Form 10-Q
period 2014-06-30
Century Communities, Inc.
filed 2014-08-13
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36491

CENTURY COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

68
Delaware	68-0521411
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

8390 East Crescent Parkway, Suite 650 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (303) 770-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On August 5, 2014, 21,504,704 shares of common stock, $0.01 par value per share, were outstanding.

Century Communities, Inc.

FORM 10-Q

For the three and six months ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheet

As of June 30, 2014 and December 31, 2013

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$167,723	$109,998
Accounts receivable	11,397	4,438
Inventories	383,898	184,072
Prepaid expenses and other assets	19,897	8,415
Property and equipment, net	11,688	3,360
Amortizable intangible assets, net	4,199	1,877
Goodwill	13,972	479
Total Assets	$612,774	$312,639
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$11,267	$8,313
Accrued expenses and other liabilities	36,822	30,358
Deferred tax liability, net	265	912
Notes payable and revolving loan agreement	201,245	1,500
Total liabilities	$249,599	$41,083
Stockholders' Equity:
Preferred Stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,451,754 and 17,257,774 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	212	173
Additional paid in capital	345,855	262,982
Retained Earnings	17,108	8,401
Total stockholders' equity	$363,175	$271,556
Total liabilities and stockholders' equity	$612,774	$312,639

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statement of Operations

For the Three And Six Months Ended June 30, 2014 and 2013

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Home sales revenues	$77,328	$41,291	$126,999	$66,008
Cost of home sales revenues	58,197	30,637	95,470	49,136
Gross margin from home sales	19,131	10,654	31,529	16,872
Golf course and other revenue	2,525	—	2,525	—
Cost of golf course and other revenue	2,154	—	2,154	—
Gross margin from golf course and other	371	—	371	—
Selling, general, and administrative (including related-party management fees of $0, $0, $50 and $200 for the three and six months ended June 30, 2014 and 2013, respectively)	11,320	4,283	18,323	7,560
Operating income	8,182	6,371	13,577	9,312
Other income (expense):
Interest income	68	53	137	56
Interest expense	(11)	—	(11)	—
Acquisition expense	(408)	—	(803)	—
Other income	129	92	257	176
Gain/(Loss) on disposition of assets	89	9	89	9
Income before tax expense	8,049	6,525	13,246	9,553
Income tax expense	2,711	1,983	4,539	1,983
Deferred taxes on conversion to a corporation	—	627	—	627
Consolidated net income of Century Communities, Inc.	5,338	3,915	8,707	6,943
Net income attributable to the noncontrolling interests	—	—	—	52
Income attributable to common stockholders	$5,338	$3,915	$8,707	$6,891
Earnings per share:
Basic and Diluted	$0.30	$0.32	$0.50	$0.51
Weighted average common shares outstanding:
Basic and Diluted	17,674,868	12,165,385	17,376,591	13,472,514
Unaudited pro-forma net income, income attributable to common stockholders, and earnings per share (Note 16):
Net income	$5,338	$6,065	$9,625	$7,441
Income attributable to common stockholders	5,266	6,022	9,509	7,324
Basic and diluted earnings per share	$0.30	$0.50	$0.55	$0.54
Unaudited pro-forma weighted average common shares (Note 16):
Basic and diluted	17,674,868	12,165,385	17,376,591	13,472,514

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Consolidated net income of Century Communities, Inc.	$8,707	$6,943
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,190	72
Stock compensation expense	741	164
Deferred income tax provision	(647)	179
Deferred provision upon conversion	—	627
Excess tax benefit on stock-based compensation	(32)	—
Gain on disposition of assets	(89)	(9)
Changes in assets and liabilities:
Cash held in trust	—	997
Accounts receivable	(6,615)	(4,079)
Inventories	(58,110)	(48,268)
Prepaid expenses and other assets	(2,826)	(1,700)
Accounts payable	880	(1,499)
Accrued expenses and other liabilities	4,680	1,542
Payable to affiliates	—	5
Net cash used in operating activities	(52,121)	(45,026)
Investing activities:
Purchases of property and equipment	(31)	(235)
Acquisition of LVLH	(165,379)	—
Net cash used in investing activities	(165,410)	(235)
Financing activities:
Borrowings under revolving credit facilities	99,000	26,671
Payments on revolving credit facilities	(99,000)	(47,044)
Proceeds from debt issuances	198,478	3,595
Principal payments	(263)	(8,905)
Debt issuance costs	(5,132)	—
Net proceeds from issuances of common stock	82,141	223,760
Excess tax benefit on stock-based compensation	32
Contributions from members	—	1,500
Distributions to members	—	(3,830)
Distributions to noncontrolling interest	—	(950)
Net cash provided by financing activities	275,256	194,797
Net increase in cash and cash equivalents	$57,725	$149,536
Cash and cash equivalents
Beginning of period	109,998	4,980
End of period	$167,723	$154,516
Non-cash investing and financing information
Inventory contributed by members	$—	$3,708
Inventory distributed to noncontrolling interests	$—	$1,603
Conversion of subordinated debt obligation to equity	$—	$11,244

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

1. Basis of Presentation

Century Communities, Inc. a Delaware corporation (“we” or the “Company”) is engaged in all aspects of homebuilding, including land acquisition and development, entitlements, and the acquisition, development, construction, marketing, and sale of various single-family detached and attached residential home projects primarily in major metropolitan markets in Colorado, Austin, Texas, and as of April 1, 2014 with our acquisition of Las Vegas Land Holdings, LLC and its subsidiaries  (“LVLH”) Las Vegas, Nevada.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest.  All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for GAAP. The pronouncement is effective for reporting period beginning after December 15, 2016. We are currently unable to determine the impact of adoption of ASU 2014-09 on the Company’s consolidated financial position or results of operations.

2. Initial Public Offering and Issuance of Senior Unsecured Notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), where we received net proceeds of approximately $193.3 million. The notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount. Concurrent with the issuance of the senior unsecured notes, we repaid the then outstanding balance including accrued interest of $99.2 million on our revolving loan agreement.

In June 2014, we completed our initial public offering of 4.0 million shares of common stock, $0.01 par value, at a per share price of $23.00, where we received net proceeds to the Company of approximately $82.1 million.

3. Reporting Segments

We have identified our Colorado, Texas and Nevada divisions as reportable segments. Our Corporate operations are a nonoperating segment, as it serves to support our Colorado, Texas and Nevada divisions through functions such as our executive, finance, treasury, human resources, and accounting departments. In addition, our Corporate operations include certain assets and income produced from residential rental property in Colorado.

The following tables summarize home sales revenues and income before tax expense by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Home sales revenues
Colorado	$48,347	$41,291	$84,198	$66,008
Texas	12,466	—	26,286	—
Nevada	16,515	—	16,515	—
Total	$77,328	$41,291	$126,999	$66,008

Income before tax expense
Colorado	$7,947	$7,400	$14,236	$11,116
Texas	878	—	2,115	—
Nevada	2,681	—	2,681	—
Corporate	(3,457)	(875)	(5,786)	(1,563)
Total	$8,049	$6,525	$13,246	$9,553

We also earned $2.5 million in revenues from golf course and other operations in our Nevada segment during the three and six months ended June 30, 2014, respectively.

The following table summarizes total assets by segment (in thousands):

	June 30,	December 31,
	2014	2013
Colorado	$200,014	$167,948
Texas	61,053	27,386
Nevada	174,612	—
Corporate	177,095	117,305
Total	$612,774	$312,639

Corporate assets include cash and cash equivalents, prepaid insurance, deferred financing costs and certain property and equipment.

4. Inventories

A summary of our inventories is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Homes under construction	$145,314	$89,202
Land and land development	232,734	92,050
Capitalized interest	5,850	2,820
Total	$383,898	$184,072

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2014	2013
Prepaid insurance	$4,048	$1,260
Lot option and escrow deposits	4,579	3,218
Performance deposits	3,121	1,899
Deferred financing costs, net	4,972	—
Land held for sale	1,252	—
Other	1,925	2,038
Total	$19,897	$8,415

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2014	2013
Customer and escrow deposits	$3,228	$2,856
Warranty reserve	1,546	1,150
Accrued compensation costs	4,946	5,511
Land development and home construction accruals	16,922	12,286
Accrued interest	2,139	—
Income tax payable	5,371	4,731
Billings in excess of collections	115	1,199
Other	2,555	2,625
Total	$36,822	$30,358

7. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheet, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal lag development model that incorporates historical payment trends and adjust the amounts recorded if necessary. Changes in our warranty accrual for the three and six months ended June 30, 2014 and 2013 are detailed in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Accrued warranty reserve, beginning of period	$1,230	$777	$1,150	$679
Assumed warranty reserve of LVLH	141	—	141	—
Warranty expense provisions	371	208	639	387
Payments	(196)	(140)	(384)	(221)
Accrued warranty reserve, end of period	$1,546	$845	$1,546	$845

8. Notes Payable and Revolving Loan Agreement

Notes payable and revolving loan agreement included the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
6.875% senior notes(A)	$198,510	$—
Land development note(B)	1,500	1,500
Insurance premium note (C)	1,137	—
Capital lease obligations (D)	98	—
Revolving loan agreement(E)	—	—
Total	$201,245	$1,500

(A)Due May 2022; interest only payments semi-annually in November and May at 6.875%.

(B)Due April 2016; interest only payments monthly at 3.50%.

(C)Due October 2015; monthly interest and principal payments at 2.65%.

(D)Various equipment leases with maturities ranging from 2 to 4 years.

(E)On October 18, 2013, we entered into a three-year revolving loan agreement with maximum borrowings of $100.0 million. Borrowings on the loan agreement bear interest at a daily rate of LIBOR plus 2.50% and there is an annual fee of $50.0 thousand. As of June 30, 2014, we had $0.8 million in outstanding letters of credit under the revolving loan agreement and total available capacity of $99.2 million. At June 30, 2014, we were in compliance with the various covenants. The revolving loan agreement terminated on July 1, 2014.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2014 and 2013, we capitalized all interest costs incurred during these periods, other than interest incurred on capital leases associated with golf course equipment.

Our interest costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest capitalized beginning of period	$2,803	$3,536	$2,820	$3,243
Interest capitalized during period	3,499	292	3,558	873
Less: capitalized interest in cost of sales	(452)	(516)	(528)	(804)
Interest capitalized end of period	$5,850	$3,312	$5,850	$3,312

10. Acquisition of Las Vegas Land Holdings, LLC

On April 1, 2014, one of the Company’s wholly-owned subsidiaries, Century Communities of Nevada, LLC, purchased substantially all of the assets of LVLH, a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities in the greater Las Vegas, Nevada metropolitan area. The 1,761 lots included 57 homes in backlog, 17 model homes and three custom lots. In addition, we acquired two fully operational golf courses, three custom home lots, and two one-acre commercial plots.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.8 million in acquisition-related costs, which are included in other income (expense) on the consolidated statement of operations.

The following table summarizes the preliminary amounts recognized as of the acquisition date:

Assets acquired and liabilities assumed
Accounts receivable	$347
Inventories	141,711
Prepaid expenses and other assets	3,518
Property and equipment	8,619
Amortizable intangible assets	3,076
Goodwill	13,495
Total assets	$170,766

Accounts payable	$2,074
Accrued expenses and other liabilities	1,816
Notes payable and capital lease obligations	1,497
Total liabilities	$5,387

We determined the preliminary estimate of fair value for acquired inventories with the assistance of an appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community as well as average sales price, and absorption rates.

We determined the preliminary estimate of fair value for amortizable intangible assets, which includes a non-solicitation agreement, cell phone tower leases, and home plans, with the assistance of a third party valuation firm based primarily on a replacement cost approach.  Our preliminary estimate of the fair value of the non-solicitation agreement, cell phone tower leases, and homes plans were $1.4 million, $1.4 million and $0.3 million respectively, which will be amortized over 2 years, 17 years, and 7 years, respectfully.  In total, amortizable intangible assets will be amortized over a weighted average life of 9.3 years.

We determined that LVLH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce. Approximately $10.0 million of goodwill is expected to be deductible for tax purposes.

As we have not completed our estimate of the fair value of the assets acquired and liabilities assumed, the final determinations of the values may result in adjustments to the amounts presented above and a corresponding adjustment to goodwill.

11. Income Taxes

On April 30, 2013, the Company reorganized from a Colorado limited liability company into a Delaware corporation, and accordingly, we are subject to federal and state income taxes subsequent to April 30, 2013.  On the date of conversion, we recorded a net deferred tax liability of $0.6 million on our consolidated balance sheet, the effect of which was recorded as a deferred tax on conversion to a corporation in our consolidated statement of operations.

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Accordingly, we recorded income tax expense of $2.7 million and $4.5 million for the three and six months ended June 30, 2014, based on our estimated annual effective tax rate of approximately 34%.

12. Fair Value Disclosures

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date.

Level 3—Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		June 30, 2014		December 31, 2013
			Fair		Fair
	Hierarchy	Carrying	Value	Carrying	Value
6.875% Senior Notes(1)	Level 2	$198,510	$200,454	$—	$—
Land development note(1)	Level 2	$1,500	$1,486	$1,500	$1,490
Insurance premium note (1)	Level 2	$1,137	$1,137	$—	$—
Capital lease obligations (1)	Level 2	$98	$98	$—	$—
Revolving loan agreement (1)	Level 2	$—	$—	$—	$—

(1) Estimated fair values as of June 30, 2014 and December 31, 2013 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

The carrying amount of cash and cash equivalents approximates fair value. Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

13. Stock Based Compensation

The Company’s authorized capital stock consists of 100.0 million shares of common stock, $0.01 par value per share and 50.0 million shares of preferred stock, $0.01 par value. As of June 30, 2014 and December 31, 2013, there were 21.1 million and 17.1 million shares of common stock issued and outstanding, exclusive of the restricted common stock issued, respectively. The Company also has reserved a total of 1.8 million shares of common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards. During the three months ended June 30, 2014, the Company issued 0.2 million of restricted common stock awards with a grant date fair value of $21.40 per share.

As of June 30, 2014, 0.3 million shares of restricted common stock were unvested, and $6.3 million of unrecognized compensation costs is expected to be recognized over a weighted average period of 1.8 years.

During the three and six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $0.4 million, $0.7 million, $0.2 million and $0.2 million respectively, which is included in selling, general, and administrative on the consolidated statement of operations.

14. Earnings Per Share

We use the two-class method of calculating earnings per share (“EPS”) as our non-vested restricted stock awards have non-forfeitable rights to dividends, and accordingly represent a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

For purposes of determining weighted average shares outstanding for the three and six months ended June 30, 2013, the 5.0 million shares that were issued to our outstanding membership interests upon conversion of the Company from a Colorado limited liability company to a Delaware corporation, are reflected as outstanding at the beginning of the period presented.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator
Net income	$5,338	$3,915	$8,707	$6,943
Less: Net income attributable to the noncontrolling interests	—	—	—	(52)
Less: Undistributed earnings allocated to participating securities	(72)	(28)	(105)	(61)
Numerator for basic and diluted EPS	$5,266	$3,887	$8,602	$6,830
Denominator
Basic and diluted earnings per share—weighted average shares	17,674,868	12,165,385	17,376,591	13,472,514
Basic and diluted EPS	$0.30	$0.32	$0.50	$0.51

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2014 and December 31, 2013, we had $23.0 million and $3.0 million, respectively, in letters of credit and performance bonds issued and outstanding.

Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction defect claims. It is the opinion of management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record a charge to selling, general, and administrative on our consolidated statement of operations for our estimated loss.

16. Pro forma Financial Information

Unaudited pro forma income before tax expense for the three and six months ended June 30, 2014 and 2013, gives effect to including the results of LVLH as of January 1, 2014 and 2013 respectively.  Unaudited pro forma income before tax expense for the three and six months ended June 30, 2013 also gives effect to include the results of Jimmy Jacobs Homes, L.P. (“Jimmy Jacobs”) as of January 1, 2013.  Unaudited pro forma income before tax expense adjusts the operating results of LVLH and Jimmy Jacobs to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented.

Pro forma basic and diluted net income per share for the three and six months ended June 30, 2013 gives effect to the conversion of the Company’s members’ equity into common stock though the conversion had occurred as of the beginning of 2013. In addition, the pro forma amounts give effect to reflect income tax adjustments as if the Company were a taxable entity as of the beginning of 2013. The pro forma income tax adjustment reflects that the Company would have filed a consolidated tax return as a corporation reflecting a consolidated net income for the periods presented (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$77,328	$77,990	$147,133	$126,930
Income before tax expense	8,049	9,330	14,584	11,447
Tax expense	2,711	3,265	4,959	4,006
Consolidated net income of Century Communities, Inc.	5,338	6,065	9,625	7,441
Less: Net income attributable to the noncontrolling interest	—	—	—	(52)
Less: Undistributed earnings allocated to participating securities	(72)	(43)	(116)	(65)
Numerator for basic and diluted pro forma EPS	$5,266	$6,022	$9,509	$7,324
Pro forma weighted average shares	17,674,868	12,165,385	17,376,591	13,472,514
Pro forma basic and diluted EPS	$0.30	$0.50	$0.55	$0.54

17. Subsequent Events

On August 12, 2014 we purchased substantially all of the operations and assets of Grand View Builders in Houston, Texas for a purchase price of approximately $14 million and earnout payments based on performance over the next two years.

Our initial accounting for this business combination is incomplete as the valuation of the acquired assets and assumed liabilities is still in process.  Accordingly, certain disclosures required by ASC 805-10-50 cannot be made at this time.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. You can also identify forward-looking statements by discussions of strategy, plans or intentions.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due a number of factors, including our acquisition of Jimmy Jacobs in September 2013, and our acquisition of LVLH in April 2014.

The forward-looking statements included in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	continued or increased downturn in the homebuilding industry;
•	changes in assumptions used to make industry forecasts;
•	continued volatility and uncertainty in the credit markets and broader financial markets;
•	our future operating results and financial condition;
•	our business operations;
•	changes in our business and investment strategy;
•	availability of land to acquire and our ability to acquire such land on favorable terms or at all;
•	availability, terms and deployment of capital;
•	continued or increased disruption in the availability of mortgage financing or the number of foreclosures in the market;
•	shortages of or increased prices for labor, land or raw materials used in housing construction;
•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
•	changes in, or the failure or inability to comply with, governmental laws and regulations;
•	the timing of receipt of regulatory approvals and the opening of projects;
•	the degree and nature of our competition;
•	our leverage and debt service obligations; and
•	availability of qualified personnel and our ability to retain our key personnel.

The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the U.S. Securities and Exchange Commission, or the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, therefore, not rely on these forward-looking statements as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the greater Denver, Colorado metropolitan area and, more recently, in the greater Austin and San Antonio, Texas and Las Vegas, Nevada metropolitan areas, under the Century Communities name. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well located land positions and offering quality homes with innovative design elements. We are one of the top 50 largest homebuilders in the United States (as ranked among public and private companies by Builder Magazine based on total revenue in 2013).

On April 1, 2014, one of the Company’s wholly-owned subsidiaries, Century Communities of Nevada, LLC, purchased substantially all of the assets of LVLH, a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities in the greater Las Vegas, Nevada metropolitan area. The 1,761 lots include 57 homes in backlog, 17 model homes and three custom lots. In addition, we acquired two fully operational golf courses, three custom home lots, and two one acre commercial plots.

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (the “Notes”) in reliance on Rule 144A and Regulation S under the Securities Act, where we received net proceeds of approximately $193.3 million. The Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount.

In June 2014, we completed our initial public offering of 4.0 million shares of common stock, $0.01 par value, at a per share price of $23.00, where we received net proceeds to the Company of approximately $82.1 million.

During the three months ended June 30, 2014, we delivered 198 homes, with an average sales price of $390,545. During the same period, we generated approximately $77.3 million in home sales revenue, approximately $8.0 million in income before tax expense, and approximately $5.3 million in net income. For the three months ended June 30, 2014, our net sales orders totaled 279 homes, a 125% increase over the same period in 2013. On June 30, 2014, we had a backlog of 394 sold but unclosed homes, a 109% increase over the same period in 2013, consisting of approximately $167.8 million in sales value, a 101% increase over the same period in 2013.

Results of Operations

The following table summarizes our results of operation for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
(dollars in thousands, except as noted	June 30,		June 30,
under Other Operating Information)	2014	2013	2014	2013
	(unaudited)
Consolidated Statement of Operations:
Home sales revenues	$77,328	$41,291	$126,999	$66,008
Cost of home sales revenues	58,197	30,637	95,470	49,136
Gross margin from home sales	19,131	10,654	31,529	16,872
Gross margin from golf course and other	371	—	371	—
Selling, general and administrative	11,320	4,283	18,323	7,560
Operating income	8,182	6,371	13,577	9,312
Other income (expense)	(133)	154	(331)	241
Income before tax expense	8,049	6,525	13,246	9,553
Income tax expense	2,711	1,983	4,539	1,983
Deferred taxes on conversion to a corporation	—	627	—	627
Consolidated net income of Century Communities, Inc.	5,338	3,915	8,707	6,943
Income attributable to the noncontrolling interests	—	—	—	52
Income attributable to common stockholders	$5,338	$3,915	$8,707	$6,891
Basic and diluted earnings per share	$0.30	$0.32	$0.50	$0.51
Pro-forma basic and diluted earnings per share(1)	$0.30	$0.50	$0.55	$0.54

Other Operating Information:
Number of homes delivered	198	126	326	205
Average sales price of homes delivered (actual; not in thousands)	$390,545	$327,706	$389,567	$321,990
Cancellation rates	17%	17%	16%	19%
Backlog at end of period, number of homes	394	188	394	188
Backlog at end of period, aggregate sales value (in thousands)	$167,818	$83,511	$167,818	$83,511
Net new home orders	279	124	438	245
Average selling communities	32	16	28	15

(1) For information regarding the unaudited pro-forma adjustments, see Notes 16 to our condensed consolidated financial statements.

Home Sales Revenue and New Homes Delivered

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2014	2013	Amount	%	2014	2013	Amount	%
New homes delivered	198	126	72	57.1%	326	205	121	59.0%
Home sales revenue (dollar value in thousands)	$77,328	$41,291	$36,037	87.3%	$126,999	$66,008	$60,991	92.4%
Average sales price of homes delivered	$390,545	$327,706	$62,839	19.2%	$389,567	$321,990	$67,577	21.0%

New home deliveries increased by 72 homes, or 57.1%, to 198 during the three months ended June 30, 2014, from 126 during the three months ended June 30, 2013. The increase in new home deliveries was primarily attributable to an increase in active communities, as well as deliveries of 30 and 54 new homes in our Texas and Nevada divisions, respectively, which were not in the comparable period. New home deliveries increased by 121 homes, or 59.0%, to 326 during the six months ended June 30, 2014, from 205 during the six months ended June 30, 2013.  The increase in new home deliveries was primarily attributable to an increase in active communities, as well as deliveries of 56 and 54 new homes in our Texas and Nevada divisions, respectively, which were not in the comparable period.

Home sales revenue increased 87.3%, to $77.3 million and 92.4% to $127.0 million for the three and six months ended June 30, 2014 as compared to the comparable period in the previous year.  The increases in home sales revenue was primarily attributable to: (1) the increase in deliveries discussed above, and (2) an increase in average sales price of 19.2%, and 21.0% for the three and six months ended June 30, 2014 as compared to the comparable period in the previous year.  The increase in average sales price is driven by the mix of closings in higher price communities in during 2014 as well as overall price appreciation.

Cost of Home Sales Revenue

Cost of home sales revenue increased $27.6 million, or 90.0%, and $46.3 million, or 94.3%, for the three and six months ended June 30, 2014, as compared to the comparable periods in the previous year. The increase in cost of home sales revenue was primarily attributable to the increase in deliveries discussed above which were driven by the addition of our Texas and Nevada divisions.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin percentage decreased slightly during the three and six months ended June 30, 2014 to 24.7% and 24.8%, respectively, as compared to 25.8% and 25.6%, respectively, for the three and six months ended June 30, 2013.  The decrease is driven by the impact of the step up to the acquired 57 homes in inventory for LVLH of which 54 were delivered during the quarter ended June 30, 2014.

Our significant components of cost of sales are land and land development, direct vertical costs of construction and interest and other indirect costs. The following table outlines the percentages of each of these components as a total of cost of home sales revenue.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Land and land development	22%	17%	20%	17%
Direct vertical costs of construction	76%	80%	77%	80%
Interest and other indirect costs	2%	3%	3%	3%

In the following tables, we calculate our gross margins adjusting for interest costs so that we can be compared more accurately with our peer group.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	%	2013	%	2014	%	2013	%
Home sales revenues	$77,328	100.0%	$41,291	100.0%	$126,999	100.0%	$66,008	100.0%
Cost of home sales revenue	58,197	75.3%	30,637	74.2%	95,470	75.2%	49,136	74.4%
Gross margin from home sales	19,131	24.7%	10,654	25.8%	31,529	24.8%	16,872	25.6%
Add: Interest on cost of home sales	452	0.6%	516	1.2%	528	0.4%	804	1.2%
Adjusted homebuilding gross margin(1)	$19,583	25.3%	$11,170	27.1%	$32,057	25.2%	$17,676	26.8%

(1)Non-GAAP financial measure.

Excluding interest on cost of home sales, our adjusted homebuilding gross margin percentage was 25.3% and 25.2% for the three and six months ended June 30, 2014, respectively, compared to 27.1% and 26.8% for the three and six months ended June 30, 2013. We believe this information is meaningful as it isolates the impact that indebtedness has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion.

Gross Margin on Golf Course and Other

In connection with our acquisition of LVLH, we are the operators of two golf courses within our Rhodes Ranch and Tuscany communities. We generated approximately $2.5 million in revenue during the three and six months ended June 30, 2014 which was partially offset by costs associated with the courses of $2.2 million.

Selling, General and Administrative Expense

	Three Months				Six Months
	Ended June 30,		Increase		Ended June 30,		Increase
	2014	2013	Amount	%	2014	2013	Amount	%
Selling, general and administrative	$11,320	$4,283	$7,037	164.3%	$18,323	$7,560	$10,763	142.4%
As a percentage of homes sales revenue	14.6%	10.4%			14.4%	11.5%

Our selling, general and administrative costs increased $7.0 million for the three months ended June 30, 2014 as compared to the comparable period in the previous year.  The increase was primarily attributable to (1) an increase of $4.6 million in our compensation-related expenses, including incentive compensation which comprised $2.8 million of the increase, resulting largely from a 125% increase in our headcount to 234 employees as of June 30, 2014 compared to 104 as of June 30, 2013, as well as one time compensation costs associated with our initial public offering of $0.6 million, (2) an increase of $0.9 million in commission expense resulting from a 87.3% increase in home sales revenue, (3) an increase of $0.4 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Jimmy Jacobs and LVLH and (4) moderate increases in outside professional services, travel and other miscellaneous expenses related to increased operations from our growth in the three months ended June 30, 2014.

Our selling, general and administrative costs increased $10.8 million for the six months ended June 30, 2014 as compared to the comparable period in the previous year.  The increase was primarily attributable to (1) an increase of $6.5 million in our compensation-related expenses, including incentive compensation which comprised $3.8 million of the increase, resulting largely from a 125% increase in our headcount to 234 employees as of June 30, 2014 compared to 104 as of June 30, 2013, as well as one time compensation costs associated with our initial public offering of $0.6 million, (2) an increase of $1.4 million in commission expense resulting from a 92.4% increase in home sales revenue, (3) an increase of $0.6 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Jimmy Jacobs and LVLH and (4) moderate increases in outside professional services, travel and other miscellaneous expenses related to increased operations from our growth in the six months ended June 30, 2014.

Other Income (Expense)

Other income (expense) decreased by $0.3 million to an expense of $0.1 million for the three months ended June 30, 2014, from income of $0.2 million for the three months ended June 30, 2013. The decrease was driven by expenses of $0.4 million incurred in connection with our acquisition of LVLH.

Other income (expense) decreased by $0.5 million to an expense of $0.3 million for the six months ended June 30, 2014, from income of $0.2 million for the six months ended June 30, 2013. The decrease was driven by expenses of $0.8 million incurred in connection with our acquisition of LVLH.

Income Before Tax Expense

As a result of the foregoing factors, income before tax expense increased by $1.5 million, or 23.4%, for the three months ended June 30, 2014, and $3.7 million or 38.7% for the six months ended June 30, 2014 as compared to the comparable periods in the previous year.

Income Tax (Expense)

Our income tax expense for the three and six months ended June 30, 2014 is reflective of our estimated annual tax rate of 34%. In April 2013, we converted into a corporation from a limited liability company, at which time we became a taxable entity. As such, we had no provision for income taxes prior to April 30, 2013, and accordingly, our income tax expense for the three and six month periods ended June 30, 2013 are not comparable to 2014.

Net Income

As a result of the above items, net income increased by $1.4 million, or 36.3%, and $1.8 million, or 26.4%, to $5.3 million and $8.7 million for the three and six months ended June 30, 2014, respectively.

Other Homebuilding Operating Data

Net new home orders (new home orders net of cancellations) for the three months ended June 30, 2014 increased by 155 homes, or 125% to 279, compared to 124 for the three months ended June 30, 2013. The increase in our net new home orders was driven by positive market conditions as well as our entry into both the Nevada and Texas markets through the acquisitions of LVLH and Jimmy Jacobs. The operations of Jimmy Jacobs and LVLH comprise our Texas and Nevada operating segments, respectively. Our Texas and Nevada operating segments contributed 38 and 88 net new home orders for the three months ended June 30, 2014. Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended June 30, 2014 was an average of 7.8 per selling community (2.6 monthly), compared to an average of 8.3 per selling community (2.8 monthly) for the three months ended June 30, 2013. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 17% and 16% for the three and six months ended June 30, 2014, compared to 17%, and 19% for the three and six months ended June 30, 2013, respectively. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

We experienced substantial order growth due to an increase in our average selling community count, primarily as the result of an overall improvement in market sentiment, including from our Texas and Nevada operating segments which are not in the comparable period. Our average number of selling communities increased by 16 communities to 32 for the three months ended June 30, 2014, and increased by 13 communities to 28 for the six months ended June 30, 2014, as compared to the comparable periods in the previous year. The increase in net new home orders positively impacted our number of homes in backlog.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within one to six months, although we may experience cancellations of sales contracts prior to closing. Backlog units increased by 206 homes, or 110%, to 394 as of June 30, 2014, as compared to 188 as of June 30, 2013, primarily driven by an increase in the number of selling communities, including those in our Texas and Nevada operating segments, which contributed 101 homes and 91 homes, respectively, to backlog at June 30, 2014. The dollar value of backlog increased $84.3 million, or 101%, to $167.8 million as of June 30, 2014 from $83.5 million as of June 30, 2013. The increase in dollar value of backlog reflects an increase in the number of homes in backlog. Our average sales price of homes in backlog decreased slightly from $444,207 as of June 30, 2013 to $425,394 as of June 30, 2014.  The decrease in the average sales price of homes in backlog is the result of the acquisition of LVLH which comprises our Nevada division which generally has a lower price point than our Colorado and Texas divisions.

The table below summarizes our lots owned and controlled as of the dates presented:

Lots Owned and Controlled

Total Lots
Owned and Controlled
As of June 30, 2014	9,852
As of December 31, 2013	8,341

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. A summary of our critical accounting policies is included in our prospectus dated June 17, 2014, filed with the SEC on June 18, 2014 pursuant to Rule 424(b)(4) under the Securities Act, in the section entitled “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Significant Accounting Policies.”  We have had no significant changes in our critical accounting policies from those described in our prospectus.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2014 were operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. In May, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (the “Notes”) in reliance on Rule 144A and Regulation S under the Securities Act, where we received net proceeds of approximately $193.3 million. The Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount, and in June we completed our initial public offering of 4.0 million shares of common stock, $0.01 par value, at a per share price of $23.00, where we received net proceeds of approximately $82.1 million.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities that are strategically located in our core Colorado markets, and in the greater Austin and San Antonio, Texas and Las Vegas, Nevada metropolitan areas. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will exceed our cash generated by operations.

Covenant Compliance

Under our revolving loan agreement, we are required to comply with certain financial covenants. These financial covenants consist of maintaining (i) a minimum adjusted net worth of $200.0 million, (ii) a ratio of total liabilities to adjusted net worth of 1.50 to 1, (iii) a ratio of land/vacant lots to adjusted net worth of 1.0 to 1, (iv) a minimum liquidity of $20.0 million, (v) interest coverage of 2.0x, and (vi) no operating loss over a rolling four quarter period.   We were in compliance with our covenants as of June 30, 2014.    We terminated the revolving loan agreement on July 1, 2014.

Letters of Credit

Under the terms of our revolving loan agreement, we have the ability to issue letters of credit up to $15.0 million. Our borrowing availability under our revolving loan agreement is reduced by the amount of letters of credit outstanding. As of June 30, 2014, there was $0.8 million in face amount of letters of credit outstanding under our revolving credit facility, leaving $14.2 million of availability for additional letters of credit.

Secured Acquisition and Development Loans and Construction Loans

As of June 30, 2014, we were party to one secured acquisition and development loan agreement to purchase and develop land parcels. As of June 30, 2014, the total aggregate commitment of our acquisition and development loan was approximately $1.5 million, of which $1.5 million was outstanding. The acquisition and development loan will be repaid as lots are released from the loan based upon a specific release price, as defined in the loan agreement. This loan matures in 2016. Interest on the loan is paid quarterly with an annual interest rate of 3.5%.

Cash Flows—Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $52.1 million during the six months ended June 30, 2014 from net cash used of $45.0 million during the six months ended June 30, 2013. The increase in cash used in operations was primarily a result of an increase in real estate inventories of $58.1 million during the six months ended June 30, 2014, compared to an increase of

$48.3 million during the six months ended June 30, 2013, primarily driven by the increase in land acquisition, land development and homes under construction, partially offset by the increase in home closings.

•

Net cash used in investing activities was $165.4 million during the six months ended June 30, 2014, compared to $0.2 million  in net cash used during the six months ended June 30, 2013. The increase was a result of our purchase of LVLH on April 1, 2014.

•

Net cash provided by financing activities was $275.3 million during the six months ended June 30, 2014 compared to net cash provided by financing activities of $194.8 million during the six months ended June 30, 2013. The increase in cash provided by financing activities was the result of the issuance of our senior notes and initial public offering discussed above.

As of June 30, 2014, our cash balance was $167.7 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2014, we had outstanding options for 4,392 lots totaling $127.3 million, and had $3.4 million of non-refundable cash deposits pertaining to land option contracts.

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

The Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of June 30, 2014 and December 31, 2013, we had $23.0 million and $3.0 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our revolving loan agreement. Outstanding amounts borrowed under our revolving loan agreement bear interest at a rate equal to LIBOR plus an applicable margin, or “add-on.” As of June 30, 2014, we did not have a balance outstanding under our revolving loan agreement, and the revolving loan agreement was terminated on July 1, 2014. Our other debt obligations are fixed rate instruments, including our $200.0 million principal senior notes due 2022.  For fixed rate debt instruments, changes in interest rates affect the fair value of the obligation, but do not impact our results of operations or our interest obligations.

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2014, we evaluated, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

Other Information

Item 1.     Legal Proceedings

Because of the nature of the homebuilding business, we and certain of our subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business.  In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

We have disclosed under the heading “Risk Factors” in our prospectus dated June 17, 2014, filed with the SEC on June 18, 2014 pursuant to Rule 424(b)(4) under the Securities Act, the risk factors which materially affect our business, financial condition or operating results.  There have been no material changes from the risk factors previously disclosed in the prospectus.  You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.  If any of the risks discussed in this prospectus occur, our business, prospects, liquidity, financial condition and operating results could be materially and adversely affected.  You should be aware that these risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 20, 2014, we granted an aggregate of 197,430 shares of our restricted common stock to certain of our officers and directors under our First Amended & Restated 2013 Long-Term Incentive Plan, in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering, and/or Rule 701 under the Securities Act, which relates to exemptions for offers and sales of securities pursuant to certain compensatory benefit plans.  The recipients of shares in each such transaction represented their intention to acquire the shares for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  Appropriate restrictive legends were affixed to the instruments representing such shares issued in such transactions.  All recipients had adequate access, through their relationship with the Company, to information regarding the Company.

Use of Proceeds from Registered Securities

In June 2014, we commenced the initial public offering (the “Offering”) of our common stock, $0.01 par value per share. Pursuant to the Registration Statement on Form S-1 (File No. 333-195678), as amended, that was declared effective by the SEC on June 17, 2014, we registered 16,747,000 shares of our common stock, consisting of 4,672,000 shares to be sold by us (including 672,000 shares with respect to an over-allotment option granted by us to the underwriters in the Offering), 480,000 shares sold by the selling stockholders in the Offering, and 11,595,000 shares to be sold by selling stockholders following completion of the Offering.  We sold a total of 4,000,000 shares of our common stock in the Offering at an initial public offering price per share of $23.00 for gross proceeds of approximately $92.0 million.  We did not receive any proceeds from the sale of the 480,000 shares our common stock sold by the selling stockholders in the Offering.  The joint book-running managers of the Offering were FBR Capital Markets & Co., J.P. Morgan Securities LLC, and Deutsche Bank Securities Inc.  The co-managers of the Offering were Zelman Partners LLC and Builder Advisor Group, LLC.  The Offering closed on June 23, 2014.  The net proceeds of the Offering to the Company were approximately $82.1 million, determined as follows (in thousands):

Gross proceeds of the Offering to the Company	$92,000
Underwriting discounts and commissions	(6,440)
Offering costs	(3,419)
Net proceeds	$82,141

We are using the net proceeds from the Offering primarily for the acquisition and development of land and, to the extent not used for the acquisition and development of land we are using net proceeds for general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX
3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference herein from Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5,

2014)

3.2

Bylaws of the Company, as amended (incorporated by reference herein from Exhibit 3.2 to the initial filing of the

Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.
(Registrant)

Date: August 13, 2014	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Chief Executive Officer)

Date: August 13, 2014	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)