Form 10-Q
period 2014-09-30
Century Communities, Inc.
filed 2014-11-14
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On November 10, 2014, 21,483,528 shares of common stock, $0.01 par value per share, were outstanding.

Century Communities, Inc.

FORM 10-Q

For the three and nine months ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheet

As of September 30, 2014 and December 31, 2013

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$101,704	$109,998
Accounts receivable	16,105	4,438
Inventories	461,566	184,072
Prepaid expenses and other assets	27,502	8,415
Deferred tax asset, net	719	—
Property and equipment, net	11,848	3,360
Amortizable intangible assets, net	5,900	1,877
Goodwill	13,249	479
Total Assets	$638,593	$312,639
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$10,102	$8,313
Accrued expenses and other liabilities	50,674	30,358
Deferred tax liability, net	—	912
Notes payable and revolving loan agreement	210,048	1,500
Total liabilities	$270,824	$41,083
Stockholders' Equity:
Preferred Stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,485,257 and 17,257,774 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	213	173
Additional paid in capital	346,321	262,982
Retained Earnings	21,235	8,401
Total stockholders' equity	$367,769	$271,556
Total liabilities and stockholders' equity	$638,593	$312,639

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statement of Operations

For the Three And Nine Months Ended September 30, 2014 and 2013

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Home sales revenues	$90,735	$41,494	$217,734	$107,502
Cost of home sales revenues	70,896	31,948	166,367	81,084
Gross margin from home sales	19,839	9,546	51,367	26,418
Golf course and other revenue	1,226	—	3,750	—
Cost of golf course and other revenue	2,175	—	4,329	—
Gross margin from golf course and other	(949)	—	(579)	—
Selling, general, and administrative (including related-party management fees of $0 and $200 for the three and nine months ended September 30, 2013, respectively)	12,584	5,682	30,906	13,244
Operating income	6,306	3,864	19,882	13,174
Other income (expense):
Interest income	130	98	267	152
Interest expense	(2)	—	(13)	—
Acquisition expense	(119)	(329)	(923)	(329)
Other income	327	151	585	332
Gain/(Loss) on disposition of assets	55	—	145	9
Income before tax expense	6,697	3,784	19,943	13,338
Income tax expense	2,570	1,346	7,109	3,330
Deferred taxes on conversion to a corporation	—	—	—	627
Consolidated net income of Century Communities, Inc.	4,127	2,438	12,834	9,381
Net income attributable to the noncontrolling interests	—	—	—	52
Income attributable to common stockholders	$4,127	$2,438	$12,834	$9,329
Earnings per share:
Basic and Diluted	$0.19	$0.14	$0.68	$0.81
Weighted average common shares outstanding:
Basic and Diluted	21,113,708	17,075,000	18,635,986	11,457,692
Unaudited pro-forma net income, income attributable to common stockholders, and earnings per share (Note 16):
Pro-forma consolidated net income of Century Communities, Inc.	$4,142	$5,467	$14,548	$14,487
Pro-forma income attributable to common stockholders	4,072	5,424	14,324	14,329
Pro-forma basic and diluted earnings per share	$0.19	$0.32	$0.77	$1.25
Unaudited pro-forma weighted average common shares (Note 16):
Pro-forma basic and diluted	21,113,708	17,075,000	18,635,986	11,457,692

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Consolidated net income of Century Communities, Inc.	$12,834	$9,381
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,790	310
Stock compensation expense	1,453	437
Deferred income tax provision	(1,631)	386
Deferred provision upon conversion	—	627
Excess tax benefit on stock-based compensation	(37)	—
Gain on disposition of assets	145	9
Changes in assets and liabilities:
Cash held in trust	—	995
Accounts receivable	(11,094)	(3,888)
Inventories	(116,368)	(63,902)
Prepaid expenses and other assets	(10,894)	(4,353)
Accounts payable	(285)	(2,708)
Accrued expenses and other liabilities	14,816	10,232
Payable to affiliates	—	(95)
Net cash used in operating activities	(109,271)	(52,569)
Investing activities:
Purchases of property and equipment	(393)	(344)
Business combinations	(178,235)	(15,132)
Net cash used in investing activities	(178,628)	(15,476)
Financing activities:
Borrowings under revolving credit facilities	99,000	26,671
Payments on revolving credit facilities	(99,000)	(47,044)
Proceeds from issuance of senior notes	198,478	—
Proceeds from issuance of notes payable	5,894	1,500
Principal payments	(1,562)	(12,833)
Debt issuance costs	(5,132)	—
Net proceeds from issuances of common stock	81,890	223,729
Excess tax benefit on stock-based compensation	37	—
Contributions from members	—	1,500
Distributions to members	—	(3,830)
Distributions to noncontrolling interest	—	(257)
Net cash provided by financing activities	279,605	189,436
Net increase (decrease) in cash and cash equivalents	$(8,294)	$121,391
Cash and cash equivalents
Beginning of period	109,998	4,981
End of period	$101,704	$126,372
Non-cash investing and financing information
Seller financed acquisitions of land	$4,329	$—
Inventory contributed by members	$—	$3,708
Inventory distributed to noncontrolling interests	$—	$2,296
Conversion of subordinated debt obligation to equity	$—	$11,244

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

1. Basis of Presentation

Century Communities, Inc. a Delaware corporation (“we” or the “Company”) is engaged in all aspects of homebuilding, including land acquisition and development, entitlements, and the acquisition, development, construction, marketing, and sale of various single-family detached and attached residential home projects primarily in major metropolitan markets in Colorado, Central Texas, Houston, and Nevada.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, which are included in our prospectus dated June 17, 2014 that was filed with the SEC on June 18, 2014.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for GAAP. The pronouncement is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adoption of ASU 2014-09 on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, (ASU 2014-15), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements and related disclosures.

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

In June 2014, we completed our initial public offering of 4.0 million shares of common stock, $0.01 par value, at a per share price of $23.00, where we received net proceeds to the Company of approximately $81.9 million.

3. Reporting Segments

We have identified our Colorado, Central Texas, Houston, and Nevada divisions as reportable segments. Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.

The following tables summarize home sales, golf and other revenues and income before tax expense by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Home sales, golf and other revenues
Colorado	$40,291	$37,963	$124,490	$103,971
Central Texas	16,460	3,531	42,746	3,531
Houston	7,365	—	7,365	—
Nevada	27,845	—	46,883	—
Total	$91,961	$41,494	$221,484	$107,502

Income before tax expense
Colorado	$5,620	$6,217	$19,856	$18,383
Central Texas	2,172	232	4,287	232
Houston	(87)	—	(87)	—
Nevada	2,731	—	5,412	—
Corporate	(3,739)	(2,665)	(9,525)	(5,277)
Total	$6,697	$3,784	$19,943	$13,338

The following table summarizes total assets by segment (in thousands):

	September 30,	December 31,
	2014	2013
Colorado	$251,733	$167,948
Central Texas	74,055	27,386
Houston	25,540	—
Nevada	176,982	—
Corporate	110,283	117,305
Total	$638,593	$312,639

Corporate assets include certain cash and cash equivalents, prepaid insurance, deferred financing costs and certain property and equipment.

4. Inventories

A summary of our inventories is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Homes under construction	$180,539	$89,202
Land and land development	272,038	92,050
Capitalized interest	8,989	2,820
Total	$461,566	$184,072

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2014	2013
Prepaid insurance	$8,605	$1,260
Lot option and escrow deposits	4,546	3,218
Performance deposits	6,001	1,899
Deferred financing costs, net	5,118	—
Other	3,232	2,038
Total	$27,502	$8,415

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2014	2013
Customer and escrow deposits	$4,622	$3,327
Warranty reserve	2,114	1,150
Accrued compensation costs	6,400	5,511
Land development and home construction accruals	25,256	12,286
Accrued interest	5,653	9
Income tax payable	—	4,731
Billings in excess of collections	85	1,199
Earnout liability	2,768	—
Other	3,776	2,145
Total	$50,674	$30,358

7. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheet, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal lag development model that incorporates historical payment trends and adjust the amounts recorded if necessary. Additional reserves may be established, and an expense recorded, for unusual warranty-related expenditures at the time the expenditure becomes probable and estimable.  Changes in our warranty accrual for the three and nine months ended September 30, 2014 and 2013 are detailed in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Accrued warranty reserve, beginning of period	$1,546	$845	$1,150	$679
Warranty reserves assumed in business combinations	200	—	341	—
Warranty expense provisions	715	195	1,354	582
Payments	(347)	(204)	(731)	(425)
Accrued warranty reserve, end of period	$2,114	$836	$2,114	$836

8. Notes Payable and Revolving Loan Agreement

Notes payable and revolving loan agreement included the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
6.875% senior notes(A)	$198,557	$—
Land development notes(B)	5,740	1,500
Insurance premium notes (C)	5,682	—
Capital lease obligations (D)	69	—
Revolving loan agreement(E)	—	—
Total	$210,048	$1,500

(A)

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.  We received net proceeds of approximately $193.3 million. The notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount.  The senior notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries.  The senior notes contain certain restrictions on issuing future secured debt and other transactions but do not contain financial covenants.  The principal balance is due in May 2022, with interest only payments due semi-annually in November and May.

(B)	Four notes with maturity dates ranging from March 2015 to April 2016 with interest only payments ranging from 0.5% to 5.0%.
(C)	Two notes due October 2015 and November 2015, respectively, and monthly interest and principal payments at 2.65% and 3.89%, respectively.
(D)	Various equipment leases with maturities ranging from 2 to 4 years.
(E)

On October 18, 2013 we entered into a three-year revolving loan agreement with a maximum borrowings of $100.0 million.  Borrowings on the revolving loan agreement bear interest at a daily rate of LIBOR plus 2.50%.  The revolving loan agreement was terminated on July 1, 2014, however letters of credit of $0.8 million issued prior to termination remain outstanding as of September 30, 2014.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. The capitalized interest is subsequently included in cost of sales at the time the home is closed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2014 and 2013, we capitalized all interest costs incurred during these periods, other than interest incurred on capital leases associated with golf course equipment.

Our interest costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest capitalized beginning of period	$5,850	$3,312	$2,820	$3,243
Interest capitalized during period	3,894	86	7,452	976
Less: capitalized interest in cost of sales	(755)	(530)	(1,283)	(1,351)
Interest capitalized end of period	$8,989	$2,868	$8,989	$2,868

10. Business Combinations

Acquisition of Las Vegas Land Holdings, LLC

On April 1, 2014, we purchased substantially all of the assets and operations of Las Vegas Land Holdings, LLC (“LVLH”), a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities in the greater Las Vegas, Nevada metropolitan area. The 1,761 lots included 57 homes in backlog, 17 model homes and three custom lots. In addition, we acquired two fully operational golf courses, three custom home lots, and two one-acre commercial plots.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.8 million in acquisition-related costs, which are included in other income (expense) on the consolidated statement of operations.

The following table summarizes the preliminary amounts recognized as of the acquisition date:

Assets acquired and liabilities assumed
Accounts receivable	$347
Inventories	144,531
Prepaid expenses and other assets	2,910
Property and equipment	8,619
Amortizable intangible assets	3,076
Goodwill	11,282
Total assets	$170,765

Accounts payable	$2,074
Accrued expenses and other liabilities	1,816
Notes payable and capital lease obligations	1,497
Total liabilities	$5,387

We determined the preliminary estimate of fair value for acquired inventories with the assistance of a third party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community as well as average sales price, and absorption rates.

We determined the preliminary estimate of fair value for amortizable intangible assets, which includes a non-solicitation agreement, cell phone tower leases, and home plans, with the assistance of a third party valuation firm based primarily on a replacement cost approach.  Our preliminary estimates of the fair value of the non-solicitation agreement, cell phone tower leases, and homes plans was $1.4 million, $1.4 million and $0.3 million, respectively, which will be amortized over 2 years, 17 years, and 7 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 9.3 years.

We determined that LVLH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce. Approximately $10.0 million of goodwill is expected to be deductible for tax purposes.

During the third quarter we recorded measurement period adjustments which decreased the estimated value of prepaid expenses and other assets and goodwill by $0.6 million and $2.2 million, respectively, and increased the estimated value of inventory by $2.8 million.  The measurement period adjustments resulted in an increase to cost of sales for the three months ended September 30, 2014 of $0.5 million. As we have not completed our estimate of the fair value of the assets acquired and liabilities assumed, the final determinations of the values may result in adjustments to the amounts presented above and a corresponding adjustment to goodwill.

Acquisition of Grand View Builders

On August 12, 2014, we purchased substantially all of the assets and operations of Grand View Builders (“Grand View”) in Houston, Texas for a purchase price of approximately $13 million and annual earnout payments based on a percentage of adjusted pre-tax income over the next two years.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.1 million in acquisition-related costs, which are included in other income (expense) on the consolidated statement of operations.

Assets acquired and liabilities assumed
Accounts receivable	$188
Inventories	12,356
Prepaid expenses and other assets	295
Property and equipment	185
Amortizable intangible assets	2,028
Goodwill	1,489
Total assets	$16,541

Accrued expenses and other liabilities (inclusive of earnout liability)	$3,684
Total liabilities	$3,684

We determined the preliminary estimate of fair value for acquired inventories on a lot by lot basis primarily using a forecasted cash flow approach for the development, marketing, and sale of each lot acquired. Significant assumptions included in our estimate include future construction and overhead costs, sales price, and absorption rates.

We determined the preliminary estimate of fair value for amortizable intangible assets, which includes a non-compete agreement, trade names, home plans, and backlog associated with certain custom home contracts, with the assistance of a third party valuation firm.  Our preliminary estimate of the fair value of the non-compete agreement, trade names, home plans and backlog were $0.3 million, $1.4 million, $0.1 million, and $0.2 million respectively, which will be amortized over 2 years, 2.3 years, 7 years, and 1.5 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 2.4 years.

The fair value of the earnout on the acquisition date of $2.8 million was determined with the assistance of a third party valuation firm based on probability weighting scenarios and discounting the potential payments which range from $0 to a maximum of $5.3 million.  The maximum earnout amount is subject to downward reductions of up to $1.5 million based on the number of future lots acquired over the next two years in our Houston division.  The earnout liability is included in accrued expenses and other liabilities on the consolidated balance sheet.

We determined that Grand View’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce.  We have not finalized the amount of goodwill that will be deductible for tax purposes.

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

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Accordingly, we recorded income tax expense of $2.6 million and $7.1 million for the three and nine months ended September 30, 2014.  Our income tax expense for the three and nine months ended September 30, 2014 is based on our estimated annual effective tax rate of approximately 34% and certain discreet items  recorded in the third quarter of 2014.  The discreet items related to the filing of our prior year federal income tax returns,  and impacted our effective tax rate by approximately 3.4% and 1.6% for the three and nine month periods ended September 30, 2014, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		September 30, 2014		December 31, 2013
			Fair		Fair
	Hierarchy	Carrying	Value	Carrying	Value
6.875% senior notes (1)	Level 2	$198,557	$203,571	$—	$—
Land development notes (1)	Level 2	$5,740	$5,723	$1,500	$1,490
Insurance premium notes (1)	Level 2	$5,682	$5,682	$—	$—
Capital lease obligations (1)	Level 2	$69	$69	$—	$—
Earnout liability(2)	Level 3	$2,768	$2,768	$—	$—

(1)	Estimated fair values as of September 30, 2014 and December 31, 2013 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
(2)

Recognized in connection with the acquisition of Grand View on August 12, 2014.  A Monte Carlo model was used to value the earnout by simulating earnings, applying the terms of the earnout in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model included a range of forecasted revenue and gross margin scenarios which increased and decreased by 10.1% from our base case and discount rates ranging from 5.1% to 6.3%.

The carrying amount of cash and cash equivalents approximates fair value. Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

13. Stock Based Compensation

The Company’s authorized capital stock consists of 100.0 million shares of common stock, $0.01 par value per share and 50.0 million shares of preferred stock, $0.01 par value. As of September 30, 2014 and December 31, 2013, there were 21.1 million and 17.1 million shares of common stock issued and outstanding, exclusive of the restricted common stock issued, respectively. The Company also has reserved a total of 1.8 million shares of common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards. During the three months ended September 30, 2014, the Company issued 53 thousand shares of restricted common stock awards with a grant date fair value of $21.13 per share.

As of September 30, 2014, 0.4 million shares of restricted common stock were unvested, and $6.7 million of unrecognized compensation costs is expected to be recognized over a weighted average period of 2.4 years.

During the three and nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $0.7 million, $1.5 million, $0.3 million and $0.4 million, respectively, which is included in selling, general, and administrative on the consolidated statement of operations.

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

For purposes of determining weighted average shares outstanding for the three and nine months ended September 30, 2013, the 5.0 million shares that were issued to our outstanding membership interests upon conversion of the Company from a Colorado limited liability company to a Delaware corporation, are reflected as outstanding at the beginning of the period presented.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator
Net income	$4,127	$2,438	$12,834	$9,381
Less: Net income attributable to the noncontrolling interests	—	—	—	(52)
Less: Undistributed earnings allocated to participating securities	(70)	(23)	(179)	(69)
Numerator for basic and diluted EPS	$4,057	$2,415	$12,655	$9,260
Denominator
Basic and diluted earnings per share—weighted average shares	21,113,708	17,075,000	18,635,986	11,457,692
Basic and diluted EPS	$0.19	$0.14	$0.68	$0.81

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2014 and December 31, 2013, we had $31.0 million and $3.0 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

16. Pro forma Financial Information

Unaudited pro forma income before tax expense for the three and nine months ended September 30, 2014 and 2013, gives effect to including the results of acquisitions of Jimmy Jacobs, L.P. (“Jimmy Jacobs”), LVLH and Grand View as of January 1, 2014 and 2013 respectively.  Unaudited pro forma income before tax expense adjusts the operating results of Jimmy Jacobs, LVLH, and Grand View to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented.

Pro forma basic and diluted net income per share for the three and nine months ended September 30, 2013 gives effect to the conversion of the Company’s members’ equity into common stock as though the conversion had occurred as of the beginning of 2013. In addition, the pro forma amounts give effect to reflect income tax adjustments as if the Company were a taxable entity as of the beginning of 2013. The pro forma income tax adjustment reflects that the Company would have filed a consolidated tax return as a corporation reflecting a consolidated net income for the periods presented (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$97,440	$94,200	$266,092	$238,646
Income before tax expense	6,722	8,411	22,607	22,288
Tax expense	2,580	2,944	8,059	7,801
Consolidated net income of Century Communities, Inc.	4,142	5,467	14,548	14,487
Less: Net income attributable to the noncontrolling interest	—	—	—	(52)
Less: Undistributed earnings allocated to participating securities	(70)	(43)	(224)	(106)
Numerator for basic and diluted pro forma EPS	$4,072	$5,424	$14,324	$14,329
Pro forma weighted average shares	21,113,708	17,075,000	18,635,986	11,457,692
Pro forma basic and diluted EPS	$0.19	$0.32	$0.77	$1.25

17. Subsequent Events

Revolving Credit Agreement

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides the Company with a revolving line of credit (the “Credit Facility”) of up to $120 million.

Unless terminated earlier, the Credit Facility will mature on October 21, 2017, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. The Company may request a twelve-month extension of the maturity date subject to the approval of the lenders and the Administrative Agent.

Under the terms of the Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $80 million. If the existing lenders elect not to provide the full amount of a requested increase, the Company may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries.

Borrowings under the Credit Agreement bear interest at a floating rate equal to the London Interbank Offered Rate plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on the Company’s ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires the Company to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon the ratio of debt to tangible net worth of the Company and its subsidiaries on a consolidated basis, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon the ratio of EBITDA to cash interest expense of the Company and its subsidiaries on a consolidated basis, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests of the Company and the guarantors of the Credit Facility, plus 50% of the amount of consolidated net income of the Company and its subsidiaries, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by the Company and its subsidiaries to the Company’s tangible net worth.

Acquisition of Peachtree Communities, LLC

On November 13, 2014, we acquired substantially all the assets and operations of Peachtree Communities a leading homebuilder in Atlanta, Georgia for approximately $55 million in cash. The acquired assets include land, homes under construction and model homes in 36 communities in the greater Atlanta area. As a result of this transaction, we now own or control 2,120 lots in the greater Atlanta market.

As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination.

The following table summarizes our preliminary estimates of the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Assets acquired and liabilities assumed
Inventories	$56,059
Prepaid expenses and other assets	689
Amortizable intangible assets	2,500
Goodwill	7,919
Total assets	$67,167

Accounts payable	$14,811
Total liabilities	$14,811

Stock Repurchase Program

On November 5, 2014, our Board of Directors authorized a stock repurchase program under which the Company may repurchase up to 2,000,000 shares of its outstanding common stock, $0.01 par value per share.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, or by other means in accordance with federal securities laws.  The actual manner, timing, amount and value of share repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock and general market and economic conditions.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. You can also identify forward-looking statements by discussions of strategy, plans or intentions.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due a number of factors, including our acquisition of Jimmy Jacobs in September 2013, LVLH in April 2014, Grand View in August of 2014, and Peachtree Communities in November of 2014.

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

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in Denver, Colorado, Austin, San Antonio Texas, and more recently, in the greater Houston, Texas, Las Vegas, Nevada and Atlanta, Georgia metropolitan areas. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well located land positions and offering quality homes with innovative design elements. We are one of the top 50 largest homebuilders in the United States (as ranked among public and private companies by Builder Magazine based on total revenue in 2013).

On April 1, 2014, we purchased substantially all of the assets of LVLH, a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities in the greater Las Vegas, Nevada metropolitan area. The 1,761 lots include 57 homes in backlog, 17 model homes and three custom lots. In addition, we acquired two fully operational golf courses, three custom home lots, and two one acre commercial plots.

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (the “Notes”) in reliance on Rule 144A and Regulation S under the Securities Act, where we received net proceeds of approximately $193.3 million. The Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount.

In June 2014, we completed our initial public offering of 4.0 million shares of common stock, $0.01 par value, at a per share price of $23.00, where we received net proceeds to the Company of approximately $81.9 million.

In August of 2014, we acquired substantially all the assets and operations of Grand View Builders in Houston, Texas for a purchase price of approximately $13 million and earn out payments based on performance over the next two years.

In November of 2014, we acquired substantially all the assets and operations of Peachtree Communities in Atlanta, Georgia for a purchase price of approximately $55 million.  The acquired assets consisted of 2,120 owned and controlled lots within 36 active selling communities.

Results of Operations

During the three months ended September 30, 2014, we delivered 258 homes, with an average sales price of $351,686. During the same period, we generated approximately $90.7 million in home sales revenue, approximately $6.7 million in income before tax expense, and approximately $4.1 million in net income. For the three months ended September 30, 2014, our net sales orders totaled 247 homes, a 208% increase over the same period in 2013. On September 30, 2014, we had a backlog of 472 sold but unclosed homes, a 74% increase over the same period in 2013, consisting of approximately $191.5 million in sales value, a 49% increase over the same period in 2013.

The following table summarizes our results of operation for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
(dollars in thousands, except as noted	September 30,		September 30,
under Other Operating Information)	2014	2013	2014	2013
	(unaudited)
Consolidated Statement of Operations:
Home sales revenues	$90,735	$41,494	$217,734	$107,502
Cost of home sales revenues	70,896	31,948	166,367	81,084
Gross margin from home sales	19,839	9,546	51,367	26,418
Gross margin from golf course and other	(949)	—	(579)	—
Selling, general and administrative	12,584	5,682	30,906	13,244
Operating income	6,306	3,864	19,882	13,174
Other income (expense)	391	(80)	61	164
Income before tax expense	6,697	3,784	19,943	13,338
Income tax expense	2,570	1,346	7,109	3,330
Deferred taxes on conversion to a corporation	—	—	—	627
Consolidated net income of Century Communities, Inc.	4,127	2,438	12,834	9,381
Income attributable to the non-controlling interests	—	—	—	52
Income attributable to common stockholders	$4,127	$2,438	$12,834	$9,329
Basic and diluted earnings per share	$0.19	$0.14	$0.68	$0.81
Pro-forma basic and diluted earnings per share(1)	$0.19	$0.32	$0.77	$1.25

Other Operating Information:
Number of homes delivered	258	107	584	312
Average sales price of homes delivered (actual; not in thousands)	$351,686	$387,794	$372,832	$344,558
Cancellation rates	22%	29%	17%	22%
Backlog at end of period, number of homes	472	272	472	272
Backlog at end of period, aggregate sales value (in thousands)	$190,042	$128,788	$190,042	$128,788
Average sales price of homes in backlog (actual; not in thousands)	$402,632	$473,487	$402,632	$473,487
Net new home orders	247	80	690	325
Average selling communities	40	16	32	15

(1) For information regarding the unaudited pro-forma adjustments, see Notes 16 to our condensed consolidated financial statements.

Home Sales Revenue and New Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended				Nine Months Ended
New homes delivered	September 30,		Increase (Decrease)		September 30,		Increase
	2014	2013	Amount	%	2014	2013	Amount	%
Colorado	95	96	(1)	(1.0)%	311	301	10	3.3%
Central Texas	41	11	30	272.7%	97	11	86	781.8%
Houston	36	—	36	NM	36	—	36	NM
Nevada	86	—	86	NM	140	—	140	NM
Total	258	107	151	141.1%	584	312	272	87.2%

	Three Months Ended				Nine Months Ended
Average sales price of homes delivered	September 30,		Increase (Decrease)		September 30,		Increase
	2014	2013	Amount	%	2014	2013	Amount	%
Colorado	$424,118	$395,445	$28,673	7.3%	$400,288	$345,418	$54,870	15.9%
Central Texas	401,470	321,019	80,451	25.1%	440,676	321,019	119,657	37.3%
Houston	204,588	—	204,588	NM	204,588	—	204,588	NM
Nevada	309,518	—	309,518	NM	308,096	—	308,096	NM
Total	$351,686	$387,794	$(36,108)	(9.3)%	$372,832	$344,558	$28,274	8.2%

We generated $90.7 million and $217.7 million in home sales revenue during the three and nine months ended September 30, 2014.  This represents a 118.7% and 102.5% increase as compared to the three and nine months ended September 30, 2013 where we generated $41.5 million and $107.5 million in home sales revenue respectively.  The increase in home sales revenue is a result of an increase in the number of homes delivered of 141.1% and 87.2% for the three and nine months ended September 30, 2014 as compared to the comparable period in the previous year.  The increase in deliveries is driven by our acquisitions of Jimmy Jacobs, LVLH, and Grand View, which comprise our Central Texas, Nevada, and Houston operating segments, respectively.

Our average sales price decreased 9.3% to $351,686 for the three months ended September 30, 2014 as compared to 2013.  The decrease is a result of the 36 and 86 deliveries in our acquired Houston and Nevada divisions, respectively, which typically have average sales prices in the mid to low $200 thousands, and the low $300 thousands, respectively.  For the nine months ended September 30, 2014, our average sales price was $372,832, an 8.2% increase from the comparable period in the previous year.  The increase is a result of an increase of 15.9% in our Colorado division.  The increase in average sales price in our Colorado division is driven by the mix of closings in higher price communities during 2014, as well as overall price appreciation in the Colorado market during the period.

Cost of Home Sales Revenue

Cost of home sales revenue increased $38.9 million, or 121.1%, and $85.3 million, or 105.1%, for the three and nine months ended September 30, 2014, as compared to the comparable periods in the previous year. The increase in cost of home sales revenue was primarily attributable to the increase in deliveries discussed above which were driven by the addition of our Central Texas, Nevada, and Houston divisions.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin percentage decreased during the three and nine months ended September 30, 2014 to 21.9% and 23.6%, respectively, as compared to 23.0% and 24.6%, respectively, for the three and nine months ended September 30, 2013.  The decreases are driven by the impact of purchase accounting adjustments to the acquired inventory for homes under construction at the date of the acquisition for LVLH and Grand View.

Our significant components of cost of sales are land and land development, direct vertical costs of construction, interest and other indirect costs. The following table outlines the percentages of each of these components as a total of cost of home sales revenue.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Land and land development	26%	16%	23%	17%
Direct vertical costs of construction	72%	83%	75%	81%
Interest and other indirect costs	2%	1%	2%	2%

In the following tables, we calculate our gross margins adjusting for interest in cost of sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	%	2013	%	2014	%	2013	%
Home sales revenues	$90,735	100.0%	$41,494	100.0%	$217,734	100.0%	$107,502	100.0%
Cost of home sales revenue	70,896	78.1%	31,948	77.0%	166,367	76.4%	81,084	75.4%
Gross margin from home sales	19,839	21.9%	9,546	23.0%	51,367	23.6%	26,418	24.6%
Add: Interest in cost of home sales	755	0.8%	530	1.3%	1,283	0.6%	1,351	1.3%
Adjusted homebuilding gross margin(1)	$20,594	22.7%	$10,076	24.3%	$52,650	24.2%	$27,769	25.8%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales, our adjusted homebuilding gross margin percentage was 22.7% and 24.2% for the three and nine months ended September 30, 2014, respectively, compared to 24.3% and 25.8% for the three and nine months ended September 30, 2013, respectively. We believe this information is meaningful as it isolates the impact that indebtedness has on homebuilding gross margin and permits investors to make better comparisons with our competitors, who adjust gross margins in a similar fashion.

Gross Margin on Golf Course and Other

In connection with our acquisition of LVLH, we are the operators of two golf courses within our Rhodes Ranch and Tuscany communities. We generated approximately $1.2 million and $3.8 million in revenue during the three and nine months ended September 30, 2014 which was offset by costs associated with the courses of $2.2 million and $4.3 million, respectively.  The third quarter is traditionally a challenging quarter for the golf courses as we experience a lower number of daily rounds due to the high temperatures during July and August in Las Vegas, Nevada and reseeding activities in September to prepare the courses for the winter months.  The reseeding activities result in the closure of the courses for approximately two weeks in September.

Selling, General and Administrative Expense

	Three Months				Nine Months
	Ended September 30,		Increase		Ended September 30,		Increase
	2014	2013	Amount	%	2014	2013	Amount	%
Selling, general and administrative	$12,584	$5,682	$6,902	121.5%	$30,906	$13,244	$17,662	133.4%
As a percentage of homes sales revenue	13.9%	13.7%			14.2%	12.3%

Our selling, general and administrative costs increased $6.9 million for the three months ended September 30, 2014 as compared to the comparable period in the previous year.  The increase was primarily attributable to (1) an increase of $2.8 million in our compensation-related expenses, including incentive compensation, resulting largely from a 160.5% increase in our headcount to 297 employees as of September 30, 2014 compared to 114 as of September 30, 2013, and an increase of $0.4 million in stock based compensation expenses (2) an increase of $1.3 million in commission expense resulting from a 118.7% increase in home sales revenue, (3) an increase of $0.6 million related to advertising costs associated with our increased number of active communities, (4) an increase of $0.4 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Jimmy Jacobs, LVLH, and Grand View and (5) moderate increases in outside professional services, travel and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company in the three months ended September 30, 2014.

Our selling, general and administrative costs increased $17.7 million for the nine months ended September 30, 2014 as compared to the comparable period in the previous year.  The increase was primarily attributable to (1) an increase of $9.2 million in our compensation-related expenses, including incentive compensation, resulting largely from a 160.5% increase in our headcount to 297 employees as of September 30, 2014 compared to 114 as of September 30, 2013, one time compensation costs associated with our initial public offering of $0.6 million, and an increase in stock based compensation of $1.0 million (2) an increase of $2.8 million in commission expense resulting from a 102.5% increase in home sales revenue, (3) an increase of $1.6 million related to advertising costs associated with our increased number of active communities, (4) an increase of $1.0 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Jimmy Jacobs, LVLH, and Grand View and (5) moderate increases in outside professional services, travel and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company in the nine months ended September 30, 2014.

Other Income (Expense)

Other income (expense) increased by $0.5 million to income of $0.4 million for the three months ended September 30, 2014, from an expense of $0.1 million for the three months ended September 30, 2013. The increase was driven by higher acquisition related expenses incurred in the third quarter of 2013 as compared to the same period in 2014.

Other income (expense) decreased by $0.1 million to income of $0.1 million for the nine months ended September 30, 2014, from income of $0.2 million for the nine months ended September 30, 2013. The decrease was driven by an increase in acquisition related expenses of $0.6 million, which was partially offset by an increase in other income of $0.3 million.

Income Tax Expense

Our income tax expense for the three and nine months ended September 30, 2014 is based on our estimated annual effective tax rate of approximately 34% and certain discreet items  recorded in third quarter of 2014.  The discreet items related to the filing of our prior year federal income tax returns and impacted our effective tax rate by approximately 3.4% and 1.6% for the three and nine month periods ended September 30, 2014, respectively.

In April 2013, we converted into a corporation from a limited liability company, at which time we became a taxable entity. As such, we had no provision for income taxes prior to April 30, 2013, and accordingly, our income tax expense for the three and nine month periods ended September 30, 2013 are not comparable to 2014.

Other Homebuilding Operating Data

Net new home orders (new home orders net of cancellations) for the three months ended September 30, 2014 increased by 167 homes, or 208.8% to 247, compared to 80 for the three months ended September 30, 2013. The increase in our net new home orders was driven by our entry into the Central Texas, Houston, Texas and Nevada markets through the acquisitions of Jimmy Jacobs, Grand View and LVLH. Our Central Texas, Houston, and Nevada markets contributed 41, 22, and 55 net home orders, respectively, during the three months ended September 30, 2014.  Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended September 30, 2014 was an average of 6.2 per selling community (2.1 monthly), compared to an average of 4.9 per selling community (1.6 monthly) for the three months ended September 30, 2013. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 22% and 17% for the three and nine months ended September 30, 2014, respectively, compared to 29%, and 22% for the three and nine months ended September 30, 2013, respectively. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

We experienced substantial order growth due to an increase in our average selling community count, primarily as the result of our Houston and Nevada segments which are not in the comparable period. Our average number of selling communities increased by 16 communities to 40 for the three months ended September 30, 2014, and increased by 15 communities to 32 for the nine months ended September 30, 2014, as compared to the comparable periods in the previous year. The increase in net new home orders positively impacted our number of homes in backlog.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. Homes in backlog are generally closed within one to six months, although we may experience cancellations of sales contracts prior to closing. Backlog units increased by 200 homes, or 73.5%, to 472 as of September 30, 2014, as compared to 272 as of September 30, 2013, primarily driven by an increase in the number of selling communities, including those in our Houston and Nevada operating segments, which contributed 75 homes and 60 homes, respectively, to backlog at September 30, 2014. The dollar value of backlog increased $61.3 million, or 48%, to $190.0 million as of September 30, 2014 from $128.8 million as of September 30, 2013. The increase in dollar value of backlog reflects an increase in the number of homes in backlog. Our average sales price of homes in backlog decreased from $473,487 as of September 30, 2013 to $402,632 as of September 30, 2014.  The decrease in the average sales price of homes in backlog is the result of the inclusion of our Houston and Nevada divisions which generally have a lower price point than our Colorado and Central Texas divisions.

The table below summarizes our lots owned and controlled as of the dates presented:

Lots Owned and Controlled

Total Lots
Owned and Controlled
As of September 30, 2014	9,449
As of December 31, 2013	8,341

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our prospectus dated June 17, 2014, filed with the SEC on June 18, 2014 pursuant to Rule 424(b)(4) under the Securities Act, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  We have had no significant changes in our critical accounting policies from those described in our prospectus.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2014 were the acquisitions of LVLH and Grand View, operating expenses, land purchases, land development, home construction and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. In May, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (the “Notes”) in reliance on Rule 144A and Regulation S under the Securities Act, where we received net proceeds of approximately $193.3 million. The Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount, and in June we completed our initial public offering of 4.0 million shares of common stock, $0.01 par value, at a per share price of $23.00, where we received net proceeds of approximately $81.9 million.

Cash flows for each of our communities depend on their stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities that are strategically located in our core Colorado markets, and in the greater Austin, San Antonio, and Houston, Texas and Las Vegas, Nevada metropolitan areas. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will exceed our cash generated by operations.

Covenant Compliance

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides the Company with a revolving line of credit (the “Credit Facility”) of up to $120 million.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on the Company’s ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires the Company to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon the ratio of debt to tangible net worth of the Company and its subsidiaries on a consolidated basis, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon the ratio of EBITDA to cash interest expense of the Company and its subsidiaries on a consolidated basis, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests of the Company and the guarantors of the Credit Facility, plus 50% of the amount of consolidated net income of the Company and its subsidiaries, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by the Company and its subsidiaries to the Company’s tangible net worth.

Letters of Credit

Under the terms of our previous revolving loan agreement, which was terminated on July 1, 2014, we had the ability to issue letters of credit up to $15.0 million. While the revolving loan agreement was terminated on July 1, 2014, letters of credit previously issued under the agreement continued to remain outstanding.  As of September 30, 2014, there was $0.8 million in face amount of letters of credit outstanding under our previous revolving credit facility.

Cash Flows—Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014 and September 30, 2013, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $109.3 million during the nine months ended September 30, 2014 from net cash used of $52.6 million during the nine months ended September 30, 2013. The increase in cash used in operations was primarily a result of a net outflow associated with real estate inventories of $116.4 million during the nine months ended September 30, 2014, compared to a net outflow of $63.9 million during the nine months ended September 30, 2013, primarily driven by the increase in land acquisition, land development and homes under construction, partially offset by the increase in home closings.  We also had a net cash outflow for working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities of $7.5 million for the nine months ended September 30, 2014 as compared to $0.7 million for the nine months ended September 30, 2013.  This increase is a result of our overall growth during the period.

•

Net cash used in investing activities was $178.6 million during the nine months ended September 30, 2014, compared to $15.5 million in net cash used during the nine months ended September 30, 2013. The increase was a result of our purchase of LVLH and Grand View in April 2014 and August 2014, respectively.

•

Net cash provided by financing activities was $279.6 million during the nine months ended September 30, 2014 compared to net cash provided by financing activities of $189.4 million during the nine months ended September 30, 2013. The increase in cash provided by financing activities was the result of the issuance of our senior notes and initial public offering discussed above.

As of September 30, 2014, our cash balance was $101.7 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2014, we had outstanding options for 2,490 lots totaling $138.5 million, and had $2.9 million of non-refundable cash deposits pertaining to land option contracts.

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

The Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of September 30, 2014 and December 31, 2013, we had $31.0 million and $3.0 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Agreement, which was entered into on October 21, 2014. Future borrowings under the Credit Agreement bear interest at a floating rate equal to the London Interbank Offered Rate plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Credit Facility.

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

Additionally, we own and operate two golf courses within our Rhodes Ranch and Tuscany communities in our Nevada division. We experience lower average daily rounds in the second and third quarters and therefore lower revenues, due to the high temperatures during the summer and early fall months in Nevada, as well as reseeding activities in September to prepare the courses for the winter months. Conversely, we experience higher average daily rounds and therefore higher revenues during the first and fourth quarters when lower temperatures are typically experienced in Nevada.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

As of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Co-Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures to, among other matters, detect any material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Based on the foregoing, our management identified a material weakness related to the period-end financial reporting process.

Remediation and Changes in Internal Controls

We have developed and are implementing remediation plans to address the material weakness discussed above and to improve our internal controls over the period-end financial reporting process.  Specifically, our remediation plan requires (i) documenting and formalizing our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close process, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting team.

Our management believes that the measures described above should be sufficient to remediate the identified material weakness and strengthen our internal controls over the period-end financial reporting process.  Our management is committed to improving our internal control processes.  Once fully implemented, the new and enhanced controls will need to operate for a sufficient amount of time for management to conclude that the material weakness has been remediated.  Accordingly, we will continue to monitor the effectiveness of our remediation efforts and will make any further changes management determines appropriate.  As we continue to evaluate and improve our internal controls over financial reporting, additional measures to address the material weakness or modifications to the remediation plan described above may be identified.

Changes in Internal Control over Financial Reporting.

Except as discussed above, there were no changes during the three months ended September 30, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.     Risk Factors

We have disclosed under the heading “Risk Factors” in our prospectus dated June 17, 2014, filed with the SEC on June 18, 2014 pursuant to Rule 424(b)(4) under the Securities Act, the risk factors which materially affect our business, financial condition or operating results.  The following risk factors amend and restate certain previously disclosed in the prospectus.  The risk factors set forth in the prospectus and below, and the other information set forth elsewhere in this Quarterly Report on Form 10-Q should be carefully considered.  If any of the risks discussed occur, our business, prospects, liquidity, financial condition and operating results could be materially and adversely affected.  These risk factors and other information may not describe every risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are subject to financial reporting and other requirements as a newly public company for which our accounting and other management systems and resources may not be adequately prepared.

As a newly public company with listed equity securities, we are required to comply with certain laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the New York Stock Exchange, with which we were not required to comply as a private company.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls and procedures for financial reporting.

Section 404 of the Sarbanes-Oxley Act requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting.  However, we are an “emerging growth company,” as defined in the JOBS Act, and, so for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404.  Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting.

We would cease to be an “emerging growth company” upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We have undertaken the costly and challenging process of compiling the system and processing the documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  As a result of our initial efforts, we have identified a material weakness in our period end reporting process, due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting function that possessed expertise to perform certain functions.  We are currently in the process of remediating this material weakness by (i) documenting and formalizing our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close process, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting team.

These reporting and other obligations place significant demands on our management, administrative, operational, and accounting resources and will cause us to incur significant expenses.  We may in the future need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures create or outsource an internal audit function, and hire additional accounting and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.  Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.  As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We identified a material weakness in our period end financial reporting process due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting function that possessed expertise to perform certain functions.  We are currently in the process of remediating this material weaknesses by (i) documenting and formalizing our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close process, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting team.

There is no assurance that additional material weaknesses or significant deficiencies will not be identified in the future or that we will be successful in adequately remediating the material weaknesses and significant deficiencies.  We may again in the future discover areas of our internal controls that need improvement.  We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes.  Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements again, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

Use of Proceeds from Registered Securities

In June 2014, we commenced the initial public offering (the “Offering”) of our common stock, $0.01 par value per share. Pursuant to the Registration Statement on Form S-1 (File No. 333-195678), as amended, that was declared effective by the SEC on June 17, 2014, we registered 16,747,000 shares of our common stock, consisting of 4,672,000 shares to be sold by us (including 672,000 shares with respect to an over-allotment option granted by us to the underwriters in the Offering), 480,000 shares sold by the selling stockholders in the Offering, and 11,595,000 shares to be sold by selling stockholders following completion of the Offering.  We sold a total of 4,000,000 shares of our common stock in the Offering at an initial public offering price per share of $23.00 for gross proceeds of approximately $92.0 million.  We did not receive any proceeds from the sale of the 480,000 shares of our common stock sold by the selling stockholders in the Offering.  The joint book-running managers of the Offering were FBR Capital Markets & Co., J.P. Morgan Securities LLC, and Deutsche Bank Securities Inc.  The co-managers of the Offering were Zelman Partners LLC and Builder Advisor Group, LLC.  The Offering closed on June 23, 2014.  The net proceeds of the Offering to the Company were approximately $81.9 million, determined as follows (in thousands):

Gross proceeds of the Offering to the Company	$92,000
Underwriting discounts and commissions	(6,440)
Offering costs	(3,670)
Net proceeds	$81,890

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

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX
3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference herein from Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)

3.2

Bylaws of the Company, as amended (incorporated by reference herein from Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)

10.1

Credit Agreement, dated October 21, 2014, between the Company, and Texas Capital Bank, National Association, and the lenders party thereto (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the SEC on October 23, 2014).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.
(Registrant)

Date: November 14, 2014	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Chief Executive Officer)

Date: November 14, 2014	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)