Form 10-K
period 2014-12-31
Century Communities, Inc.
filed 2015-03-06
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 001-36491

__________________________

Century Communities, Inc.

(Exact Name of Registrant as Specified in Its Charter)

_______________  _____________________________

Delaware	68-0521411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8390 East Crescent Parkway, Suite 650 Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code):    (303) 770-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

    (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014 was approximately $352.7 million based on the closing price of $22.15 per share as reported on the New York Stock Exchange on June 30, 2014.

As of March 3, 2015, the registrant had 21,360,665 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December  31, 2014

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements included in this Annual Report on Form 10-K (which we refer to as this “Form 10-K”) constitute forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  These statements are only predictions.  We caution that forward-looking statements are not guarantees.  Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.  You can also identify forward-looking statements by discussions of strategy, plans or intentions.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due a number of factors.

The forward-looking statements included in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.  Statements regarding the following subjects, among others, may be forward-looking:

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

The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us.  Forward-looking statements are not guarantees of future events or of our performance.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Some of these events and factors are described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part I, Item 1A.  Risk Factors” in this Form 10-K, and other risks and uncertainties detailed in this and our other reports and filings with the SEC.  If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements.  New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-K.

As used in this Form 10-K, references to “Company,” “we,” “us” or “our” refer to Century Communities, Inc., a Delaware corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

PART I

ITEM 1.BUSINESS.

General

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada and Atlanta, Georgia.  Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

Commencing with our private placement of 12.1 million shares of our common stock, par value $0.01 per share (which we refer to as our “common stock”) in May 2013, in which we raised $223.8 million in net proceeds, we have grown significantly through acquisitions of existing homebuilders, and executing on our land acquisition strategy.  Through our acquisitions of existing homebuilders,  we entered the (i) Central Texas market in September 2013 through the acquisition of Jimmy Jacobs Homes L.P. (which we refer to as “Jimmy Jacobs”) for approximately $16 million, (ii) Las Vegas, Nevada market in April 2014 through the acquisition of Las Vegas Land Holdings, LLC (which we refer to as “LVLH”) for approximately $165 million, (iii) Houston, Texas market in August 2014 through the acquisition of Grand View Builders (which we refer to as “Grand View”) for approximately $13 million and earnout payments based on a percentage of adjusted pre-tax income over the next two years, and (iv) Atlanta, Georgia market in November 2014 through the acquisition of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”) for approximately $57 million, inclusive of a true-up payment.

We also completed significant financing activities in 2014. In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022 (which we refer to as the “Initial Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”), where we received net proceeds of approximately $193.3 million. The Initial Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount. In June 2014, we completed our initial public offering of 4,480,000 shares of our common stock, of which 480,000 shares were issued by non-management and non-affiliate selling stockholders, at a public offering price of $23.00 per share (which we refer to as our “initial public offering”), where we received net proceeds of approximately $81.6 million. In October 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto, for a revolving line of credit of up to $120 million.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are available on our website at www.centurycommunities.com as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (which we refer to as the “SEC”).

Description of Business

Homebuilding marketing and sales process

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well located land positions and offering quality homes with innovative design elements. The core of our business plan is to acquire and develop land strategically, based on our understanding of population growth patterns, entitlement restrictions and infrastructure development. We focus on locations within our markets with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and demographics and increasing populations. We believe these conditions create strong demand for new housing, and these locations represent what we believe to be attractive opportunities for long-term growth. We also seek assets that have desirable characteristics, such as good access to major job centers, schools, shopping, recreation and transportation facilities, and we strive to offer a broad spectrum of product types in these locations. Product development and exemplary customer service are key components of the lifestyle connection we seek to establish with each individual homebuyer. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, from entry-level to first- and second-time move-up buyers and lifestyle homebuyers. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

Our philosophy is to provide a positive, memorable experience to our homeowners by actively engaging them in the building process and by enhancing communication, knowledge and satisfaction. We provide our customers with customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor master bedroom suites to appeal to universal design needs. We also engineer our homes for energy efficiency, which is aimed at reducing the impact on the environment and lowering energy costs to our homebuyers. As part of these efforts, we offer homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

We engage architects, engineers and other professionals in connection with the home design process who are familiar with local market preferences, constraints, conditions and requirements. We serve as the general contractor, with all construction work typically performed by subcontractors. While we maintain long-standing relationships with many of our subcontractors and design professionals, we typically do not enter into long-term contractual commitments with them.

We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the selection of options. Sales personnel are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to coincide with the lifestyles of targeted homebuyers.

We advertise directly to potential homebuyers through the internet and in newspapers and trade publications, as well as through marketing brochures and newsletters. We may also use billboards, radio and television advertising, and our website, to market the location, price range and availability of our homes. We also attempt to operate in conspicuously located communities that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by not only creating an attractive atmosphere, but also by displaying options and upgrades.

Customer relations, quality control and warranty programs

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors we employ are monitored and we make regular inspections and evaluations of our subcontractors to ensure our standards are met.

We maintain quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems for eight to 10 years from the time of closing in connection with our general liability insurance policy. The subcontractors who perform most of the actual construction also provide to us customary warranties on workmanship.

Customer Financing

We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers. In the future, we plan to vertically integrate mortgage underwriting into our business which will enable us to directly offer our homebuyers attractive financing options.

Materials

When constructing homes, we use various materials and components. It has typically taken us four to six months to construct a home, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, among them seasonal variation in availability and increased demand for materials as a result of the improved housing market.

Seasonality

We experience seasonal variations in our quarterly operating results and capital requirements. Historically, new order activity is highest during the spring and summer months. As a result, we typically have more homes under construction, close more homes, and have greater revenues and operating income in the third and fourth quarters of our fiscal year. Historical results are not necessarily indicative of current or future homebuilding activities.

Additionally, we own and operate two golf courses within our Rhodes Ranch and Tuscany communities in our Nevada division. We experience lower average daily rounds in the second and third quarters of the year, and therefore lower revenues, due to the high temperatures during the summer and early fall months in Nevada, as well as reseeding activities in September to prepare the courses for the winter months. Conversely, we experience higher average daily rounds and therefore higher revenues during the first and fourth quarters of the year when lower temperatures are typically experienced in Nevada.

Governmental regulation and environmental matters

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. From time to time, the Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations can result in the elimination of development in identified environmentally sensitive areas. To date, we have never had a significant environmental issue.

Segment and geographic area disclosures

We have identified our Atlanta, Central Texas, Colorado, Houston, and Nevada divisions as reportable operating segments.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  In addition, our Corporate operations include certain assets and income produced from residential rental property in Colorado.

Footnote 2 of our Consolidated Financial Statements contains information regarding the operations of our reportable operating segments as of and for the years ended December 31, 2014 and 2013.

The below table presents the number of employees for each reportable operating segment as of December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Atlanta	88	—
Central Texas	64	53
Colorado	117	83
Houston	37	—
Nevada	32	—
Corporate	59	45
Total	397	181

Competition

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition may prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion or lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products, or may be significantly larger, have a longer operating history and have greater resources or lower cost of capital than us; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We also compete with other homebuilders that have long-standing relationships with subcontractors and suppliers in the markets in which we operate or plan to operate and we compete for sales with individual resales of existing homes and with available rental housing.

ITEM 1A.RISK FACTORS.

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated.  Below, we have described our present view of the most significant risks facing the Company.  The risk factors set forth below are not the only risks that we may face or that could adversely affect us.  If any of the circumstances described in the risk factors discussed in this Annual Report on Form 10-K actually occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.  If this were to occur, the trading price of our securities could decline significantly and stockholders may lose all or part of their investment.

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Form 10-K or in our other filings and public disclosures.  In particular, the following information should be read in conjunction with the sections in this Form 10-K entitled, “Cautionary Note about Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.”

Risks Related to Our Business

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

The residential homebuilding industry is cyclical and is highly sensitive to changes in local and general economic conditions that are outside our control, including:

•        consumer confidence, levels of employment, personal income growth and household debt-to-income levels of potential homebuyers;

•        the availability of financing for homebuyers, including private and federal mortgage financing programs and federal, state, and provincial regulation of lending practices;

•        real estate taxes and federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•  U.S. and global financial system and credit markets, including short- and long-term interest rates and inflation;

•        housing demand from population growth and demographic changes (including immigration levels and trends in urban and suburban migration);

•        competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds; and

•        the supply of new or existing homes and other housing alternatives, such as apartments and other residential rental property.

Economic conditions in the U.S. housing market continue to be characterized by levels of uncertainty.  Since early 2006, the U.S. housing market has been negatively impacted by declining consumer confidence, restrictive mortgage standards, and relatively large supplies of foreclosures, resales and new homes, among other factors.  In the event that these economic and business trends continue or decline further, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The health of the residential homebuilding industry may also be significantly affected by “shadow inventory” levels.  “Shadow inventory” refers to the number of homes with a mortgage that are in some form of distress but that have not yet been listed for sale.  Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process.  They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time.  A significant shadow inventory in our markets could, were it to be released into our markets, adversely impact home prices and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, an important segment of our customer base consists of first- and second-time move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes.  The difficulties facing these buyers in selling their homes during recessionary periods may adversely affect our sales.  Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels for residential build-out.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our single-family homes at reasonable prices and with terms that meet our underwriting criteria.  Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions.  If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.  Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts.  To the extent that we are unable to purchase land parcels timely or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in the major metropolitan markets of Colorado, Central Texas, Houston, Nevada, and Georgia.  Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.  For the fiscal year ended December 31, 2014, we generated 50.2%, 15.4%, 4.8%, 19.5% and 10.1% of our revenue in Colorado, Central Texas, Houston, Nevada, and Georgia, respectively.

Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us.

In the United States, the unemployment rate was 5.6% as of the end of December 2014, according to the U.S. Bureau of Labor Statistics.  People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments.  Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing the demand for the homes we build and by increasing the supply of homes for sale.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing.  The availability of mortgage credit remains constrained in the United States, due in part to lower mortgage valuations on properties, various regulatory changes, and lower risk appetite by lenders, with many lenders requiring increased levels of financial qualification, lending lower multiples of income and requiring greater deposits.  First-time homebuyers are generally more affected by the availability of financing than other potential homebuyers.  These buyers are an important source of our demand.  A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve in the United States.

During the recent past, the mortgage lending industry in the United States has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults.  This in turn resulted in a decline in the market value of many mortgage loans and related securities.  In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years.  Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined.  The deterioration in credit quality during the downturn had caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, FHA or Veterans Administration (which we refer to as the “VA”) requirements.  Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans may continue to make it more difficult for certain buyers to finance the purchase of our homes.  These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers who have historically made up a substantial part of our customers.  Reductions in demand adversely affected our business and financial results during the downturn, and the duration and severity of some of their effects remain uncertain.  The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market.  These entities have required substantial injections of capital from the federal government and may require additional government support in the future.  Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely.  If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions.  Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.  The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for financing the sale of our homes.  In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval.  Availability of condominium financing and minimum credit score benchmarks has reduced opportunity for those purchasers.  In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions.  This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States.  In addition, changes in federal and provincial regulatory and fiscal policies aimed at aiding the home buying market (including a repeal of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability to purchase homes.

In January 2013, the Consumer Financial Protection Bureau (which we refer to as the “CFPB”) issued a final rule, effective January 10, 2014, to implement laws requiring mortgage lenders to consider the ability of consumers to repay home loans before extending them credit and imposing minimum qualifications for mortgage borrowers.  Also in January 2013, the CFPB sought comments on related proposed rules that could modify the rules for certain narrowly-defined categories of lending programs.  These regulations could make it more difficult for some potential buyers to finance home purchases.

Decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt.  Even if potential homebuyers do not themselves need mortgage financing, where potential homebuyers must sell their existing homes in order to buy a new home, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could prevent the buyers of potential homebuyers’ existing homes from obtaining a mortgage, which would result in our potential customers’ inability to buy a new home.  Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog.  The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes.  If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected, the price of our common stock may decline and you could lose a portion of your investment.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.

Most of the purchasers of our homes finance their acquisitions with mortgage financing.  Rising interest rates, decreased availability of mortgage financing or of certain mortgage programs, higher down payment requirements or increased monthly mortgage costs may lead to reduced demand for our homes and mortgage loans.  Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency.  Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  As a result, rising interest rates can decrease our home sales and mortgage originations.  Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA.  The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies.  The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures.  Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market.  Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law.  This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules.  These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk, and remedies for borrowers in foreclosure proceedings.  The effect of such provisions on lending institutions will depend on the rules that are ultimately enacted.  However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans.  Any such reduction could result in a decline of our home sales, which could materially and adversely affect us.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our home products, which could be material to our business.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s U.S. federal, and in some cases, state income taxes, subject to various limitations under current tax law and policy.  If the U.S. federal government or a state government changes its income tax laws, as has been discussed from time to time, to eliminate, limit or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers.  The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, or any other increase in any taxes affecting homeowners, would adversely impact demand for and sales prices of new homes.

Increases in taxes could prevent potential customers from buying our homes and adversely affect our business or financial results.

Increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.  Fees imposed on developers to fund schools, open spaces or road improvements, and/or to provide low and moderate income housing, could increase our costs and have an adverse effect on our operations.  In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.

Changes to the population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for homes in these regions.

Slower rates of population growth or population declines in Colorado, Central Texas, Houston, Nevada, Georgia or other key markets in the United States we plan to enter, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our plans for growth, business, financial condition and operating results.

Difficulty in obtaining sufficient capital could result in an inability to acquire land for our developments or increased costs and delays in the completion of development projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development.  If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings.  The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans.  The credit and capital markets have recently experienced significant volatility.  If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing.  If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments and/or to develop the housing.  Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees.  Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases.  Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We face potentially substantial risk with respect to our land and lot inventory arising from significant changes in economic or market conditions.

We intend to acquire land parcels for replacement and expansion of land inventory within our current and any new markets.  The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases.  As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold.  The market value of land parcels, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values.  When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreements.  In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market.  In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Before a community generates any revenues, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities.  A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

As a homebuilder, we are subject to numerous risks, many of which are beyond our management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geological events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting our sales and profitability. Many of our core markets are in Colorado, an area which has historically experienced seasonal wildfires and soil subsidence.  Texas, a market into which we continue to expand, has historically experienced tornadoes, coastal flooding and hurricanes.  Nevada, a market into which we recently expanded, has historically experienced extreme temperatures and water shortages.  In addition to directly damaging our projects, earthquakes, wildfires, mudslides or other geological events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

There are some risks of loss for which we may be unable to purchase insurance coverage.  For example, losses associated with landslides, earthquakes and other geological events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable.  A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Changes in global or regional climate conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of, or restricting, our planned or future growth activities.

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas.  In addition, there is a variety of new legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue.  This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards.  Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting or land development–or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our consolidated financial statements.  Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate related regulations.

As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change concerns could increase our costs and have a long-term adverse impact on our business and consolidated financial statements.  This is a particular concern in the western United States, which have instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.

Failure to recruit, retain and develop highly skilled, competent personnel may have a material adverse effect on our standards of service.

Key employees, including management team members, are fundamental to our ability to obtain, generate and manage opportunities.  Key employees working in the homebuilding and construction industries are highly sought after.  Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial conditions and operating results.  In addition, we do not maintain key person insurance in respect of any member of our senior management team.  The loss of any of our management members or key personnel could adversely impact our business, financial condition and operating results.

Failure to find suitable subcontractors may have a material adverse effect on our standards of service.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor.  Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors.  The difficult operating environment over the last seven years in the United States has resulted in the failure of some subcontractors’ businesses and may result in further failures.  In addition, reduced levels of homebuilding in the United States have led to some skilled tradesmen leaving the industry to take jobs in other sectors.  While we anticipate being able to obtain sufficient materials and reliable subcontractors during times of material shortages and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations.

In the future, certain of the subcontractors engaged by us may be represented by labor unions or subject to collective bargaining arrangements.  A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work.  In addition, union activity could result in higher costs to retain our subcontractors.  The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our reliance on contractors can expose us to various liability risks.

We rely on contractors in order to perform the construction of our homes, and in many cases, to select and obtain raw materials.  We are exposed to various risks as a result of our reliance on these contractors and their respective subcontractors and suppliers, including the possibility of defects in our homes due to improper practices or materials used by contractors, which may require us to comply with our warranty obligations and/or bring a claim under an insurance policy.  For example, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes.  When we discover these issues, we repair the homes in accordance with our new home warranty and as required by law.  We establish warranty and other reserves for the homes we sell based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built.  However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors.  Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be injured.

In addition, several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances.  Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage, hour and other employment-related liabilities of their contractors, which could adversely affect our results of operations.

If we experience shortages in labor supply, increased labor costs or labor disruptions, there could be delays or increased costs in developing our communities or building homes, which could adversely affect our operating results.

We require a qualified labor force to develop our communities.  Access to qualified labor may be affected by circumstances beyond our control, including:

•  work stoppages resulting from labor disputes;

•shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers, especially in our key markets in the United States;

•changes in laws relating to union organizing activity;

•  changes in immigration laws and trends in labor force migration; and

•  increases in subcontractor and professional services costs.

Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our communities and building homes.  We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers.  In such circumstances, our operating results could be adversely affected.  Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.

Several of the markets in which we operate and in which we may operate in the future have historically been subject to utility and resource shortages, including significant changes to the availability of electricity and water and seasonal fluctuation in the ability of certain commodities, particularly lumber.  Denver in particular has at times been affected by such shortages.  Shortages of natural resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments.  We have also experienced material fluctuations in utility and resource costs across our markets, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise.  In particular, as the housing market has improved and the number of new homes being constructed has increased, we have experienced increased construction costs due to additional competition for labor and materials.  Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes and negatively affect our business and results of operations.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding or other activities, which could have a negative impact on our results of operations.

The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority.  We incur substantial costs related to compliance with legal and regulatory requirements.  Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development.  Various local, provincial, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, environment, zoning, sales and similar matters apply to and/or affect the housing industry.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps.  If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities.

We may become subject to various state and local “slow growth” or “no growth” initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those localities.

Governmental regulation affects not only construction activities but also sales activities, mortgage lending activities and other dealings with consumers.  In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state and provincial legislatures, which may, despite being phased in over time, significantly increase our costs of building homes and the sale price to our buyers, and adversely affect our sales volumes.  We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.  Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

An inability to obtain additional performance, payment and completion surety bonds and letters of credit could limit our future growth.

We are often required to provide performance, payment and completion surety bonds or letters of credit to secure the completion of our construction contracts, development agreements and other arrangements.  We have obtained facilities to provide the required volume of performance, payment and completion surety bonds and letters of credit for our expected growth in the medium term; however, unexpected growth may require additional facilities.  We may also be required to renew or amend our existing facilities.  Our ability to obtain additional performance, payment and completion surety bonds and letters of credit primarily depends on our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the capacity of the markets for such bonds.  Performance, payment and completion surety bond and letter of credit providers consider these factors in addition to our performance and claims record and provider-specific underwriting standards, which may change from time to time.

If our performance record or our providers’ requirements or policies change, if we cannot obtain the necessary consent from our lenders, or if the market’s capacity to provide performance, payment and completion bonds or letters of credit is not sufficient for any unexpected growth and we are unable to renew or amend our existing facilities on favorable terms, or at all, we could be unable to obtain additional performance, payment and completion surety bonds or letters of credit from other sources when required, which could have a material adverse effect on our business, financial condition and results of operations.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks.  Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business.  Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result.  Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to win new business, which in turn could have a material adverse effect on our business, financial condition and operating results.

We are subject to environmental laws and regulations, which may increase our costs, limit the areas in which we can build homes and delay completion of our projects.

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, including asbestos, the handling of hazardous materials and the cleanup of contaminated sites.  We may be liable for the costs of removal, investigation or remediation of hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution.  The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial.  The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security.  Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use.  Although we are not aware of any projects requiring material remediation activities by us as a result of historical contamination, no assurances can be given that material claims or liabilities relating to such developments will not arise in the future.

The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site.  From time to time, the United States Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures.  Any such actions taken with respect to us may increase our costs.  We expect that increasingly stringent requirements may be imposed on homebuilders in the future.  Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands.  We also may not identify all of these concerns during any pre-development review of project sites.    Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber.  Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations.  In addition, we are subject to third-party challenges, such as by environmental groups, under environmental laws and regulations to the permits and other approvals required for our projects and operations.  These matters could adversely affect our business, financial condition and operating results.

We may be liable for claims for damages as a result of use of hazardous materials.

As a homebuilding business with a wide variety of historic homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials which in the future become known or are suspected to be hazardous.  Any such claims may adversely affect our business, financial condition and operating results.  Insurance coverage for such claims may be limited or non-existent.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes increasingly aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions.  Toxic molds can be found almost anywhere; they can grow on virtually any organic substance, as long as moisture and oxygen are present.  There are molds that can grow on wood, paper, carpet, foods and insulation.  When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed.  It is impossible to eliminate all mold and mold spores in the indoor environment.  If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation.  If indoor air quality were impaired, we could be liable to our homebuyers or others for property damage or personal injury.

We may not be able to compete effectively against competitors in the homebuilding industry, especially in the new markets we plan to enter.

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business.  Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials and skilled labor.  Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues.  If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.  We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing, raw materials and skilled management and labor resources.  Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate.  Many of these competitors also have long-standing relationships with subcontractors and suppliers in the markets in which we operate.  As we expand our operations into Nevada, Texas and Georgia, we face new competition from many established homebuilders in those markets, and we will not have the benefit of the extensive relationships and strong reputations with subcontractors, suppliers and homebuyers that we enjoy in our Colorado markets.  We also compete with the resale, or “previously owned,” home market, which has increased significantly due to the large number of homes that have been foreclosed on or could be foreclosed on due to the recent economic downturn, and with available rental housing.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices.  In particular, shortages and fluctuations in the price of concrete, drywall, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities.  These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures.  The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation.  Shortages and price increases could cause delays in and increase our costs of home construction.  We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts.  Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our business, liquidity, financial condition and results of operations.

In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents such as the Deepwater Horizon accident in the Gulf of Mexico.  Changes in such costs could also result in higher prices for any product utilizing petrochemicals.  These cost increases may have an adverse effect on our operating margin and results of operations and may result in a decline in the price of our common stock.  Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

Increases in our cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

Our backlog reflects sales contracts with our homebuyers for homes that have not yet been delivered.  We have received a deposit from a homebuyer for each home reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or, in certain circumstances, the homebuyer’s inability to obtain suitable financing.  Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog.  Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions.  An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

Homebuilding is subject to product liability and warranty claims arising in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business.  There can be no assurance that any developments we undertake will be free from defects once completed.  Construction defects may occur on projects and developments and may arise during a significant period of time after completion.  Defects arising on a development attributable to us may lead to significant contractual or other liabilities.

As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built.  Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future.  In addition, contractual indemnities can be difficult to enforce.  We may also be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits.  Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly.  This coverage may be further restricted or become more costly in the future.

Unexpected expenditures attributable to defects or previously unknown sub-surface conditions arising on a development project may have a material adverse effect on our business, financial condition and operating results.  In addition, severe or widespread incidents of defects giving rise to unexpected levels of expenditure, to the extent not covered by insurance or redress against subcontractors, may adversely affect our business, financial condition and operating results.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully compensated by insurance.  In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies.  Should an uninsured loss or a loss in excess of insured limits occur, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property.  In addition, we could be liable to repair damage or meet liabilities caused by uninsured risks.  We may be liable for any debt or other financial obligations related to affected property.  Material losses or liabilities in excess of insurance proceeds may occur in the future.

In the United States, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly.  As a result, an increasing number of our subcontractors in the United States may be unable to obtain insurance.  If we cannot effectively recover construction defect liabilities and costs of defense from our subcontractors or their insurers, or if we have self-insured, we may suffer losses.  Coverage may be further restricted and become even more costly.  Such circumstances could adversely affect our business, financial condition and operating results.

Our operating performance is subject to risks associated with the real estate industry.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.  Certain events may decrease cash available for operations, as well as the value of our real estate assets.  These events include, but are not limited to:

•adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;

•adverse changes in international, national or local economic and demographic conditions;

•  competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•  reductions in the level of demand for and increases in the supply of land suitable for development;

•  fluctuations in interest rates, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms, or at all;

•  unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and

•changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchase of homes or an increased incidence of home order cancellations.  If we cannot successfully implement our business strategy, our business, prospects, liquidity, financial condition and results of operations will be adversely affected.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.

Real estate investments are relatively difficult to sell quickly.  As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time.  We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

If the market value of our land inventory decreases, our results of operations could be adversely affected by impairments and write-downs.

The market value of our land and housing inventories depends on market conditions.  We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets.  There is an inherent risk that the value of the land owned by us may decline after purchase.  The valuation of property is inherently subjective and based on the individual characteristics of each property.  We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably.  In addition, our deposits for lots controlled under option or similar contracts may be put at risk.

Factors, such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations, subject land valuations to uncertainty.  Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality.  If housing demand decreases below what we anticipated when we acquired our inventory, our profitability may be adversely affected and we may not be able to recover our costs when we sell and build houses.

Due to economic conditions in the United States in recent years, including increased amounts of home and land inventory that entered certain U.S. markets from foreclosure sales or short sales, the market value of our land and home inventory was negatively impacted.  We regularly review the value of our land holdings and continue to review our holdings on a periodic basis.  Material write-downs and impairments in the value of our inventory may be required, and we may in the future sell land or homes at a loss, which could adversely affect our results of operations and financial condition.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect us by increasing the costs of land, materials and labor needed to operate our business.  In the event of an increase in inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins.  However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any such increase difficult or impossible.  In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand.  In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.  Moreover, the cost of capital increases as a result of inflation and the purchasing power of our cash resources declines.  Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

Our quarterly operating results generally fluctuate by season.  Historically, we have entered into a larger percentage of contracts for the sale of our homes during the spring and summer months.  Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability.  Seasonal natural disasters such as floods and fires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues.

Additionally, we own and operate two golf courses within our Rhodes Ranch and Tuscany communities in our Nevada division. We experience lower average daily rounds in the second and third quarters of the year and therefore lower revenues, due to the high temperatures during the summer and early fall months in Nevada, as well as reseeding activities in September to prepare the courses for the winter months. Conversely, we experience higher average daily rounds and therefore higher revenues during the first and fourth quarters of the year when lower temperatures are typically experienced in Nevada.

In many cases, we may not be able to recapture increased costs by raising prices.  In addition, deliveries may be staggered over different periods of the year and may be concentrated in particular quarters.  Our quarterly operating results may fluctuate because of these factors.

We are subject to financial reporting and other requirements as a newly public company for which our accounting and other management systems and resources may not be adequately prepared.

As a public company with listed equity securities, we are required to comply with certain laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”), related regulations of the SEC, and requirements of the New York Stock Exchange, with which we were not required to comply as a private company.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls and procedures for financial reporting.

Section 404 of the Sarbanes-Oxley Act requires our management and independent auditors to report annually on the effectiveness of our internal control over financial reporting.  However, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (which we refer to as the “Jobs Act”), and, so for as long as we continue to be an emerging growth company, we are permitted to certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404.  Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting.

We would cease to be an “emerging growth company” upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

We have undertaken the costly and challenging process of compiling the systems and processing the documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  As a result of our initial efforts, we have identified material weaknesses in our period end reporting process due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting and information technology functions that possess expertise to perform certain functions.  We are currently in the process of remediating these material weaknesses by (i) documenting and formalizing our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting team.

These reporting and other obligations place significant demands on our management, administrative, operational, and accounting resources and will cause us to incur significant expenses.  We may in the future need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.  Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

As a public company, we are obligated to maintain proper and effective internal controls over financial reporting.  These internal controls may not be determined to be effective, which may adversely affect investor confidence in the Company.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2015.  This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are in the costly and challenging process of compiling the systems and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.  As a result of our initial efforts, we have identified material weaknesses in our period-end reporting process due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting and information technology functions that possess expertise to perform certain functions.  We are currently in the process of remediating these material weaknesses our by (i) documenting and formalizing our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting team.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be subject to investigation or sanctions by the SEC.

We are required to disclose changes made in our internal control and procedures on a quarterly basis.  However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.  Our remediation efforts may not enable us to avoid a material weakness in the future.  To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.

Negative publicity may affect our business performance and could affect the value of our securities.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance or prospects may affect the value of our securities and the performance of our business, regardless of its accuracy or inaccuracy.  Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment.  Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid brands that receive bad press or negative reviews.  Negative publicity may result in a decrease in operating results that could lead to a decline in the value of our securities.

Failure to manage land acquisitions and development and construction processes could result in significant cost overruns or errors in valuing sites.

We own and purchase a large number of sites each year and are therefore dependent on our ability to process a very large number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately.  Errors by employees, failure to comply with regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, inabilities to obtain desired approvals and entitlements, cost overruns, equipment failures, natural disasters or the failure of external systems, including those of our suppliers or counterparties, could result in operational losses that could adversely affect our business, financial condition and operating results and our relationships with our customers.

We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions or disposals of businesses, and the anticipated benefits may never be realized.

As a part of our business strategy, we may make acquisitions, or significant investments in, and/or disposals of businesses.  Any future acquisitions, investments and/or disposals would be accompanied by risks such as:

•  difficulties in assimilating the operations and personnel of acquired companies or businesses;

•  diversion of our management’s attention from ongoing business concerns;

•our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;

•  maintenance of uniform standards, controls, procedures and policies; and

•  impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives.

We cannot guarantee that we will be able to successfully integrate any company or business that we might acquire in the future, and our failure to do so could harm our current business.

In addition, we may not realize the anticipated benefits of these transactions and there may be other unanticipated or unidentified effects.  While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or come to light after the expiry of warranty or indemnity periods.  Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities.  Any claims arising in the future may adversely affect our business, financial condition and operating results.

Our acquisitions of Jimmy Jacobs in September 2013, LVLH in April 2014, Grand View in August 2014, and Peachtree in November 2014, were accounted for as business combinations in accordance with our accounting policies and GAAP with the acquired assets and assumed liabilities recorded at their estimated fair values as of the acquisition date.  Based upon estimates of the fair value of the assets to be acquired and the liabilities to be assumed, we have recorded a step up to the historical basis of an acquired home under construction inventory.  As homes are delivered in future periods, this step up will initially result in gross margins from home sales revenues that are commensurate with the stage of completion of the acquired inventory and the related risk assumed by us for its completion.  The ultimate gross margins from home sales revenues that we will be able to achieve from our acquired businesses will be impacted by (1) our ability to construct homes at prices consistent with our forecasted budgets, and (2) future pricing increases or decreases based on market demand, and such gross margins may be less than the gross margins realized by the Company during the years ended December 31, 2014, 2013 and 2012.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities.  Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect sales or our reputation.  In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.

We may be subject to various risks relating to our future plan to vertically integrate mortgage lending into our business.

In the future, we plan to vertically integrate mortgage lending into our business, which will enable us to provide financing to our homebuyers.  There are risks involved with engaging in the mortgage lending business, including establishing sufficient stringent underwriting standards, so as to limit the level of foreclosures experienced on mortgages originated by us.  We may hold some of the loans we originate to maturity; however, in order to finance our planned mortgage business, we will most likely sell the loans we originate, either as whole loans or pursuant to a securitization.  It is customary in connection with such transactions for the originator, such as we would be, to make representations and warranties to the purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated and to offer certain indemnities and guaranties to the purchasers, guarantors and insurers.  In the event of defaults on the loans we originate, we may be required to repurchase or substitute mortgage loans, or indemnify buyers, guarantors or insurers of our loans.  Because we have limited experience in originating and underwriting home loans, our underwriting standards may not be as stringent as a more traditional lender, and accordingly, we may experience a higher rate of default than lenders who have engaged in the mortgage lending industry for a longer period of time.  Moreover, the loans we originate will be limited primarily to buyers of our homes, so our pool of borrowers will be less diverse than as would be the case with a traditional lender, and thus there could be a higher correlation in the default rate with our borrowers.  In addition, because we would be originating loans to buyers of our homes, there is the risk that we may be more incentivized, compared to more traditional lenders, to lower our underwriting standards in order to close home sales.  Should our underwriting standards not adequately screen quality applicants, the default rate on the loans we originate may be higher, which could have an adverse impact on our results of operations and financial condition, either because the loans we own are no longer performing or because we are required to repurchase or otherwise indemnify purchasers, guarantors or insurers of the loans we sell or securitize.

Risk Related to Conflicts of Interest

As a result of Dale Francescon’s and Robert Francescon’s relationship with the Company, conflicts of interest may arise with respect to any transactions involving or with Dale Francescon, Robert Francescon, or their affiliates, and their interests may not be aligned with yours.

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, and collectively beneficially own 5,753,132 shares of our common stock, which represents 27.6% of our common stock outstanding as of December 31, 2014.  For so long as Dale Francescon and Robert Francescon continue to beneficially own a significant stake in us, they will have significant influence over the power to:

•  elect our directors and exercise overall control over the Company;

•  agree to sell or otherwise transfer a controlling stake in the Company; and

•  determine the outcome of substantially all actions requiring the majority approval of our stockholders, including transactions with related parties, corporate reorganizations, mergers, acquisitions and dispositions of assets.

The interests of Dale Francescon and Robert Francescon may not be fully aligned with yours, and this could lead to a strategy that is not in your best interests.  In addition, their significant ownership in us and resulting ability to effectively control us will limit your ability to influence corporate matters and may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control.

In addition, there may be transactions between us and Dale Francescon, Robert Francescon, or their affiliates that could present an actual or perceived conflict of interest.  These conflicts of interest may lead Dale and/or Robert Francescon to recuse himself or themselves from actions of our board of directors with respect to any transactions involving or with Dale or Robert Francescon or their affiliates.  For example, we have entered into employment agreements with Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, in their capacities as officers, pursuant to which they are required to devote substantially full-time attention to our affairs.  These employment agreements were not negotiated on an arm’s-length basis.  We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Dale Francescon and Robert Francescon.

Risks Related to Our Indebtedness

We use and expect to continue to use leverage in executing our business strategy, which may adversely affect the return on our assets.

We may incur a substantial amount of debt in the future.  As of December 31, 2014, we had $229.6 million in outstanding indebtedness, consisting of $198.6 million outstanding on our senior notes, $20.0 million outstanding on our revolving credit facility, and $11.0 million outstanding on land development and insurance premium notes.  We currently have $100.0 million available on our revolving credit facility and capacity for up to an additional $80.0 million under the accordion provisions of the revolving credit facility.  Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service.  Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

Incurring a substantial amount of debt could have important consequences for our business, including:

•making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;

•increasing our vulnerability to adverse economic or industry conditions;

•  limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•  requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•  placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness, on or before its maturity.  We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.  In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness.  If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances.  We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  Our access to additional third-party sources of financing will depend, in part, on:

•  general market conditions;

•the market’s perception of our growth potential;

•  with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•  our current debt levels;

•our current and expected future earnings;

•  our cash flow; and

•the market price per share of our common stock.

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets.  Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium.  Given the current volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes.  We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our land parcels.

Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our land parcels or other assets because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders.

Interest expense on debt we will incur may limit our cash available to fund our growth strategies.

As of December 31, 2014, we had $229.6 million in outstanding indebtedness, consisting of $198.6 million outstanding on our senior notes, $20.0 million outstanding on our revolving credit facility, and $11.0 million outstanding on land development and insurance premium notes.  We currently have $100.0 million available on our revolving credit facility and capacity for up to an additional $80.0 million under the accordion provisions of the revolving credit facility.  As part of our financing strategy, we may incur a significant amount of additional debt.  Certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest.  Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.  If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss.  The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

Interest rate changes may adversely affect us.

We currently do not hedge against interest rate fluctuations.  We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations.  However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder.  In addition, we may be subject to risks of default by hedging counterparties.  Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.  We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations.

Our current financing arrangements contain, and the financing arrangements we enter into in the future likely will contain, covenants (financial and otherwise) affecting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our operating policies.  The restrictions contained in our financing arrangements could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.  If we fail to meet or satisfy any of these covenants in our debt agreements we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral or enforce their respective interests against existing collateral.  A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so.  If we default on several of our debt agreements or any single significant debt agreement, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In the future, we may fail to generate sufficient cash flow from the sales of our homes and land to meet our cash requirements.  Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position.  If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect.  Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.

The agreements governing our debt include provisions that may restrict our financial and business operations, but may not necessarily restrict our ability to take actions that may impair our ability to repay our debt.

The agreements governing our indebtedness, including our current revolving credit facility and the Indenture that governs our senior notes, contain, negative covenants customary for such financings, such as limiting our ability to sell or dispose of assets, incur additional indebtedness or liens, make certain restricted payments, make certain investments, consummate mergers, consolidations or other business combinations or engage in other lines of business.  These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations.

Our current revolving credit facility also requires us to comply with certain financial ratios and covenants, such as maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum tangible net worth.  Our ability to comply with these covenants depends on our financial condition and performance and also is subject to events outside our control.  Asset write-downs, other non-cash charges and other one-time events also impact our ability to comply with these covenants.  In addition, these restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities, which may have a material effect on our operations.  These covenants are subject to important exceptions and qualifications.  Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result.  Our unsecured revolving credit facility and other debt agreements, including our Indenture, also contain other events of default customary for such financings.  We cannot provide assurance that we would have sufficient liquidity to repay or refinance our debt if such amounts were accelerated upon an event of default.  If we are unable to service our debt, this could materially affect our business, financial condition or results of operations.

We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

The expansion and development of our business may require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs.  In accordance with our growth strategy, we expect to opportunistically raise additional debt capital to help fund the growth of our business, subject to market and other conditions, but such debt capital may not be available to us on a timely basis at reasonable rates, or at all.

In the future, we may fail to generate sufficient cash flow from the sales of our homes and land to meet our cash requirements.  Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position.  If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

To a large extent, our cash flow generating ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control.  We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.  As a result, we may need to refinance all or a portion of our debt, on or before its maturity, or obtain additional equity or debt financing.  We cannot assure you that we will be able to do so on favorable terms, if at all.  Any inability to generate sufficient cash flow, refinance our debt or incur additional debt on favorable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business.

We are dependent upon payments from our subsidiaries to fund payments on our indebtedness and our ability to receive funds from our subsidiaries is dependent upon the profitability of our subsidiaries and restrictions imposed by law and contracts.

We are dependent on the cash flow of, and dividends and distributions to us from, our subsidiaries in order to service our existing indebtedness.  Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to any indebtedness of ours or to make any funds available therefor, except for those subsidiaries that have guaranteed our obligations under our outstanding indebtedness.  The ability of our subsidiaries to pay any dividends and distributions will be subject to, among other things, the terms of any debt instruments of our subsidiaries then in effect as well as among other things, the availability of profits or funds and requirements of applicable laws, including surplus, solvency and other limits imposed on the ability of companies to pay dividends.  There can be no assurance that our subsidiaries will generate cash flow sufficient to pay dividends or distributions to us that enable us to pay interest or principal on our existing indebtedness.

Risks Related to Our Organization and Structure

We depend on key personnel.

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, each of whom would be difficult to replace.  Although we have entered into employment agreements with Dale Francescon and Robert Francescon, in their capacities as officers, there is no guarantee that these executives will remain employed with us.  If any of our key personnel were to cease employment with us, our operating results could suffer.  Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management from our existing operations.  The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations.  Further, such a loss could be negatively perceived in the capital markets.  We have not obtained and do not expect to obtain key man life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We may not be able to successfully operate our business.

Our predecessor was formed in August 2002, and we converted into a Delaware corporation on April 30, 2013.  We cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies as described in this prospectus.

Furthermore, we may not be able to generate sufficient operating cash flows to pay our operating expenses or service our indebtedness.  You should not rely upon the past performance of our management team, as past performance may not be indicative of our future results.

Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of the Company.

The employment agreements we have entered into with Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, in their capacities as officers, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment.  Furthermore, these provisions could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.

Certain anti-takeover defenses and applicable law may limit the ability of a third party to acquire control of the Company.

Our charter and bylaws and Delaware law contain provisions that may delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.  Certain of these provisions are described below.

Selected provisions of our charter and bylaws.  Our charter and/or bylaws contain anti-takeover provisions that:

•authorize our board of directors, without further action by the stockholders, to issue up to 50 million shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting that series, the powers, rights and preferences of the shares of that series, and the qualifications, limitations and restrictions of that series;

•  require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;

•  specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, our chief executive officer, or our president;

•  provide that our bylaws may be amended by our board of directors without stockholder approval;

•  provide that directors may be removed from office only by the affirmative vote of the holders of 66 2/3% of the voting power of our capital stock entitled to vote generally in the election of directors;

•  provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a vote of a majority of directors then in office, even though less than a quorum;

•provide that, subject to the express rights, if any, of the holders of any series of preferred stock, any amendment, modification or repeal of, or the adoption of any new or additional provision, inconsistent with our charter provisions relating to the removal of directors, exculpation of directors, indemnification, the prohibition against stockholder action by written consent, and the vote of our stockholders required to amend our bylaws requires the affirmative vote of the holders of at least 66 2/3% of the voting power of our capital stock entitled to vote generally in the election of directors;

•provide that the stockholders may amend, modify or repeal our bylaws, or adopt new or additional provisions of our bylaws, only with the affirmative vote of 66 2/3% of the voting power of our capital stock entitled to vote generally; and

•  establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting.

Selected provisions of Delaware law.  We are a Delaware corporation, and we have elected to be subject to Section 203 of the DGCL by provision of our charter.  In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•  Before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

•Upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•  Following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder.

The DGCL generally defines “interested stockholder” as any person who, together with affiliates and associates, is the owner of 15% or more of our outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.

We may change our operational policies, investment guidelines and business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors determines our operational policies, investment guidelines and business and growth strategies.  Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders.  This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this prospectus.  Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.  As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We have identified material weaknesses in our period end financial reporting process due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting and information technology functions that possess expertise to perform certain functions.  We are currently in the process of remediating these material weaknesses by (i) documenting and formalizing our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting team.

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

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements.  We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, although a variety of circumstances could cause us to lose that status earlier.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards.  An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.

We cannot predict if investors will find our securities less attractive as a result of our taking advantage of these exemptions.  If some investors find our securities less attractive as a result of our choices, there may be a less active trading market for our securities and their prices may be more volatile.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment.  These complexities could lead to a delay in the preparation and dissemination of our financial statements.  Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.  Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.

In our homebuilding activities, we are exposed to potentially significant litigation, including breach of contract, contractual disputes and disputes relating to defective title, property misdescription or construction defects, including use of defective materials.  Although we have established warranty, claim and litigation reserves that we believe are adequate, due to the uncertainty inherent in litigation, legal proceedings may result in the award of substantial damages against us beyond our reserves.  Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case.  Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us.  In addition, we are subject to potential lawsuits, arbitration proceedings and other claims in connection with our business.

With respect to certain general liability exposures, including construction defect and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process require us to exercise significant judgment due to the complex nature of these exposures, with each exposure often exhibiting unique circumstances.  Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically.  As a result, our insurance policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.  Should such a situation arise, it may have a material adverse effect on our business, financial condition and operating results.

Failure by our directors, officers or employees to comply with applicable codes of conduct could materially and adversely affect us.

We have adopted a code of business conduct and ethics for our directors, officers and any employees.  Our adoption of this code and other standards of conduct is not a representation or warranty that all persons subject to this code or standards are or will be in complete compliance.  The failure of a director, officer or employee to comply with the applicable code or standards of conduct may result in termination of the relationship and/or adverse publicity, which could materially and adversely affect us.

Any joint venture investments that we make could be adversely affected by our lack of sole decision making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers.

Although it is currently not a focus in our business strategy, we may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development.  In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control.  Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions.  Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture.  Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business.  In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

An information systems interruption or breach in security could adversely affect us.

We rely on accounting, financial and operational management information systems to conduct our operations.  Any disruption in these systems could adversely affect our ability to conduct our business.  Furthermore, any security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Risks Related to Ownership of our Common Stock

A trading market for our common stock may not be sustained and our common stock prices could decline.

Prior to our initial public offering, our common stock was not actively traded in a liquid primary market.  Although our common stock is listed on the New York Stock Exchange under the symbol “CCS,” an active trading market for the shares of our common stock may not be sustained.  Accordingly, no assurance can be given as to the following:

•the likelihood that an active trading market for shares of our common stock will be sustained;

•the liquidity of any such market;

•the ability of our stockholders to sell their shares of common stock; or

•the price that our stockholders may obtain for their common stock.

In addition, the securities markets in general and our common stock have experienced price and volume volatility over the past year.  The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates and a change a change in sentiment in the market regarding our industry, operations or business prospects.  In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;

•the operating and securities price performance of companies that investors consider comparable to us;

•announcements of strategic developments, acquisitions and other material events by us or our competitors;

•changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets;

•additions or departures of key personnel;

•operating results that vary from the expectations of securities analysts and investors;

•actions by stockholders; and

•passage of legislation or other regulatory developments that adversely affect us or the homebuilding industry.

If an active market is not maintained, or if our common stock continues to experience price and volume volatility, the market price of our common stock may decline.

 Furthermore, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock.  A low stock price may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital.  Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital.  These factors may limit our ability to implement our operating and growth plans.

If securities analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us,  our business or our market. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about us, our business or our market, the price of our common stock would likely decline.  If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

We currently do not intend to pay dividends on our common stock.

We currently intend to retain our future earnings, if any, to finance the development and expansion of our business.  The determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments and such other factors as our board of directors deems relevant in its discretion.  Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them, or at all, for an indefinite period of time, except as permitted under the Securities Act and the applicable securities laws of any other jurisdiction.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities.  Upon bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.  Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock.  Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control.  As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in the Company.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” (which we refer to as “USRPHC”) for United States federal income tax purposes.  As a USRPHC, our stock may be treated as a United States real property interest (which we refer to as “USRPI”), gains from the sale of which by non-U.S. holders would be subject to U.S. income tax and reporting obligations pursuant to the Foreign Investment in Real Property Tax Act (which we refer to as “FIRPTA”).  Our common stock will not be treated as a USRPI if it is regularly traded on an established securities market, except in the case of a non-U.S. holder that actually or constructively holds more than five percent of such class of stock at any time during the shorter of the five-year period preceding the date of disposition or the holder’s holding period for such stock.  We anticipate that our common stock will continue to be regularly traded on the New York Stock Exchange.  However, no assurance can be given in this regard and no assurance can be given that our common stock will remain regularly traded in the future.  If our stock is treated as a USRPI, a non-U.S. holder would be subject to regular United States federal income tax with respect to any gain on such stock in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).  In addition, the purchaser of the stock would be required to withhold and remit to the IRS 10% of the purchase price unless an exception applies.  A non-U.S. holder also would be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax.

Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We lease our corporate headquarters located at 8390 East Crescent Parkway, Suite 650, Greenwood Village, Colorado. We also lease our homebuilding division offices in the markets where we conduct business (Austin and Houston, Texas, Atlanta, Georgia, and Las Vegas, Nevada), but none of these properties are material to the operation of our business.

ITEM  3.LEGAL PROCEEDINGS.

Because of the nature of the homebuilding business, we and certain of our subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business.  In the opinion of our management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM  4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The shares of our common stock are listed on the New York Stock Exchange under the symbol “CCS,” and began trading on June 18, 2014.  The following table sets forth high and low closing price ranges of our common stock for the periods indicated from our initial public offering through the year ended December 31, 2014, as reported by the New York Stock Exchange.

	2014
Quarter Ended	High	Low

June 30	$23.40	$20.55
September 30	$23.34	$17.19
December 31	$19.04	$15.48

Holders

As of March 3, 2015, there were approximately three stockholders of record of our common stock.  On March 3, 2015, the last reported sale price of our common stock on the New York Stock Exchange was $17.99 per share.

Dividends

During the year ended December 31, 2014, we did not declare or pay any dividends.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the Dow Jones US Home Construction Index, and peer group companies for the periods from June 18, 2014, the date our common stock commenced trading on the New York Stock Exchange, to December 31, 2014.

It is assumed in the graph that $100 was invested in (1) our common stock; (2) the stocks of the companies in the Standard & Poor’s 500 Stock Index; (3) the stocks of the Dow Jones U.S. Home Construction Index; and (4) the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter.  The peer group index is composed of the following companies: Beazer Homes USA, Inc., Hovnanian Enterprises, Inc., M/I Homes, Inc., Standard Pacific Corp., M.D.C. Holdings, Inc., William Lyon Homes, and TRI Pointe Homes, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from June 18, 2014, the Date our Common Stock Commenced Trading on the New York Stock Exchange, to December 31, 2014

Issuer Purchases of Equity Securities

On November 5, 2014, our board of directors authorized a stock repurchase program under which we may repurchase up to 2,000,000 shares of our outstanding common stock.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, or by other means in accordance with federal securities laws.  The actual manner, timing, amount and value of share repurchases under the stock repurchase program will be determined by our management at its discretion and will depend on a number of factors, including the market price of our common stock and general market and economic conditions.  The following summarizes the shares of our common stock we repurchased during the fourth quarter of 2014.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October
Purchased 10/1 through 10/31	—	$—	—	—
November
Purchased 11/1 through 11/30	—	$—	—	—
December
Purchased 12/1 through 12/31	608,000	$16.00	608,000	1,392,000

ITEM 6.SELECTED FINANCIAL DATA.

The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, which are included in “Item 8. Consolidated Financial Statements.”

	Year Ended
(in thousands, except per share amounts)	December 31,
	2014	2013	2012

Consolidated Statements of Operations:
Revenue
Home sales revenues	$351,823	$171,133	$96,030
Land sales revenues	4,800	—	—
Golf course and other revenue	5,769	—	—
Total Revenue	362,392	171,133	96,030
Cost of homes sales revenues	276,386	129,651	75,448
Cost of land sales revenues	1,808	—	—
Cost of golf course and other revenue	6,301	—	—
Selling, general, and administrative	46,795	23,622	13,496
Total operating costs and expenses	331,290	153,273	88,944
Operating income	31,102	17,860	7,086
Other income (expense)	(143)	213	353
Income before tax expense	30,959	18,073	7,439
Income tax expense	10,937	5,642	—
Consolidated net income of Century Communities, Inc.	20,022	12,431	7,439
Net income attributable to the non-controlling interests	—	52	1,301
Net income attributable to common stockholders	$20,022	$12,379	$6,138
Basic and diluted earnings per share	$1.03	$0.95	—
Pro-forma basic and diluted earnings per share(1)	$1.64	$1.58	—
Balance Sheet Data (end of period):
Cash and cash equivalents	$33,462	$109,998	$7,897
Inventories	$556,323	$184,072	$77,305
Total assets	$675,979	$312,639	$90,673
Total debt	$229,610	$1,500	$33,206
Total liabilities	$310,774	$41,083	$66,112
Equity	$365,205	$271,556	$24,561
Other Operating Information (dollars in thousands):
Number of homes delivered	1,046	448	336
Average sales price of homes delivered	$336.4	$382.0	$285.8
Gross margin from home sales	$75,437	$41,482	$20,582
Cancellation rates	18%	20%	17%
Backlog at end of period, number of homes	772	222	148
Backlog at end of period, aggregate sales value	$246,327	$103,250	$51,562
Average sales price of homes in backlog	$319.1	$465.1	$348.4
Net new home orders	1,042	406	415
Selling communities	83	23	13
Total owned and controlled lot inventory	11,463	8,341	3,072
Adjusted EBITDA	$40,489	$20,537	$9,064

(1) For information regarding the unaudited pro-forma adjustments, see Note 19 to our consolidated financial statements.

The following table presents adjusted EBITDA for the years ended December 31, 2014, 2013, and 2012. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense and, (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year Ended December 31,

	2014	2013	2012
Consolidated net income of Century Communities, Inc.	$20,022	$12,431	$7,439
Income tax expense	10,937	5,015	—
Interest in cost of home sales revenues	2,366	1,521	1,429
Interest expense	26	—	—
Depreciation and amortization expense	2,941	937	196
EBITDA	36,292	19,904	9,064
Purchase price accounting for acquired work in process inventory	4,697	633	—
Adjusted EBITDA	$40,989	$20,537	$9,064

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada and Atlanta, Georgia.  Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well located land positions and offering quality homes with innovative design elements.

During the year ended December 31, 2014, we completed the following significant transactions:

In April 2014, we purchased substantially all of the assets of LVLH, a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities.

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of our 6.875% Senior Notes  due 2022 (which we refer to as the “Initial Notes”) in reliance on Rule 144A and Regulation S under the Securities Act, where we received net proceeds of approximately $193.3 million. The Initial Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount.

In June 2014, we completed our initial public offering of 4,480,000 shares of our common stock, of which 480,000 shares were issued by non-management and non-affiliate selling stockholders, at a public offering price of $23.00 per share, where we received net proceeds of approximately $81.6 million.

In August 2014, we acquired substantially all the assets and operations of Grand View in Houston, Texas for a purchase price of approximately $13 million and earn out payments based on performance over the next two years.  The acquired assets consisted of 601 owned and controlled lots within 13 active selling communities.

In November 2014, we acquired substantially all the assets and operations of Peachtree in Atlanta, Georgia for a purchase price of approximately $57 million, inclusive of a true-up payment.  The acquired assets consisted of 2,120 owned and controlled lots within 36 active selling communities.

Results of Operations

During the year ended December 31, 2014, we delivered 1,046 homes, with an average sales price of $336.4 thousand. During the same period, we generated approximately $351.8 million in home sales revenue, approximately $31.0 million in income before tax expense, and approximately $20.0 million in net income. For the year ended December 31, 2014, our net sales orders totaled 1,042 homes, a 156.7% increase over the same period in 2013. On December 31, 2014, we had a backlog of 772 sold but unclosed homes, a 247.7% increase over the same period in 2013, consisting of approximately $246.3 million in sales value, a 138.6% increase over the same period in 2013.  Our results of operations are significantly impacted by our acquisitions of Jimmy Jacobs in September 2013, LVLH in April 2014, Grand View in August 2014, and Peachtree in November 2014.  Subsequent to our acquisition, these operations are our Central Texas, Nevada, Houston and Atlanta operating segments, respectively.

The following table summarizes our results of operation for the years ended December 31, 2014 and 2013.

	Year Ended
(in thousands, except per share amounts)	December 31,		Increase (Decrease)
	2014	2013	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$351,823	$171,133	$180,690	105.6%
Land sales revenues	4,800	—	4,800	100.0%
Golf course and other revenue	5,769	—	5,769	100.0%
Total Revenue	362,392	171,133	191,259	111.8%
Cost of homes sales revenues	276,386	129,651	146,735	113.2%
Cost of land sales revenues	1,808	—	1,808	100.0%
Cost of golf course and other revenue	6,301	—	6,301	100.0%
Selling, general, and administrative	46,795	23,622	23,173	98.1%
Total operating costs and expenses	331,290	153,273	178,017	116.1%
Operating income	31,102	17,860	13,242	74.1%
Other income (expense)	(143)	213	(356)	(167.1)%
Income before tax expense	30,959	18,073	12,886	71.3%
Income tax expense	10,937	5,642	5,295	93.8%
Consolidated net income of Century Communities, Inc.	20,022	12,431	7,591	61.1%
Net income attributable to the non-controlling interests	—	52	(52)	(100.0)%
Net income attributable to common stockholders	$20,022	$12,379	$7,643	61.7%
Basic and diluted earnings per share	$1.03	$0.95	$0.08	8.4%
Pro-forma basic and diluted earnings per share(1)	$1.64	$1.58	$0.06	3.8%
Other Operating Information (dollars in thousands):
Number of homes delivered	1,046	448	598	133.5%
Average sales price of homes delivered	$336.4	$382.0	$(45.6)	(12.0)%
Gross margin from home sales	$75,437	$41,482	$33,955	81.9%
Cancellation rates	18%	20%	(2)%	(10.0)%
Backlog at end of period, number of homes	772	222	550	247.7%
Backlog at end of period, aggregate sales value	$246,327	$103,250	$143,077	138.6%
Average sales price of homes in backlog	$319.1	$465.1	$(146.0)	(31.4)%
Net new home orders	1,042	406	636	156.7%
Selling communities	83	23	60	260.9%

Total owned and controlled lot inventory	11,463	8,341	3,122	37.4%

(1) For information regarding the unaudited pro-forma adjustments, see Note 19 to our consolidated financial statements.

 Home Sales Revenue and New Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the years ended December 31, 2014 and 2013:

	Year Ended
New homes delivered	December 31,		Increase
	2014	2013	Amount	%
Atlanta	173	—	NM	NM
Central Texas	134	52	82	157.7%
Colorado	449	396	53	13.4%
Houston	81	—	NM	NM
Nevada	209	—	NM	NM
Total	1,046	448	598	133.5%

	Year Ended
Average sales price of homes delivered (in thousands)	December 31,		Increase
	2014	2013	Amount	%
Atlanta	$212.3	$—	$ NM	NM
Central Texas	416.8	406.5	10.3	2.5%
Colorado	393.8	377.3	16.5	4.4%
Houston	215.5	—	NM	NM
Nevada	310.9	—	NM	NM
Total	$336.4	$382.0	$(45.6)	(12.0)%

*NM - Not meaningful.

We generated $351.8 million in home sales revenue during the year ended December 31, 2014.  This represents a 105.6% increase as compared to the year ended December 31, 2013 where we generated $171.1 million in home sales revenue.  The increase in home sales revenue is a result of an increase in the number of homes delivered of 133.5% for the year ended December 31, 2014 as compared to the previous year.  The increase in deliveries was driven by our acquisitions of Jimmy Jacobs, LVLH, Grand View, and Peachtree, which comprise our Central Texas, Nevada, Houston, and Atlanta operating segments, respectively.

Our average sales price decreased 12.0% to $336.4 thousand for the year ended December 31, 2014 as compared to 2013.  The decrease is a result of the 173, 81 and 209 deliveries in our acquired Atlanta, Houston and Nevada operating segments, respectively, which have average sales prices in the low $200 thousands, low $200 thousands, and the low $300 thousands, respectively.  Our Central Texas and Colorado operating segments had moderate increases in average sales price as compared to the year ended December 31, 2013, primarily as a result of the mix of deliveries in higher entry point communities in 2014.

Cost of Home Sales Revenues

Cost of home sales revenues increased $146.7 million, or 113.2%, for the year ended December 31, 2014, as compared to 2013. The increase in cost of home sales revenue was primarily attributable to the increase in deliveries discussed above which were driven by the addition of our Central Texas, Nevada, Houston, and Atlanta divisions.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales. Our homebuilding gross margin percentage decreased during the year ended December 31, 2014 to 21.4% as compared to 24.2% for the year ended December 31, 2013.  The decrease is primarily driven by the impact of purchase accounting adjustments to acquired inventory for homes under construction at the date of the acquisition for LVLH, Grand View, and Peachtree.

In the following table, we calculate our gross margins adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.  See “Critical Accounting Policies” below and footnote 3 of our consolidated financial statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

	Year Ended December 31,
	2014	%	2013	%
Home sales revenues	$351,823	100.0%	$171,133	100.0%
Cost of home sales revenues	276,386	78.6%	129,651	75.8%
Gross margin from home sales	75,437	21.4%	41,482	24.2%
Add: Interest in cost of home sales revenues	2,366	0.7%	1,521	0.9%
Adjusted homebuilding gross margin excluding interest (1)	77,803	22.1%	43,003	25.1%
Add: Purchase price accounting for acquired work in process inventory	4,697	1.3%	633	0.4%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$82,500	23.4%	$43,636	25.5%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales and purchase price accounting, our adjusted homebuilding gross margin percentage was 23.4% for the year ended December 31, 2014 compared to 25.5% for the year ended December 31, 2013.  The decrease in adjusted gross margin is primarily from entering the Atlanta and Houston markets which have lower average sales prices and lower average margins than our existing markets.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our gross margins to previous periods and our competitors.

Gross Margin on Land Sales

During 2014, we disposed of a parcel of land, which had a carrying basis of $1.8 million, for $4.8 million. No similar transactions occurred in 2013.

Gross Margin on Golf Course and Other

In connection with our acquisition of LVLH, we are the operators of two golf courses within our Rhodes Ranch and Tuscany communities. We generated approximately $5.8 million in revenue during the year ended December 31, 2014, which was offset by costs associated with the courses of $6.3 million.

Selling, General and Administrative Expense

	Year Ended
	December 31,		Increase
	2014	2013	Amount	%
Selling, general and administrative	$46,795	$23,622	$23,173	98.1%
As a percentage of homes sales revenues	13.3%	13.8%

Our selling, general and administrative costs increased $23.2 million for the year ended December 31, 2014 as compared to the previous year.  The increase was primarily attributable to the following: (1) an increase of $9.7 million in our compensation-related expenses, including incentive compensation, resulting largely from a 119.3% increase in our headcount to 397 employees as of December 31, 2014 compared to 181 as of December 31, 2013, one-time compensation costs associated with our initial public offering of $0.6 million, and an increase in stock based compensation of $1.4 million, (2) an increase of $5.8 million in commission expense to $11.9 million for the year ended December 31, 2014, resulting from a 105.6% increase in home sales revenue, (3) an increase of $2.1 million related to advertising costs associated with our increased number of active communities, (4) an increase of $1.7 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Jimmy Jacobs, LVLH, Grand View, and Peachtree, and (5) moderate increases in outside professional services, insurance, legal, and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company.

Other Income (Expense)

Other income (expense) decreased by $0.4 million to an expense of $0.1 million for the year ended December 31, 2014, from income of $0.2 million for the year ended December 31, 2013. The decrease was driven by an increase in acquisition related expenses of $0.9 million, which was partially offset by a net increase in interest income, interest expense, other income and gain on disposition of assets of $0.5 million.

Income Tax Expense

Our income tax expense for the year ended December 31, 2014 was $10.9 million as compared to $5.6 million for the year ended December 31, 2013.  Our income tax expense for the year ended December 31, 2014 results in an effective tax rate of 35.3%.  Our effective tax rate is driven by our blended federal and state statutory rate of 37.1% which is partially offset by permanent differences of 1.8%.

In April 2013, we converted into a corporation from a limited liability company, at which time we became a taxable entity. As such, we had no provision for income taxes prior to April 30, 2013, and accordingly, our income tax expense for the year ended December 31, 2013 is not comparable to 2014.

Other Homebuilding Operating Data

	Year Ended
Net new home orders	December 31,		Increase

	2014	2013	Amount	% Change
Atlanta	129	—	NM	NM
Central Texas	133	28	105	375.0%
Colorado	539	378	161	42.6%
Houston	56	—	NM	NM
Nevada	185	—	NM	NM
Total	1,042	406	636	156.7%

*NM - Not meaningful.

Net new home orders (new home orders net of cancellations) for the year ended December 31, 2014 increased by 636 homes, or 156.7%, to 1,042, compared to 406 for the year ended December 31, 2013. The increase in our net new home orders was driven by our entry into the Central Texas, Nevada, Houston, and Atlanta markets through the acquisitions of Jimmy Jacobs, LVLH, Grand View, and Peachtree, in September 2013, April 2014, August 2014,and November 2014, respectively. Our Central Texas, Nevada, Houston and Atlanta markets contributed 133, 185, 56, and 129 net home orders, respectively, during the year ended December 31, 2014. Additionally, the increase in our Colorado segment of 42.6% is driven by an increase in selling communities as compared to 2013.

	As of December 31,		Increase
Selling communities	2014	2013	Amount	% Change

Atlanta	29	—	NM	NM
Central Texas	14	9	5	55.6%
Colorado	29	14	15	107.1%
Houston	8	—	NM	NM
Nevada	3	—	NM	NM
Total	83	23	60	260.9%

NM - Not meaningful.

Our selling communities increased by 60 communities, or 260.9%, to 83 communities at December 31, 2014, as compared to December 31, 2013.  The increase is driven by our acquisition of our Atlanta, Houston and Nevada operating segments during 2014 which contributed 40 communities as of December 31, 2014.   Our Central Texas and Colorado segments increased communities by 55.6% and 107.1%, respectively, as a result of our significant land acquisition activity since our private offering in May 2013.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2014 was an average of 24.8 per selling community (2.1 monthly), compared to an average of 23.9 per selling community (2.0 monthly) for the year ended December 31, 2013. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 18% for the year ended December 31, 2014, compared to 20% for the year ended December 31, 2013. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

	As of December 31,
Backlog	2014			2013			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	353	$79,084	$224.0	—	$—	$—	NM	NM	NM
Central Texas	91	41,112	451.8	94	48,640	517.4	(3.2)%	(15.5)%	(12.7)%
Colorado	218	96,150	441.1	128	54,610	426.6	70.3%	76.1%	3.4%
Houston	77	20,100	261.0	—	—	—	NM	NM	NM
Nevada	33	9,881	299.4	—	—	—	NM	NM	NM
Total / Weighted Average	772	$246,327	$319.1	222	$103,250	$465.1	247.7%	138.6%	(31.4)%

*NM - Not meaningful.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At December 31, 2014, we had 772 homes in backlog with a total value of $246.3 million, which represents an increase of 247.7% and 138.6% as compared to December 31, 2013, respectively.  The increase is primarily attributable to our acquisition of our Atlanta, Houston and Nevada operating segments during 2014 which contributed 353, 77, and 33 homes to backlog at December 31, 2014.  Our Colorado operating segment also experienced an increase of 70.3% and 76.1% in the number of homes in backlog and total value as compared to December 31, 2013, respectively.  The increase is a result of the increased number of selling communities discussed above.

Our average sales price of homes in backlog decreased from $465.1 thousand as of December 31, 2013 to $319.1 thousand as of December 31, 2014.  The decrease in the average sales price of homes in backlog is the result of the inclusion of our Atlanta, Houston, and Nevada operating segments which generally have a lower price point than Colorado and Central Texas.

	As of December 31,
Lots owned and	2014			2013			% Change
controlled
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	686	1,735	2,421	—	—	—	NM	NM	NM
Central Texas	1,089	1,195	2,284	241	3,327	3,568	351.9%	(64.1)%	(36.0)%
Colorado	3,349	530	3,879	2,896	1,789	4,685	15.6%	(70.4)%	(17.2)%
Houston	233	668	901	—	—	—	NM	NM	NM
Nevada	1,644	334	1,978	88	—	88	1,768.2%	NM	2,147.7%
Total	7,001	4,462	11,463	3,225	5,116	8,341	117.1%	(12.8)%	37.4%

*NM - Not meaningful.

As a result of our business acquisitions and land acquisition strategy in 2014, we increased our lots owned and controlled by 37.4% from 8,341 at December 31, 2013 to 11,463 at December 31, 2014.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. Our management believes that the following accounting policies are among the most important to the portrayal of our financial condition and results of operations and require among the most difficult, subjective or complex judgments:

Revenue Recognition

Revenues from home sales are recorded and a profit is recognized when the respective units are closed, title has passed, the homeowner’s initial and continuing investment is adequate, and other attributes of ownership have been transferred to the homeowner.  Sales incentives are recorded as a reduction of revenues when the respective unit is closed.  When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods.

We also serve as the general contractor for custom homes in our Central Texas and Houston operating segments, where the customer and not the Company owns the underlying land (Build on Your Own Lot Contracts).  Accordingly, we recognize revenue for the Build on Your Own Lot Contracts, which are primarily cost plus contracts, on the percentage-of-completion method where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  As the Company makes such estimates, judgments are required to evaluate potential variances in the cost of materials and labor and productivity.

Inventories and Cost of Sales

We capitalize pre-acquisition, land, development, and other allocated costs, including interest, during development and home construction.

Land, development, and other common costs are allocated to inventory using the relative-sales-value method; however, as lots within a project typically have comparable market values, we generally allocate land, development, and common costs equally to each lot within the project.  Home construction costs are recorded using the specific-identification method.  Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development, and related common costs, both incurred and estimated to be incurred.  Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining homes in the community.

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of sales are recorded for the amount that is estimated will ultimately be paid related to completed homes.

Impairment of Real Estate Inventories

We review all of our communities for an indicator of impairment and record an impairment loss when conditions exist where the carrying amount of inventory is not recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases to gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses. We prepare and analyze cash flows at the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level.

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective inventories. Such losses, if any, are reported within costs of sales.

When estimating undiscounted cash flows, we make various assumptions, including the following: the expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives offered by us or other builders in other communities, and future sales prices adjustments based on market and economic trends; the costs incurred to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction, and selling and marketing costs; any alternative product offerings that may be offered that could have an impact on sales, sales prices and/or building costs; and alternative uses for the property.

For the years ended December 31, 2014 and 2013, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period. For both periods, we did not identify any communities for which the undiscounted cash flows were not substantially in excess of the carrying values and for which potential future impairments, individually or in the aggregate, could materially impact operating results and/or total equity.

	Number of Communities Tested for Impairment	Total Number of Existing Communities

Year ended December 31, 2014	4	83
Year ended December 31, 2013	4	23

Warranties

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheet, are based upon historical experience rates.  We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internally developed analysis that incorporates historical payment trends and adjust the amounts recorded if necessary.

Stock-Based Compensation

We estimate the grant date fair value of stock-based compensation awards and recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest.

Prior to our initial public offering in June 2014, our common stock was not actively traded in a liquid primary market, and accordingly, the determination of the fair value at the grant date of our restricted stock awards required significant judgment by management.  As such, we first consider transactions in our common stock by qualified institutional buyers subsequent to our private placement in the secondary market.  We also considered various factors to determine whether the closing price of our common stock in the secondary market is an accurate representation of the fair value of the restricted stock awards.  These considerations include, but were not limited to, the timing of transactions in the secondary market and the elapsed time from the relevant grant date (if any), the volume of transactions in the market, and the level of information available to the investors.  To the extent we believed that the closing price of our common stock in the secondary market was not an accurate representation of the fair value of the restricted stock award, we also considered observable trends in the stock prices of our publicly traded peers since our private placement, as well as internal valuations based on recent forecasts in determining the grant date fair value of the award.  Had we utilized different assumptions in estimating the fair value of our restricted stock awards prior to our initial public offering our stock-based compensation expense and results of operations could have been different.

Subsequent to our initial public offering, the fair value our restricted stock awards equals to the closing price of our common stock on the New York Stock Exchange on the date of grant.

Income Taxes

Prior to our conversion to a Delaware corporation in April 2013, we were not directly subject to income taxes under the provisions of the Internal Revenue Code and applicable state laws. Therefore, taxable income or loss was reported to the individual members for inclusion in their respective tax returns and no provision for federal and state income taxes was included in the accompanying financial statements for that period. With a few immaterial exceptions, we were not subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009. Once we converted into a Delaware corporation on April 30, 2013, we became subject to state, federal, and local income taxes.

We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets using enacted tax rates in effect for each taxing jurisdiction in which we operate.

As of December 31, 2014, we have recorded a net deferred tax asset of $1.4 million as we expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance and record it as a charge to income in the period the determination was made.

Goodwill

We evaluate goodwill for possible impairment in accordance with ASC Topic 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to the third step where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in the third step.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 850, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill.

The estimated fair value of the acquired assets and assumed liabilities requires significant judgments by management which are outlined below:

Inventories

The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory.  For acquired land inventory, we typically utilize, with the assistance of a third party appraiser, a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimates include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price.  For work in process inventories, we estimate the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  For the acquisitions that we completed in the current year, we estimated a market participant would require a gross margin ranging from 6% to 24%.

Intangible assets

The fair value of the acquired intangible assets largely depends on the nature of the intangible asset acquired.  During the years ended 2014 and 2013 we have identified intangible assets acquired in our business combinations for (a) non-compete agreements, (b) in place leases on cell phone towers,  (c) trade names, (d) home plans and (e) certain home construction contracts. With the assistance of a third party valuation firm, we estimate the value of each intangible asset based on a combination of approaches including the replacement cost approach and with and with-out analysis.  The fair value of acquired intangible assets is largely a factor of our forecasted future results of each acquisition and is dependent on similar assumptions as those outlined above for “Inventories.”

If forecasts and estimates utilized in our purchase price allocation differ significantly from actual results in future periods, impairments of inventory, amortizable intangible assets, and goodwill could arise.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2014 were the acquisitions of LVLH, Grand View, and Peachtree, operating expenses, land purchases, land development, home construction, stock repurchases, and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. In

May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (the “Initial Notes”) in reliance on Rule 144A and Regulation S under the Securities Act, where we received net proceeds of approximately $193.3 million. In June 2014, we completed our initial public offering of 4,480,000 shares of our common stock, of which 480,000 shares were issued by non-management and non-affiliate selling stockholders, at a public offering price of $23.00 per share, where we received net proceeds of approximately $81.6 million.

Cash flows for each of our communities depend on the stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities that are strategically located in our core Colorado markets, and in the greater Austin, San Antonio, and Houston, Texas, Las Vegas, Nevada, and Atlanta, Georgia metropolitan areas. As demand for new homes improves and we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will exceed our cash generated by operations.

Covenant Compliance

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (which we refer to as the “Credit Agreement”). The Credit Agreement provides the Company with a revolving line of credit (the “Revolving Credit Facility”) of up to $120 million. Under the terms of the Credit Agreement, we are entitled to request an increase in the size of the Revolving Credit Facility by an amount not exceeding $80 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on the Company’s ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires the Company to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon the ratio of debt to tangible net worth of the Company and its subsidiaries on a consolidated basis, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon the ratio of EBITDA to cash interest expense of the Company and its subsidiaries on a consolidated basis, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests of the Company and the guarantors of the Revolving Credit Facility, plus 50% of the amount of consolidated net income of the Company and its subsidiaries, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by the Company and its subsidiaries to the Company’s tangible net worth.

Cash Flows—Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

For the year ended December 31, 2014 and December 31, 2013, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $129.7 million during the year ended December 31, 2014 from net cash used of $67.5 million during the year ended December 31, 2013. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $160.9 million during the year ended December 31, 2014, compared to a net outflow of $92.3 million during the year ended December 31, 2013, primarily driven by the increase in land acquisition, land development and homes under construction, partially offset by the increase in home closings.  We also had net cash provided by working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities of $8.4 million for the year ended December 31, 2014, as compared to $6.8 million provided by working capital items for the year ended December 31, 2013.  This increase is a result of our overall growth during the period.

•

Net cash used in investing activities was $233.7 million during the year ended December 31, 2014, compared to $16.3 million in net cash used during the year ended December 31, 2013. The increase was a result of our purchase of LVLH, Grand View, and Peachtree in April, August, and November 2014, respectively.

•

Net cash provided by financing activities was $286.8 million during the year ended December 31, 2014 compared to net cash provided by financing activities of $188.8 million during the year ended December 31, 2013. The increase in cash provided by financing activities was the result of the issuance of our senior notes and initial public offering discussed above.

As of December 31, 2014, our cash balance was $33.5 million.

Contractual Obligations

Our contractual obligations as of December 31, 2014 were as follows (in thousands):

	Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt maturities, including interest	$334,704	$23,924	$50,051	$27,500	$233,229
Operating leases	3,067	844	1,278	582	363
Total contractual obligations	$337,771	$24,768	$51,329	$28,082	$233,592

In connection with the acquisition of Grand View, we entered into an earnout agreement requiring annual payments based on a percentage of adjusted pre-tax income over the next two years. While the amount of payments under the earnout agreement, if any, is uncertain, we estimated a fair value of the obligation as of December 31, 2014 of $2.4 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2014, we had outstanding options for 1,981 lots totaling $98.8 million, and had $2.9 million of non-refundable cash deposits pertaining to land option contracts.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of December 31, 2014 and 2013, we had $34.0 million and $3.0 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Subsequent Events

On February 18, 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022, which are registered under the Securities Act (which we refer to as the “Exchange Notes”), for all of the Initial Notes, which were validly tendered and not withdrawn by the holders thereof.  The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Notes do not apply to the Exchange Notes.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Agreement, which was entered into on October 21, 2014. Future borrowings under the Credit Agreement bear interest at a floating rate equal to the London Interbank Offered Rate plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Revolving Credit Facility.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry.

Additionally, we own and operate two golf courses within our Rhodes Ranch and Tuscany communities in our Nevada division. We experience lower average daily rounds in the second and third quarters of the year, and therefore lower revenues, due to the high temperatures during the summer and early fall months in Nevada, as well as reseeding activities in September to prepare the courses for the winter months. Conversely, we experience higher average daily rounds and therefore higher revenues during the first and fourth quarters of the year when lower temperatures are typically experienced in Nevada.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS.

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 (Exhibits and Financial Statement Schedules) of Part IV of this Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2014, the end of the period covered by this Form 10-K, we evaluated, under the supervision and with the participation of our management, including our Co-Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures to, among other matters, detect any material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Based on the foregoing, our management identified material weaknesses related to the period-end financial reporting and information technology processes.

Remediation and Changes in Internal Controls

We have developed and are implementing remediation plans to address the material weaknesses discussed above and to improve our internal controls over the period-end financial reporting process.  Specifically, our remediation plan requires (i) documenting and formalizing our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting team.

Our management believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal controls over the period-end financial reporting process.  Our management is committed to improving our internal control processes.  Once fully implemented, the new and enhanced controls will need to operate for a sufficient amount of time for management to conclude that the material weaknesses have been remediated.  Accordingly, we will continue to monitor the effectiveness of our remediation efforts and will make any further changes management determines appropriate.  As we continue to evaluate and improve our internal controls over financial reporting, additional measures to address the material weaknesses or modifications to the remediation plan described above may be identified.

Changes in Internal Control over Financial Reporting.

Except as discussed above, there were no changes during the year ended December 31, 2014 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Election of Directors—Information about Director Nominees,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act no later than April 30, 2015 (our “2015 Proxy Statement”).

We will provide to any stockholders or other person without charge, upon request, a copy of our Corporate Governance Policy, Code of Business Conduct and Ethics, and the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  You may obtain these documents on our website at http://www.centurycommunities.com under the Investor Relations section or by contacting our Investor Relations department at 303-268-8398.

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Executive Officers and Compensation” in our 2015 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2015 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Certain Relationships and Related Party Transactions” in our 2015 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Fees Incurred for Services by Principal Accountant” in our 2015 Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)Financial Statements

The following financial statements of the Company are included in a separate section of this Form 10-K commencing on the page numbers specified below:

(a)(2)Financial Statements Schedules

Financial statement schedules have been omitted because they are not applicable, not material, not required or the required information is included in this Form 10-K.

(a)(3)Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

4.1

Specimen Common Stock Certificate of Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

4.2

Indenture (including forms of 6.875% Senior Notes Due 2022), dated as of May 5, 2014, among Century Communities, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

4.3	Supplemental Indenture, dated as of December 18, 2014, among Century Communities, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture.

10.1†

First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

10.2†

Form of Stock Option Agreement for use with the First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.3†

Form of Restricted Stock Award Agreement for use with the First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.4†

Form of Non-Employee Director Restricted Stock Award Agreement for use with the 2013 Long-Term Incentive Plan (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.5†

Employment Agreement, dated as of May 7, 2013, between Century Communities, Inc. and Dale Francescon (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.6†

Employment Agreement, dated as of May 7, 2013, between Century Communities, Inc. and Robert Francescon (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.7

Form of Director and Officer Indemnification Agreement between Century Communities, Inc. and each of its directors and officers (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.8

Indemnification Agreement, dated as of May 7, 2013, among Century Communities, Inc. and Dale Francescon and Robert Francescon (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.9

Registration Rights Agreement, dated as of May 7, 2013, among Century Communities, Inc., FBR Capital Markets & Co., Daro Ventures, LLC, Daro Ventures II, LLC, Dale Francescon, and Robert Francescon (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.10

Sublease, dated as of April 29, 2011, between Clifton Gunderson LLP and Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

Exhibit Number	Description

10.11

Guaranty Agreement, dated as of November 30, 2011, between Century Communities, Inc. and Commerce Bank (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.12

Amended and Restated Loan Agreement (Revolving Line of Credit with Construction Loan Facility, Lot Loan Facility, and Letter of Credit Facility), dated March 22, 2012, between Century Communities, Inc., Beacon Pointe, LLC, The Overlook at Tallyn’s Reach, LLC, The Wheatlands, LLC, Red Rocks Pointe, LLC, Belvedere at Ridgegate, LLC, Enclave at Boyd Ponds, LLC, The Vistas at Nor’Wood, LLC, Bradburn Village Homes, LLC, Barrington Heights, LLC, The Veranda, LLC, Lincoln Park at Ridgegate, LLC, Central Park Rowhomes, LLC, Shoenberg Farms, LLC, Montecito at Ridgegate, LLC, and Waterside at Highland Park, LLC, and Vectra Bank Colorado, National Association, as amended (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.13

Credit Agreement, dated October 21, 2014, between the Company, and Texas Capital Bank, National Association, and the lenders party thereto (incorporated by reference to the Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 23, 2014).

10.14

Promissory Note, dated April 19, 2013, between Rutherford Investments, LLC and Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.15

Assignment of Interest in Regency at Ridgegate, LLC, dated as of September 9, 2012, from Century Communities, Inc. to Daro Ventures III, LLC (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.16

Assignment of Interest in Arcadia Holdings at CC Highlands One, LLC, dated as of December 31, 2012, from Daro Ventures, LLC and Daro Ventures II, LLC to Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.17

Assignment of Interest in Arcadia Holdings at CC Highlands Two, LLC, dated as of December 31, 2012, from Daro Ventures, LLC and Daro Ventures II, LLC to Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.18

Assignment of Interest in Waterside at Highland Park, LLC, dated as of December 31, 2012, from Century Communities, Inc. to Dale and Robert Francescon (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.19

Assignment of Interest in Waterside at Highland Park, LLC, dated as of March 1, 2013, from Daro Ventures, LLC and Daro Ventures II, LLC to Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.20

Contract for Purchase and Sale of Vacant Land, dated as of March 1, 2013, between Arcadia Holdings at Vista Ridge, LLC and Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.21

Contract for Purchase and Sale of Vacant Land, dated as of March 1, 2013, between Arista Investors Colorado, LLC and Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.22

Contract for Purchase and Sale of Vacant Land, dated as of March 1, 2013, between High Pointe, Inc. and Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.23

Contract for Purchase and Sale of Vacant Land, dated as of March 1, 2013, between High Pointe, Inc. and Venue at Arista, LLC (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

Exhibit Number	Description

10.24

Registration Rights Agreement, dated as of May 5, 2014, among Century Communities, Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative on behalf of the initial purchasers (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Century Communities, Inc.

23.1	Consent of Ernst & Young, LLP.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: March 5, 2015	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2015	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Century Communities, Inc.

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Communities, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado

March 5, 2015

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(in thousands)

	As of December 31,
	2014	2013
Assets
Cash and cash equivalents	$33,462	$109,998
Accounts receivable	13,799	4,438
Inventories	556,323	184,072
Prepaid expenses and other assets	28,796	8,415
Property and equipment, net	12,471	3,360
Deferred tax asset, net	1,359	—
Amortizable intangible assets, net	8,632	1,877
Goodwill	21,137	479
Total assets	$675,979	$312,639
Liabilities and equity
Liabilities:
Accounts payable	$17,135	$8,313
Accrued expenses and other liabilities	64,029	30,358
Deferred tax liability, net	—	912
Notes payable and revolving line agreement	229,610	1,500
Total liabilities	310,774	41,083
Stockholder's equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 20,875,547 and 17,257,774 shares issued and outstanding at December 31, 2014 and 2013, respectively	209	173
Additional paid-in capital	336,573	262,982
Retained earnings	28,423	8,401
Total stockholders’ equity	365,205	271,556
Total liabilities and stockholders’ equity	$675,979	$312,639

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Revenue
Home sales revenues	$351,823	$171,133
Land sales revenues	4,800	—
Golf course and other revenue	5,769	—
Total revenue	362,392	171,133
Costs and expenses
Cost of homes sales revenues	276,386	129,651
Cost of land sales revenues	1,808	—
Cost of golf course and other revenue	6,301	—
Selling, general, and administrative	46,795	23,622
Total operating costs and expenses	331,290	153,273
Operating income	31,102	17,860
Other income (expense):
Interest income	362	228
Interest expense	(26)	—
Acquisition expense	(1,414)	(533)
Other income	736	507
Gain on disposition of assets	199	11
Income before tax expense	30,959	18,073
Income tax expense	10,937	5,015
Deferred taxes on conversion to a corporation	—	627
Consolidated net income of Century Communities, Inc.	20,022	12,431
Net income attributable to the non-controlling interests	—	52
Net income attributable to common stockholders	$20,022	$12,379
Earnings per share:
Basic and diluted	$1.03	$0.95
Weighted average number of common shares outstanding:
Basic and diluted	19,226,504	12,873,562
Unaudited pro forma net income, income attributable to common stockholders, and earnings per share (Note 19):
Net income	$31,946	$20,611
Income attributable to common stockholders	31,473	20,386
Basic and diluted earnings per share	1.64	1.58
Unaudited pro forma weighted average number of common shares (Note 19):
Basic and diluted	19,226,504	12,873,562

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Equity

For the Years Ended December 31, 2014 and 2013

(in thousands)

		Common Stock
						Non-
	Members’			Paid-In	Retained	Controlling	Total
	Capital	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2012	22,060	—	—	—	—	2,501	24,561
Non-cash contributions	3,708	—	—	—	—	—	3,708
Non-cash distributions	—	—	—	—	—	(1,603)	(1,603)
Contributions	1,500	—	—	—	—	—	1,500
Distributions to non-controlling interests	—	—	—	—	—	(950)	(950)
Distributions to members	(3,830)	—	—	—	—	—	(3,830)
Conversion of subordinated obligation to equity	11,244	—	—	—	—	—	11,244
Net income January 1, 2013 through April 30, 2013	3,978	—	—	—	—	52	4,030
Members’ capital as of April 30, 2013	38,660	—	—	—	—	—	38,660
Conversion of LLC to C corporation	(38,660)	5,000	50	38,610	—	—	—
Issuance of common stock	—	12,075	121	223,639	—	—	223,760
Issuance of restricted stock awards	—	183	—	—	—	—	—
Stock-based compensation expense	—	—	2	733	—	—	735
Net income May 1, 2013 through December 31, 2013	—	—	—	—	8,401	—	8,401
Balance at December 31, 2013	$—	17,258	$173	$262,982	$8,401	$—	$271,556
Issuance of common stock	—	4,000	40	81,524	—	—	81,564
Repurchase of common stock	—	(608)	(6)	(9,740)	—	—	(9,746)
Repurchase of common stock upon vesting of restricted stock awards	—	(17)	—	(386)	—	—	(386)
Issuance of restricted stock awards	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	2	2,150	—	—	2,152
Excess tax benefit of stock-based compensation	—	—	—	43	—	—	43
Forfeitures of restricted stock awards	—	(7)	—	—	—	—	—
Net income	—	—	—	—	20,022	—	20,022
Balance at December 31, 2014	$—	20,876	$209	$336,573	$28,423	$—	$365,205

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

(in thousands)

	Year Ended December 31,
	2014	2013
Operating activities
Net income	$20,022	$12,431
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,941	937
Stock compensation expense	2,152	735
Deferred provision upon conversion to corporation	—	627
Deferred income tax expense (benefit)	(2,054)	285
Excess tax benefit on stock-based compensation	(43)	—
Gain on disposition of assets	(199)	(11)
Changes in assets and liabilities:
Cash held in trust	—	2,917
Accounts receivable	(8,771)	(3,400)
Inventories	(160,886)	(92,250)
Prepaid expenses and other assets	(11,140)	(4,847)
Accounts payable	3,444	(2,749)
Accrued expenses and other liabilities	24,863	17,827
Net cash used in operating activities	(129,671)	(67,498)
Investing activities
Purchases of property and equipment	(1,127)	(550)
Acquisitions of businesses	(232,585)	(15,708)
Net cash used in investing activities	(233,712)	(16,258)
Financing activities
Borrowings under revolving credit facilities	119,000	26,671
Payments on revolving credit facilities	(99,000)	(47,044)
Proceeds from issuances of senior notes	198,478	—
Proceeds from issuances of insurance premium notes	6,760	—
Proceeds from debt issuances	—	5,763
Principal payments	(3,083)	(17,096)
Debt issuance costs	(6,783)	—
Net proceeds from issuances of common stock	81,564	223,760
Repurchases of common stock	(9,746)	—
Excess tax benefit on stock-based compensation	43	—
Contributions from members	—	1,500
Distributions to members	—	(3,830)
Distributions to non-controlling interest	—	(950)
Other financing activity	(386)	—
Net cash provided by financing activities	286,847	188,774
Net increase (decrease) in cash and cash equivalents	$(76,536)	$105,018
Cash and cash equivalents:
Beginning of period	109,998	4,980
End of period	$33,462	$109,998
Non-cash investing and financing information
Seller financed acquisitions of land	$4,239	$—
Capital lease obligations	$92	$—
Inventory contributed by members	$—	$3,708
Inventory distributed to non-controlling interests	$—	$1,603
Conversion of subordinated debt obligation to equity	$—	$11,244
Supplemental cash flow disclosure
Cash paid for income taxes	$18,458	$—
Cash paid for interest, net of amounts capitalized	$26	$—

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (“we” or “the Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada and Atlanta, Georgia.  Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

We were formed as a Colorado limited liability company in August 2002, and we converted into a Delaware corporation pursuant to the General Corporation Law of the State of Delaware on April 30, 2013.  In connection with the conversion, all of the outstanding membership interests were converted into an aggregate of 5.0 million shares of common stock, which represented 100% of the outstanding shares of the Company’s common stock immediately following the conversion.  Also in connection with the conversion, the Company’s name was changed from Century Communities Colorado, LLC to Century Communities, Inc., and a total of 100.0 million shares of the Company’s common stock and 50.0 million shares of preferred stock were authorized for issuance.

In May 2013, we completed a private offering and a private placement of 12.1 million shares of our common stock, through which we received net proceeds of $223.8 million.

In September 2013, we purchased substantially all the assets and certain liabilities of Jimmy Jacobs Homes L.P. (“Jimmy Jacobs”), a homebuilder with operations in the greater Austin, Texas, metropolitan area, for approximately $16 million.

In April 2014, we purchased substantially all of the assets of Las Vegas Land Holdings, LLC (“LVLH”), a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million.

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022 (the “Initial Notes”) in reliance on Rule 144A and Regulation S under the Securities Act, where we received net proceeds of approximately $193.3 million. The Initial Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount.

In June 2014, we completed our initial public offering of 4,480,000 shares of our common stock, of which 480,000 shares were issued by non-management and non-affiliate selling stockholders, at a public offering price of $23.00 per share, where we received net proceeds of approximately $81.6 million.

In August 2014, we acquired substantially all the assets and operations of Grand View Builders (“Grand View”) in Houston, Texas for a purchase price of approximately $13 million and earnout payments based on performance over the next two years.

In November 2014, we acquired substantially all the assets and operations of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (“Peachtree”) in Atlanta, Georgia for a purchase price of approximately $57 million.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and variable interest entities (VIE’s) for which the Company is deemed the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

All numbers related to lots and communities disclosed in the notes to the consolidated financial statements are unaudited.

Reclassifications

Certain prior period amounts have been reclassified to conform to our current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consist of amounts to be received by the Company from the title company for homes closed, which are typically received within a few business days of home close, and contract receivables related to certain contracts in our Central Texas and Houston operating segments accounted for under the percentage-of-completion method.

We periodically review the collectability of our accounts receivables, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible.  As of December 31, 2014 and 2013, no allowance was recorded related to accounts receivable.

Inventories and Cost of Sales

We capitalize pre-acquisition, land, development, and other allocated costs, including interest, during development and home construction.

Land, development, and other common costs are allocated to inventory using the relative-sales-value method; however, as lots within a project typically have comparable market values, we generally allocate land, development, and common costs equally to each lot within the project.  Home construction costs are recorded using the specific-identification method.  Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development, and related common costs, both incurred and estimated to be incurred.  Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining homes in the community.

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of sales are recorded for the amount that is estimated will ultimately be paid related to completed homes.

Inventories are carried at cost unless events and circumstances indicate that the carrying value may not be recoverable.  We review for indicators of impairment at the lowest level of identifiable cash flows, which we have determined as the community level.

Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, decreases in actual or trending gross margins or sales absorption rates, significant unforeseen cost in excess of budget, and actual or projected cash flow losses.

If an indicator of impairment is identified, we estimate the recoverability of the community by comparing the estimated future cash flows on an undiscounted basis to its carrying value.  If the undiscounted cash flows are more than the carrying value, the community is recoverable and no impairment is recorded.  If the undiscounted cash flows are less than the community’s carrying value, the community is deemed impaired and is written down to fair value.  We generally estimate the fair value of the community through a discounted cash flow approach.

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the years ended December 31, 2014 and 2013, no inventory impairments were recorded.

Home Sales and Profit Recognition

Revenues from home sales are recorded and a profit is recognized when the respective units are closed, title has passed, the homeowner’s initial and continuing investment is adequate, and other attributes of ownership have been transferred to the homeowner.  Sales incentives are recorded as a reduction of revenues when the respective unit is closed.  When it is determined that the earnings process is not complete, the sale and the related profit are deferred for recognition in future periods.

We also serve as the general contractor for custom homes in our Central Texas and Houston operating segments, where the customer and not the Company owns the underlying land (“Build on Your Own Lot Contracts”).  Accordingly, we recognize revenue for the Build on Your Own Lot Contracts, which are primarily cost plus contracts, on the percentage-of-completion method where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  As the Company makes such estimates, judgments are required to evaluate potential variances in the cost of materials and labor and productivity.  During the years ended December 31, 2014 and 2013, we recognized revenue of $22.0 million and $11.0 million and incurred costs of $17.4 million and $8.8 million associated with Build on Your Own Lot Contracts, which are presented in home sales revenues and cost of home sales revenues on the consolidated statement of operations, respectively.  As of December 31, 2014 and 2013, we had $2.0 million and $1.2 million in contract receivables and $68 thousand and $1.2 million in billings in excess of collections related to the Build on Your Own Lot Contracts, which are presented on the consolidated balance sheet in accounts receivable and accrued expenses and other liabilities, respectively.

Performance Deposits

The Company is occasionally required to make a land, bond, and utility deposit as each new development is started.  These amounts are refundable once the development is functioning and as each home is sold.  Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheet.

Lot Option and Escrow Deposits

The Company has entered into lot option purchase agreements with unrelated parties to acquire lots for the construction of homes.  Under these agreements, the Company has paid deposits, which in many cases are non-refundable, in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms.  Lot option and escrow deposits are included in prepaid expenses and other assets on the consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset.

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Years
Buildings and improvements	3 – 39 years
Leasehold improvements	3 – 10 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	2 – 7 years
Model furnishings	2 – 5 years
Computer hardware and software	1 – 5 years

Amortizable Intangible Assets

Amortizable intangible assets consist of the estimated fair value of home construction contracts, trade names, non-compete agreements, cell phone tower leases, and home plans that were acquired upon closing of the acquisition of Jimmy Jacobs, LVLH, Grand View, and Peachtree.  The acquisitions were accounted for as business combinations as defined in Accounting Standards Codification (ASC) 805, Business Combinations.  A high degree of judgment is made by management on variables, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets.  The identified intangible assets are amortized over their respective estimated useful life.  Trade names, non-compete agreements, and other intangibles assets are amortized to selling, general and administrative expenses in the consolidated statement of operations.  Intangible assets for cell phone tower leases, and home construction contracts are amortized to other income and cost of home sales, respectively, as income on the related contracts are earned.

The estimated lives for each major amortizable classification of intangible assets are as follows:

Years
Trade names	2 – 5 years
Home construction contracts	1 – 2 years
Non-compete agreements	2 – 5 years
Cell phone tower leases	5 – 20 years
Home plans	7 years

Warranties

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheet, are based upon historical experience rates.  We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal lag development model that incorporates historical payment trends and adjust the amounts recorded if necessary.  Changes in our warranty accrual for the years ended December 31, 2014 and 2013 are detailed in the table below (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$1,150	$679
Warranty reserves assumed in business combinations	591	—
Warranty expense provisions	1,665	1,112
Payments	(1,030)	(641)
Warranty adjustments	(182)	—
Ending balance	$2,194	$1,150

Earnest Money Deposits

The Company collects earnest deposits at the time a home buyer’s contract is accepted.  Earnest money deposits held on homes under contract as of December 31, 2014 and 2013, totaled $6.7 million and $3.3 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation—Stock Compensation.    ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest.

Prior to our initial public offering in June 2014, our common stock was not actively traded in a liquid primary market, and accordingly, the determination of the fair value of our restricted stock awards required significant judgment by management.  As such, we first consider transactions in our common stock by qualified institutional buyers subsequent to our private placement in the secondary market.  We also considered various factors to determine whether the closing price of our common stock in the secondary market is an accurate representation of the fair value of the restricted stock awards.  These considerations include, but were not limited to, the timing of transactions in the secondary market and the elapsed time from the relevant grant date (if any), the volume of transactions in the market, and the level of information available to the investors.  To the extent we believed that the closing price of our common stock in the secondary market was not an accurate representation of the fair value of the restricted stock award, we also considered observable trends in the stock prices of our publicly traded peers since our private placement, as well as internal valuations based on recent forecasts in determining the grant date fair value of the award.

Subsequent to our initial public offering, we value our restricted stock awards equal to the closing price of our common stock on the New York Stock Exchange on the date of grant.

Income Taxes

Prior to our conversion from a limited liability company to a corporation on April 30, 2013, the Company was not directly subject to income taxes under the provisions of the Internal Revenue Code and applicable state laws, and taxable income or loss was reported to the individual members for inclusion in their respective tax returns.  Accordingly, prior to April 30, 2013, no provision for federal and state income taxes has been included in the consolidated statement of operations.

Subsequent to our conversion to a corporation, we account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities.  Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. As of December 31, 2014 and 2013, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority.  The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statement of operations.  As of December 31, 2014 and 2013, we had no reserves for uncertain tax positions.

Goodwill

We evaluate goodwill for possible impairment in accordance with ASC Topic 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to the third step where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in the third step.

As of December 31, 2014 and 2013, we determined our goodwill was not impaired.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 850, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable net assets as goodwill.

Variable Interest Entities

The Company reviews land option contracts where we have a non-refundable deposit to determine whether the corresponding land sellers are variable interest entities (VIE) and, if so, whether we are the primary beneficiary

In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities that most significantly impact the economic performance of the VIE.  In making this determination, we consider whether we have the power to direct certain activities, including, but not limited to, determining or limiting the scope or purpose of the VIE, the ability to sell or transfer property owned or controlled by the VIE, or arranging financing for the VIE. We are not the primarily beneficiary of any VIE as of December 31, 2014 and 2013.

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

2. Reporting Segments

We have identified our Atlanta, Central Texas, Colorado, Houston, and Nevada divisions as reportable operating segments.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  In addition, our Corporate operations include certain assets and income produced from residential rental property in Colorado.

The following tables summarize total revenue and pretax income by operating segment (in thousands):

	Year Ended December 31,
	2014	2013
Atlanta	$36,726	$—
Central Texas	55,845	21,136
Colorado	181,609	149,997
Houston	17,458	—
Nevada	70,754	—
Total revenue	$362,392	$171,133

Atlanta	$899	$—
Central Texas	5,053	299
Colorado	29,924	26,117
Houston	(759)	—
Nevada	8,588	—
Corporate	(12,746)	(8,343)
Total income before taxes	$30,959	$18,073

The following table summarizes total assets by operating segment (in thousands):

	As of December 31,
	2014	2013
Atlanta	$75,434	$—
Central Texas	85,083	27,386
Colorado	280,361	167,948
Houston	28,875	—
Nevada	168,401	—
Corporate	37,825	117,305
Total assets	$675,979	$312,639

Corporate assets include cash and cash equivalents, prepaid insurance, and certain property and equipment.

3. Business Combination

Business combinations during the year ended December 31, 2014

Acquisition of LVLH

On April 1, 2014, we purchased substantially all of the assets and operations of LVLH, a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities in the greater Las Vegas, Nevada metropolitan area. The 1,761 lots included 57 homes in backlog, 17 model homes and three custom lots. In addition, we acquired two fully operational golf courses and two one-acre commercial plots.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.8 million in acquisition-related costs, which are included in other income (expense) on the consolidated statement of operations.

The following table summarizes the amounts recognized as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$347
Inventories	145,782
Prepaid expenses and other assets	1,876
Property and equipment	8,619
Amortizable intangible assets	3,042
Goodwill	11,100
Total assets	$170,766

Accounts payable	2,074
Accrued expenses and other liabilities	1,816
Notes payable and capital lease obligations	1,497
Total liabilities	$5,387

Acquired inventories consist of both acquired land and work in process inventories.  We determined the estimate of fair value for acquired land inventory with the assistance of a third party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community as well as average sales price, and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from finished lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 7% to 24% based upon the stage of production of the individual lot.

We determined the estimate of fair value for amortizable intangible assets, which includes a non-solicitation agreement, cell phone tower leases, and home plans, with the assistance of a third party valuation firm.  Our preliminary estimates of the fair value of the non-solicitation agreement, cell phone tower leases, and homes plans was $1.4 million, $1.4 million and $0.3 million, respectively, which will be amortized over 2 years, 16.6 years, and 7 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 9.1 years.

We determined that LVLH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce. Approximately $10.5 million of goodwill is expected to be deductible for tax purposes.

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2014 is $70.8 million and $8.6 million, respectively, earned from LVLH subsequent to the acquisition date.

Acquisition of Grand View

On August 12, 2014, we purchased substantially all of the assets and operations of Grand View in Houston, Texas for a purchase price of approximately $13 million and annual earnout payments based on a percentage of adjusted pre-tax income over the next two years.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.1 million in acquisition-related costs, which are included in other income (expense) on the consolidated statement of operations.

The following table summarizes the amounts recognized as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$188
Inventories	12,356
Prepaid expenses and other assets	295
Property and equipment	185
Amortizable intangible assets	2,276
Goodwill	1,067
Total assets	$16,367

Accrued expenses and other liabilities (inclusive of earnout liability)	3,511
Total liabilities	$3,511

Acquired inventories consist of both acquired land, work in process and model inventories.  We determined the preliminary estimate of fair value for acquired inventories on a lot by lot basis primarily using a forecasted cash flow approach for the development, marketing, and sale of each lot acquired. Significant assumptions included in our estimate include future construction and overhead costs, sales price, and absorption rates.  We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from finished lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 18% based upon the stage of production of the individual lot.

We determined the preliminary estimate of fair value for amortizable intangible assets, which includes a non-compete agreement, trade names, home plans, and backlog associated with certain custom home contracts, with the assistance of a third party valuation firm.  Our preliminary estimate of the fair value of the non-compete agreement, trade names, home plans and backlog were $0.5 million, $1.5 million, $0.1 million, and $0.2 million respectively, which will be amortized over 4 years, 2.7 years, 7 years, and 1.5 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 3.1 years.

The fair value of the earnout on the acquisition date of $2.6 million was determined with the assistance of a third party valuation firm based on probability weighting scenarios and discounting the potential payments which are based on pre-tax income and range from $0 to a maximum of $5.3 million.  The maximum earnout amount is subject to downward reductions of up to $1.5 million based on the number of future lots acquired over the next two years in our Houston operating segment.  The earnout liability is included in accrued expenses and other liabilities on the consolidated balance sheet.

We determined that Grand View’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce.  Approximately $3.7 million of goodwill is expected to be deductible for tax purposes.

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2014 is $17.5 million and ($0.8) million, respectively, resulting from Grand View subsequent to the acquisition date.

We have completed our estimates of the fair value of the acquired assets and assumed liabilities, except for the final determination of the value of certain intangible assets.

Acquisition of Peachtree

On November 13, 2014, we acquired substantially all the assets and operations of Peachtree, a leading homebuilder in Atlanta, Georgia for approximately $57 million in cash. The acquired assets include land, homes under construction, model homes and lot option contacts in 36 communities in the greater Atlanta area. As a result of this transaction, we now own or control 2,120 lots in the greater Atlanta market. As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.5 million in acquisition-related costs, which are included in other income (expense) on the consolidated statement of operations.

The following table summarizes our estimates of the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$11
Inventories	48,082
Prepaid expenses and other assets	762
Property and equipment	54
Amortizable intangible assets	3,360
Goodwill	8,493
Total assets	$60,762

Accounts payable	3,304
Accrued expenses and other liabilities	3,108
Total liabilities	$6,412

Acquired inventories primarily consist of work in process homebuilding inventory in various stages of construction and do not include significant amounts of land held for future development.  Accordingly, we estimated the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from finished lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 18% based upon the stage of production of the individual lot.  Due to the preliminary nature of these estimates combined with uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Intangible assets consist of a non-compete agreement with the former owner of Peachtree, and acquired home plans.  The non-compete agreement was valued using a with and with-out approach which estimates the impact on future cash flows with and with-out the non-compete agreement. The difference between the projected cash flows is then discounted in order to estimate the fair value of the agreement. We estimated a fair value of $3.2 million for the non-compete agreement.  Acquired home plans were valued using a replacement cost approach, which resulted in an estimated fair value of $0.2 million.  The non-compete agreement and home plans will be amortized over 5 and 7 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 5.1 years.

We determined that Peachtree’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce.  Approximately $17.1 million of goodwill is expected to be deductible for tax purposes.

We have completed our estimate of the fair value of the assets acquired and liabilities assumed, except for the value, if any, of certain in place contracts. Accordingly, the final determinations of the values may result in adjustments to the amounts presented above and a corresponding adjustment to goodwill.

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2014 is $36.8 million and $0.9 million, respectively, resulting from Peachtree subsequent to the acquisition date.

Business combinations during the year ended December 31, 2013

Acquisition of Jimmy Jacobs

On September 12, 2013, we acquired real property and certain in-place contracts, and assumed certain liabilities, of Jimmy Jacobs, a homebuilder with operations in the greater Austin, Texas, metropolitan area, for cash consideration of $16 million.  The assets acquired in the Jimmy Jacobs acquisition were primarily real property, including 50 land lots available for construction of single-family homes and 95 single-family residences and home construction contracts in various stages of construction.  We also acquired in-place contracts for the sale of homes currently under construction, a purchase commitment to acquire 116 additional land lots from the seller upon the seller meeting certain development milestones, and certain other assets, including office-related personal property and intangible assets, including trade names and non-competition agreements.  In total, as a result of the Jimmy Jacobs acquisition, we obtained control of 166 lots and 95 homes under construction and home construction contracts in the greater Austin, Texas, metropolitan area.  As the acquired set of assets and processes has the ability to create outputs, in the form of revenue from the sale of single-family residences, we concluded that the acquisition represented a business combination.  We incurred $0.3 million in acquisition-related costs during the year ended December 31, 2013, which are included in other income (expense) on the consolidated statement of operations.

The following table summarizes the amounts recognized as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$143
Inventories	12,411
Prepaid expenses and other assets	679
Property and equipment	1,500
Amortizable intangible assets	2,428
Goodwill	479
Total assets	$17,640

Accounts payable	878
Accrued expenses and other liabilities	1,054
Total liabilities	$1,932

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2013 is $21.1 million and $0.3 million, respectively, earned from Jimmy Jacobs subsequent to the acquisition date.

4. Inventory

Inventory included the following (in thousands):

	As of December 31,
	2014	2013
Vertical costs of homes under construction	$250,104	$89,202
Land and land development	294,917	92,050
Capitalized interest	11,302	2,820
	$556,323	$184,072

5. Amortizable Intangible Assets

Amortizable intangible assets included the following (in thousands):

	As of December 31,
	2014	2013
Trade names	$2,972	$1,185
Home construction contracts	878	719
Non-compete agreements	5,084	298
Cell phone tower leases	1,408
Home plans	764	226
Gross intangible assets	11,106	2,428
Accumulated amortization	(2,474)	(551)
Intangible assets, net	$8,632	$1,877

As of December 31, 2014, expected amortization expense for amortizable intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2015	$2,719
2016	1,886
2017	1,285
2018	1,026
2019	773
Thereafter	943
$8,632

6. Property and Equipment

Property and equipment included the following (in thousands):

	As of December 31,
	2014	2013
Land	3,362	347
Buildings and improvements	6,120	1,410
Leasehold improvements	568	186
Machinery and equipment	536	56
Furniture and fixtures	397	273
Model furnishings	2,249	1,776
Computer hardware and software	1,441	514
	14,673	4,562
Less accumulated depreciation and amortization	(2,202)	(1,202)
Total property and equipment, net	$12,471	$3,360

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	As of December 31,
	2014	2013
Prepaid insurance	$8,481	$1,203
Lot option and escrow deposits	4,716	3,218
Performance deposits	5,365	2,522
Deferred financing costs, net	6,378	—
Restricted Cash	518	—
Other	3,338	1,472
Total prepaid expenses and other assets	$28,796	$8,415

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	As of December 31,
	2014	2013
Earnest money deposits	$6,703	$3,327
Warranty reserves	2,194	1,150
Accrued compensation costs	6,632	5,511
Land development and home construction accruals	34,994	12,286
Accrued interest	1,935	9
Income taxes payable	217	4,731
Billings in excess of collections	68	1,199
Real estate taxes payable	3,875	1,400
Earnout liability	2,426	—
Other	4,985	745
Total accrued expenses and other liabilities	$64,029	$30,358

9. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
6.875% senior notes	$198,605	$—
Revolving line of credit	20,000	—
Land development notes	5,737	1,500
Insurance premium notes	5,135	—
Capital lease obligations	133	—
Revolving loan agreement	—	—
Total	$229,610	$1,500

6.875% senior notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (“Initial Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds of approximately $193.3 million. The senior notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount.  The senior notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The senior notes contain certain restrictions on issuing future secured debt and other transactions but do not contain financials covenants. The principal balance is due May 2022, with interest only payments due semi-annually in November and May.

Revolving line of credit

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides us with a revolving line of credit of up to $120 million (the “Revolving Credit Facility”). Unless terminated earlier, the Revolving Credit Facility will mature on October 21, 2017, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. We may request a 12-month extension of the maturity date subject to the approval of the lenders and the Administrative Agent.

Under the terms of the Credit Agreement, we are entitled to request an increase in the size of the Revolving Credit Facility by an amount not exceeding $80 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries.

Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to the LIBOR plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to the our tangible net worth.

As of December 31, 2014, we had $20 million outstanding on the Credit Agreement.

Other financing obligations

The Company has four land development notes with maturity dates ranging from March 2015 to April 2016 with interest only payments ranging from 0.5% to 5.0% and four insurance premium notes with maturity dates ranging from October 2015 to November 2015, with monthly interest and principal payments at 2.65% and 3.89%. The Company also has various equipment leases with maturities ranging from 2 to 4 years.

On October 18, 2013, we entered into a three-year revolving loan agreement with a maximum borrowing capacity of $100.0 million.  Borrowings on the revolving loan agreement accrued interest at a daily rate of LIBOR plus 2.50%.  In connection with our acquisition of LVLH on April 1, 2014, we drew $99.0 million on the revolving loan agreement.  The outstanding balance was subsequently repaid during the second quarter of 2014 and the revolving loan agreement was terminated on July 1, 2014.

Aggregate annual maturities of long-term debt as of December 31 2014 are as follows (in thousands):

2015	$9,505
2016	1,500
2017	20,000
2018	—
2019	—
Thereafter	200,000
Total	231,005
Less: Discount on 6.875% senior notes	(1,395)
Carrying amount	$229,610

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2014 and 2013, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of machinery related to our golf course operations.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Interest capitalized beginning of period	$2,820	$3,243
Interest capitalized during period	10,848	1,098
Less: capitalized interest in cost of sales	(2,366)	(1,521)
Interest capitalized end of period	$11,302	$2,820

11. Income Taxes

On April 30, 2013, the Company reorganized from a limited liability company into a Delaware corporation, and accordingly, we are subject to federal and state income taxes.  On the date of conversion, we recorded a net deferred tax liability of $0.6 million on our consolidated balance sheet, the effect of which was recorded as an income tax expense on our consolidated statement of operations.

Our income tax expense for the years ended December 31, 2014 and 2013 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2014	2013
Current
Federal	$11,860	$4,168
State and local	1,131	562
Total current	12,991	4,730
Deferred
Federal	(1,923)	840
State and local	(131)	72
Total deferred	(2,054)	912
Income tax expense	$10,937	$5,642

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2014	2013
Statutory income tax expense	$10,836	$4,897
State income tax expense, net of federal income tax expense	643	382
Section 199 deduction	(612)	(421)
Other permanent items	70	157
Conversion to corporation	—	627
Income tax expense	$10,937	$5,642

Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences.  Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period.  ASC 740 requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax asset will be utilized.  As a result of this analysis, the Company has not recorded a valuation allowance against its deferred tax assets.  The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with the accounting standard.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets
Warranty reserves	$810		$437
Accrued expenses	—		736
Amortizable intangible assets	3,694		143
Stock based compensation	626		257
Deferred tax asset	5,130		1,573

Deferred tax liabilities
Prepaid expenses	229		457
Property and equipment	264		511
Accrued expenses	540		—
Inventories, additional costs capitalized for GAAP	2,738		1,517
Deferred tax liability	3,771	—	2,485
Net deferred tax asset (liability)	$1,359		$(912)

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit.  During the year, the Company did not record a reserve for uncertain tax positions.  The tax years ended December 31, 2014 and 2013, are open and subject to audit by the Internal Revenue Service and the states of Colorado, Georgia, Nevada, and Texas.

12. Fair Value Disclosures

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date.

Level 3 – Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		December 31, 2014,		December 31, 2013,
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
6.875% senior notes(1)	Level 2	$198,605	$203,013	$—	$—
Revolving line of credit(3)	Level 2	$20,000	$20,000	$—	$—
Land development notes(1)	Level 2	$5,737	$5,724	$1,500	$1,490
Insurance premium notes(3)	Level 2	$5,135	$5,135	$—	$—
Capital lease obligations(3)	Level 2	$133	$133	$—	$—
Earnout liability(2)	Level 3	$2,426	$2,426	$—	$—

(1) Estimated fair values of the senior and land development notes payable at December 31, 2014 and 2013 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

(2) Recognized in connection with the acquisition of Grand View on August 12, 2014. A Monte Carlo model was used to value the earnout by simulating earnings, applying the terms of the earnout in each simulated path, determining the average payment in each year across all of the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model included a range of forecasted revenue and gross margin scenarios which increased and decreased by 10.1% from our base case and discount rates ranging from 5.1% to 6.3%.

(3) Carrying amount approximates fair value due to the short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value.  Nonfinancial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

13. Operating Leases

The Company maintains noncancellable operating leases for office space.  The Company recognizes expense on a straight-line basis over the life of each lease.  Rent expense for the years ended December 31, 2014 and 2013, was $0.5 million and $0.3 million, respectively, included in selling, general, and administrative on the consolidated statement of operations.

Future minimum lease payments as of December 31, 2014 (in thousands):

2015	$844
2016	695
2017	583
2018	409
2019	173
Thereafter	363
$3,067

14. Postretirement Plan

The Company has a 401(k) plan covering substantially all employees.  The Company makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation.  Contributions to the plan during the years ended December 31, 2014 and 2013 were $0.1 million and $0.1 million, respectively.

15. Stock-Based Compensation

The Company’s authorized capital stock consists of 100.0 million shares of common stock, $0.01 par value per share and 50.0 million shares of preferred stock, $0.01 par value.  As of December 31, 2014 and 2013, there were 20.5 million and 17.1 million shares of common stock issued and outstanding, exclusive of the restricted common stock issued, respectively. The Company has also reserved a total of 1.8 million shares of common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards.

The following summarizes restricted stock award activity for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	182,774	$19.57	—	$—
Granted	250,380	21.34	182,998	19.56
Vested	(60,609)	19.58	—	—
Forfeited	(6,677)	19.59	(224)	16.94
Outstanding, end of year	365,868	$20.78	182,774	$19.57

As of December 31, 2014, 0.4 million shares of restricted stock were unvested and $5.9 million of unrecognized compensation costs is expected to be recognized over a weighted average period of 2.1 years.

During the years ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of $2.2 million and $0.7 million, respectively, which is included in selling, general, and administrative on the consolidated statements of operations.

16. Earnings Per Share

We use the two-class method of calculating earnings per share (EPS) as our non-vested restricted stock awards have non-forfeitable rights to dividends, and accordingly represent a participating security.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

For the year ended December 31, 2013, weighted average shares outstanding includes the 5.0 million shares that were issued to our outstanding membership interests upon conversion of the Company from a limited liability company to a Delaware corporation at the beginning of the year.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014 and 2013 (in thousands, except share and per share information):

	Year Ended December 31,
	2014	2013
Numerator
Net income	$20,022	$12,431
Less: Net income attributable to the non-controlling interest	—	(52)
Less: Undistributed earnings allocated to participating securities	(296)	(104)
Numerator for basic and diluted EPS	$19,726	$12,275
Denominator
Basic and diluted earnings per share—weighted average shares	19,226,504	12,873,562
Basic and diluted EPS	$1.03	$0.95

17. Related-Party Transactions

Prior to our May 2013 private placement, the Company transacted with entities that were controlled by the same individuals who control the Company and are Co-CEOs of the Company.  Transactions between entities under common control for land inventory are recorded at the carrying basis of the related party.

In 2013, prior to the private placement, the members contributed their membership interests in Waterside at Highland Park, LLC to the Company for $3.7 million, which represented the carrying basis of the transferring entity on the date of transfer.  The contribution is reflected in our consolidated statement of equity.

In 2013, prior to the private placement, the Company purchased 92 unfinished lots and 82 finished lots for $4.8 million from a related party under common control.  The lots had a carrying basis to the related party of $1.0 million.  The difference of $3.8 million is reflected as a distribution on our consolidated statement of stockholder’s equity and members’ capital.  In 2013 in connection with the private placement, the Company purchased 699 unfinished lots and 335 finished lots for $34.0 million, from a related party that was not under common control.  These lots were originally purchased by the related party between 2005 and 2012 for approximately $9.8 million.  As the purchase was from an entity that was not under common control, we recorded the land at the purchase price, which was determined by management based on valuations obtained from third parties.

During the years ended December 31, 2014 and 2013, we delivered homes for which the land was originally purchased from entities under common control.  Recording the lots at the carrying basis of the entities under common control as opposed to the purchase price benefitted gross margins by $2.1 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, lots with a carrying basis, before development costs, of $1.5 million, and $2.1 million, respectively, which were purchased from entities under common control, were included in inventories on our consolidated balance sheet.

The Company previously guaranteed the repayment of a loan of Regency, a related party through common ownership.  Regency is a real estate developer of multi-family apartment complexes.  The loan had a maximum principal balance of $22.2 million, with an original maturity of November 30, 2013.  The loan was secured by certain deeds of trust of land and improvements under development owned by Regency at Ridgegate, LLC.  The loan was repaid in full and the guaranty was cancelled during the third quarter of 2013.

During the year ended December 31, 2013, the Company paid management fees of $0.2 million, which are included in selling, general and administrative on the consolidated statement of operations.  The management agreement was terminated during the second quarter of 2013.

18. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2014 and 2013, we had $34.0 million and $3.0 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

19. Pro forma Financial Information (Unaudited)

Unaudited pro forma revenue and income before tax expense for the year ended December 31, 2014 and 2013, gives effect to including the results of acquisitions of Jimmy Jacobs, LVLH, Grand View, and Peachtree as if the acquisition had occurred as of January 1, 2014 and 2013, respectively.  Unaudited pro forma income before tax expense adjusts the operating results of Jimmy Jacobs, LVLH, Grand View, and Peachtree to reflect the additional costs that would have been recorded assuming the fair value adjustments required for purchase accounting had been applied as of the beginning of the period presented.

Pro forma basic and diluted net income per share for the year ended December 31, 2013 gives effect to the conversion of the Company’s members’ equity into common stock as though the conversion had occurred as of the beginning of 2013. In addition, the pro forma amounts give effect to reflect income tax adjustments as if the Company were a taxable entity as of the beginning of 2013. The pro forma income tax adjustment reflects that the Company would have filed a consolidated tax return as a corporation reflecting a consolidated net income for the periods presented (in thousands, except share and per share information):

	Year Ended December 31,
	2014	2013
Pro forma revenue	$599,362	$455,605
Pro forma income before taxes	49,148	31,710
Pro forma tax expense	17,202	11,099
Pro forma net income	31,946	20,611
Less: Net income attributable to the non-controlling interest	—	(52)
Less: Pro forma undistributed earnings allocated to participating securities	(473)	(173)
Numerator for basic and diluted pro forma EPS	$31,473	$20,386
Pro forma weighted average shares	19,226,504	12,873,562
Pro forma basic and diluted EPS	$1.64	$1.58

20. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2014
Home sales revenues	$49,671	$77,328	$90,735	$134,089
Gross margin from home sales revenues	$12,397	$19,131	$19,839	$24,070
Income before tax expense	$5,196	$8,049	$6,697	$11,017
Net income	$3,368	$5,338	$4,127	$7,189
Basic and diluted earnings per share	$0.20	$0.30	$0.19	$0.34

2013
Home sales revenues	$24,717	$41,291	$41,494	$63,631
Gross margin from home sales revenues	$6,218	$10,654	$9,546	$15,064
Income before tax expense	$3,027	$6,526	$3,784	$4,736
Net income	$2,976	$3,915	$2,438	$3,050
Basic and diluted earnings per share	$0.60	$0.32	$0.14	$0.18

21. Supplemental Guarantor Information

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022. The senior notes are unsecured senior obligations of the Company, which are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by certain of our subsidiaries (collectively, the “Subsidiary Guarantors”), which are wholly owned subsidiaries of the Company.

The Indenture governing the senior notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the Indenture), which sale, transfer, exchange or other disposition does not constitute an “Asset Sale” (as defined in the Indenture) or is made in compliance with applicable provisions of the Indenture; (2) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the assets of such Guarantor, which sale, transfer, exchange or other disposition does not constitute an Asset Sale or is made in compliance with applicable provisions of the Indenture; provided, that after such sale, transfer, exchange or other disposition, such Guarantor is an “Immaterial Subsidiary” (as defined in the Indenture); (3) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; provided that if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture; (4) upon the designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the Indenture), in accordance with the Indenture; (5) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture, upon such exercise or discharge; or (6) in connection with the dissolution of such Guarantor under applicable law in accordance with the Indenture.

As the guarantees were made in connection with the May 2014 private offering of notes, the Subsidiary Guarantors’ condensed financial information is presented as if the guarantees existed during the period presented. If any subsidiaries are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Subsidiary Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidating Balance Sheet
	As of December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,710	$10,752	$—	$—	$33,462
Accounts receivable	1,202	12,597	—	—	13,799
Investment in subsidiaries	558,177	—	—	(558,177)	—
Inventories	—	556,323	—	—	556,323
Prepaid expenses and other assets	7,286	21,510	—	—	28,796
Property and equipment, net	641	11,830	—	—	12,471
Deferred tax asset, net	1,359	—	—	—	1,359
Amortizable intangible assets, net	—	8,632	—	—	8,632
Goodwill	—	21,137	—	—	21,137
Total Assets	591,375	642,781	—	(558,177)	675,979
Liabilities and stockholders’ equity
Liabilities
Accounts payable	$70	$17,065	$—	$—	$17,135
Accrued expenses and other liabilities	7,495	56,534	—	—	64,029
Note payable and revolving line agreement	218,605	11,005	—	—	229,610
Total liabilities	226,170	84,604	—	—	310,774
Stockholders’ equity	365,205	558,177	—	(558,177)	365,205
Total liabilities and stockholders’ equity	591,375	642,781	—	(558,177)	675,979

	Supplemental Condensed Consolidating Balance Sheet
	As of December 31, 2013 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$106,614	$3,384	$—	$—	$109,998
Accounts receivable	—	4,438	—	—	4,438
Investment in and advances to subsidiaries	169,962	—	—	(169,962)	—
Inventories	—	184,072	—	—	184,072
Prepaid expenses and other assets	547	7,868	—	—	8,415
Property and equipment, net	—	3,360	—	—	3,360
Amortizable intangible assets, net	—	1,877	—	—	1,877
Goodwill	—	479	—	—	479
Total Assets	$277,123	205,478	—	(169,962)	312,639
Liabilities and stockholders’ equity
Liabilities
Accounts payable	$—	$8,313	$—	$—	$8,313
Accrued expenses and other liabilities	4,655	25,703	—	—	30,358
Deferred tax liability, net	912	—	—	—	912
Note payable and revolving line agreement	—	1,500	—		1,500
Total liabilities	5,567	35,516	—	—	41,083
Stockholders’ equity	271,556	169,962	—	(169,962)	271,556
Total liabilities and stockholders’ equity	$277,123	205,478	—	(169,962)	312,639

	Supplemental Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$351,823	$—	$—	$351,823
Land sales revenues	—	4,800	—	—	4,800
Golf course and other revenue	—	5,769	—	—	5,769
Total revenue	—	362,392	—	—	362,392
Costs and expenses
Cost of homes sales revenues	—	276,386	—	—	276,386
Cost of land sales revenues	—	1,808	—	—	1,808
Cost of golf course and other revenue	—	6,301	—	—	6,301
Selling, general and administrative	12,185	34,610	—	—	46,795
Total operating costs and expenses	12,185	319,105	—	—	331,290
Operating income	(12,185)	43,287	—	—	31,102
Other income (expense)
Equity in earnings from consolidated subsidiaries	28,729	—	—	(28,729)	—
Interest income	359	3	—	—	362
Interest expense	—	(26)	—	—	(26)
Acquisition expense	(1,414)	—	—	—	(1,414)
Other income	—	736	—	—	736
Gain on disposition of assets	—	199	—	—	199
Income before tax expense	15,489	44,199	—	(28,729)	30,959
Income tax expense	(4,533)	15,470	—	—	10,937
Deferred taxes on conversion to a corporation	—	—	—	—	—
Consolidated net income of Century Communities, Inc.	20,022	28,729	—	(28,729)	20,022
Net income attributable to the non-controlling interests	—	—	—	—	—
Net income attributable to common stockholders	$20,022	$28,729	$—	$(28,729)	$20,022

	Supplemental Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2013 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$170,565	$568	$—	$171,133
Land sales revenues	—	—	—	—	—
Golf course and other revenue	—	—	—	—	—
Total revenue	—	170,565	568	—	171,133
Cost of home sale revenues
Cost of homes sales revenues	—	129,253	398	—	129,651
Cost of land sales revenues	—	—	—	—	—
Cost of golf course and other revenue	—	—	—	—	—
Selling, general and administrative	8,571	14,933	118	—	23,622
Total operating costs and expenses	8,571	144,186	516	—	153,273
Operating income	(8,571)	26,379	52	—	17,860
Other income (expense)
Equity in earnings from consolidated subsidiaries	19,600	—	—	(19,600)	—
Interest income	228	—	—	—	228
Interest expense	—	—	—	—	—
Acquisition expense	(533)	—	—	—	(533)
Other income	—	507	—	—	507
Gain on disposition of assets	—	11	—	—	11
Income before tax expense	10,724	26,897	52	(19,600)	18,073
Income tax expense	(2,334)	7,349	—	—	5,015
Deferred taxes on conversion to a corporation	627	—	—	—	627
Consolidated net income of Century Communities, Inc.	12,431	19,548	52	(19,600)	12,431
Net income attributable to the non-controlling interests	52	—	—	—	52
Income attributable to common stockholders	$12,379	$19,548	$52	$(19,600)	$12,379

	Supplemental Condensed Consolidating Statement of Cash Flow
	For the Year Ended December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash used in operating activities	$(7,783)	$(121,888)	$—	$—	$(129,671)
Net cash used in investing activities	$(359,291)	$(233,001)	$—	$358,580	$(233,712)
Financing activities					—
Borrowings under revolving credit facilities	$119,000	$—	$—	$—	$119,000
Payments on revolving credit facilities	(99,000)	—	—	—	(99,000)
Proceeds from issuance of senior notes	198,478	—	—	—	198,478
Proceeds from issuance of insurance premium notes	—	6,760			6,760
Principal payments	—	(3,083)	—	—	(3,083)
Debt issuance costs	(6,783)	—	—	—	(6,783)
Net proceeds from issuances of common stock	81,564	—	—	—	81,564
Repurchases of common stock	(9,746)	—	—	—	(9,746)
Excess tax benefit on stock-based compensation	43	—	—	—	43
Payments from (and advances to) parent/subsidiary	—	358,580	—	(358,580)	—
Other financing activity	(386)	—			(386)
Net cash provided by financing activities	$283,170	$362,257	$—	$(358,580)	$286,847
Net increase (decrease) in cash and cash equivalents	$(83,904)	$7,368	$—	$—	$(76,536)
Cash and cash equivalents
Beginning of period	$106,614	$3,384	$—	$—	$109,998
End of period	$22,710	$10,752	$—	$—	$33,462

	Supplemental Condensed Consolidating Statement of Cash Flow
	For the Year Ended December 31, 2013 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(976)	$(69,865)	$3,343	$—	$(67,498)
Net cash used in investing activities	$(96,663)	$(16,258)	$—	$96,663	$(16,258)
Financing activities
Borrowings under revolving credit facilities	$26,671	$—	$—	$—	$26,671
Payments on revolving credit facilities	(47,044)	—	—	—	(47,044)
Proceeds from issuance of notes payable	—	5,763	—	—	5,763
Principal payments	—	(17,096)	—	—	(17,096)
Net proceeds from issuances of common stock	223,760	—	—	—	223,760
Repurchases of common stock	—	—	—	—	—
Payments from (and advances to) parent/subsidiary	—	100,629	(3,966)	(96,663)	—
Contributions from members	1,500	—	—	—	1,500
Distributions to members	(3,830)	—	—	—	(3,830)
Distributions to non-controlling interest	(950)	—	—	—	(950)
Net cash provided by financing activities	$200,107	$89,296	$(3,966)	$(96,663)	$188,774
Net increase (decrease) in cash and cash equivalents	102,468	$3,173	$(623)	$—	$105,018
Cash and cash equivalents
Beginning of period	4,146	$211	$623	$—	$4,980
End of period	$106,614	$3,384	$—	$—	$109,998

22. Subsequent Events

On February 18, 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022, which are registered under the Securities Act (which we refer to as the “Exchange Notes”), for all of the Initial Notes, which were validly tendered and not withdrawn by the holders thereof.  The terms of the Exchange Notes are identical in all material respects to the Initial Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Notes do not apply to the Exchange Notes.