Form 10-Q
period 2015-03-31
Century Communities, Inc.
filed 2015-05-08
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 4, 2015,  21,359,165 shares of common stock, $0.01 par value per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three months ended March  31, 2015

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$26,647	$33,462
Accounts receivable	18,805	13,799
Inventories	599,747	556,323
Prepaid expenses and other assets	28,203	28,796
Property and equipment, net	13,419	12,471
Deferred tax asset, net	1,812	1,359
Amortizable intangible assets, net	7,543	8,632
Goodwill	21,994	21,137
Total assets	$718,170	$675,979
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$9,483	$17,135
Accrued expenses and other liabilities	73,753	64,029
Notes payable and revolving line of credit	262,321	229,610
Total liabilities	345,557	310,774
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,360,165 and 20,875,547 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	214	209
Additional paid-in capital	337,625	336,573
Retained earnings	34,774	28,423
Total stockholders' equity	372,613	365,205
Total liabilities and stockholders' equity	$718,170	$675,979

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Home sales revenues	$154,335	$49,671
Golf course and other revenue	2,103	—
Total revenue	156,438	49,671
Costs and expenses
Cost of home sales revenues	124,806	37,274
Cost of golf course and other revenue	1,506	—
Selling, general, and administrative	20,932	7,003
Total operating costs and expenses	147,244	44,277
Operating income	9,194	5,394
Other income (expense):
Interest income	16	69
Interest expense	(3)	—
Acquisition expense	—	(395)
Other income	317	128
Income before tax expense	9,524	5,196
Income tax expense	3,173	1,828
Net income	$6,351	$3,368
Earnings per share:
Basic and Diluted	$0.30	$0.20
Weighted average number of common shares outstanding:
Basic and Diluted	20,509,679	17,075,000

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$6,351	$3,368
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	988	483
Stock-based compensation expense	1,056	296
Deferred income tax benefit	(453)	(231)
Changes in assets and liabilities:
Accounts receivable	(5,005)	(2,969)
Inventories	(43,583)	(12,942)
Prepaid expenses and other assets	872	(1,793)
Accounts payable	(7,653)	(900)
Accrued expenses and other liabilities	9,654	(4,100)
Net cash used in operating activities	(37,773)	(18,788)
Investing activities
Purchases of property and equipment	(1,215)	(76)
Non-refundable deposit for acquisition of Las Vegas Land Holdings, LLC	—	(5,000)
Net cash used in investing activities	(1,215)	(5,076)
Financing activities
Borrowings under revolving line of credit	35,000	99,000
Principal payments on notes payable	(2,442)	—
Debt issuance costs	(385)	—
Net cash provided by financing activities	32,173	99,000
Net increase (decrease) in cash and cash equivalents	$(6,815)	$75,136
Cash and cash equivalents
Beginning of period	33,462	109,998
End of period	$26,647	$185,134
Supplemental cash flow disclosure
Cash paid for income taxes	$3,483	$3,850
Cash paid for interest, net of amounts capitalized	$3	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Basis of Presentation

Century Communities, Inc. (“we” or the “Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, and Atlanta, Georgia.  Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014,  which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on March 6, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and variable interest entities (which we refer to as “VIE’s”) for which the Company is deemed the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

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

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of extraordinary items from GAAP, but the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. Our adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 updates the analysis that a reporting entity must perform to determine whether to consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not intend to adopt ASU 2015-02 early, and the adoption thereof is not expected to have a material effect on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-0).” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted for financial statements that have not been previously issued and the guidance should be applied retrospectively to each period presented. The adoption of ASU 2015-03 will require us to adjust our current presentation of debt issuance costs related to our Senior Notes on our consolidated balance sheets  from prepaid expenses and other assets to a reduction of the related liability. We do not intend to adopt ASU 2015-03 early.

2. Reporting Segments

We have identified our Atlanta, Central Texas, Colorado, Houston, and Nevada divisions as reportable operating segments.  Corporate is a non-operating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  In addition, our Corporate operations include certain assets and income produced from residential rental property in Colorado.

The following tables summarize total revenue and income before tax expense by operating segment (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Revenue:
Atlanta	$56,640	$—
Central Texas	17,036	13,820
Colorado	55,819	35,851
Houston	10,405	—
Nevada	16,538	—
Total revenue	$156,438	$49,671

Income before tax expense:
Atlanta	$3,213	$—
Central Texas	2,161	1,237
Colorado	7,895	6,289
Houston	(415)	—
Nevada	1,817	—
Corporate	(5,147)	(2,330)
Total income before tax expense	$9,524	$5,196

The following table summarizes total assets by operating segment (in thousands):

	March 31,	December 31,
	2015	2014
Atlanta	$86,991	$75,434
Central Texas	96,383	85,083
Colorado	287,840	280,361
Houston	31,911	28,875
Nevada	184,282	168,401
Corporate	30,763	37,825
Total assets	$718,170	$675,979

Corporate assets include certain cash and cash equivalents, prepaid insurance, deferred financing costs, income tax receivables, and certain property and equipment.

3. Inventory

Inventory included the following (in thousands):

	March 31,	December 31,
	2015	2014
Homes under construction	$274,027	$250,104
Land and land development	312,120	294,917
Capitalized interest	13,600	11,302
Total inventory	$599,747	$556,323

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2015	2014
Prepaid insurance	$6,896	$8,481
Lot option and escrow deposits	5,597	4,716
Performance deposits	4,968	5,365
Deferred financing costs, net	6,077	6,378
Restricted cash	951	518
Other	3,714	3,338
Total prepaid expenses and other assets	$28,203	$28,796

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2015	2014
Earnest money deposits	$7,809	$6,703
Warranty reserves	2,527	2,194
Accrued compensation costs	3,663	6,632
Land development and home construction accruals	48,171	34,994
Accrued interest	5,203	1,935
Income taxes payable	—	217
Billings in excess of collections	221	68
Real estate taxes payable	2,051	3,875
Earnout liability	2,292	2,426
Other	1,816	4,985
Total accrued expenses and other liabilities	$73,753	$64,029

6. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Changes in our warranty accrual for the three months ended March 31, 2015 and 2014 are detailed in the table below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$2,194	$1,150
Warranty expense provisions	575	268
Payments	(242)	(188)
Ending balance	$2,527	$1,230

7. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following as of March  31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
6.875% senior notes	$198,652	$198,605
Revolving line of credit	55,000	20,000
Land development notes	5,049	5,737
Insurance premium notes	3,402	5,135
Capital lease obligations	218	133
Total notes payable and revolving line of credit	$262,321	$229,610

6.875% senior notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of 6.875% senior notes due 2022 (which we refer to as “Senior Notes”). We received net proceeds of approximately $193.3 million. The Senior Notes carry a coupon of 6.875% per annum and were issued at a price equal to 99.239% of their principal amount.  The Senior Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The Senior Notes contain certain restrictive covenants on issuing future secured debt and other transactions but do not contain financials covenants. The principal balance of the Senior Notes is due May 2022, with interest only payments due semi-annually in May and November of each year.

In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022, which are registered under the Securities Act (which we refer to as the “Exchange Notes”), for all of the initial Senior Notes.  The terms of the Exchange Notes are identical in all material respects to the initial Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the initial Senior Notes do not apply to the Exchange Notes.

Revolving line of credit

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (which we refer to as the “Credit Agreement”). The Credit Agreement provides us with a revolving line of credit of up to $120 million (which we refer to as the “Revolving Credit Facility”). Unless terminated earlier, the Revolving Credit Facility will mature on October 21, 2017, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. We may request a 12-month extension of the maturity date subject to the approval of the lenders and the Administrative Agent.

Under the terms of the Credit Agreement, we are entitled to request an increase in the size of the Revolving Credit Facility by an amount not exceeding $80 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by substantially all of our operating subsidiaries.

Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to LIBOR plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum.

At March 31, 2015, we had $55 million outstanding under the Credit Agreement, which accrued interest at 2.92%.

Other financing obligations

The Company has four land development notes with maturity dates ranging from June 2015 to April 2016, with interest only payments ranging from 0.5% to 5.0%, and four insurance premium notes with maturity dates ranging from October 2015 to November 2015, with monthly interest and principal payments ranging from 2.65% to 3.89%. The Company also has various equipment leases with maturities ranging from two to four years.

8. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2015 and 2014, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Interest capitalized beginning of period	$11,302	$2,820
Interest capitalized during period	3,919	59
Less: capitalized interest in cost of sales	(1,621)	(76)
Interest capitalized end of period	$13,600	$2,803

9. 2014 Business Combinations

Acquisition of Las Vegas Land Holdings, LLC

On April 1, 2014, we purchased substantially all of the assets and operations of Las Vegas Land Holdings, LLC (which we refer to as “LVLH”), a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities in the greater Las Vegas, Nevada metropolitan area. The 1,761 lots included 57 homes in backlog, 17 model homes and three custom lots. In addition, we acquired two fully operational golf courses and two one-acre commercial plots.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.8 million in acquisition-related costs in connection with the purchase of LVLH.

The following table summarizes the final estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$347
Inventories	145,599
Prepaid expenses and other assets	1,876
Property and equipment	8,619
Amortizable intangible assets	3,042
Goodwill	11,283
Total assets	$170,766

Accounts payable	2,074
Accrued expenses and other liabilities	1,816
Notes payable and capital lease obligations	1,497
Total liabilities	$5,387

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

We determined the estimate of fair value for amortizable intangible assets, which includes a non-solicitation agreement, cell phone tower leases, and home plans, with the assistance of a third party valuation firm.  Our estimate of the fair value of the non-solicitation agreement, cell phone tower leases, and homes plans was $1.4 million, $1.4 million and $0.3 million, respectively, which will be amortized over 2 years, 16.6 years, and 7 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 9.1 years.

We determined that LVLH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce. Approximately $10.5 million of goodwill is expected to be deductible for tax purposes.

Acquisition of Grand View Builders

On August 12, 2014, we purchased substantially all of the assets and operations of Grand View Builders (which we refer to as “Grand View”) in Houston, Texas for a purchase price of approximately $13 million and annual earnout payments based on a percentage of adjusted pre-tax income over the next two years.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.1 million in acquisition-related costs in connection with the purchase of Grand View.

The following table summarizes the final estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$188
Inventories	12,070
Prepaid expenses and other assets	295
Property and equipment	185
Amortizable intangible assets	1,748
Goodwill	1,746
Total assets	$16,232

Accrued expenses and other liabilities (inclusive of earnout liability)	3,376
Total liabilities	$3,376

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

We determined the estimate of fair value for amortizable intangible assets, which includes a non-compete agreement, a  trade name, home plans, and a  backlog associated with certain custom home contracts, with the assistance of a third party valuation firm.  Our estimate of the fair value of the non-compete agreement, trade name, home plans and backlog was $0.5 million, $1.0 million, $0.1 million, and $0.2 million respectively, which will be amortized over 4 years, 2 years, 7 years, and 1.5 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 2.8 years.

The fair value of the earnout on the acquisition date of $2.5 million was determined with the assistance of a third party valuation firm based on probability weighting scenarios and discounting the potential payments which range from $0 to a maximum of $5.3 million.  The maximum earnout amount is subject to downward reductions of up to $1.5 million based on the number of future lots acquired over the next two years in our Houston division.  The earnout liability is included in accrued expenses and other liabilities on the consolidated balance sheets.

We determined that Grand View’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce. Approximately $3.7 million of goodwill is expected to be deductible for tax purposes.

During the three months ended March 31, 2015, we recorded measurement period adjustments, which decreased the estimated value of amortizable intangible assets by $0.5 million and decreased the fair value of the earnout by $0.1 million, resulting in an increase in goodwill of $0.4 million.  The measurement period adjustments also resulted in a decrease of $0.1 million for the three months ended March 31, 2015 to selling, general, and administrative expenses on the consolidated statements of operations.

Acquisition of Peachtree

On November 13, 2014, we acquired substantially all the assets and operations of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”), a leading homebuilder in Atlanta, Georgia, for approximately $57 million in cash. The acquired assets include land, homes under construction, model homes and lot option contacts in 36 communities in the greater Atlanta area. As a result of the acquisition, we obtained ownership or control of 2,120 lots in the greater Atlanta market. As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.5 million in acquisition-related costs in connection with the purchase of Peachtree.

The following table summarizes our preliminary estimates of the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$11
Inventories	48,034
Prepaid expenses and other assets	762
Property and equipment	54
Amortizable intangible assets	3,415
Goodwill	8,486
Total assets	$60,762

Accounts payable	3,304
Accrued expenses and other liabilities	3,108
Total liabilities	$6,412

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

Intangible assets consist of a non-compete agreement with the former owner of Peachtree, and acquired home plans.  The non-compete agreement was valued using a with and with-out approach which estimates the impact on future cash flows with and with-out the non-compete agreement. The difference between the projected cash flows is then discounted in order to estimate the fair value of the non-compete agreement. We estimated a fair value of $3.2 million for the non-compete agreement.  Acquired home plans were valued using a replacement cost approach, which resulted in an estimated fair value of $0.2 million.  The non-compete agreement and home plans will be amortized over 5 and 7 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 5.1 years.

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

Pro forma Financial Information

No pro forma financial information is required for the three months ended March 31, 2015, as our acquisitions of LVLH, Grand View, and Peachtree occurred during 2014.

Pro forma financial information for the three months ended March 31, 2014 gives effect to and includes the results of our acquisitions of LVLH, Grand View, and Peachtree as of January 1, 2014.  Pro forma income before tax expense adjusts the operating results of LVLH, Grand View, and Peachtree to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented.

The following summarizes pro forma financial information for the three months ended March 31, 2014 (in thousands):

Three Months Ended
March 31,
2014
Pro forma revenue	$124,594
Pro forma income before tax expense	7,160
Pro forma income tax expense	2,506
Pro forma net income	4,654

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and use that rate to provide for income taxes for the current year-to-date reporting period. Accordingly, we recorded income tax expense of $3.2 million and $1.8 million for the three months ended March  31, 2015 and 2014, respectively. Our income tax expense for the three months ended March  31, 2015 is based on our estimated annual effective tax rate of approximately 34.5% and certain discreet items, which benefited our effective tax rate by approximately 1.2%.

11. Fair Value Disclosures

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date.

Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		March 31, 2015		December 31, 2014
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
6.875% senior notes(1)	Level 2	$198,652	$196,520	$198,605	$203,013
Revolving line of credit(2)	Level 2	$55,000	$55,000	$20,000	$20,000
Land development notes(1)	Level 2	$5,049	$5,041	$5,737	$5,724
Insurance premium notes(2)	Level 2	$3,402	$3,402	$5,135	$5,135
Capital lease obligations(2)	Level 2	$218	$218	$133	$133
Earnout liability(3)	Level 3	$2,292	$2,292	$2,426	$2,426

(1)

Estimated fair values of the senior notes and land development notes payable at March 31, 2015 and December 31, 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt. The estimated fair value of the Senior Notes at March 31, 2015 also incorporated the pricing at which our New Senior Notes (which have identical terms to the Senior Notes) were issued on April 9, 2015. Refer to footnote 16.

(2)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(3)

Recognized in connection with the acquisition of Grand View on August 12, 2014.  A Monte Carlo model was used to value the earnout by simulating earnings, applying the terms of the earnout in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model included a range of forecasted revenue and gross margin scenarios which increased and decreased by 10.1% from our base case and discount rates ranging from 5.1% to 6.3%. We recognized $0.1 million during the three months ended March 31, 2015 to adjust the carrying value of the earnout liability to fair value, which is included in selling, general, and administrative expense on our consolidated statement of operations.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

12. Stock-Based Compensation

Our authorized capital stock consists of 100.0 million shares of common stock, $0.01 par value per share, and 50.0 million shares of preferred stock, $0.01 par value. As of March 31, 2015 and December 31, 2014, there were 20.5 million shares of common stock issued and outstanding, exclusive of the restricted common stock issued. We also have reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards.

During the three months ended March 31, 2015, we issued 0.5 million shares of restricted common stock awards with a weighted average grant date fair value of $16.84 per share. The awards vest over a three year period from the grant date.

As of March 31, 2015, 0.9 million shares of restricted common stock were unvested, and $13.0 million of unrecognized compensation costs is expected to be recognized over a weighted average period of 2.5 years.

During the three months ended March 31, 2015 and 2014, we recognized stock-based compensation expense of $1.1 million and $0.3 million, respectively, which is included in selling, general, and administrative on our consolidated statements of operations.

13. Earnings Per Share

We use the two-class method of calculating earnings per share (which we refer to as “EPS”) as our non-vested restricted stock awards have non-forfeitable rights to dividends and, accordingly, represent a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2015	2014
Numerator
Net income	$6,351	$3,368
Less: Undistributed earnings allocated to participating securities	(185)	(36)
Numerator for basic and diluted EPS	$6,166	$3,332
Denominator
Basic and diluted EPS—weighted average shares	20,509,679	17,075,000
Basic and diluted EPS	$0.30	$0.20

14. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2015 and December 31, 2014, we had  $37.7 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding.

Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction defect claims. It is the opinion of management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record a charge to selling, general, and administrative on our consolidated statements of operations for our estimated loss.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flow.

15. Supplemental Guarantor Information

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of 6.875% senior notes due 2022 (which we refer to as “Senior Notes”). The Senior Notes are unsecured senior obligations of the Company, which are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our operating subsidiaries (which we refer to as “Guarantors”), which are wholly owned subsidiaries of the Company.

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

As the guarantees were made in connection with the May 2014 private offering of the Senior Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the period presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022, which are registered under the Securities Act (which we refer to as the “Exchange Notes”), for all of the initial Senior Notes.  The terms of the Exchange Notes are identical in all material respects to the initial Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the initial Senior Notes do not apply to the Exchange Notes.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below

	Supplemental Condensed Consolidated Balance Sheet
	As of March 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$14,378	$12,269	$—	$—	$26,647
Accounts receivable	855	17,950	—	—	18,805
Investment in subsidiaries	609,424	—	—	(609,424)	—
Inventories	—	599,747	—	—	599,747
Prepaid expenses and other assets	7,176	21,027	—	—	28,203
Property and equipment, net	772	12,647	—	—	13,419
Deferred tax asset, net	1,812	—	—	—	1,812
Amortizable intangible assets, net	—	7,543	—	—	7,543
Goodwill	—	21,994	—	—	21,994
Total assets	$634,417	$693,177	$—	$(609,424)	$718,170
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$9,483	$—	$—	$9,483
Accrued expenses and other liabilities	8,152	65,601	—	—	73,753
Note payable and revolving line of credit	253,652	8,669	—	—	262,321
Total liabilities	261,804	83,753	—	—	345,557
Stockholders’ equity:	372,613	609,424	—	(609,424)	372,613
Total liabilities and stockholders’ equity	$634,417	$693,177	$—	$(609,424)	$718,170

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,710	$10,752	$—	$—	$33,462
Accounts receivable	1,202	12,597	—	—	13,799
Investment in subsidiaries	558,177	—	—	(558,177)	—
Inventories	—	556,323	—	—	556,323
Prepaid expenses and other assets	7,286	21,510	—	—	28,796
Property and equipment, net	641	11,830	—	—	12,471
Deferred tax asset, net	1,359	—	—	—	1,359
Amortizable intangible assets, net	—	8,632	—	—	8,632
Goodwill	—	21,137	—	—	21,137
Total assets	$591,375	$642,781	$—	$(558,177)	$675,979
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$70	$17,065	$—	$—	$17,135
Accrued expenses and other liabilities	7,495	56,534	—	—	64,029
Note payable and revolving line of credit	218,605	11,005	—	—	229,610
Total liabilities	226,170	84,604	—	—	310,774
Stockholders’ equity:	365,205	558,177	—	(558,177)	365,205
Total liabilities and stockholders’ equity	$591,375	$642,781	$—	$(558,177)	$675,979

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$154,335	$—	$—	$154,335
Golf course and other revenue	—	2,103	—	—	2,103
Total revenue	—	156,438	—	—	156,438
Costs and expenses
Cost of homes sales revenues	—	124,806	—	—	124,806
Cost of golf course and other revenue	—	1,506	—	—	1,506
Selling, general and administrative	4,884	16,048	—	—	20,932
Total operating costs and expenses	4,884	142,360	—	—	147,244
Operating income	(4,884)	14,078	—	—	9,194
Other income (expense)
Equity in earnings from consolidated subsidiaries	9,356	—	—	(9,356)	—
Interest income	14	2	—	—	16
Interest expense	—	(3)	—	—	(3)
Acquisition expense	—	—	—	—	—
Other income	—	317	—	—	317
Income before tax expense	4,486	14,394	—	(9,356)	9,524
Income tax expense	(1,865)	5,038	—	—	3,173
Net income	$6,351	$9,356	$—	$(9,356)	$6,351

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$49,671	$—	$—	$49,671
Golf course and other revenue	—	—	—	—	—
Total revenue	—	49,671	—	—	49,671
Cost of home sale revenues
Cost of homes sales revenues	—	37,274	—	—	37,274
Cost of golf course and other revenue	—	—	—	—	—
Selling, general and administrative	2,044	4,959	—	—	7,003
Total operating costs and expenses	2,044	42,233	—	—	44,277
Operating income	(2,044)	7,438	—	—	5,394
Other income (expense)
Equity in earnings from consolidated subsidiaries	4,963	—	—	(4,963)	—
Interest income	—	69	—	—	69
Interest expense	—	—	—	—	—
Acquisition expense	(395)	—	—	—	(395)
Other income	—	128	—	—	128
Income before tax expense	2,524	7,635	—	(4,963)	5,196
Income tax expense	(844)	2,672	—	—	1,828
Net income	$3,368	$4,963	$—	$(4,963)	$3,368

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination		Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries		CCS
Net cash used in operating activities	$(1,270)	$(36,503)	$—	$		$(37,773)
Net cash used in investing activities	$(41,677)	$(1,069)	$—		$41,531	$(1,215)
Financing activities
Borrowings under revolving credit facilities	$35,000	$	$—	$		$35,000
Principal payments		(2,442)	—			(2,442)
Debt issuance costs	(385)		—			(385)
Payments from (and advances to) parent/subsidiary		41,531	—		(41,531)	—
Net cash provided by financing activities	$34,615	$39,089	$—		$(41,531)	$32,173
Net increase (decrease) in cash and cash equivalents	$(8,332)	$1,517	$—		$—	$(6,815)
Cash and cash equivalents
Beginning of period	$22,710	$10,752	$—	$		$33,462
End of period	$14,378	$12,269	$—		$—	$26,647

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$1,432	$(20,220)	$—	$—	$(18,788)
Net cash used in investing activities	$(22,771)	$(76)	$—	$17,771	$(5,076)
Financing activities
Borrowings under revolving credit facilities	$99,000	$—	$—	$—	$99,000
Principal payments	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Payments from (and advances to) parent/subsidiary	—	17,771	—	(17,771)	—
Net cash provided by financing activities	99,000	17,771	—	(17,771)	99,000
Net increase (decrease) in cash and cash equivalents	$77,661	$(2,525)	$—	$—	$75,136
Cash and cash equivalents
Beginning of period	106,614	3,384	—	—	109,998
End of period	$184,275	$859	$—	$—	$185,134

16. Subsequent Events

Issuance of $60 million 6.875% senior notes

On April 9, 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% Senior Notes due 2022  (which we refer to as the "New Senior Notes") in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The New Senior Notes are additional notes issued under the indenture pursuant to which our outstanding $200 million in aggregate principal amount of 6.875% Senior Notes due 2022 were issued. The Senior Notes and the New Senior Notes have identical terms and will be treated as a single class under the indenture. The New Senior Notes were issued at a price equal to 98.26% of their principal amount.

Concurrent with the issuance of the New Senior Notes, we utilized the net proceeds from the offering to repay the then outstanding indebtedness under our Revolving Credit Facility.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements included in this Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) constitute forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  These statements are only predictions.  We caution that forward-looking statements are not guarantees.  Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.  You can also identify forward-looking statements by discussions of strategy, plans or intentions.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due a number of factors.

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.  Statements regarding the following subjects, among others, may be forward-looking:

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

The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us.  Forward-looking statements are not guarantees of future events or of our performance.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Some of these events and factors are described in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A.  Risk Factors” in this Form 10-Q, and other risks and uncertainties detailed in this and our other reports and filings with the SEC.  If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements.  New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

As used in this Form 10-Q, references to “we,” “us,” “our” or the “Company” refer to Century Communities, Inc., a Delaware corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, and Atlanta, Georgia.  Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well located land positions and offering quality homes with innovative design elements.

Results of Operations

During the quarter ended March 31, 2015, we delivered 542 homes, with an average sales price of $284.8 thousand. During the same period, we generated approximately $154.3 million in home sales revenue, approximately $9.5 million in income before tax expense, and approximately $6.4 million in net income. For the quarter ended March 31, 2015, our net sales orders totaled 706 homes, a 335.8% increase over the same period in 2014. On March 31, 2015, we had a backlog of 920 sold but unclosed homes, a 259.4% increase over the same period in 2014, consisting of approximately $308.0 million in sales value, a 151.8% increase over the same period in 2014.  Our results of operations are significantly impacted by our acquisitions of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”) in November 2014, Grand View Builders (which we refer to as “Grand View”) in August 2014, and Las Vegas Land Holdings, LLC  (which we refer to as “LVLH”) in April 2014. Subsequent to our acquisition, these operations are our Atlanta, Houston and Nevada operating segments, respectively.

The following table summarizes our results of operation for the three months ended March 31, 2015 and 2014.

	Three Months Ended
(in thousands, except per share amounts)	March 31,
	2015	2014
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$154,335	$49,671
Golf course and other revenue	2,103	—
Total revenue	156,438	49,671
Cost of homes sales revenues	124,806	37,274
Cost of golf course and other revenue	1,506	—
Selling, general, and administrative	20,932	7,003
Total operating costs and expenses	147,244	44,277
Operating income	9,194	5,394
Other income (expense)	330	(198)
Income before tax expense	9,524	5,196
Income tax expense	3,173	1,828
Net income	$6,351	$3,368
Basic and diluted earnings per share	$0.30	$0.20

Other Operating Information (dollars in thousands):
Number of homes delivered	542	128
Average sales price of homes delivered	$284.8	$388.1
Homebuilding gross margin percentage	19.1%	25.0%
Cancellation rate	18.5%	14.8%
Backlog at end of period, number of homes	920	256
Backlog at end of period, aggregate sales value	$307,973	$122,320
Average sales price of homes in backlog	$334.8	$477.8
Net new home orders	706	162
Selling communities at period end	87	23

Average selling communities	83	23
Total owned and controlled lot inventory	12,449	10,095

Home Sales Revenue and Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended
New homes delivered	March 31,		Increase
	2015	2014	Amount	%
Atlanta	255	—	NM	NM
Central Texas	39	26	13	50.0%
Colorado	143	102	41	40.2%
Houston	60	—	NM	NM
Nevada	45	—	NM	NM
Total	542	128	414	323.4%

	Three Months Ended
Average sales price of homes delivered (in thousands)	March 31,		Increase
	2015	2014	Amount	%
Atlanta	$222.1	$—	$ NM	NM
Central Texas	436.8	531.5	(94.7)	(17.8)%
Colorado	390.3	351.5	38.8	11.0%
Houston	173.4	—	NM	NM
Nevada	320.8	—	NM	NM
Total	$284.8	$388.1	$(103.3)	(26.6)%

NM - Not meaningful.

We generated $154.3 million in home sales revenue during the three months ended March 31, 2015.  This represents a 210.7% increase as compared to the three months ended March 31, 2014 where we generated $49.7 million in home sales revenue.  The increase in home sales revenue is a result of an increase of 323.4% in the number of homes delivered for the three months ended March 31, 2015 as compared to the previous year.  The increase in deliveries was driven by our acquisitions of Peachtree, Grand View, and LVLH, which comprise our Atlanta, Houston, and Nevada operating segments, respectively.

Our average sales price decreased 26.6% to $284.8 thousand for the three months ended March 31, 2015 as compared to 2014.  The decrease is a result of the lower average sales prices in our new Atlanta, Houston, and Nevada operating segments.  Our Central Texas operating segment also experienced a decrease in average sales price of 17.8%, however, our Colorado operating segment had an increase in average sales price of 11.0% as compared to the three months ended March 31, 2014.  The changes were a result of the mix of communities generating deliveries between periods.

Cost of Home Sales Revenues

Cost of home sales revenues increased $87.5 million, or 234.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in cost of home sales revenue was a result of the increase in deliveries discussed above which were driven by the addition of our Atlanta, Houston, and Nevada operating segments.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended March 31, 2015 to 19.1% as compared to 25.0% for the three months ended March 31, 2014.  The decrease is primarily driven by our entry into the Atlanta and Houston markets, which have lower average sales prices and lower average homebuilding gross margins than our existing markets, and the impact of an increase of previously capitalized interest costs in cost of sales as a result of high outstanding debt balances, as well as, the impact of purchase price accounting for acquired work in process inventory.

In the following table, we calculate our homebuilding gross margins adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended March 31,
	2015	%	2014	%
Home sales revenues	$154,335	100.0%	$49,671	100.0%
Cost of home sales revenues	124,806	80.9%	37,274	75.0%
Gross margin from home sales	29,529	19.1%	12,397	25.0%
Add: Interest in cost of home sales revenues	1,621	1.1%	76	0.2%
Adjusted homebuilding gross margin excluding interest (1)	31,150	20.2%	12,473	25.1%
Add: Purchase price accounting for acquired work in process inventory	2,027	1.3%	188	0.4%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$33,177	21.5%	$12,661	25.5%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 21.5% for the three months ended March 31, 2015 compared to 25.5% for the three months ended March 31, 2014.  The decrease in adjusted homebuilding gross margin is primarily from entering the Atlanta and Houston markets, which have lower average sales prices and lower average homebuilding gross margins than our existing markets.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Gross Margin on Golf Course and Other

In connection with our acquisition of LVLH, we are the operators of two golf courses within our Rhodes Ranch and Tuscany communities. We generated approximately $2.1 million in revenue during the three months ended March 31, 2015, which was partially offset by costs associated with the courses of $1.5 million.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Increase
	2015	2014	Amount	%
Selling, general and administrative	$20,932	$7,003	$13,929	198.9%
As a percentage of homes sales revenue	13.6%	14.1%

Our selling, general and administrative costs increased $13.9 million for the three months ended March 31, 2015 as compared to the same period in the previous year.  The increase was primarily attributable to the following: (1) an increase of $5.3 million in our compensation-related expenses, including incentive compensation, resulting largely from a 132.6% increase in our headcount to 442 employees as of March 31, 2015 compared to 190 employees as of March 31, 2014, (2) an increase of $5.2 million in commission expense to $6.7 million for the three months ended March 31, 2015, resulting from a 210.7% increase in home sales revenue, (3) an increase of $0.5 million related to advertising costs associated with our increased number of active communities, (4) an increase of $0.6 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Peachtree, Grand View, and LVLH, and  (5) moderate increases in outside professional services, insurance, legal, and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company.

Other Income (Expense)

Other income (expense) increased by $0.5 million to income of $0.3 million for the three months ended March 31, 2015, from expense of $0.2 million for the three months ended March 31, 2014. The increase was driven by a decrease in acquisition related expenses during the three months ended March 31, 2015 as compared to the same period in the prior year.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2015 was $3.2 million as compared to $1.8 million for the three months ended March 31, 2014.  Our income tax expense for the three months ended March 31, 2015 is based on our estimated annual effective tax rate of approximately 34.5% and certain discreet items, which benefited our effective tax rate by approximately 1.2%.

Other Homebuilding Operating Data

	Three Months Ended
Net new home orders	March 31,		Increase

	2015	2014	Amount	% Change
Atlanta	331	—	NM	NM
Central Texas	62	25	37	148.0%
Colorado	209	137	72	52.6%
Houston	27	—	NM	NM
Nevada	77	—	NM	NM
Total	706	162	544	335.8%

NM - Not meaningful.

Net new home orders (new home orders net of cancellations) for the three months ended March 31, 2015 increased by 544 homes, or 335.8%, to 706, compared to 162 for the three months ended March 31, 2014. The increase in our net new home orders was driven by our entry into the Atlanta, Houston, and Nevada markets through the acquisitions of Peachtree, Grand View, and LVLH, in November 2014, August 2014, and April 2014, respectively. Our Atlanta, Houston, and Nevada operating segments contributed 331, 27, and 77 net home orders, respectively, during the three months ended March 31, 2015. Additionally, the increase in our Central Texas and Colorado segments of 148.0% and 52.6%, respectively, is driven by an increase in selling communities as compared to the same period in 2014.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended March 31, 2015 was an average of 8.5 per selling community (2.1 monthly), compared to an average of 7.0 per selling community (2.3 monthly) for the three months ended March 31, 2014. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 18.5% for the three months ended March 31, 2015, compared to 14.8% for the three months ended March 31, 2014. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

Selling communities	As of March 31,		Increase
	2015	2014	Amount	% Change

Atlanta	30	—	NM	NM
Central Texas	14	9	5	55.6%
Colorado	31	14	17	121.4%
Houston	8	—	NM	NM
Nevada	4	—	NM	NM
Total	87	23	64	278.3%

NM - Not meaningful.

Our selling communities increased by 64 communities, or 278.3%, to 87 communities at March 31, 2015, as compared to March 31, 2014.  The increase is driven by our acquisition of Peachtree, Grand View, and LVLH during 2014 that now comprise our Atlanta, Houston and Nevada operating segments, respectively, which contributed an aggregate of 42 communities as of March 31, 2015. Our

Central Texas and Colorado operating segments increased communities by 55.6% and 121.4%, respectively, as a result of our land acquisition activity.

	As of March 31,
Backlog	2015			2014			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	399	$90,068	$225.7	—	$—	$—	NM	NM	NM
Central Texas	114	55,125	483.6	93	47,764	513.6	22.6%	15.4%	(5.8)%
Colorado	284	125,961	443.5	163	74,556	457.4	74.2%	68.9%	(3.0)%
Houston	58	17,474	301.3	—	—	—	NM	NM	NM
Nevada	65	19,345	297.6	—	—	—	NM	NM	NM
Total / Weighted Average	920	$307,973	$334.8	256	$122,320	$477.8	259.4%	151.8%	(29.9)%

NM - Not meaningful.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At March 31, 2015, we had 920 homes in backlog with a total value of $308.0 million, which represents an increase of 259.4% and 151.8%, respectively, as compared to March 31, 2014.  The increase is primarily attributable to our acquisition of our Atlanta, Houston and Nevada operating segments during 2014 which contributed 399, 58, and 65 homes, respectively, to backlog at March 31, 2015.  Our Central Texas and Colorado operating segments also experienced an increase of 22.6% and 74.2% in the number of homes in backlog, respectively, as compared to March 31, 2014.  The increase is a result of the increased number of selling communities discussed above.

Our average sales price of homes in backlog decreased from $477.8 thousand as of March 31, 2014 to $334.8 thousand as of March 31, 2015.  The decrease in the average sales price of homes in backlog is the result of the inclusion of our Atlanta, Houston, and Nevada operating segments, which generally have a lower price point than our Central Texas and Colorado operating segments.

	As of March 31,
Lots owned and	2015			2014			% Change

controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	929	2,824	3,753	—	—	—	NM	NM	NM
Central Texas	1,089	918	2,007	167	2,787	2,954	552.1%	(67.1)%	(32.1)%
Colorado	3,224	747	3,971	2,890	2,402	5,292	11.6%	(68.9)%	(25.0)%
Houston	214	409	623	—	—	—	NM	NM	NM
Nevada	1,828	267	2,095	90	1,759	1,849	1,931.1%	(84.8)%	13.3%
Total	7,284	5,165	12,449	3,147	6,948	10,095	131.5%	(25.7)%	23.3%

NM - Not meaningful.

As a result of our business acquisitions and land acquisition strategy, we increased our lots owned and controlled by 23.3% from 10,095 at March 31, 2014 to 12,449 at March 31, 2015.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 6, 2015, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  We have had no significant changes in our critical accounting policies from those described therein.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2015 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

Cash flows for each of our communities depend on the stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities that are strategically located in our core Colorado markets, and in the greater Austin, San Antonio, and Houston, Texas, Las Vegas, Nevada, and Atlanta, Georgia metropolitan areas. As we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory will exceed our cash generated by operations.

Covenant Compliance

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (which we refer to as the “Credit Agreement”). The Credit Agreement provides the Company with a revolving line of credit (which we refer to as the “Revolving Credit Facility”) of up to $120 million. Under the terms of the Credit Agreement, we are entitled to request an increase in the size of the Revolving Credit Facility by an amount not exceeding $80 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by substantially all of our operating subsidiaries.

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

As of March 31, 2015, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015 and March 31, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $37.8 million during the three months ended March 31, 2015 from net cash used of $18.8 million during the three months ended March 31, 2014. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $43.6 million during the three months ended March 31, 2015, compared to a net outflow of $12.9 million during the three months ended March 31, 2014, primarily driven by the increase in land acquisition, land development and homes under construction, partially offset by the increase in home closings.  We also had net cash used by working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities of $2.1 million for the three months ended March 31, 2015, as compared to $9.8 million used by working capital items for the three months ended March 31, 2014.  This increase is a result of our overall growth during the period.

•

Net cash used in investing activities was $1.2 million during the three months ended March 31, 2015, compared to $5.1 million used during the three months ended March 31, 2014. The decrease relates to a non-refundable deposit of $5.0 million for the acquisition of LVLH during the three months ended March 31, 2014, offset by increases in model furnishings as a result of the increase in active communities.

•

Net cash provided by financing activities was $32.2 million during the three months ended March 31, 2015, compared to net cash provided by financing activities of $99.0 million during the three months ended March 31, 2014. The decrease in cash provided by financing activities was the result of our draw of $99.0 million on the Revolving Credit Facility during the three months ended March 31, 2014 to fund, in part, our acquisition of LVLH on April 1, 2014.

As of March 31, 2015, our cash balance was $26.6 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2015, we had outstanding options for 1,635 lots totaling $81.7 million, and had $3.0 million of non-refundable cash deposits pertaining to land option contracts.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of March 31, 2015 and December 31, 2014, we had $37.7 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Subsequent Events

Issuance of $60 million 6.875% senior notes

On April 9, 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% Senior Notes due 2022  (which we refer to as the "New Senior Notes") in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The New Senior Notes are additional notes issued under the indenture pursuant to which our outstanding $200 million in aggregate principal amount of 6.875% Senior Notes due 2022 were issued. The Senior Notes and the New Senior Notes have identical terms and will be treated as a single class under the indenture. The New Senior Notes were issued at a price equal to 98.26% of their principal amount.

Concurrent with the issuance of the New Senior Notes, we utilized the net proceeds from the offering to repay the then outstanding indebtedness under our Revolving Credit Facility.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three months ended March 31, 2015 and 2014. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Three Months Ended March 31,

	2015	2014	% Change
Net income	$6,351	$3,368	88.6%
Income tax expense	3,173	1,828	73.6%
Interest in cost of home sales revenues	1,621	76	2,032.9%
Interest expense	3	—	100.0%
Depreciation and amortization expense	988	483	104.6%
EBITDA	12,136	5,755	110.9%
Purchase price accounting for acquired work in process inventory	2,027	188	978.2%
Adjusted EBITDA	$14,163	$5,943	138.3%

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2015, the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures to, among other matters, detect any material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  As of March 31, 2015, we continued to remediate previously identified material weaknesses related to the period-end financial reporting and information technology processes. Once fully implemented, the new and enhanced controls will need to operate for a sufficient amount of time in order for management to conclude that the material weaknesses have been remediated.

Remediation and Changes in Internal Controls

We have developed and are implementing remediation plans to address the material weaknesses discussed above and to improve our internal controls over the period-end financial reporting process.  Specifically, our remediation plan requires (i) documenting and formalizing our internal controls, and financial reporting and information technology policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting and information technology functions.

Our management believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting.  Our management is committed to improving our internal control processes.  Once fully implemented, the new and enhanced controls will need to operate for a sufficient amount of time for management to conclude that the material weaknesses have been remediated.  Accordingly, we will continue to monitor the effectiveness of our remediation efforts and will make any further changes management determines appropriate.  As we continue to evaluate and improve our internal control over financial reporting, additional measures to address the material weaknesses or modifications to the remediation plan described above may be identified.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes during the quarter ended March 31, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on March 6, 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX
3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference herein from Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)

3.2

Bylaws of the Company, as amended (incorporated by reference herein from Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)

4.1

Second Supplemental Indenture, dated as of March 13, 2015, by and among the Company, the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference herein from Exhibit 4.3 to the Company’s Current Report on Form 8-K previously filed with the SEC on April 10, 2015)

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

Century Communities, Inc.

Date: May 7, 2015	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Chief Executive Officer)

Date: May 7, 2015	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)