Form 10-Q
period 2015-06-30
Century Communities, Inc.
filed 2015-08-07
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

On August 4, 2015,  21,330,428 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three and six months ended June 30, 2015

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$32,630	$33,462
Accounts receivable	13,431	13,799
Inventories	661,728	556,323
Prepaid expenses and other assets	37,571	28,796
Property and equipment, net	5,374	12,471
Deferred tax asset, net	2,917	1,359
Amortizable intangible assets, net	6,103	8,632
Goodwill	21,365	21,137
Total assets	$781,119	$675,979
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$9,323	$17,135
Accrued expenses and other liabilities	84,183	64,029
Notes payable and revolving line of credit	304,486	229,610
Total liabilities	397,992	310,774
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,335,580 and 20,875,547 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	213	209
Additional paid-in capital	338,342	336,573
Retained earnings	44,572	28,423
Total stockholders' equity	383,127	365,205
Total liabilities and stockholders' equity	$781,119	$675,979

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
Home sales revenues	$186,808	$77,328	$341,143	$126,999
Land sales revenues	370	—	370	—
Golf course and other revenue	1,876	2,525	3,979	2,525
Total revenue	189,054	79,853	345,492	129,524
Costs and expenses
Cost of home sales revenues	150,225	58,197	275,031	95,470
Cost of land sales revenues	365	—	365	—
Cost of golf course and other revenue	1,662	2,154	3,168	2,154
Selling, general, and administrative	22,812	11,320	43,744	18,323
Total operating costs and expenses	175,064	71,671	322,308	115,947
Operating income	13,990	8,182	23,184	13,577
Other income (expense):
Interest income	21	68	37	137
Interest expense	(3)	(11)	(6)	(11)
Acquisition expense	(15)	(408)	(15)	(803)
Other income	308	129	625	257
Gain on disposition of assets	130	89	130	89
Income before income tax expense	14,431	8,049	23,955	13,246
Income tax expense	4,633	2,711	7,806	4,539
Net income	$9,798	$5,338	$16,149	$8,707

Earnings per share:
Basic and diluted	$0.46	$0.30	$0.76	$0.50
Weighted average common shares outstanding:
Basic and diluted	20,556,536	17,674,868	20,533,237	17,376,591

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$16,149	$8,707
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,270	1,190
Stock-based compensation expense	2,491	741
Deferred income tax benefit	(1,558)	(647)
Excess tax benefit on stock-based compensation	—	(32)
Gain on disposition of assets	(130)	(89)
Changes in assets and liabilities:
Accounts receivable	510	(6,615)
Inventories	(80,878)	(58,110)
Prepaid expenses and other assets	520	(2,826)
Accounts payable	(7,746)	880
Accrued expenses and other liabilities	(3,788)	4,680
Net cash used in operating activities	(72,160)	(52,121)
Investing activities
Purchases of property and equipment	(2,153)	(31)
Proceeds on sale of assets	1,148	—
Acquisitions of businesses	—	(165,379)
Net cash used in investing activities	(1,005)	(165,410)
Financing activities
Borrowings under revolving credit facilities	75,000	99,000
Payments on revolving credit facilities	(55,000)	(99,000)
Proceeds from issuance of senior notes	58,956	198,478
Proceeds from issuances of insurance premium notes	448	—
Principal payments on notes payable	(4,570)	(263)
Debt issuance costs	(1,784)	(5,132)
Net proceeds from issuances of common stock	—	82,141
Repurchases of common stock upon vesting of restricted stock awards	(717)	—
Excess tax benefit on stock-based compensation	—	32
Net cash provided by financing activities	72,333	275,256
Net increase (decrease) in cash and cash equivalents	$(832)	$57,725
Cash and cash equivalents
Beginning of period	33,462	109,998
End of period	$32,630	$167,723
Non-cash investing and financing information
Note receivable from sale of Tuscany golf course	$3,000	$—
Supplemental cash flow disclosure
Cash paid for income taxes	$9,273	$4,514
Cash paid for interest, net of amounts capitalized	$6	$11

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30).” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted for financial statements that have not been previously issued and the guidance should be applied retrospectively to each period presented. The adoption of ASU 2015-03 will require us to adjust our current presentation of debt issuance costs related to our Senior Notes on our consolidated balance sheets  from prepaid expenses and other assets to a reduction of the related liability. We do not intend to adopt ASU 2015-03 early.

In May 2015, the FASB issued ASU No. 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40).” ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. ASU 2015-05 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. We do not intend to adopt ASU 2015-05 early, and the adoption thereof is not expected to have a material effect on our consolidated financial statements.

2. Reporting Segments

We have identified our Atlanta, Central Texas, Colorado, Houston, and Nevada divisions as reportable operating segments.  Corporate is a non-operating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.

The following tables summarize total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Atlanta	$70,260	$—	$126,900	$—
Central Texas	16,537	12,466	33,573	26,286
Colorado	75,309	48,347	131,128	84,198
Houston	7,085	—	17,490	—
Nevada	19,863	19,040	36,401	19,040
Total revenue	$189,054	$79,853	$345,492	$129,524

Total income before income tax expense:
Atlanta	$6,591	$—	$9,804	$—
Central Texas	1,089	878	3,250	2,115
Colorado	9,624	7,947	17,519	14,236
Houston	(239)	—	(654)	—
Nevada	2,953	2,681	4,770	2,681
Corporate	(5,587)	(3,457)	(10,734)	(5,786)
Total income before income tax expense	$14,431	$8,049	$23,955	$13,246

The following table summarizes total assets by operating segment (in thousands):

	June 30,	December 31,
	2015	2014
Atlanta	$108,682	$75,434
Central Texas	102,971	85,083
Colorado	291,925	280,361
Houston	41,955	28,875
Nevada	195,549	168,401
Corporate	40,037	37,825
Total assets	$781,119	$675,979

Corporate assets include certain cash and cash equivalents, prepaid insurance, deferred financing costs, and certain property and equipment.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2015	2014
Homes under construction	$337,189	$250,104
Land and land development	308,798	294,917
Capitalized interest	15,741	11,302
Total inventories	$661,728	$556,323

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2015	2014
Prepaid insurance	$6,315	$8,481
Lot option and escrow deposits	6,654	4,716
Performance deposits	4,350	5,365
Deferred financing costs, net	7,145	6,378
Restricted cash	1,055	518
Secured note receivable	3,000	—
Assets held for sale	5,744	—
Other	3,308	3,338
Total prepaid expenses and other assets	$37,571	$28,796

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2015	2014
Earnest money deposits	$8,334	$6,703
Warranty reserve	2,432	2,194
Accrued compensation costs	6,005	6,632
Land development and home construction accruals	60,011	34,994
Accrued interest	2,353	1,935
Income taxes payable	—	217
Billings in excess of collections	229	68
Real estate taxes payable	191	3,875
Earnout liability	1,773	2,426
Liabilities related to assets held for sale	405	—
Other	2,450	4,985
Total accrued expenses and other liabilities	$84,183	$64,029

6. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.6 million during the three months ended June 30, 2015, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations. The following table summarizes the changes in our warranty accrual for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$2,527	$1,230	$2,194	$1,150
Warranty reserves assumed in business combinations	—	141	—	141
Warranty expense provisions	810	371	1,429	639
Payments	(309)	(196)	(595)	(384)
Warranty adjustment	(596)	—	(596)	—
Ending balance	$2,432	$1,546	$2,432	$1,546

7. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
6.875% senior notes	$257,693	$198,605
Revolving line of credit	40,000	20,000
Land development notes	4,350	5,737
Insurance premium notes	2,443	5,135
Capital lease obligations	—	133
Total notes payable and revolving line of credit	$304,486	$229,610

6.875% senior notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of 6.875% senior notes due 2022 (which we refer to as the “Initial Senior Notes”).  The Initial Senior Notes were issued at a price equal to 99.239% of their principal amount, and we received net proceeds of approximately $193.3 million.  In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Exchange Notes”), for all of the Initial Senior Notes.  The terms of the Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Senior Notes do not apply to the Exchange Notes.  The Exchange Notes carry a coupon of 6.875% per annum.  The Exchange Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The Exchange Notes contain certain restrictive covenants on issuing future secured debt and other transactions but do not contain financial covenants. The principal balance of the Exchange Notes is due May 2022, with interest only payments due semi-annually in May and November of each year.

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the "Additional Senior Notes") in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended.  The Additional Senior Notes were issued at a price equal to 98.26% of their principal amount, and we received net proceeds of approximately $58.6 million.  The Additional Senior Notes are additional notes issued under the indenture pursuant to which the initial $200 million in aggregate principal amount of Initial Senior Notes were issued.  In connection with the sale and issuance of the Additional Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to effect a registered offer to exchange the Additional Senior Notes for new senior notes (which we refer to as the “Additional Exchange Notes”) having terms substantially identical in all material respects to the Additional Senior Notes, except that the Additional Exchange Notes will be registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Additional Senior Notes will not apply to the Additional Exchange Notes.  The Exchange Notes and the Additional Senior Notes have substantially identical terms and are treated as a single series of notes under the indenture.  Following consummation of the exchange offer contemplated under the registration rights agreement, we expect that the Additional Exchange Notes will bear the same CUSIP number as the Exchange Notes and will be fungible with the Exchange Notes.  We refer to the Exchange Notes and the Additional Senior Notes, collectively, as the “Senior Notes.”

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

At June 30, 2015, we had $40 million outstanding under the Credit Agreement, which accrued interest at 2.93%.

Other financing obligations

The Company has four land development notes with maturity dates ranging from September 2015 to April 2016, with interest only payments ranging from 0.5% to 5.0%, and four insurance premium notes which accrue interest at 3.89% and have maturity dates ranging from November 2015 to March 2016.

8. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2015 and 2014, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest capitalized beginning of period	$13,600	$2,803	$11,302	$2,820
Interest capitalized during period	4,971	3,499	8,890	3,558
Less: capitalized interest in cost of sales	(2,830)	(452)	(4,451)	(528)
Interest capitalized end of period	$15,741	$5,850	$15,741	$5,850

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

Acquired inventories consist of both acquired land, work in process and model inventories.  We determined the fair value for acquired inventories on a lot by lot basis primarily using a forecasted cash flow approach for the development, marketing, and sale of each lot acquired. Significant assumptions included in our estimate include future construction and overhead costs, sales price, and absorption rates.  We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from finished lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 18% based upon the stage of production of the individual lot.

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

During the six months ended June 30, 2015, we recorded measurement period adjustments, which decreased the estimated value of amortizable intangible assets by $0.5 million and decreased the estimated value of inventories by $0.2 million, resulting in an increase in goodwill of $0.7 million.  The measurement period adjustments also resulted in a decrease of $0.1 million for the six months ended June 30, 2015 to selling, general, and administrative expenses and a reduction of $0.2 million to cost of home sales revenues on the consolidated statements of operations.

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

The following table summarizes the final estimate of the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired and liabilities assumed
Accounts receivable	$11
Inventories	48,034
Prepaid expenses and other assets	762
Property and equipment	54
Amortizable intangible assets	4,044
Goodwill	7,857
Total assets	$60,762

Accounts payable	3,304
Accrued expenses and other liabilities	3,108
Total liabilities	$6,412

Acquired inventories primarily consist of work in process homebuilding inventory in various stages of construction and do not include significant amounts of land held for future development.  Accordingly, we estimated the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from finished lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 18% based upon the stage of production of the individual lot.  Due to the nature of these estimates combined with uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Intangible assets consist of a non-compete agreement with the former owner of Peachtree, acquired home plans and acquired lot option agreements.  The non-compete agreement was valued using a with and with-out approach which estimates the impact on future cash flows with and with-out the non-compete agreement. The difference between the projected cash flows is then discounted in order to estimate the fair value of the non-compete agreement. We estimated a fair value of $3.2 million for the non-compete agreement.  Acquired home plans were valued using a replacement cost approach, which resulted in an estimated fair value of $0.2 million.  The fair value of the acquired lot option agreements of  $0.6 million was estimated based upon the difference between the contractual lot option purchase prices and the estimated fair value of similar lots on the acquisition date.  The non-compete agreement,  home plans and lot option agreements will be amortized over 5,  7 and 3 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 4.8 years.

We determined that Peachtree’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce.  Approximately $17.1 million of goodwill is expected to be deductible for tax purposes.

During the three months ended June 30, 2015, we recorded a  measurement period adjustment, which increased the estimated value of amortizable intangible assets and decreased the fair value of goodwill by $0.6 million. The measurement period adjustment also resulted in an increase of $0.1 million for the three and six months ended June 30, 2015 to cost of home sales revenues on our consolidated statements of operations.

Pro forma Financial Information

No pro forma financial information is required for the three and six months ended June 30, 2015, as our acquisitions of LVLH, Grand View, and Peachtree occurred during 2014.

Pro forma financial information for the three and six months ended June 30, 2014 gives effect to and includes the results of our acquisitions of LVLH, Grand View, and Peachtree as if the acquisitions occurred at January 1, 2014.  Pro forma income before income tax expense adjusts the operating results of LVLH, Grand View, and Peachtree to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented.

The following summarizes pro forma financial information for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Pro forma revenue	$138,885	$254,322
Pro forma income before income tax expense	9,355	16,086
Pro forma income tax expense	3,274	5,630
Pro forma net income	6,081	10,456

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and use that rate to provide for income taxes for the current year-to-date reporting period. Accordingly, we recorded income tax expense of $4.6 million, and $2.7 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014,  we recorded $7.8 million and $4.5 million of income tax expense,  respectively. Our income tax expense for the three and six months ended June 30, 2015 is based on our estimated annual effective tax rate of approximately 34.4% and certain discreet items, which benefited our effective tax rate by approximately 1.9% and 1.4% for the three and six months ended June 30, 2015, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		June 30, 2015		December 31, 2014
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$3,000	$3,000	$—	$—

6.875% senior notes(2)	Level 2	$257,693	$257,400	$198,605	$203,013
Revolving line of credit(3)	Level 2	40,000	40,000	20,000	20,000
Land development notes(4)	Level 2	4,350	4,343	5,737	5,724
Insurance premium notes(3)	Level 2	2,443	2,443	5,135	5,135
Capital lease obligations(3)	Level 2	—	—	133	133
Total notes payable and revolving line of credit		$304,486	$304,186	$229,610	$234,005

Earnout liability(5)	Level 3	$1,773	$1,773	$2,426	$2,426

(1)

The carrying amount approximates fair value as the secured note was received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment in May 2015 at terms that considered the underlying risks of the note.

(2)

Estimated fair value of the Initial Senior Notes at December 31, 2014 was based on a cash flow model discounted at market interest rates that considered underlying risks of the debt. At June 30, 2015, the fair values of the Senior Notes also incorporated recent trading activity of the Exchange Notes and Additional Senior Notes in inactive markets.

(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)

The estimated fair values of the land development notes at June 30, 2015 and December 31, 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

(5)

Recognized in connection with the acquisition of Grand View on August 12, 2014.  A Monte Carlo model was used to value the earnout by simulating earnings, applying the terms of the earnout in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model included a range of forecasted revenue and gross margin scenarios which increased and decreased by 10.1% from our base case and discount rates ranging from 5.1% to 6.3%. We decreased the liability by $0.5 million and $0.7 million during the three and six months ended June 30, 2015, respectively, to adjust the carrying value of the earnout to fair value. The decrease is included as a reduction to selling, general and administrative expense on our consolidated statement of operations.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

12. Stock-Based Compensation

Our authorized capital stock consists of 100.0 million shares of common stock, $0.01 par value per share, and 50.0 million shares of preferred stock, $0.01 par value. As of June 30, 2015 and December 31, 2014, there were 20.6 and 20.5 million shares of common stock issued and outstanding, respectively, exclusive of the restricted common stock issued. We also have reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards.

During the three months ended June 30, 2015, we issued 15 thousand shares of restricted common stock awards with a weighted average grant date fair value of $19.41 per share. The awards vest over a three year period from the grant date.

During the six months ended June 30, 2015, we issued 0.5 million shares of restricted common stock awards with a weighted average grant date fair value of $16.92 per share. The awards vest over a three year period from the grant date.

As of June 30, 2015, 0.8 million shares of restricted common stock were unvested, and $11.8 million of unrecognized compensation costs is expected to be recognized over a weighted average period of 2.3 years.

During the three months ended June 30, 2015 and 2014, we recognized stock-based compensation expense of $1.4 million and $0.4 million, respectively. During the six months ended June 30, 2015 and 2014, we recognized stock-based compensation expense of $2.5 million and $0.7 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Net income	$9,798	$5,338	$16,149	$8,707
Less: Undistributed earnings allocated to participating securities	(361)	(72)	(533)	(105)
Net income allocable to common stockholders	$9,437	$5,266	$15,616	$8,602
Denominator
Weighted average common shares outstanding - basic and diluted:	20,556,536	17,674,868	20,533,237	17,376,591
Earnings per share:
Basic and diluted	$0.46	$0.30	$0.76	$0.50

14. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2015 and December 31, 2014, we had $39.3 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

15. Disposition of Golf Courses

On May 26, 2015, we disposed of the operations of the golf course in our Tuscany community in our Nevada operating segment for total consideration of $4.0 million, which included $1.0 million in cash and a $3.0 million secured note, and resulted in a gain on sale of $2 thousand. The secured note accrues interest at rates ranging from 4.5% to 5.5% per annum and requires monthly payments of principal and interest with a balloon payment of $2.5 million of principal in May of 2020.

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option requires closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2015.

16. Supplemental Guarantor Information

In May 2014 and April 2015, we completed private offerings of $200.0 million and $60.0 million, respectively, in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to collectively as the “Senior Notes”). The Senior Notes are unsecured senior obligations of the Company (which we refer to as “CCS”), which are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our operating subsidiaries (which we refer to as “Guarantors”), which are wholly owned subsidiaries of the Company.

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

As the guarantees were made in connection with the May 2014 and April 2015 private offerings of the Senior Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022, which are registered under the Securities Act (which we refer to as the “Exchange Notes”), for all of the Initial Senior Notes sold and issued in the May 2014 private offering.  The terms of the Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Senior Notes do not apply to the Exchange Notes.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of June 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$10,057	$22,573	$—	$—	$32,630
Accounts receivable	905	12,526	—	—	13,431
Investment in subsidiaries	665,059	—	—	(665,059)	—
Inventories	—	661,728	—	—	661,728
Prepaid expenses and other assets	7,955	29,616	—	—	37,571
Property and equipment, net	736	4,638	—	—	5,374
Deferred tax asset, net	2,917	—	—	—	2,917
Amortizable intangible assets, net	—	6,103	—	—	6,103
Goodwill	—	21,365	—	—	21,365
Total assets	$687,629	$758,549	$—	$(665,059)	$781,119
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$9,323	$—	$—	$9,323
Accrued expenses and other liabilities	6,809	77,374	—	—	84,183
Note payable and revolving line of credit	297,693	6,793	—	—	304,486
Total liabilities	304,502	93,490	—	—	397,992
Stockholders’ equity:	383,127	665,059	—	(665,059)	383,127
Total liabilities and stockholders’ equity	$687,629	$758,549	$—	$(665,059)	$781,119

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,710	$10,752	$—	$—	$33,462
Accounts receivable	1,202	12,597	—	—	13,799
Investment in subsidiaries	558,177	—	—	(558,177)	—
Inventories	—	556,323	—	—	556,323
Prepaid expenses and other assets	7,286	21,510	—	—	28,796
Property and equipment, net	641	11,830	—	—	12,471
Deferred tax asset, net	1,359	—	—	—	1,359
Amortizable intangible assets, net	—	8,632	—	—	8,632
Goodwill	—	21,137	—	—	21,137
Total assets	$591,375	$642,781	$—	$(558,177)	$675,979
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$70	$17,065	$—	$—	$17,135
Accrued expenses and other liabilities	7,495	56,534	—	—	64,029
Note payable and revolving line of credit	218,605	11,005	—	—	229,610
Total liabilities	226,170	84,604	—	—	310,774
Stockholders’ equity:	365,205	558,177	—	(558,177)	365,205
Total liabilities and stockholders’ equity	$591,375	$642,781	$—	$(558,177)	$675,979

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$186,808	$—	$—	$186,808
Land sales revenues	—	370	—	—	370
Golf course and other revenue	—	1,876	—	—	1,876
Total revenue	—	189,054	—	—	189,054
Costs and expenses
Cost of homes sales revenues	—	150,225	—	—	150,225
Cost of land sales revenues	—	365	—	—	365
Cost of golf course and other revenue	—	1,662	—	—	1,662
Selling, general and administrative	5,423	17,389	—	—	22,812
Total operating costs and expenses	5,423	169,641	—	—	175,064
Operating income	(5,423)	19,413	—	—	13,990
Other income (expense)
Equity in earnings from consolidated subsidiaries	12,905	—	—	(12,905)	—
Interest income	15	6	—	—	21
Interest expense	—	(3)	—	—	(3)
Acquisition expense	(15)	—	—	—	(15)
Other income	—	308	—	—	308
Gain on disposition of assets	—	130	—	—	130
Income before income tax expense	7,482	19,854	—	(12,905)	14,431
Income tax expense	(2,316)	6,949	—	—	4,633
Net income	$9,798	$12,905	$—	$(12,905)	$9,798

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$77,328	$—	$—	$77,328
Land sales revenues	—	—	—	—	—
Golf course and other revenue	—	2,525	—	—	2,525
Total revenue	—	79,853	—	—	79,853
Cost of home sale revenues
Cost of homes sales revenues	—	58,197	—	—	58,197
Cost of land sales revenues	—	—	—	—	—
Cost of golf course and other revenue	—	2,154	—	—	2,154
Selling, general and administrative	3,276	8,044	—	—	11,320
Total operating costs and expenses	3,276	68,395	—	—	71,671
Operating income	(3,276)	11,458	—	—	8,182
Other income (expense)
Equity in earnings from consolidated subsidiaries	7,627	—	—	(7,627)	—
Interest income	—	68	—	—	68
Interest expense	—	(11)	—	—	(11)
Acquisition expense	(408)	—	—	—	(408)
Other income	—	129	—	—	129
Gain on disposition of assets	—	89	—	—	89
Income before income tax expense	3,943	11,733	—	(7,627)	8,049
Income tax expense	(1,395)	4,106	—	—	2,711
Net income	$5,338	$7,627	$—	$(7,627)	$5,338

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$341,143	$—	$—	$341,143
Land sales revenues	—	370	—	—	370
Golf course and other revenue	—	3,979	—	—	3,979
Total revenue	—	345,492	—	—	345,492
Costs and expenses
Cost of homes sales revenues	—	275,031	—	—	275,031
Cost of land sales revenues	—	365	—	—	365
Cost of golf course and other revenue	—	3,168	—	—	3,168
Selling, general and administrative	10,440	33,304	—	—	43,744
Total operating costs and expenses	10,440	311,868	—	—	322,308
Operating income	(10,440)	33,624	—	—	23,184
Other income (expense)
Equity in earnings from consolidated subsidiaries	22,347	—	—	(22,347)	—
Interest income	30	7	—	—	37
Interest expense	—	(6)	—	—	(6)
Acquisition expense	(15)	—	—	—	(15)
Other income	—	625	—	—	625
Gain on disposition of assets	—	130	—	—	130
Income before income tax expense	11,922	34,380	—	(22,347)	23,955
Income tax expense	(4,227)	12,033	—	—	7,806
Net income	$16,149	$22,347	$—	$(22,347)	$16,149

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$126,999	$—	$—	$126,999
Land sales revenues	—	—	—	—	—
Golf course and other revenue	—	2,525	—	—	2,525
Total revenue	—	129,524	—	—	129,524
Cost of home sale revenues
Cost of homes sales revenues	—	95,470	—	—	95,470
Cost of land sales revenues	—	—	—	—	—
Cost of golf course and other revenue	—	2,154	—	—	2,154
Selling, general and administrative	5,320	13,003	—	—	18,323
Total operating costs and expenses	5,320	110,627	—	—	115,947
Operating income	(5,320)	18,897	—	—	13,577
Other income (expense)
Equity in earnings from consolidated subsidiaries	12,590		—	(12,590)	—
Interest income	—	137	—	—	137
Interest expense	—	(11)	—	—	(11)
Acquisition expense	(803)	—	—	—	(803)
Other income	—	257	—	—	257
Gain on disposition of assets	—	89	—	—	89
Income before income tax expense	6,467	19,369	—	(12,590)	13,246
Income tax expense	(2,240)	6,779	—	—	4,539
Net income	$8,707	$12,590	$—	$(12,590)	$8,707

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash used in operating activities	$(5,139)	$(67,021)	$—	$—	$(72,160)
Net cash used in investing activities	$(83,969)	$(796)	$—	$83,760	$(1,005)
Financing activities
Borrowings under revolving credit facilities	$75,000	$—	$—	$—	$75,000
Payments on revolving credit facilities	(55,000)	—	—	—	(55,000)
Proceeds from issuance of senior notes	58,956	—	—	—	58,956
Proceeds from issuance of insurance premium notes	—	448	—	—	448
Principal payments on notes payable	—	(4,570)	—	—	(4,570)
Debt issuance costs	(1,784)	—	—	—	(1,784)
Repurchases of common stock upon vesting of restricted stock awards	(717)	—	—	—	(717)
Payments from (and advances to) parent/subsidiary	—	83,760	—	(83,760)	—
Net cash provided by financing activities	$76,455	$79,638	$—	$(83,760)	$72,333
Net increase (decrease) in cash and cash equivalents	$(12,653)	$11,821	$—	$—	$(832)
Cash and cash equivalents
Beginning of period	$22,710	$10,752	$—	$	$33,462
End of period	$10,057	$22,573	$—	$—	$32,630

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(836)	$(51,285)	$—	$—	$(52,121)
Net cash used in investing activities	$(221,004)	$(165,410)	$—	$221,004	$(165,410)
Financing activities
Borrowings under revolving credit facilities	$99,000	$—	$—	$—	$99,000
Payments on revolving credit facilities	(99,000)		—		(99,000)
Proceeds from issuance of senior notes	198,478				198,478
Principal payments on notes payable	—	(263)	—	—	(263)
Debt issuance costs	(5,132)	—	—	—	(5,132)
Net proceeds from issuances of common stock	82,141		—		82,141
Excess tax benefit on stock-based compensation	32				32
Payments from (and advances to) parent/subsidiary	—	221,004	—	(221,004)	—
Net cash provided by financing activities	$275,519	$220,741	$—	$(221,004)	$275,256
Net increase (decrease) in cash and cash equivalents	$53,679	$4,046	$—	$—	$57,725
Cash and cash equivalents
Beginning of period	106,614	3,384	—	—	109,998
End of period	$160,293	$7,430	$—	$—	$167,723

17. Subsequent Events

On July 31, 2015, we entered into a First Modification Agreement (the “First Modification Agreement”) with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of the Company party thereto.  The First Modification Agreement modifies the Credit Agreement, which provided us with a revolving line of credit of up to $120 million.  The First Modification Agreement, among other things, (i) increases the Credit Facility from $120 million to $200 million, (ii) extends the maturity date of the Credit Facility from October 21, 2017 to October 21, 2018, (iii) admits Bank of America, N.A. as a new lender under the Credit Facility, and (iv) provides an option for the Company to request, from time to time, an additional increase in the amount of the Credit Facility of up to $100 million, subject to the terms and conditions of the First Modification Agreement and the Credit Agreement.

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

Results of Operations

During the three months ended June 30, 2015, we delivered 636 homes, with an average sales price of $293.7 thousand. During the same period, we generated approximately $186.8 million in home sales revenues, approximately $14.4 million in income before income tax expense, and approximately $9.8 million in net income. During the six months ended June 30, 2015, we delivered 1,178 homes, with an average sales price of $289.6 thousand. During the same period, we generated approximately $341.1 million in home sales revenues, approximately $24.0 million in income before income tax expense, and approximately $16.1 million in net income. For the three and six months ended June 30, 2015, our net sales orders totaled 718 and 1,424 homes, a 155.5% and 221.4% increase over the same periods in 2014, respectively. On June 30, 2015, we had a backlog of 1,005 sold but unclosed homes, a 155.1% increase over the same period in 2014, consisting of approximately $348.0 million in sales value, a 107.3% increase over the same period in 2014.  Our results of operations are significantly impacted by our acquisitions of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”) in November 2014, Grand View Builders (which we refer to as “Grand View”) in August 2014, and Las Vegas Land Holdings, LLC (which we refer to as “LVLH”) in April 2014. Subsequent to our acquisitions, these operations are our Atlanta, Houston and Nevada operating segments, respectively.

The following table summarizes our results of operation for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$186,808	$77,328	$341,143	$126,999
Land sales revenues	370	—	370	—
Golf course and other revenue	1,876	2,525	3,979	2,525
Total revenue	189,054	79,853	345,492	129,524
Costs and expenses
Cost of home sales revenues	150,225	58,197	275,031	95,470
Cost of land sales revenues	365	—	365	—
Cost of golf course and other revenue	1,662	2,154	3,168	2,154
Selling, general, and administrative	22,812	11,320	43,744	18,323
Total operating costs and expenses	175,064	71,671	322,308	115,947
Operating income	13,990	8,182	23,184	13,577
Other income (expense):	441	(133)	771	(331)
Income before income tax expense	14,431	8,049	23,955	13,246
Income tax expense	$4,633	$2,711	$7,806	$4,539
Net income	9,798	5,338	16,149	8,707
Earnings per share:
Basic and diluted	$0.46	$0.30	$0.76	$0.50

Other Operating Information (dollars in thousands):
Number of homes delivered	636	198	1,178	326
Average sales price of homes delivered	$293.7	$390.5	$289.6	$389.6

Homebuilding gross margin percentage	19.6%	24.7%	19.4%	24.8%
Cancellation rate	19%	17%	19%	16%
Backlog at end of period, number of homes	1,005	394	1,005	394
Backlog at end of period, aggregate sales value	$347,970	$167,818	$347,970	$167,818
Average sales price of homes in backlog	$346.2	$425.9	$346.2	$425.9
Net new home contracts	718	281	1,424	443
Selling communities at period end	89	36	89	36
Average selling communities	88	32	85	28
Total owned and controlled lot inventory	13,288	9,852	13,288	9,852

Home Sales Revenues and Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the three and six months ended June 30, 2015 and 2014:

New homes delivered
	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
Atlanta	319	—	NM	NM	574	—	NM	NM
Central Texas	36	30	6	20.0%	75	56	19	33.9%
Colorado	187	114	73	64.0%	330	216	114	52.8%
Houston	32	—	NM	NM	92	—	NM	NM
Nevada	62	54	8	14.8%	107	54	53	98.1%
Total	636	198	438	221.2%	1,178	326	852	261.3%

Average sales price of homes
delivered (in thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
Atlanta	$220.3	—	NM	NM	$221.1	—	NM	NM
Central Texas	$449.1	$415.5	$33.6	8.1%	$442.7	$469.4	$(26.7)	(5.7)%
Colorado	$402.7	$424.1	$(21.4)	(5.0)%	$397.4	$389.8	$7.6	1.9%
Houston	$221.4	—	NM	NM	$190.1	—	NM	NM
Nevada	$290.1	$305.8	$(15.7)	(5.1)%	$303.0	$305.8	$(2.8)	(0.9)%
Total	$293.7	$390.5	$(96.8)	(24.8)%	$289.6	$389.6	$(100.0)	(25.7)%

NM - Not meaningful.

We generated $186.8 and $341.1 million in home sales revenues during the three and six months ended June 30, 2015, respectively.  This represents a 141.6% and 168.6% increase as compared to the three and six months ended June 30, 2014 where we generated $77.3 and $127.0 million in home sales revenues, respectively.  The increase in home sales revenues is primarily a result of an increase of 221.2% and 261.3% in the number of homes delivered for the three and six months ended June 30, 2015, respectively, as compared to the previous year, which is partially offset by a decrease in average sales price. The increase in deliveries was driven by our acquisitions of Peachtree, Grand View, and LVLH, which comprise our Atlanta, Houston, and Nevada operating segments, respectively.

Our average sales price decreased 24.8% to $293.7 thousand for the three months ended June 30, 2015, and decreased 25.7% to $289.6 thousand for the six months ended June 30, 2015, as compared to the same periods in 2014.  The decrease is primarily a result of the lower average sales prices in our new Atlanta, Houston, and Nevada operating segments.

Cost of Home Sales Revenues

Cost of home sales revenues increased $92.0 million, or 158.1%, for the three months ended June 30, 2015, and $180.0 million, or 188.1%, for the six months ended June 30, 2015, as compared to the same period in 2014. The increase in cost of home sales revenues was a result of the increase in deliveries discussed above which were driven by the addition of our Atlanta, Houston, and Nevada operating segments.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three and six months ended June 30, 2015 to 19.6% and 19.4% as compared to 24.7% and 24.8% for the three and six months ended June 30, 2014, respectively.  The decrease is primarily driven by our entry into the Atlanta and Houston markets, which have lower average sales prices and lower average homebuilding gross margins than our existing markets, and the impact of an increase of previously capitalized interest costs in cost of sales as a result of higher outstanding debt balances, as well as, the impact of purchase price accounting for acquired work in process inventory.

In the following table, we calculate our homebuilding gross margins adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended June 30,
	2015	%	2014	%

Home sales revenues	$186,808	100.0%	$77,328	100.0%
Cost of home sales revenues	150,225	80.4%	58,197	75.3%
Gross margin from home sales	36,583	19.6%	19,131	24.7%
Add: Interest in cost of home sales revenues	2,830	1.5%	452	0.6%
Adjusted homebuilding gross margin excluding interest (1)	39,413	21.1%	19,583	25.3%
Add: Purchase price accounting for acquired work in process inventory	414	0.2%	919	1.2%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$39,827	21.3%	$20,502	26.5%

	Six Months Ended June 30,
	2015	%	2014	%

Home sales revenues	$341,143	100.0%	$126,999	100.0%
Cost of home sales revenues	275,031	80.6%	95,470	75.2%
Gross margin from home sales	66,112	19.4%	31,529	24.8%
Add: Interest in cost of home sales revenues	4,451	1.3%	528	0.4%
Adjusted homebuilding gross margin excluding interest (1)	70,563	20.7%	32,057	25.2%
Add: Purchase price accounting for acquired work in process inventory	2,441	0.7%	1,107	0.9%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$73,004	21.4%	$33,164	26.1%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 21.3% and 21.4% for the three and six months ended June 30, 2015 as compared to 26.5% and 26.1% for the three and six months ended June 30, 2014, respectively. The decrease in adjusted homebuilding gross margin is primarily from entering the Atlanta and Houston markets, which have lower average sales prices and lower average homebuilding gross margins than our existing markets.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Gross Margin on Land Sales

During the three months ended June 30, 2015, we disposed of land for $0.4 million, which had a carrying basis of $0.4 million.

Gross Margin on Golf Course and Other

In our Nevada operating segment, we are the operators of two golf courses within our Rhodes Ranch and Tuscany communities. We generated approximately $1.9 million and $4.0 million in revenue during the three and six months ended June 30, 2015, respectively, which was partially offset by costs associated with the courses of $1.7 million and $3.2 million for the three and six months ended June 30, 2015, respectively.

On May 26, 2015, we disposed of the operations of the golf course in our Tuscany community in our Nevada operating segment for total consideration of $4.0 million, which included $1.0 million in cash and a $3.0 million secured note, and resulted in a gain of $2 thousand. The secured note accrues interest at rates ranging from 4.5% to 5.5% per annum and requires monthly payments of principal and interest with a balloon payment of $2.5 million of principal in May of 2020.

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option requires closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2015.

Selling, General and Administrative Expense

	Three Months Ended
	June 30,		Increase
	2015	2014	Amount	%
Selling, general and administrative	$22,812	$11,320	$11,492	101.5%
As a percentage of homes sales revenue	12.2%	14.6%

	Six Months Ended
	June 30,		Increase
	2015	2014	Amount	%
Selling, general and administrative	$43,744	$18,323	$25,421	138.7%
As a percentage of homes sales revenue	12.8%	14.4%

Our selling, general and administrative costs increased $11.5 million for the three months ended June 30, 2015 as compared to the same period in the previous year. The increase for the three months ended June 30, 2015 was primarily attributable to the following: (1) an increase of $3.4 million in our compensation-related expenses, including incentive compensation, resulting largely from a 97.0% increase in our headcount to 461 employees as of June 30, 2015 compared to 234 employees as of June 30, 2014, (2) an increase of $5.0 million in commission expense to $7.2 million for the three months ended June 30, 2015, resulting from a 141.6% increase in home sales revenues, (3) an increase of $0.2 million related to advertising costs associated with our increased number of active communities, (4) an increase of $0.6 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Peachtree, Grand View, and LVLH, and (5) moderate increases in outside professional services, insurance, legal, and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company, partially offset by a reduction to selling, general and administrative for the three months ended June 30, 2015 of $0.5 million to adjust the carrying value of the earnout liability to fair value.

Our selling, general and administrative costs increased $25.4 million for the six months ended June 30, 2015 as compared to the same period in the previous year. The increase for the six months ended June 30, 2015 was primarily attributable to the following: (1) an increase of $8.6 million in our compensation-related expenses, including incentive compensation, resulting largely from the increase in headcount to 461 employees as of June 30, 2015 compared to 234 employees as of June 30, 2014, (2) an increase of $10.3 million in commission expense to $14.0 million for the six months ended June 30, 2015, resulting from a 168.6% increase in home sales revenues, (3) an increase of $0.7 million related to advertising costs associated with our increased number of active communities, (4) an increase of $1.1 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Peachtree, Grand View, and LVLH, and (5) moderate increases in outside professional services, insurance, legal, and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company, partially offset by a reduction to selling, general and administrative for the six months ended June 30, 2015 of $0.7 million to adjust the carrying value of the earnout liability to fair value.

Other Income (Expense)

Other income (expense) increased by $0.6 million to income of $0.4 million and increased by $1.1 million to income of $0.8 million for the three and six months ended June 30, 2015, respectively, from expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively. The increase was primarily driven by a decrease in acquisition related expenses during the three and six months ended June 30, 2015 as compared to the same period in the prior year, as well as an increase in forfeited deposit income.

Income Tax Expense

Our income tax expense for the three and six months ended June 30, 2015 was $4.6 million and $7.8 million, respectively, as compared to $2.7 million and $4.5 million for the three and six months ended June 30, 2014, respectively.  Our income tax expense for the three and six months ended June 30, 2015 is based on our estimated annual effective tax rate of approximately 34.4% and certain discreet items, which benefited our effective tax rate by approximately 1.9% and 1.4% for the three and six months ended June 30, 2015, respectively.

Other Homebuilding Operating Data

	Three Months Ended				Six Months Ended
Net new home contracts	June 30,		Increase		June 30,		Increase

	2015	2014	Amount	% Change	2015	2014	Amount	% Change
Atlanta	329	—	NM	NM	660	—	NM	NM
Central Texas	50	40	10	25.0%	112	65	47	72.3%
Colorado	221	153	68	44.4%	430	290	140	48.3%
Houston	37	—	NM	NM	64	—	NM	NM
Nevada	81	88	(7)	(8.0)%	158	88	70	79.5%
Total	718	281	437	155.5%	1,424	443	981	221.4%

NM - Not meaningful.

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2015 increased by 437 homes, or 155.5%, to 718, compared to 281 for the three months ended June 30, 2014. For the six months ended June 30, 2015 net new home contracts increased by 981 homes, or 221.4%, to 1,424, compared to 443 for the six months ended June 30, 2014. The increase in our net new home contracts was driven by our entry into the Atlanta, Houston, and Nevada markets through the acquisitions of Peachtree, Grand View, and LVLH, in November 2014, August 2014, and April 2014, respectively. Our Atlanta, Houston, and Nevada operating segments contributed 329, 37, and 81 net new home contracts, respectively, during the three months ended June 30, 2015, and contributed 660, 64, 158 net new home contracts, respectively, during the six months ended June 30, 2015. Additionally, we experienced an increase in our Central Texas and Colorado segments of 25.0% and 44.4% for the three months ended June 30, 2015, respectively, and 72.3% and 48.3% for the six months ended June 30, 2015, respectively, as a result of an increase in selling communities as compared to the same periods in 2014.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three and six months ended June 30, 2015 was an average of 8.2 and 16.7 per selling community (2.7 and 2.8 monthly), respectively, compared to an average of 8.8 and 16.1 per selling community (2.9 and 2.7 monthly), respectively, for the three and six months ended June 30, 2014. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 19% for the three and six months ended June 30, 2015, compared to 17% and 16% for the three and six months ended June 30, 2014, respectively. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

Selling communities at period end	As of June 30,		Increase
	2015	2014	Amount	% Change

Atlanta	31	—	NM	NM
Central Texas	13	9	4	44.4%
Colorado	31	24	7	29.2%
Houston	9	—	NM	NM
Nevada	5	3	2	66.7%
Total	89	36	53	147.2%

NM - Not meaningful.

Our selling communities increased by 53 communities, or 147.2%, to 89 communities at June 30, 2015, as compared to June 30, 2014.  The increase is driven by our acquisitions of Peachtree and Grand View during 2014 that now comprise our Atlanta and Houston operating segments, respectively, which contributed an aggregate of 40 communities as of June 30, 2015. Our Central Texas and Colorado operating segments increased communities by 44.4% and 29.2%, respectively, as a result of our land acquisition activity.

	As of June 30,
Backlog	2015			2014			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	409	$94,875	$232.0	—	$—	—	NM	NM	NM
Central Texas	128	60,373	$471.7	101	51,429	$509.2	26.7%	17.4%	(7.4)%
Colorado	318	145,945	$458.9	202	88,325	$437.3	57.4%	65.2%	4.9%
Houston	66	18,229	$276.2	—	—	—	NM	NM	NM
Nevada	84	28,549	$339.9	91	28,064	$308.4	(7.7)%	1.7%	10.2%
Total / Weighted Average	1,005	$347,970	$346.2	394	$167,818	$425.9	155.1%	107.3%	(18.7)%

NM - Not meaningful.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At June 30, 2015, we had 1,005 homes in backlog with a total value of $348.0 million, which represents an increase of 155.1% and 107.3%, respectively, as compared to June 30, 2014.  The increase is primarily attributable to our acquisitions of our Atlanta and Houston operating segments during 2014 which contributed 409 and 66 homes, respectively, to backlog at June 30, 2015.  Our Central Texas and Colorado operating segments also experienced an increase of 26.7% and 57.4% in the number of homes in backlog, respectively, as compared to June 30, 2014.  The increase is a result of the increased number of selling communities discussed above.

Our average sales price of homes in backlog decreased from $425.9 thousand as of June 30, 2014 to $346.2 thousand as of June 30, 2015.  The decrease in the average sales price of homes in backlog is the result of the inclusion of our Atlanta and Houston operating segments, which generally have a lower price point than our Central Texas, Colorado and Nevada operating segments.

	As of June 30,
Lots owned and	2015			2014			% Change

controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	1,512	3,926	5,438	—	—	—	NM	NM	NM
Central Texas	1,232	282	1,514	815	2,295	3,110	51.2%	(87.7)%	(51.3)%
Colorado	3,069	693	3,762	2,847	2,097	4,944	7.8%	(67.0)%	(23.9)%
Houston	318	194	512	—	—	—	NM	NM	NM
Nevada	1,869	193	2,062	1,798	—	1,798	3.9%	100.0%	14.7%
Total	8,000	5,288	13,288	5,460	4,392	9,852	46.5%	20.4%	34.9%

NM - Not meaningful.

As a result of our business acquisitions and land acquisition strategy, we increased our lots owned and controlled by 34.9% from 9,852 at June 30, 2014 to 13,288 at June 30, 2015.

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended June 30, 2015 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

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

As of June 30, 2015, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

For the six months ended June 30, 2015 and June 30, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $72.2 million during the six months ended June 30, 2015 from net cash used of $52.1 million during the six months ended June 30, 2014. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $80.9 million during the six months ended June 30, 2015, compared to a net outflow of $58.1 million during the six months ended June 30, 2014, primarily driven by the increase in land acquisition, land development and homes under construction, partially offset by the increase in home closings.  We also had net cash used by working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities of $10.5 million for the six months ended June 30, 2015, as compared to $3.9 million used by working capital items for the six months ended June 30, 2014.  This increase is a result of our overall growth during the period.

•

Net cash used in investing activities was $1.0 million during the six months ended June 30, 2015, compared to $165.4 million used during the six months ended June 30, 2014. The decrease relates to the acquisition of LVLH during the six months ended June 30, 2014.

•

Net cash provided by financing activities was $72.3 million during the six months ended June 30, 2015, compared to net cash provided by financing activities of $275.3 million during the six months ended June 30, 2014. The decrease in cash provided by financing activities is a result of significant financing activities which occurred during the six months ended June 30, 2014, including the issuance of $200 million in aggregate principal amount of our Initial Senior Notes in May of 2014, resulting in proceeds of $198.5 million, and our initial public offering of our common stock in June of 2014, which resulted in net proceeds of $82.1 million. During the six months ended June 30, 2015, significant financing activities included the net draws of $20.0 million on our revolving credit facility and the issuance of $60 million in aggregate principal amount of our Additional  Senior Notes, which resulted in proceeds of $59.0 million.

As of June 30, 2015, our cash balance was $32.6 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2015, we had outstanding options for 1,567 lots totaling $78.7 million, and had $4.1 million of non-refundable cash deposits pertaining to land option contracts.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of June 30, 2015 and December 31, 2014, we had $39.3 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Subsequent Events

On July 31, 2015, we entered into a First Modification Agreement (the “First Modification Agreement”) with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of the Company party thereto.  The First Modification Agreement modifies the Credit Agreement, which provided us with a revolving line of credit of up to $120 million.  The First Modification Agreement, among other things, (i) increases the Credit Facility from $120 million to $200 million, (ii) extends the maturity date of the Credit Facility from October 21, 2017 to October 21, 2018, (iii) admits Bank of America, N.A. as a new lender under the Credit Facility, and (iv) provides an option for the Company to request, from time to time, an additional increase in the amount of the Credit Facility of up to $100 million, subject to the terms and conditions of the First Modification Agreement and the Credit Agreement.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and six months ended June 30, 2015 and 2014. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,

	2015	2014	% Change	2015	2014	% Change

Net income	$9,798	$5,338	83.6%	$16,149	$8,707	85.5%
Income tax expense	4,633	2,711	70.9%	7,806	4,539	72.0%
Interest in cost of home sales revenues	2,830	452	526.1%	4,451	528	743.0%
Interest expense	3	11	(72.7)%	6	11	(45.5)%
Depreciation and amortization expense	1,282	707	81.3%	2,270	1,190	90.8%
EBITDA	18,546	9,219	101.2%	30,682	14,975	104.9%
Purchase price accounting for acquired work in process inventory	414	919	(55.0)%	2,441	1,107	120.5%
Adjusted EBITDA	$18,960	$10,138	87.0%	$33,123	$16,082	106.0%

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

As of June 30, 2015, the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures to, among other matters, detect any material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  As of June 30, 2015, we continued to remediate previously identified material weaknesses related to the period-end financial reporting and information technology processes. Once fully implemented, the new and enhanced controls will need to operate for a sufficient amount of time in order for management to conclude that the material weaknesses have been remediated.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes during the quarter ended June 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended June 30, 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April
Purchased 4/1 through 4/30	—	—	N/A	N/A
May
Purchased 5/1 through 5/31	33,358	$19.58	N/A	N/A
June
Purchased 6/1 through 6/30	3,183	$20.17	N/A	N/A
Total	36,541	$19.63

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX
3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference herein from Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)

3.2

Bylaws of the Company, as amended (incorporated by reference herein from Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)

4.1

Third Supplemental Indenture, dated as of April 9, 2015, by and among the Company, the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference herein from Exhibit 4.4 to the Company’s Current Report on Form 8-K previously filed with the SEC on April 10, 2015)

10.1

Purchase Agreement, dated April 6, 2015, among the Company, the Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the SEC on April 10, 2015)

10.2

Registration Rights Agreement, dated as of April 9, 2015, among the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed with the SEC on April 10, 2015)

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

Century Communities, Inc.

Date: August 6, 2015	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Chief Executive Officer)

Date: August 6, 2015	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)