Form 10-Q
period 2015-11-05
Century Communities, Inc.
filed 2015-11-06
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On November 2, 2015,  21,304,139 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three and nine months ended September 30, 2015

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$12,785	$33,462
Accounts receivable	29,561	13,799
Inventories	741,554	556,323
Prepaid expenses and other assets	36,634	28,796
Property and equipment, net	7,365	12,471
Deferred tax asset, net	5,363	1,359
Amortizable intangible assets, net	5,428	8,632
Goodwill	21,365	21,137
Total assets	$860,055	$675,979
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$8,303	$17,135
Accrued expenses and other liabilities	94,484	64,029
Notes payable and revolving line of credit	362,326	229,610
Total liabilities	465,113	310,774
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,306,722 and 20,875,547 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	213	209
Additional paid-in capital	339,574	336,573
Retained earnings	55,155	28,423
Total stockholders' equity	394,942	365,205
Total liabilities and stockholders' equity	$860,055	$675,979

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Home sales revenues	$179,775	$90,735	$520,918	$217,734
Land sales revenues	2,257	—	2,627	—
Golf course and other revenue	700	1,226	4,679	3,750
Total revenue	182,732	91,961	528,224	221,484
Costs and expenses
Cost of home sales revenues	141,452	70,896	416,483	166,367
Cost of land sales revenues	2,250	—	2,615	—
Cost of golf course and other revenue	1,046	2,175	4,214	4,329
Selling, general, and administrative	22,175	12,584	65,919	30,906
Total operating costs and expenses	166,923	85,655	489,231	201,602
Operating income	15,809	6,306	38,993	19,882
Other income (expense):
Interest income	51	130	88	267
Interest expense	(2)	(2)	(8)	(13)
Acquisition expense	(323)	(119)	(338)	(923)
Other income	434	327	1,059	585
Gain (loss) on disposition of assets	(24)	55	106	145
Income before income tax expense	15,945	6,697	39,900	19,943
Income tax expense	5,362	2,570	13,168	7,109
Net income	$10,583	$4,127	$26,732	$12,834

Earnings per share:
Basic and diluted	$0.50	$0.19	$1.26	$0.68
Weighted average common shares outstanding:
Basic and diluted	20,601,218	21,133,708	20,556,146	18,635,986

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$26,732	$12,834
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,512	1,790
Stock-based compensation expense	3,865	1,453
Deferred income tax benefit	(4,004)	(1,631)
Excess tax benefit on stock-based compensation	—	(37)
Gain on disposition of assets	(106)	(145)
Changes in assets and liabilities:
Accounts receivable	(15,762)	(11,094)
Inventories	(156,544)	(116,078)
Prepaid expenses and other assets	1,668	(10,894)
Accounts payable	(8,766)	(285)
Accrued expenses and other liabilities	2,502	14,816
Net cash used in operating activities	(146,903)	(109,271)
Investing activities
Purchases of property and equipment	(4,204)	(393)
Proceeds on sale of assets	1,441	—
Proceeds from secured note receivable	76	—
Acquisitions of businesses	—	(178,235)
Net cash used in investing activities	(2,687)	(178,628)
Financing activities
Borrowings under revolving credit facilities	135,000	99,000
Payments on revolving credit facilities	(55,000)	(99,000)
Proceeds from issuance of senior notes	58,956	198,478
Proceeds from issuances of notes payable	448	5,894
Principal payments on notes payable	(6,815)	(1,562)
Debt issuance costs	(2,817)	(5,132)
Net proceeds from issuances of common stock	—	81,890
Repurchases of common stock upon vesting of restricted stock awards	(859)	—
Excess tax benefit on stock-based compensation	—	37
Net cash provided by financing activities	128,913	279,605
Net decrease in cash and cash equivalents	$(20,677)	$(8,294)
Cash and cash equivalents
Beginning of period	33,462	109,998
End of period	$12,785	$101,704
Non-cash investing and financing information
Secured note receivable from sale of Tuscany golf course	$3,000	$—
Supplemental cash flow disclosure
Cash paid for income taxes	$18,439	$13,289
Cash paid for interest, net of amounts capitalized	$8	$13

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” for public entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact ASU 2015-14 will have on our consolidated financial statements. We do not intend to adopt ASU 2015-14 early.

In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. Specifically, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 will not have a material effect on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).” ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively account for measurement period adjustments. The update is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  ASU 2015-14 should be applied prospectively to adjustments to provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. We do not intend to adopt ASU 2015-16 early, and the adoption thereof is not expected to have a material effect on our consolidated financial statements.

2. Reporting Segments

We have identified our Atlanta, Central Texas, Colorado, Houston, and Nevada divisions as reportable operating segments.  Corporate is a non-operating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.

The following tables summarize total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
Atlanta	$61,175	$—	$188,075	$—
Central Texas	19,186	16,460	52,759	42,746
Colorado	60,566	40,291	191,694	124,490
Houston	9,354	7,365	26,844	7,365
Nevada	32,451	27,845	68,852	46,883
Total revenue	$182,732	$91,961	$528,224	$221,484

Income before income tax expense:
Atlanta	$4,195	$—	$13,999	$—
Central Texas	463	2,172	3,713	4,287
Colorado	9,806	5,620	27,325	19,856
Houston	(59)	(87)	(713)	(87)
Nevada	5,108	2,731	9,878	5,412
Corporate	(3,568)	(3,739)	(14,302)	(9,525)
Total income before income tax expense	$15,945	$6,697	$39,900	$19,943

The following table summarizes total assets by operating segment (in thousands):

	September 30,	December 31,
	2015	2014
Atlanta	$150,910	$75,434
Central Texas	114,239	85,083
Colorado	306,642	280,361
Houston	47,787	28,875
Nevada	216,624	168,401
Corporate	23,853	37,825
Total assets	$860,055	$675,979

Corporate assets include certain cash and cash equivalents, prepaid insurance, deferred financing costs, and certain property and equipment.

3. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2015	2014
Homes under construction	$392,062	$250,104
Land and land development	331,036	294,917
Capitalized interest	18,456	11,302
Total inventories	$741,554	$556,323

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2015	2014
Prepaid insurance	$5,886	$8,481
Lot option and escrow deposits	6,318	4,716
Performance deposits	3,526	5,365
Deferred financing costs, net	8,112	6,378
Restricted cash	809	518
Secured note receivable	2,971	—
Assets held for sale	5,769	—
Other	3,243	3,338
Total prepaid expenses and other assets	$36,634	$28,796

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2015	2014
Earnest money deposits	$7,901	$6,703
Warranty reserve	2,670	2,194
Accrued compensation costs	8,315	6,632
Land development and home construction accruals	64,228	34,994
Accrued interest	6,977	1,935
Income taxes payable	—	217
Real estate taxes payable	130	3,875
Earnout liability	504	2,426
Liabilities related to assets held for sale	338	—
Other	3,421	5,053
Total accrued expenses and other liabilities	$94,484	$64,029

6. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.1 million and $0.7 million during the three and nine months ended September 30, 2015,  respectively, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations. The following table summarizes the changes in our warranty accrual for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$2,432	$1,546	$2,194	$1,150
Warranty reserves assumed in business combinations	—	200	—	341
Warranty expense provisions	668	715	2,097	1,354
Payments	(318)	(347)	(913)	(731)
Warranty adjustment	(112)	—	(708)	—
Ending balance	$2,670	$2,114	$2,670	$2,114

7. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
6.875% senior notes	$257,777	$198,605
Revolving line of credit	100,000	20,000
Land development notes	3,528	5,737
Insurance premium notes	1,021	5,135
Capital lease obligations	—	133
Total notes payable and revolving line of credit	$362,326	$229,610

6.875% senior notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of 6.875% senior notes due 2022 (which we refer to as the “Initial Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended

(which we refer to as the “Securities Act”).  The Initial Senior Notes were issued at a price equal to 99.239% of their principal amount, and we received net proceeds of approximately $193.3 million.  In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Initial Exchange Notes”), for all of the Initial Senior Notes.  The terms of the Initial Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Initial Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Senior Notes do not apply to the Initial Exchange Notes.

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “Additional Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The Additional Senior Notes were issued at a price equal to 98.26% of their principal amount, and we received net proceeds of approximately $58.5 million.  The Additional Senior Notes are additional notes issued under the indenture pursuant to which the initial $200 million in aggregate principal amount of Initial Senior Notes were issued.  In connection with the sale and issuance of the Additional Senior Notes, we entered into a registration rights agreement pursuant to which we agreed to effect a registered offer to exchange the Additional Senior Notes for new senior notes (which we refer to as the “Additional Exchange Notes”) having terms substantially identical in all material respects to the Additional Senior Notes, except that the Additional Exchange Notes will be registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Additional Senior Notes will not apply to the Additional Exchange Notes.

The Initial Exchange Notes and the Additional Senior Notes have substantially identical terms and are treated as a single series of notes under the indenture.  Following consummation of the exchange offer contemplated under the registration rights agreement, the Additional Exchange Notes will bear the same CUSIP number as the Initial Exchange Notes and will be fungible with the Initial Exchange Notes.  We refer to the Initial Exchange Notes and the Additional Senior Notes, collectively, as the “Senior Notes.”  The Senior Notes carry a coupon of 6.875% per annum.  The Senior Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The Senior Notes contain certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Senior Notes is due May 2022, with interest only payments due semi-annually in May and November of each year.

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

On July 31, 2015, we entered into a First Modification Agreement, which modified the Credit Agreement.  The First Modification Agreement, among other things, (i) increases the Credit Facility from $120 million to $200 million, (ii) extends the maturity date of the Credit Facility from October 21, 2017 to October 21, 2018, (iii) admits Bank of America, N.A. as a new lender under the Credit Facility, and (iv) provides an option for the Company to request, from time to time, an additional increase in the amount of the Credit Facility of up to $100 million, subject to the terms and conditions of the First Modification Agreement and the Credit Agreement.

Unless terminated earlier, on October 21, 2018, the maturity date of the Revolving Credit Facility, the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date.  Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to LIBOR plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum.

At September 30, 2015, we had $100 million outstanding under the Credit Agreement, which accrued interest at 2.95%.

Other financing obligations

The Company has four land development notes with maturity dates ranging from October 2015 to April 2016, with interest only payments ranging from 0.5% to 5.0%, and four insurance premium notes which accrue interest at 3.89% and have maturity dates ranging from November 2015 to March 2016.

As of September 30, 2015, we had $3.5 million and $1.0 million of outstanding land development notes and insurance premium notes, respectively.

8. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2015 and 2014, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest capitalized beginning of period	$15,741	$5,850	$11,302	$2,820
Interest capitalized during period	5,189	3,894	14,079	7,452
Less: capitalized interest in cost of sales	(2,474)	(755)	(6,925)	(1,283)
Interest capitalized end of period	$18,456	$8,989	$18,456	$8,989

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

Goodwill includes the anticipated economic value of the acquired workforce. Approximately $1.2 million of goodwill is expected to be deductible for tax purposes.

During the nine months ended September 30, 2015, we recorded measurement period adjustments, which decreased the estimated value of amortizable intangible assets by $0.5 million and decreased the estimated value of inventories by $0.2 million, resulting in an increase in goodwill of $0.7 million.  The measurement period adjustments also resulted in a decrease of $0.1 million for the nine months ended September 30, 2015 to selling, general, and administrative expenses and a reduction of $0.2 million to cost of home sales revenues on the consolidated statements of operations.

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

Goodwill includes the anticipated economic value of the acquired workforce.  Approximately $15.4 million of goodwill is expected to be deductible for tax purposes.

During the nine months ended September 30, 2015, we recorded a measurement period adjustment, which increased the estimated value of amortizable intangible assets and decreased the fair value of goodwill by $0.6 million. The measurement period adjustment also resulted in an increase of $0.1 million for the nine months ended September 30, 2015 to cost of home sales revenues on our consolidated statements of operations.

Pro forma Financial Information

No pro forma financial information is required for the three and nine months ended September 30, 2015, as our acquisitions of LVLH, Grand View, and Peachtree occurred during 2014.

Pro forma financial information for the three and nine months ended September 30, 2014 gives effect to and includes the results of our acquisitions of LVLH, Grand View, and Peachtree as if the acquisitions occurred at January 1, 2014.  Pro forma income before income tax expense adjusts the operating results of LVLH, Grand View, and Peachtree to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented.

The following summarizes pro forma financial information for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Pro forma revenue	$166,876	$416,288
Pro forma income before income tax expense	12,349	32,317
Pro forma income tax expense	4,322	11,311
Pro forma net income	$8,027	$21,006

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and use that rate to provide for income taxes for the current year-to-date reporting period. Accordingly, we recorded income tax expense of $5.4 million, and $2.6 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014,  we recorded $13.2 million and $7.1 million of income tax expense,  respectively. Our income tax expense for the three and nine months ended September 30, 2015 is based on our estimated annual effective tax rate of approximately 34.4% and certain discreet items, which benefited our effective tax rate by approximately 0.8% and 1.4% for the three and nine ended September 30, 2015, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		September 30, 2015		December 31, 2014
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$2,971	$2,984	$—	$—

6.875% senior notes(2)	Level 2	$257,777	$247,000	$198,605	$203,013
Revolving line of credit(3)	Level 2	100,000	100,000	20,000	20,000
Land development notes(4)	Level 2	3,528	3,536	5,737	5,724
Insurance premium notes(3)	Level 2	1,021	1,021	5,135	5,135
Capital lease obligations(3)	Level 2	—	—	133	133
Total notes payable and revolving line of credit		$362,326	$351,557	$229,610	$234,005

Earnout liability(5)	Level 3	$504	$504	$2,426	$2,426

(1)

The estimated fair value of the secured note received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment as of September 30, 2015 was based on a cash flow model discounted at market interest rates that considered the underlying risks of the note.

(2)

Estimated fair value of the Initial Senior Notes at December 31, 2014 was based on a cash flow model discounted at market interest rates that considered underlying risks of the debt. At September 30, 2015, the fair values of the Senior Notes also incorporated recent trading activity of the Exchange Notes and Additional Senior Notes in inactive markets.

(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)

The estimated fair values of the land development notes at September 30, 2015 and December 31, 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

(5)

Recognized in connection with the acquisition of Grand View on August 12, 2014.  A Monte Carlo model was used to value the earnout by simulating earnings, applying the terms of the earnout in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model included a range of forecasted revenue and gross margin scenarios which increased and decreased by 10.1% from our base case and discount rates ranging from 5.1% to 6.3%. We decreased the liability by $1.3 million and $1.9  million during the three and nine months ended September 30, 2015, respectively, to adjust the carrying value of the earnout to fair value. The decrease is included as a reduction to selling, general and administrative expense on our consolidated statement of operations.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

12. Stock-Based Compensation

Our authorized capital stock consists of 100.0 million shares of common stock, $0.01 par value per share, and 50.0 million shares of preferred stock, $0.01 par value. As of September 30, 2015 and December 31, 2014, there were 20.6 and 20.5 million shares of common stock issued and outstanding, respectively, exclusive of the restricted common stock issued. We also have reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards.

During the nine months ended September 30, 2015, we issued 0.5 million shares of restricted common stock awards with a weighted average grant date fair value of $16.92 per share. The awards vest over a three year period from the grant date.

As of September 30, 2015,  0.7 million shares of restricted common stock were unvested, and $10.1 million of unrecognized compensation costs is expected to be recognized over a weighted average period of 2.1 years.

During the three months ended September 30, 2015 and 2014, we recognized stock-based compensation expense of $1.4 million and $0.7 million, respectively. During the nine months ended September 30, 2015 and 2014, we recognized stock-based compensation expense of $3.9 million and $1.5 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net income	$10,583	$4,127	$26,732	$12,834
Less: Undistributed earnings allocated to participating securities	(358)	(70)	(890)	(179)
Net income allocable to common stockholders	$10,225	$4,057	$25,842	$12,655
Denominator
Weighted average common shares outstanding - basic and diluted:	20,601,218	21,133,708	20,556,146	18,635,986
Earnings per share:
Basic and diluted	$0.50	$0.19	$1.26	$0.68

14. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2015 and December 31, 2014, we had $53.7 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option requires closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2015.

16. Supplemental Guarantor Information

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “Initial Senior Notes”).  In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022, which are registered under the Securities Act (which we refer to as the “Initial Exchange Notes”), for all of the Initial Senior Notes sold and issued in the May 2014 private offering.  The terms of the Initial Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Initial Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Senior Notes do not apply to the Initial Exchange Notes.

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “Additional Senior Notes”).  The Additional Senior Notes are additional notes issued under the indenture pursuant to which the Initial Senior Notes and Initial Exchange Notes were issued.  The Initial Exchange Notes and the Additional Senior Notes have substantially identical terms and are treated as a single series of notes under the indenture.  We refer to the Initial Exchange Notes and the Additional Senior Notes, collectively, as the “Senior Notes.”

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

As the guarantees were made in connection with the May 2014 private offering of the Initial Senior Notes and April 2015 private offering of the Additional Senior Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of September 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$4,155	$8,630	$—	$—	$12,785
Accounts receivable	2,260	27,301	—	—	29,561
Investment in subsidiaries	743,534	—	—	(743,534)	—
Inventories	—	741,554	—	—	741,554
Prepaid expenses and other assets	9,348	27,286	—	—	36,634
Property and equipment, net	802	6,563	—	—	7,365
Deferred tax asset, net	5,363	—	—	—	5,363
Amortizable intangible assets, net	—	5,428	—	—	5,428
Goodwill	—	21,365	—	—	21,365
Total assets	$765,462	$838,127	$—	$(743,534)	$860,055
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$121	$8,182	$—	$—	$8,303
Accrued expenses and other liabilities	12,622	81,862	—	—	94,484
Notes payable and revolving line of credit	357,777	4,549	—	—	362,326
Total liabilities	370,520	94,593	—	—	465,113
Stockholders’ equity:	394,942	743,534	—	(743,534)	394,942
Total liabilities and stockholders’ equity	$765,462	$838,127	$—	$(743,534)	$860,055

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,710	$10,752	$—	$—	$33,462
Accounts receivable	1,202	12,597	—	—	13,799
Investment in subsidiaries	558,177	—	—	(558,177)	—
Inventories	—	556,323	—	—	556,323
Prepaid expenses and other assets	7,286	21,510	—	—	28,796
Property and equipment, net	641	11,830	—	—	12,471
Deferred tax asset, net	1,359	—	—	—	1,359
Amortizable intangible assets, net	—	8,632	—	—	8,632
Goodwill	—	21,137	—	—	21,137
Total assets	$591,375	$642,781	$—	$(558,177)	$675,979
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$70	$17,065	$—	$—	$17,135
Accrued expenses and other liabilities	7,495	56,534	—	—	64,029
Notes payable and revolving line of credit	218,605	11,005	—	—	229,610
Total liabilities	226,170	84,604	—	—	310,774
Stockholders’ equity:	365,205	558,177	—	(558,177)	365,205
Total liabilities and stockholders’ equity	$591,375	$642,781	$—	$(558,177)	$675,979

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$179,775	$—	$—	$179,775
Land sales revenues	—	2,257	—	—	2,257
Golf course and other revenue	—	700	—	—	700
Total revenue	—	182,732	—	—	182,732
Costs and expenses
Cost of homes sales revenues	—	141,452	—	—	141,452
Cost of land sales revenues	—	2,250	—	—	2,250
Cost of golf course and other revenue	—	1,046	—	—	1,046
Selling, general and administrative	4,827	17,348	—	—	22,175
Total operating costs and expenses	4,827	162,096	—	—	166,923
Operating income	(4,827)	20,636	—	—	15,809
Other income (expense)
Equity in earnings from consolidated subsidiaries	13,707	—	—	(13,707)	—
Interest income	7	44	—	—	51
Interest expense	—	(2)	—	—	(2)
Acquisition expense	(323)	—	—	—	(323)
Other income	—	434	—	—	434
Loss on disposition of assets	—	(24)	—	—	(24)
Income before income tax expense	8,564	21,088	—	(13,707)	15,945
Income tax expense	(2,019)	7,381	—	—	5,362
Net income	$10,583	$13,707	$—	$(13,707)	$10,583

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$90,735	$—	$—	$90,735
Land sales revenues	—	—	—	—	—
Golf course and other revenue	—	1,226	—	—	1,226
Total revenue	—	91,961	—	—	91,961
Cost of home sale revenues
Cost of homes sales revenues	—	70,896	—	—	70,896
Cost of land sales revenues	—	—	—	—	—
Cost of golf course and other revenue	—	2,175	—	—	2,175
Selling, general and administrative	3,803	8,781	—	—	12,584
Total operating costs and expenses	3,803	81,852	—	—	85,655
Operating income	(3,803)	10,109	—	—	6,306
Other income (expense)
Equity in earnings from consolidated subsidiaries	6,503	—	—	(6,503)	—
Interest income	130	—	—	—	130
Interest expense	—	(2)	—	—	(2)
Acquisition expense	(119)	—	—	—	(119)
Other income	—	327	—	—	327
Gain on disposition of assets	—	55	—	—	55
Income before income tax expense	2,711	10,489	—	(6,503)	6,697
Income tax expense	(1,416)	3,986	—	—	2,570
Net income	$4,127	$6,503	$—	$(6,503)	$4,127

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$520,918	$—	$—	$520,918
Land sales revenues	—	2,627	—	—	2,627
Golf course and other revenue	—	4,679	—	—	4,679
Total revenue	—	528,224	—	—	528,224
Costs and expenses
Cost of homes sales revenues	—	416,483	—	—	416,483
Cost of land sales revenues	—	2,615	—	—	2,615
Cost of golf course and other revenue	—	4,214	—	—	4,214
Selling, general and administrative	15,267	50,652	—	—	65,919
Total operating costs and expenses	15,267	473,964	—	—	489,231
Operating income	(15,267)	54,260	—	—	38,993
Other income (expense)
Equity in earnings from consolidated subsidiaries	36,054	—	—	(36,054)	—
Interest income	37	51	—	—	88
Interest expense	—	(8)	—	—	(8)
Acquisition expense	(338)	—	—	—	(338)
Other income	—	1,059	—	—	1,059
Gain on disposition of assets	—	106	—	—	106
Income before income tax expense	20,486	55,468	—	(36,054)	39,900
Income tax expense	(6,246)	19,414	—	—	13,168
Net income	$26,732	$36,054	$—	$(36,054)	$26,732

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$217,734	$—	$—	$217,734
Land sales revenues	—	—	—	—	—
Golf course and other revenue	—	3,750	—	—	3,750
Total revenue	—	221,484	—	—	221,484
Cost of home sale revenues
Cost of homes sales revenues	—	166,367	—	—	166,367
Cost of land sales revenues	—	—	—	—	—
Cost of golf course and other revenue	—	4,329	—	—	4,329
Selling, general and administrative	8,993	21,913	—	—	30,906
Total operating costs and expenses	8,993	192,609	—	—	201,602
Operating income	(8,993)	28,875	—	—	19,882
Other income (expense)
Equity in earnings from consolidated subsidiaries	19,101	—	—	(19,101)	—
Interest income	267	—	—	—	267
Interest expense	—	(13)	—	—	(13)
Acquisition expense	(923)	—	—	—	(923)
Other income	—	585	—	—	585
Gain on disposition of assets	—	145	—	—	145
Income before income tax expense	9,452	29,592	—	(19,101)	19,943
Income tax expense	(3,382)	10,491	—	—	7,109
Net income	$12,834	$19,101	$—	$(19,101)	$12,834

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash used in operating activities	$(5,168)	$(141,735)	$—	$—	$(146,903)
Net cash used in investing activities	$(148,667)	$(2,398)	$—	$148,378	$(2,687)
Financing activities
Borrowings under revolving credit facilities	$135,000	$—	$—	$—	$135,000
Payments on revolving credit facilities	(55,000)	—	—	—	(55,000)
Proceeds from issuance of senior notes	58,956	—	—	—	58,956
Proceeds from issuance of notes payable	—	448	—	—	448
Principal payments on notes payable	—	(6,815)	—	—	(6,815)
Debt issuance costs	(2,817)	—	—	—	(2,817)
Repurchases of common stock upon vesting of restricted stock awards	(859)	—	—	—	(859)
Payments from (and advances to) parent/subsidiary	—	148,378	—	(148,378)	—
Net cash provided by financing activities	$135,280	$142,011	$—	$(148,378)	$128,913
Net decrease in cash and cash equivalents	$(18,555)	$(2,122)	$—	$—	$(20,677)
Cash and cash equivalents
Beginning of period	$22,710	$10,752	$—	$	$33,462
End of period	$4,155	$8,630	$—	$—	$12,785

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(767)	$(108,504)	$—	$—	$(109,271)
Net cash used in investing activities	$(287,323)	$(178,628)	$—	$287,323	$(178,628)
Financing activities
Borrowings under revolving credit facilities	$99,000	$—	$—	$—	$99,000
Payments on revolving credit facilities	(99,000)	—	—		(99,000)
Proceeds from issuance of senior notes	198,478	—			198,478
Proceeds from issuance of notes payable	—	5,894	—		5,894
Principal payments on notes payable	—	(1,562)	—	—	(1,562)
Debt issuance costs	(5,132)	—	—	—	(5,132)
Net proceeds from issuances of common stock	81,890		—		81,890
Excess tax benefit on stock-based compensation	37				37
Payments from (and advances to) parent/subsidiary	—	287,323	—	(287,323)	—
Net cash provided by financing activities	$275,273	$291,655	$—	$(287,323)	$279,605
Net increase (decrease) in cash and cash equivalents	$(12,817)	$4,523	$—	$—	$(8,294)
Cash and cash equivalents
Beginning of period	106,614	3,384	—	—	109,998
End of period	$93,797	$7,907	$—	$—	$101,704

17. Subsequent Events

On October 20, 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Additional Exchange Notes”), for the $60 million in aggregate principal amount of our 6.875% senior notes due 2022 sold and issued in our April 2015 private offering made in reliance on Rule 144A and Regulation S under the Securities Act (which we refer to as the “Additional Senior Notes”).  The terms of the Additional Exchange Notes are identical in all material respects to the Additional Senior Notes, except that the Additional Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Additional Senior Notes do not apply to the Additional Exchange Notes.

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

Results of Operations

During the three months ended September 30, 2015, we delivered 578 homes, with an average sales price of $311.0 thousand. During the same period, we generated approximately $179.8 million in home sales revenues, approximately $15.9 million in income before income tax expense, and approximately $10.6 million in net income. During the nine months ended September 30, 2015, we delivered 1,756 homes, with an average sales price of $296.7 thousand. During the same period, we generated approximately $520.9 million in home sales revenues, approximately $39.9 million in income before income tax expense, and approximately $26.7 million in net income. For the three and nine months ended September 30, 2015, our net new home contracts totaled 477 and 1,901 homes, a 93.1% and 175.5% increase over the same periods in 2014, respectively. On September 30, 2015, we had a backlog of 904 sold but unclosed homes, a 91.5% increase over the same period in 2014, consisting of approximately $325.1 million in sales value, a 71.1% increase over the same period in 2014.  Our results of operations are significantly impacted by our acquisitions of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”) in November 2014, Grand View Builders (which we refer to as “Grand View”) in August 2014, and Las Vegas Land Holdings, LLC (which we refer to as “LVLH”) in April 2014. Subsequent to our acquisitions, these operations are our Atlanta, Houston and Nevada operating segments, respectively.

The following table summarizes our results of operation for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$179,775	$90,735	$520,918	$217,734
Land sales revenues	2,257	—	2,627	—
Golf course and other revenue	700	1,226	4,679	3,750
Total revenue	182,732	91,961	528,224	221,484
Costs and expenses
Cost of home sales revenues	141,452	70,896	416,483	166,367
Cost of land sales revenues	2,250	—	2,615	—
Cost of golf course and other revenue	1,046	2,175	4,214	4,329
Selling, general, and administrative	22,175	12,584	65,919	30,906
Total operating costs and expenses	166,923	85,655	489,231	201,602
Operating income	15,809	6,306	38,993	19,882
Other income (expense):	136	391	907	61
Income before income tax expense	15,945	6,697	39,900	19,943
Income tax expense	$5,362	$2,570	$13,168	$7,109
Net income	10,583	4,127	26,732	12,834
Earnings per share:
Basic and diluted	$0.50	$0.19	$1.26	$0.68

Other Operating Information (dollars in thousands):
Number of homes delivered	578	258	1,756	584
Average sales price of homes delivered	$311.0	$351.7	$296.7	$372.8
Homebuilding gross margin percentage	21.3%	21.9%	20.0%	23.6%
Cancellation rate	23%	22%	21%	17%
Backlog at end of period, number of homes	904	472	904	472
Backlog at end of period, aggregate sales value	$325,131	$190,042	$325,131	$190,042
Average sales price of homes in backlog	$359.7	$402.6	$359.7	$402.6
Net new home contracts	477	247	1,901	690
Selling communities at period end	97	49	97	49
Average selling communities	93	41	88	32
Total owned and controlled lot inventory	13,797	9,449	13,797	9,449

Home Sales Revenues and Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the three and nine months ended September 30, 2015 and 2014:

New homes delivered
	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
Atlanta	269	—	NM	NM	843	—	NM	NM
Central Texas	34	41	(7)	(17.1)%	109	97	12	12.4%
Colorado	143	95	48	50.5%	473	311	162	52.1%
Houston	35	36	(1)	(2.8)%	127	36	91	252.8%
Nevada	97	86	11	12.8%	204	140	64	45.7%
Total	578	258	320	124.0%	1,756	584	1,172	200.7%

Average sales price of homes
delivered (in thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2015	2014	Amount	%	2015	2014	Amount	%
Atlanta	$227.4	—	NM	NM	$223.1	—	NM	NM
Central Texas	$497.9	$401.5	$96.4	24.0%	$459.9	$440.7	$19.2	4.4%
Colorado	$423.5	$424.1	$(0.6)	(0.1)%	$405.3	$400.3	$5.0	1.2%
Houston	$267.3	$204.6	$62.7	30.6%	$211.4	$204.6	$6.8	3.3%
Nevada	$327.3	$309.5	$17.8	5.8%	$314.6	$308.1	$6.5	2.1%
Total	$311.0	$351.7	$(40.7)	(11.6)%	$296.7	$372.8	$(76.1)	(20.4)%

NM - Not meaningful.

We generated $179.8 and $520.9 million in home sales revenues during the three and nine months ended September 30, 2015, respectively.  This represents a 98.1% and 139.2% increase as compared to the three and nine months ended September 30, 2014 where we generated $90.7 and $217.7 million in home sales revenues, respectively.  The increase in home sales revenues is primarily a result of an increase of 124.0% and 200.7% in the number of homes delivered for the three and nine months ended September 30, 2015, respectively, as compared to the previous year, which is partially offset by a decrease in average sales price. The increase in deliveries was driven by our acquisitions of Peachtree, Grand View, and LVLH, which comprise our Atlanta, Houston, and Nevada operating segments, respectively, as well as increases in our Colorado segment which were driven by an increase in the number of open communities.

Our average sales price decreased 11.6% to $311.0 thousand for the three months ended September 30, 2015 and decreased 20.4% to $296.7 thousand for the nine months ended September 30, 2015, as compared to the same periods in 2014.  The decrease is primarily a result of the lower average sales prices in our Atlanta, Houston, and Nevada operating segments which contributed a higher portion of overall deliveries in for the three and nine months ended September 30, 2015 as compared to 2014.   This was partially offset by price appreciation in all of our markets as well as additional deliveries in higher priced communities.

Cost of Home Sales Revenues

Cost of home sales revenues increased $70.6 million, or 99.5%, for the three months ended September 30, 2015 and $250.1 million, or 150.3%, for the nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in cost of home sales revenues was a result of the increase in deliveries discussed above which were driven by the addition of our Atlanta, Houston, and Nevada operating segments.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three and nine months ended September 30, 2015 to 21.3% and 20.0% as compared to 21.9% and 23.6% for the three and nine months ended September 30,

2014, respectively.  The decrease is primarily driven by our entry into the Atlanta and Houston markets, which have lower average sales prices and lower average homebuilding gross margins than our existing markets, and the impact of an increase of previously capitalized interest costs in cost of sales as a result of higher outstanding debt balances.

In the following table, we calculate our homebuilding gross margins adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended September 30,
	2015	%	2014	%

Home sales revenues	$179,775	100.0%	$90,735	100.0%
Cost of home sales revenues	141,452	78.7%	70,896	78.1%
Gross margin from home sales	38,323	21.3%	19,839	21.9%
Add: Interest in cost of home sales revenues	2,474	1.4%	755	0.8%
Adjusted homebuilding gross margin excluding interest (1)	40,797	22.7%	20,594	22.7%
Add: Purchase price accounting for acquired work in process inventory	204	0.1%	382	0.4%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$41,001	22.8%	$20,976	23.1%

	Nine Months Ended September 30,
	2015	%	2014	%

Home sales revenues	$520,918	100.0%	$217,734	100.0%
Cost of home sales revenues	416,483	80.0%	166,367	76.4%
Gross margin from home sales	104,435	20.0%	51,367	23.6%
Add: Interest in cost of home sales revenues	6,925	1.3%	1,283	0.6%
Adjusted homebuilding gross margin excluding interest (1)	111,360	21.4%	52,650	24.2%
Add: Purchase price accounting for acquired work in process inventory	2,645	0.5%	1,489	0.7%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$114,005	21.9%	$54,139	24.9%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 22.8% and 21.9% for the three and nine months ended September 30, 2015 as compared to 23.1% and 24.9% for the three and nine months ended September 30, 2014, respectively. The decrease in adjusted homebuilding gross margin is primarily from entering the Atlanta and Houston markets, which have lower average sales prices and lower average homebuilding gross margins than our existing markets.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Gross Margin on Land Sales

During the three and nine months ended September 30, 2015, we disposed of land for $2.3 million and $2.6 million, respectively, which had a carrying basis of $2.3 million and $2.6 million, respectively.  Land sales were primarily driven by one community in our Central Texas operating segment for which we are the master developer, and are developing a portion of the community’s lots for sale to third party homebuilders.

Gross Margin on Golf Course and Other

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

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option requires closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2015.

We generated approximately $0.7 million and $4.7 million in revenue during the three and nine months ended September 30, 2015, respectively, which was partially offset by costs associated with the golf courses of $1.0 million and $4.2 million for the three and nine months ended September 30, 2015, respectively.

Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Increase
	2015	2014	Amount	%
Selling, general and administrative	$22,175	$12,584	$9,591	76.2%
As a percentage of homes sales revenue	12.3%	13.9%

	Nine Months Ended
	September 30,		Increase
	2015	2014	Amount	%
Selling, general and administrative	$65,919	$30,906	$35,013	113.3%
As a percentage of homes sales revenue	12.7%	14.2%

Our selling, general and administrative costs increased $9.6 million for the three months ended September 30, 2015 as compared to the same period in the previous year. The increase for the three months ended September 30, 2015 was primarily attributable to the following: (1) an increase of $4.5 million in our compensation-related expenses, including incentive compensation, resulting largely from a 64.3% increase in our headcount to 485 employees as of September 30, 2015 compared to 297 employees as of September 30, 2014, (2) an increase of $4.0 million in commission expense to $7.0 million for the three months ended September 30, 2015, resulting from a 98.1% increase in home sales revenues, (3) an increase of $0.6 million related to advertising costs associated with our increased number of active communities, (4) an increase of $0.7 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Peachtree, Grand View, and LVLH, and (5) moderate increases in outside professional services, insurance, legal, and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company. These increases were partially offset by a reduction to selling, general and administrative for the three months ended September 30, 2015 of $1.3 million to adjust the carrying value of the earnout liability to fair value.

Our selling, general and administrative costs increased $35.0 million for the nine months ended September 30, 2015 as compared to the same period in the previous year. The increase for the nine months ended September 30, 2015 was primarily attributable to the following: (1) an increase of $13.5 million in our compensation-related expenses, including incentive compensation, resulting largely from the increase in headcount to 485 employees as of September 30, 2015 compared to 297 employees as of September 30, 2014, (2) an increase of $14.3 million in commission expense to $21.0 million for the nine months ended September 30, 2015, resulting from a 139.2% increase in home sales revenues, (3) an increase of $1.3 million related to advertising costs associated with our increased number of active communities, (4) an increase of $1.8 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Peachtree, Grand View, and LVLH, and (5) moderate increases in outside professional services, insurance, legal, and other miscellaneous expenses related to increased operations from our growth and overall increase in costs associated with being a public company. These increases were partially offset by a reduction to selling, general and administrative for the nine months ended September 30, 2015  of $1.9 million to adjust the carrying value of the earnout liability to fair value.

Other Income (Expense)

Other income (expense) decreased by $0.3 million to income of $0.1 million and increased by $0.8 million to income of $0.9 million for the three and nine months ended September 30, 2015, respectively, from income of $0.4 million and $0.1 million for the three and nine months ended September 30, 2014, respectively. The decrease for the three months ended September 30, 2015 was primarily driven by an increase in acquisition related expenses, as compared to the three months ended September 30, 2014. The increase for the nine months ended September 30, 2015 was primarily driven by a decrease in acquisition related expenses, as well as an increase in forfeited deposit income, as compared to the nine months ended September 30, 2014.

Income Tax Expense

Our income tax expense for the three and nine months ended September 30, 2015 was $5.4 million and $2.6 million, respectively, as compared to $13.2 million and $7.1 million for the three and nine months ended September 30, 2014, respectively.  Our income tax expense for the three and nine months ended September 30, 2015 is based on our estimated annual effective tax rate of approximately 34.4% and certain discreet items, which benefited our effective tax rate by approximately 0.8% and 1.4% for the three and nine months ended September 30, 2015, respectively.

Other Homebuilding Operating Data

	Three Months Ended				Nine Months Ended
Net new home contracts	September 30,		Increase		September 30,		Increase

	2015	2014	Amount	% Change	2015	2014	Amount	% Change
Atlanta	246	—	NM	NM	906	—	NM	NM
Central Texas	30	41	(11)	(26.8)%	142	106	36	34.0%
Colorado	125	129	(4)	(3.1)%	555	419	136	32.5%
Houston	21	22	(1)	(4.5)%	85	22	63	286.4%
Nevada	55	55	—	—%	213	143	70	49.0%
Total	477	247	230	93.1%	1,901	690	1,211	175.5%

NM - Not meaningful.

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2015 increased by 230 homes, or 93.1%, to 477, compared to 247 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 net new home contracts increased by 1,211 homes, or 175.5%, to 1,901, compared to 690 for the nine months ended September 30, 2014. The increase in our net new home contracts was driven by our entry into the Atlanta, Houston, and Nevada markets through the acquisitions of Peachtree, Grand View, and LVLH, in November 2014, August 2014, and April 2014, respectively. Our Atlanta, Houston, and Nevada operating segments contributed 246, 21, and 55 net new home contracts, respectively, during the three months ended September 30, 2015 and contributed 906, 85, 213 net new home contracts, respectively, during the nine months ended September 30, 2015.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three and nine months ended September 30, 2015 was an average of 5.1 and 21.6 per selling community (1.7 and 2.4 monthly), respectively, compared to an average of 6.0 and 21.6 per selling community (2.0 and 2.4 monthly) for the three and nine months ended September 30, 2014, respectively. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 23% and 21% for the three and nine months ended September 30, 2015, respectively, compared to 22% and 17% for the three and nine months ended September 30, 2014, respectively. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

Selling communities at period end	As of September 30,		Increase
	2015	2014	Amount	% Change

Atlanta	37	—	NM	NM
Central Texas	13	10	3	30.0%
Colorado	33	23	10	43.5%
Houston	9	13	(4)	(30.8)%
Nevada	5	3	2	66.7%
Total	97	49	48	98.0%

NM - Not meaningful.

Our selling communities increased by 48 communities, or 98.0%, to 97 communities at September 30, 2015, as compared to September 30, 2014.  The increase is driven by our acquisition of Peachtree during 2014 which is now our Atlanta operating segment, which contributed 37 communities as of September 30, 2015. Our Central Texas and Colorado operating segments increased communities by 30.0% and 43.5%, respectively, as a result of our land acquisition activity.

	As of September 30,
Backlog	2015			2014			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	386	$97,992	$253.9	—	$—	—	NM	NM	NM
Central Texas	124	57,933	$467.2	101	49,346	$488.6	22.8%	17.4%	(4.4)%
Colorado	300	138,153	$460.5	236	102,323	$433.6	27.1%	35.0%	6.2%
Houston	52	15,439	$296.9	75	18,619	$248.2	(30.7)%	(17.1)%	19.6%
Nevada	42	15,614	$371.8	60	19,755	$329.2	(30.0)%	(21.0)%	12.9%
Total / Weighted Average	904	$325,131	$359.7	472	$190,042	$402.6	91.5%	71.1%	(10.7)%

NM - Not meaningful.

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At September 30, 2015, we had 904 homes in backlog with a total value of $325.1 million, which represents an increase of 91.5% and 71.1%, respectively, as compared to September 30, 2014.  The increase is primarily attributable to our acquisition of our Atlanta operating segment during 2014 which contributed 386 homes to backlog at September 30, 2015.  Our Central Texas and Colorado operating segments also experienced an increase of 22.8% and 27.1% in the number of homes in backlog, respectively, as compared to September 30, 2014.  The increase is a result of the increased number of selling communities discussed above.

Our average sales price of homes in backlog decreased from $402.6 thousand as of September 30, 2014 to $359.7 thousand as of September 30, 2015.  The decrease in the average sales price of homes in backlog is the result of the inclusion of our Atlanta operating segment, which generally has a lower price point than our other operating segments.

	As of September 30,
Lots owned and	2015			2014			% Change

controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	2,171	3,584	5,755	—	—	—	NM	NM	NM
Central Texas	1,218	358	1,576	891	1,342	2,233	36.7%	(73.3)%	(29.4)%
Colorado	3,102	904	4,006	3,294	1,646	4,940	(5.8)%	(45.1)%	(18.9)%
Houston	306	192	498	180	352	532	70.0%	(45.5)%	(6.4)%
Nevada	1,962	—	1,962	1,715	29	1,744	14.4%	NM	12.5%
Total	8,759	5,038	13,797	6,080	3,369	9,449	44.1%	49.5%	46.0%

NM - Not meaningful.

As a result of our business acquisitions and land acquisition strategy, we increased our lots owned and controlled by 46.0% from 9,449 at September 30, 2014 to 13,797 at September 30, 2015.

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended September 30, 2015 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

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

Covenant Compliance

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (which we refer to as the “Credit Agreement”). The Credit Agreement, which was subsequently amended on July 31, 2015, provides the Company with a revolving line of credit (which we refer to as the “Revolving Credit Facility”) of up to $200 million. Under the terms of the Credit Agreement, we are entitled to request an increase in the size of the Revolving Credit Facility by an amount not exceeding $100 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by substantially all of our operating subsidiaries.

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

As of September 30, 2015, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015 and September 30, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $146.9 million during the nine months ended September 30, 2015 from net cash used of $109.3 million during the nine months ended September 30, 2014. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $156.5 million during the nine months ended September 30, 2015, compared to a net outflow of $116.1 million during the nine months ended September 30, 2014, primarily driven by the increase in land acquisition, land development and homes under construction, partially offset by the increase in home closings. We also had net cash used by working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities of $20.4 million for the nine months ended September 30, 2015, as compared to $7.5 million used by working capital items for the nine months ended September 30, 2014.  This increase is a result of our overall growth during the period.

•

Net cash used in investing activities was $2.7 million during the nine months ended September 30, 2015, compared to $178.6 million used during the nine months ended September 30, 2014. The decrease relates to the acquisition of LVLH and Grand View during the nine months ended September 30, 2014.

•

Net cash provided by financing activities was $128.9 million during the nine months ended September 30, 2015, compared to net cash provided by financing activities of $279.6 million during the nine months ended September 30, 2014. The decrease in cash provided by financing activities is a result of significant financing activities which occurred during the nine months ended September 30, 2014, including the issuance of $200 million in aggregate principal amount of our Initial Senior Notes in May of 2014, resulting in proceeds of $198.5 million, and our initial public offering of our common stock in June of 2014, which resulted in net proceeds of $82.1 million. During the nine months ended September 30, 2015, significant financing activities included the net draws of $80.0 million on our revolving credit facility and the issuance of $60 million in aggregate principal amount of our Additional Senior Notes, which resulted in proceeds of $59.0 million.

As of September 30, 2015, our cash balance was $12.8 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of land under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time, or in bulk at a point in time, at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and these contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2015, we had outstanding contracts for 5,038 lots totaling $122.4 million, and had $4.2 million of non-refundable cash deposits pertaining to land contracts.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of September 30, 2015 and December 31, 2014, we had $53.7 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Subsequent Events

On October 20, 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Additional Exchange Notes”), for the $60 million in aggregate principal amount of our 6.875% senior notes due 2022 sold and issued in our April 2015 private offering made in reliance on Rule 144A and Regulation S under the Securities Act (which we refer to as the “Additional Senior Notes”).  The terms of the Additional Exchange Notes are identical in all material respects to the Additional Senior Notes, except that the Additional Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Additional Senior Notes do not apply to the Additional Exchange Notes.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2015	2014	% Change	2015	2014	% Change

Net income	$10,583	$4,127	156.4%	$26,732	$12,834	108.3%
Income tax expense	5,362	2,570	108.6%	13,168	7,109	85.2%
Interest in cost of home sales revenues	2,474	755	227.7%	6,925	1,283	439.8%
Interest expense	2	2	—%	8	13	(38.5)%
Depreciation and amortization expense	1,242	600	107.0%	3,512	1,790	96.2%
EBITDA	19,663	8,054	144.1%	50,345	23,029	118.6%
Purchase price accounting for acquired work in process inventory	204	382	(46.6)%	2,645	1,489	77.6%
Adjusted EBITDA	$19,867	$8,436	135.5%	$52,990	$24,518	116.1%

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Agreement, which was entered into on October 21, 2014. Future borrowings under the Credit Agreement bear interest at a floating rate equal to the London Interbank Offered Rate plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Revolving Credit Facility. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.

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

As of September 30, 2015, the end of the period covered by this Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures to, among other matters, detect any material weaknesses.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  As of September 30, 2015, we continued to remediate previously identified material weaknesses related to the period-end financial reporting and information technology processes. Once fully implemented, the new and enhanced controls will need to operate for a sufficient amount of time in order for management to conclude that the material weaknesses have been remediated.

Remediation and Changes in Internal Controls

We have developed and are implementing remediation plans to address the material weaknesses discussed above.  Specifically, our remediation plan requires (i) documenting and formalizing our internal controls, and financial reporting and information technology policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting and information technology functions.

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

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes during the quarter ended September 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2015, certain of our employees surrendered shares of common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended September 30, 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July
Purchased 7/1 through 7/31	—	—	N/A	N/A
August
Purchased 8/1 through 8/31	5,152	$19.70	N/A	N/A
September
Purchased 9/1 through 9/30	1,737	$23.23	N/A	N/A
Total	6,889	$20.59

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

3.2	Bylaws of the Company (incorporated by reference herein from Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1 previously filed with the SEC on May 5, 2014)
4.1

Fourth Supplemental Indenture, dated as of August 27, 2015, by and among the Company, the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference herein from Exhibit 4.1 to the Company’s Current Report on Form 8-K previously filed with the SEC on August 27, 2015)

10.1

First Modification Agreement, dated as of July 31, 2015, by and among the Company, Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of the Company party thereto (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the SEC on August 4, 2015)

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

Century Communities, Inc.

Date: November 5, 2015	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)