Form 10-K
period 2015-12-31
Century Communities, Inc.
filed 2016-02-19
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

    (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015 was approximately $318.8 million based on the closing price of $20.13 per share as reported on the New York Stock Exchange on June 30, 2015.

As of February 12, 2016, the registrant had 21,285,073 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December  31,  2015

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

Commencing with our private placement of 12.1 million shares of our common stock, par value $0.01 per share (which we refer to as our “common stock”) in May 2013, in which we raised $223.8 million in net proceeds, we have grown significantly through acquisitions of existing homebuilders, and executing on our land acquisition strategy.  Through our acquisitions of existing homebuilders,  we entered the (i) Central Texas market in September 2013 through the acquisition of Jimmy Jacobs Homes L.P. (which we refer to as “Jimmy Jacobs”) for approximately $16 million, (ii) Las Vegas, Nevada market in April 2014 through the acquisition of Las Vegas Land Holdings, LLC (which we refer to as “LVLH”) for approximately $165 million, (iii) Houston, Texas market in August 2014 through the acquisition of Grand View Builders (which we refer to as “Grand View”) for approximately $13 million and (iv) Atlanta, Georgia market in November 2014 through the acquisition of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”) for approximately $57 million.  During 2015, we increased our land position, improved the quality of our backlog and strengthened our capital resources to grow our business and transform our Company into a top 25 U.S. homebuilder.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are available on our website at www.centurycommunities.com as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (which we refer to as the “SEC”).

Description of Business

Land acquisition process

We acquire land for our homebuilding operations with the primary intent to develop and construct single family detached or attached homes for sale on the acquired land.  From time to time we may sell land to other developers and homebuilders where we have excess land positions. We generally acquire land for cash, either through bulk acquisitions of land or through option contracts.  Option contracts are generally structured where we have the right, but generally not the obligation, to buy land at predetermined prices on a defined schedule.  Potential land acquisitions are identified by our local management within the markets in which we operate.  Our land acquisition process includes soil tests, independent environmental studies, other engineering work and financial analysis which include an evaluation of expected returns, projected gross margins, estimated sales paces and pricing.  All potential land acquisitions are approved by our Corporate office to ensure appropriate capital allocations taking into consideration current and projected inventory levels and risk adjusted returns.

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

Our philosophy is to provide a positive experience to our homeowners by actively engaging them in the building process and by enhancing communication, knowledge and satisfaction. We provide our customers with customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor master bedroom suites to appeal to universal design needs. We also engineer our homes for energy efficiency, which is aimed at reducing the impact on the environment and lowering energy costs to our homebuyers. As part of these efforts, we offer homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

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

Additionally, as of December 31, 2015, we own and operate a golf course within our Rhodes Ranch community  in our Nevada division. We experience lower average daily rounds in the second and third quarters of the year, and therefore lower revenues, due to the high temperatures during the summer and early fall months in Nevada, as well as reseeding activities in September to prepare the courses for the winter months. Conversely, we experience higher average daily rounds and therefore higher revenues during the first and fourth quarters of the year when lower temperatures are typically experienced in Nevada.

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

Footnote 2 of our Consolidated Financial Statements contains information regarding the operations of our reportable operating segments.

The below table presents the number of employees for each reportable operating segment as of December 31, 2015 and 2014.

	Year Ended December 31,

	2015	2014
Atlanta	135	88
Central Texas	72	64
Colorado	192	165
Houston	37	37
Nevada	53	32
Corporate	21	11
Total	510	397

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

ITEM 1A.RISK FACTORS.

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated.  Below, we have described our present view of the most significant risks facing the Company.  The risk factors set forth below are not the only risks that we may face or that could adversely affect us.  If any of the circumstances described in the risk factors discussed in this Form 10-K actually occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.  If this were to occur, the trading price of our securities could decline significantly and stockholders may lose all or part of their investment.

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

The U.S. housing market can also be negatively impacted by declining consumer confidence, restrictive mortgage standards, and relatively large supplies of foreclosures, resales and new homes, among other factors.  In the event these economic and business factors occur, we could experience declines in the market value of our inventory and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

In addition, an important segment of our customer base consists of first- and second-time move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes.  The difficulties that these buyers face in selling their homes during periods of weak economic conditions may adversely affect our sales.  Moreover, during such periods, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

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

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in the major metropolitan markets of Atlanta, Central Texas, Colorado, Houston, and Nevada.  Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.  For the fiscal year ended December 31, 2015, we generated 36.7%, 10.6%, 35.3%, 5.2% and 12.2% of our revenue in Atlanta, Central Texas, Colorado, Houston, and Nevada, respectively.

Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us.

In the United States, the unemployment rate was 5.0% as of the end of December 2015, according to the U.S. Bureau of Labor Statistics.  People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments.  Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing the demand for the homes we build and by increasing the supply of homes for sale.

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

In January 2013, the Consumer Financial Protection Bureau (which we refer to as the “CFPB”) issued a number of new rules, which became effective January 10, 2014, relating to practices of mortgage lenders, which rules, among other things, require mortgage lenders to consider the ability of borrowers to repay home loans before extending them credit, and impose limitations on certain fees and incentive arrangements.  Furthermore, on October 13, 2015, the CFPB’s new Truth in Lending - Real Estate Settlement

Procedures Act (TILA-RESPA) Integrated Disclosure Rule became effective, implementing additional disclosure timeline requirements and fee tolerances which could negatively affect closing timelines, including the costs and financial results of financial services and homebuilding companies.  While the impact of such rules on our business remains unclear, they could make it more difficult for some potential buyers to finance home purchases.

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

Slower rates of population growth or population declines in Atlanta, Central Texas, Colorado, Houston, Nevada, or other key markets in the United States we plan to enter, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our plans for growth, business, financial condition and operating results.

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

As a homebuilder, we are subject to numerous risks, many of which are beyond our management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geological events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting our sales and profitability. Many of our core markets are in Colorado, an area which has historically experienced seasonal wildfires and soil subsidence.  Texas, a market into which we continue to expand, has historically experienced tornadoes, coastal flooding and hurricanes.  Nevada, a market into which we recently expanded, has historically experienced extreme temperatures, droughts and water shortages.  In addition to directly damaging our projects, earthquakes, wildfires, mudslides or other geological events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

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

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor.  Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors.  The difficult operating environment over the last eight years in the United States has resulted in the failure of some subcontractors’ businesses and may result in further failures.  In addition, reduced levels of homebuilding in the United States have led to some skilled tradesmen leaving the industry to take jobs in other sectors.  While we anticipate being able to obtain sufficient materials and reliable subcontractors during times of material shortages and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations.

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

We require a qualified labor force to develop our communities.  Access to qualified labor may be affected by circumstances beyond our control, including:

•	work stoppages resulting from labor disputes;

•	shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers, especially in our key markets in the United States;
•	changes in laws relating to union organizing activity;
•	changes in immigration laws and trends in labor force migration; and
•	increases in subcontractor and professional services costs.

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

In addition, the cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents.  Changes in such costs could also result in higher prices for any product utilizing petrochemicals.  These cost increases may have an adverse effect on our operating margin and results of operations and may result in a decline in the price of our common stock.  Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.  Certain events may decrease cash available for operations, as well as the value of our real estate assets.  These events include, but are not limited to:

•	adverse changes in financial conditions of buyers and sellers of properties, particularly residential homes and land suitable for development of residential homes;
•	adverse changes in international, national or local economic and demographic conditions;
•	competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;
•	reductions in the level of demand for and increases in the supply of land suitable for development;
•	fluctuations in interest rates, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms, or at all;

•

unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and

•

changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

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

We would cease to be an “emerging growth company” upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the end of the fiscal year in which our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.

We have undertaken the costly and challenging process of compiling the systems and processing the documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  As a result of our initial efforts, in 2014 and in prior periods, we identified material weaknesses in our period end reporting process due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting and information technology functions that possess expertise to perform certain functions.  As of December 31, 2015, we  believe that we have remediated these material weaknesses by (i) improving our documentation and formalization of our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting and information technology teams.

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

We are in the costly and challenging process of compiling the systems and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act.  We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.  During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.  As a result of our initial efforts in 2014 and prior periods, we identified material weaknesses in our period-end reporting process due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting and information technology functions that possess expertise to perform certain functions.  As of December 31, 2015, we believe that we have remediated these material weaknesses our by (i) improving our documentation and formalization of our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting and information technology teams.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be subject to investigation or sanctions by the SEC.

We are required to disclose changes made in our internal control and procedures on a quarterly basis.  However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act.  At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.  Our remediation efforts may not enable us to avoid a material weakness in the future.  To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

As a part of our business strategy, we may make acquisitions, or significant investments in, and/or disposals of businesses.  Any future acquisitions, investments and/or disposals would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies or businesses;
•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;
•	maintenance of uniform standards, controls, procedures and policies; and
•	impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives.

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

Our acquisitions of Jimmy Jacobs in September 2013, LVLH in April 2014, Grand View in August 2014, and Peachtree in November 2014, were accounted for as business combinations in accordance with our accounting policies and GAAP with the acquired assets and assumed liabilities recorded at their estimated fair values as of the acquisition date.  Based upon estimates of the fair value of the assets to be acquired and the liabilities to be assumed, we have recorded a step up to the historical basis of an acquired home under construction inventory.  As homes are delivered in future periods, this step up will initially result in gross margins from home sales revenues that are commensurate with the stage of completion of the acquired inventory and the related risk assumed by us for its completion.  The ultimate gross margins from home sales revenues that we will be able to achieve from our acquired businesses will be impacted by (1) our ability to construct homes at prices consistent with our forecasted budgets, and (2) future pricing increases or decreases based on market demand, and such gross margins may be less than the gross margins realized by the Company during the years ended December 31, 2015, 2014 and 2013.

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

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, and collectively beneficially own 5,549,386 shares of our common stock, which represents 26.05% of our common stock outstanding as of December 31, 2015.  For so long as Dale Francescon and Robert Francescon continue to beneficially own a significant stake in us, they will have significant influence over the power to:

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

We may incur a substantial amount of debt in the future.  As of December 31, 2015, we had $396.3 million in outstanding indebtedness, consisting of $257.9 million outstanding on our senior notes, $135.0 million outstanding on our revolving credit facility, and $3.4 million outstanding on land development and insurance premium notes.  We currently have  $165.0 million available on our revolving credit facility and capacity for up to an additional $100.0 million under the accordion provisions of the revolving credit facility.  Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service.  Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

Incurring a substantial amount of debt could have important consequences for our business, including:

•	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
•	increasing our vulnerability to adverse economic or industry conditions;
•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;
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

We expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes.  Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow; and
•	the market price per share of our common stock.

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

As of December 31, 2015, we had $396.3 million in outstanding indebtedness (exclusive of deferred financing costs), consisting of $257.9 million outstanding on our senior notes, $135.0 million outstanding on our revolving credit facility, and $3.4 million outstanding on land development and insurance premium notes.  We currently have $165.0 million available on our revolving credit facility and capacity for up to an additional $100.0 million under the accordion provisions of the revolving credit facility.  As part of our growth strategy, we may incur a significant amount of additional debt.  Certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest.  Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.  If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss.  The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

Our predecessor was formed in August 2002, and we converted into a Delaware corporation on April 30, 2013.  We cannot assure you that our past experience will be sufficient to enable us to operate our business successfully or implement our operating policies and business strategies.

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

Selected provisions of our charter and bylaws.  Our charter and/or bylaws contain anti-takeover provisions that:

•

authorize our board of directors, without further action by the stockholders, to issue up to 50 million shares of preferred stock in one or more series, and with respect to each series, to fix the number of shares constituting that series, the powers, rights and preferences of the shares of that series, and the qualifications, limitations and restrictions of that series;

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

•

provide that, subject to the express rights, if any, of the holders of any series of preferred stock, any amendment, modification or repeal of, or the adoption of any new or additional provision, inconsistent with our charter provisions relating to the removal of directors, exculpation of directors, indemnification, the prohibition against stockholder action by written consent, and the vote of our stockholders required to amend our bylaws requires the affirmative vote of the holders of at least 66 2/3%  of the voting power of our capital stock entitled to vote generally in the election of directors;

•

provide that the stockholders may amend, modify or repeal our bylaws, or adopt new or additional provisions of our bylaws, only with the affirmative vote of 66 2/3%  of the voting power of our capital stock entitled to vote generally; and

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

•

Upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•

Following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  In 2014 and prior periods, we identified material weaknesses in our period end financial reporting process due to the absence of formalized and documented policies and procedures for current record keeping, and a lack of personnel within our accounting and information technology functions that possess expertise to perform certain functions.  As of December 31, 2015, we believe that we have remediated these material weaknesses by (i) improving our documentation and formalization of our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting and information technology teams.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (which we refer to as the “Securities Act”) for complying with new or revised financial accounting standards.  An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.

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

Although our common stock is listed on the New York Stock Exchange under the symbol “CCS,” an active trading market for the shares of our common stock may not be sustained.  Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for shares of our common stock will be sustained;
•	the liquidity of any such market;
•	the ability of our stockholders to sell their shares of common stock; or
•	the price that our stockholders may obtain for their common stock.

In addition, the securities markets in general and our common stock have experienced price and volume volatility over the past year.  The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates and a change a change in sentiment in the market regarding our industry, operations or business prospects.  In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•

factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;

•	the operating and securities price performance of companies that investors consider comparable to us;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors;
•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets;
•	additions or departures of key personnel;
•	operating results that vary from the expectations of securities analysts and investors;
•	actions by stockholders; and
•	passage of legislation or other regulatory developments that adversely affect us or the homebuilding industry.

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The shares of our common stock are listed on the New York Stock Exchange under the symbol “CCS,” and began trading on June 18, 2014.  The following table sets forth high and low closing price ranges of our common stock for the periods indicated from our initial public offering through the year ended December 31, 2015, as reported by the New York Stock Exchange.

Quarter Ended in 2015	High	Low

March 31,	$19.95	$14.45
June 30,	$22.00	$18.76
September 30,	$24.05	$18.90
December 31,	$21.58	$16.49

Quarter Ended in 2014	High	Low

June 30,	$23.40	$20.55
September 30,	$23.34	$17.19
December 31,	$19.04	$15.48

Holders

As of February 12, 2016, there were approximately 39 stockholders of record of our common stock.  On February 12, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $14.30 per share.

Dividends

During the years ended December 31, 2015 and 2014, we did not declare or pay any dividends.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the Dow Jones US Home Construction Index, and peer group companies for the periods from June 18, 2014, the date our common stock commenced trading on the New York Stock Exchange, to December 31, 2015.

It is assumed in the graph that $100 was invested in (1) our common stock; (2) the stocks of the companies in the Standard & Poor’s 500 Stock Index; (3) the stocks of the Dow Jones U.S. Home Construction Index; and (4) the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter.  The peer group index is composed of the following companies: Beazer Homes USA, Inc., Hovnanian Enterprises, Inc., M/I Homes, Inc., M.D.C. Holdings, Inc., William Lyon Homes, and TRI Pointe Homes, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from June 18, 2014, the Date our Common Stock Commenced Trading on the New York Stock Exchange, to December 31, 2015

Issuer Purchases of Equity Securities

The following table summarizes the number of shares of our common stock that were repurchased from certain employees of the Company during the fourth quarter of 2015.  Such shares were not repurchased pursuant to our stock repurchase program, but were repurchased to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October
Purchased 10/1 through 10/31	—	—	N/A	N/A
November
Purchased 11/1 through 11/30	104	$18.10	N/A	N/A
December
Purchased 12/1 through 12/31	—	—	N/A	N/A
Total	104	$18.10

ITEM 6.SELECTED FINANCIAL DATA.

The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, which are included in “Item 8. Consolidated Financial Statements.”

(in thousands, except per share amounts)	Year Ended December 31,
	2015	2014	2013	2012
Consolidated Statements of Operations:
Revenue
Home sales revenues	$725,437	$351,823	$171,133	$96,030
Land sales revenues	3,405	4,800	—	—
Golf course and other revenue	5,647	5,769	—	—
Total Revenue	734,489	362,392	171,133	96,030
Cost of homes sales revenues	579,203	276,386	129,651	75,448
Cost of land sales revenues	3,395	1,808	—	—
Cost of golf course and other revenue	5,037	6,301	—	—
Selling, general, and administrative	87,840	46,795	23,622	13,496
Total operating costs and expenses	675,475	331,290	153,273	88,944
Operating income	59,014	31,102	17,860	7,086
Other income (expense)	1,291	(143)	213	353
Income before tax expense	60,305	30,959	18,073	7,439
Income tax expense	20,415	10,937	5,642	—
Consolidated net income of Century Communities, Inc.	39,890	20,022	12,431	7,439
Net income attributable to non-controlling interests	-	-	52	1,301
Net income attributable to common stockholders	$39,890	$20,022	$12,379	$6,138
Basic and diluted earnings per share	$1.88	$1.03	$0.95
Balance Sheet Data (end of period):
Cash and cash equivalents	$29,287	$33,462	$109,998	$7,897
Inventories	$810,137	$556,323	$184,072	$77,305
Total assets	$917,741	$670,616	$312,639	$90,673
Total debt	$390,243	$224,247	$1,500	$33,206
Total liabilities	$508,262	$305,411	$41,083	$66,112
Equity	$409,479	$365,205	$271,556	$24,561
Other Operating Information (dollars in thousands):
Number of homes delivered	2,401	1,046	448	336
Average sales price of homes delivered	$302.1	$336.4	$382.0	$285.8
Homebuilding gross margin percentage	20.2%	21.4%	24.2%	21.4%
Cancellation rates	21%	18%	20%	17%
Backlog at end of period, number of homes	714	772	222	148
Backlog at end of period, aggregate sales value	$271,138	$246,327	$103,250	$51,562
Average sales price of homes in backlog	$379.7	$319.1	$465.1	$348.4
Net new home contracts	2,356	1,042	406	415
Selling communities at period end	94	83	23	13
Total owned and controlled lot inventory	13,160	11,463	8,341	3,072
Adjusted EBITDA	$77,783	$40,989	$21,164	$9,064

The following table presents adjusted EBITDA for the years ended December 31, 2015, 2014, 2013 and 2012. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense and, (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year Ended December 31,
	2015	2014	2013	2012
Consolidated net income of Century Communities, Inc.	$39,890	$20,022	$12,431	$7,439
Income tax expense	20,415	10,937	5,642	-
Interest in cost of home sales revenues	10,082	2,366	1,521	1,429
Interest expense	10	26	—	—
Depreciation and amortization expense	4,713	2,941	937	196
EBITDA	75,110	36,292	20,531	9,064
Purchase price accounting for acquired work in process inventory	2,673	4,697	633	-
Adjusted EBITDA	$77,783	$40,989	$21,164	$9,064

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations December 31, 2015 and 2014

During the year ended December 31, 2015, we delivered 2,401 homes, with an average sales price of $302.1 thousand. During the same period, we generated approximately $725.4 million in home sales revenue, approximately $60.3 million in income before tax expense, and approximately $39.9 million in net income. For the year ended December 31, 2015, our net new home contracts totaled 2,356 homes, a 126.1% increase over the same period in 2014. On December 31, 2015, we had a backlog of 714 sold but unclosed homes, consisting of approximately $271.1 million in sales value, a 10.1% increase over the same period in 2014.  Our results of operations are significantly impacted by our acquisitions of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”) in November 2014, Grand View Builders (which we refer to as “Grand View”) in August 2014, and Las Vegas Land Holdings, LLC (which we refer to as “LVLH”) in April 2014.  Subsequent to our acquisition, these operations became our Atlanta, Houston and Nevada operating segments, respectively.

The following table summarizes our results of operation for the years ended December 31, 2015 and 2014.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Consolidated Statements of Operations:
Revenue
Home sales revenues	$725,437	$351,823	$373,614	106.2%
Land sales revenues	3,405	4,800	(1,395)	(29.1)%
Golf course and other revenue	5,647	5,769	(122)	(2.1)%
Total revenue	734,489	362,392	372,097	102.7%
Costs and expenses
Cost of home sales revenues	579,203	276,386	302,817	109.6%
Cost of land sales revenues	3,395	1,808	1,587	87.8%
Cost of golf course and other revenue	5,037	6,301	(1,264)	(20.1)%
Selling, general, and administrative	87,840	46,795	41,045	87.7%
Total operating costs and expenses	675,475	331,290	344,185	103.9%
Operating income	59,014	31,102	27,912	89.7%
Other income (expense):	1,291	(143)	1,434	(1,002.8)%
Income before income tax expense	60,305	30,959	29,346	94.8%
Income tax expense	20,415	10,937	9,478	86.7%
Net income attributable to common stockholders	$39,890	$20,022	19,868	99.2%
Earnings per share:
Basic and diluted	$1.88	$1.03	$0.85	0.83%

Other Operating Information (dollars in thousands):
Number of homes delivered	2,401	1,046	1,355	129.5%
Average sales price of homes delivered	$302.1	$336.4	$(34.3)	(10.2)%
Homebuilding gross margin percentage	20.2%	21.4%	(1.3)%	(6.0)%
Cancellation rate	21%	18%	3.0%	16.7%
Backlog at end of period, number of homes	714	772	(58)	(7.5)%
Backlog at end of period, aggregate sales value	$271,138	$246,327	$24,811	10.1%
Average sales price of homes in backlog	$379.7	$336.4	$43.3	12.9%
Net new home contracts	2,356	1,042	1,314	126.1%
Selling communities at period end	94	83	11	13.3%
Average selling communities	90	40	50	125.0%
Total owned and controlled lot inventory	13,160	11,463	1,697	14.8%

Home Sales Revenue and New Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the years ended December 31, 2015 and 2014:

New homes delivered

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Atlanta	1,174	173	1,001	578.6%
Central Texas	162	134	28	20.9%
Colorado	636	449	187	41.6%
Houston	167	81	86	106.2%
Nevada	262	209	53	25.4%
Total	2,401	1,046	1,355	129.5%

Average sales price of homes
delivered (in thousands)
	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Atlanta	$229.3	$212.3	$17.0	8.0%
Central Texas	$460.4	$416.8	$43.6	10.5%
Colorado	$407.6	$393.8	$13.8	3.5%
Houston	$228.9	$215.5	$13.4	6.2%
Nevada	$321.2	$310.9	$10.3	3.3%
Total	$302.1	$336.4	$(34.3)	(10.2)%

We generated $725.4 million in home sales revenue during the year ended December 31, 2015.  This represents a 106.2% increase as compared to the year ended December 31, 2014 where we generated $351.8 million in home sales revenue.  The increase in home sales revenue is a result of an increase in the number of homes delivered of 129.5% for the year ended December 31, 2015 as compared to the previous year, which is partially offset by a decrease in average sales price. The increase in deliveries was driven by our acquisitions of Peachtree, Grand View, and LVLH, which comprise our Atlanta, Houston, and Nevada operating segments, respectively, as well as increases in our Colorado and Central Texas operating segments which were driven by an increase in the number of open communities, as well as continued strong market fundamentals.

Our average sales price decreased 10.2% to $302.1 thousand for the year ended December 31, 2015 as compared to 2014.  The decrease is primarily a result of the lower average sales prices in our Atlanta, Houston, and Nevada operating segments which contributed a higher portion of overall deliveries in for the year ended December 31, 2015 as compared to 2014.   This was partially offset by price appreciation in all of our markets.

Cost of Home Sales Revenues

Cost of home sales revenues increased $302.8 million, or 109.6%, for the year ended December 31, 2015, as compared to 2014. The increase in cost of home sales revenues was a result of the increase in deliveries discussed above which were driven by the addition of our Atlanta, Houston, and Nevada operating segments.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the year ended December 31, 2015 to 20.2% as compared to 21.4% for the year ended December 31, 2014.  The decrease is primarily driven by our entry into the Atlanta and Houston markets, which have lower average sales prices and lower average homebuilding gross margins than our existing markets, and the impact of an increase of previously capitalized interest costs in cost of sales as a result of higher outstanding debt balances.

In the following table, we calculate our gross margins adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.  See “Critical Accounting Policies” below and Footnote 3 – Business Combinations of our consolidated financial statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

	Year Ended December 31,
	2015	%	2014	%

Home sales revenues	$725,437	100.0%	$351,823	100.0%
Cost of home sales revenues	579,203	79.8%	276,386	78.6%
Gross margin from home sales	146,234	20.2%	75,437	21.4%
Add: Interest in cost of home sales revenues	10,082	1.4%	2,366	0.7%
Adjusted homebuilding gross margin excluding interest (1)	156,316	21.5%	77,803	22.1%
Add: Purchase price accounting for acquired work in process inventory	2,673	0.4%	4,697	1.3%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$158,989	21.9%	$82,500	23.4%

(1)  This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Excluding interest in cost of home sales and purchase price accounting, our adjusted homebuilding gross margin percentage was 21.9% for the year ended December 31, 2015 compared to 23.4% for the year ended December 31, 2014.  The decrease in adjusted gross margin is primarily from entering the Atlanta and Houston markets which have lower average sales prices and lower average margins than our existing markets.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our gross margins to previous periods and our competitors.

Gross Margin on Land Sales

During the years ended December 31, 2015 and 2014, we disposed of land for $3.4 million and $4.8 million, respectively, which had carrying basis of $3.4 million and $1.8 million, respectively. Land sales during 2015 were primarily driven by one community in our Central Texas operating segment for which we are the master developer, and are developing a portion of the community’s lots for sale to third party homebuilders.

Gross Margin on Golf Course and Other

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option provides for closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2015.

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

We generated approximately $5.6 million and $5.8 million in revenue, which was partially offset by costs associated with the golf courses of $5.0 million and $6.3 million for the years ended December 31, 2015 and 2014, respectively.

Selling, General and Administrative Expense

	Year Ended December 31,		Increase
	2015	2014	Amount	%
Selling, general and administrative	$87,840	$46,795	$41,045	87.7%
As a percentage of homes sales revenue	12.1%	13.3%

Our selling, general and administrative costs increased $41.0 million for the year ended December 31, 2015 as compared to the previous year.  The increase was primarily attributable to the following: (1) an increase of $15.4 million in our compensation-related expenses, including incentive compensation, resulting largely from the increase in headcount to 510 employees as of December 31, 2015 compared to 397 employees as of December 31, 2014, (2) an increase of $17.0 million in commission expense to $29.0 million for the year ended December 31, 2015, resulting from a 106.2% increase in home sales revenues, (3) an increase of $1.9 million related to advertising costs associated with our increased number of active communities, (4) an increase of $1.9 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Peachtree, Grand View, and LVLH, (5) an increase of  $0.8 million related to new software implementations, (6) an increase of $0.8 million in insurance costs resulting from our increased number of active communities, (7) an increase of $0.6 million related to additional model expenses in our new selling communities, (8) an increase of $0.6 million in rent expense related to a full year of operations in our Atlanta, Nevada and Houston operating segments and (9)  increases in outside professional services, legal, travel, entertainment and other miscellaneous expenses totaling $4.5 million related to increased operations from our growth and overall increase in costs associated with being a public company. These increases were partially offset by a reduction to selling, general and administrative for the year ended December 31, 2015 of $2.4 million to adjust the carrying value of the earnout liability to the estimated fair value.

Other Income (Expense)

Other income (expense) increased by $1.4 million to income of $1.3 million for the year ended December 31, 2015, from an expense of $0.1 million for the year ended December 31, 2014. The increase is primarily driven by a decrease in acquisition related expenses, as well as an increase in forfeited deposit income.

Income Tax Expense

Our income tax expense for the year ended December 31, 2015 was $20.4 million as compared to $10.9 million for the year ended December 31, 2014.  Our income tax expense for the year ended December 31, 2015 results in an effective tax rate of 33.8%.  Our effective tax rate is driven by our blended federal and state statutory rate of 37.8%.  Our blended federal and state statutory tax rate is reflective of the states in which we operate, including Nevada and Texas which generally do not have corporate income tax.  Our blended federal and state statutory tax rate is partially offset by benefits from additional deductions for domestic production activities allowed for under Section 199 of the Internal Revenue Code.

Segment Assets

	As of December 31,		Increase (Decrease)
	2015	2014	Amount	% Change
Atlanta	$185,331	$75,434	$109,897	145.7%
Central Texas	117,037	85,083	31,954	37.6%
Colorado	313,653	280,361	33,292	11.9%
Houston	51,534	28,875	22,659	78.5%
Nevada	220,209	168,401	51,808	30.8%
Corporate	29,977	32,462	(2,485)	(7.7)%
Total assets	$917,741	$670,616	$247,125	36.9%

	As of December 31,
Lots owned and	2015			2014			% Change

controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	2,667	2,575	5,242	686	1,735	2,421	288.8%	48.4%	116.5%
Central Texas	1,222	348	1,570	1,089	1,195	2,284	12.2%	(70.9)%	(31.3)%
Colorado	2,931	1,022	3,953	3,349	530	3,879	(12.5)%	92.8%	1.9%
Houston	271	220	491	233	668	901	16.3%	(67.1)%	(45.5)%
Nevada	1,904	—	1,904	1,644	334	1,978	15.8%	NM	(3.7)%
Total	8,995	4,165	13,160	7,001	4,462	11,463	28.5%	(6.7)%	14.8%

Total assets increased by $247.1 million, or 36.9%, to $917.7 million at December 31, 2015. The increase is primarily driven by a 28.5% increase in owned lots from 7,001 at December 31, 2014 to 8,995 at December 31, 2015.  In particular we increased our lot count, both owned and controlled, in our Atlanta segment by 116.5% at December 31, 2015 as compared to December 31, 2014.

Other Homebuilding Operating Data

Net new home contracts	Year Ended December 31,		Increase

	2015	2014	Amount	% Change
Atlanta	1,134	129	1,005	779.1%
Central Texas	180	133	47	35.3%
Colorado	680	539	141	26.2%
Houston	104	56	48	85.7%
Nevada	258	185	73	39.5%
Total	2,356	1,042	1,314	126.1%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2015 increased by 1,314 homes, or 126.1%, to 2,356, compared to 1,042 for the year ended December 31, 2014. The increase in our net new home contracts was driven by our entry into the Atlanta, Houston, and Nevada markets through our acquisitions of Peachtree, Grand View, and LVLH, in November 2014, August 2014, and April 2014, respectively. Our Atlanta, Houston, and Nevada operating segments contributed 1,134, 104, and 258 net new home contracts, respectively, during the year ended December 31, 2015.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the year ended December 31, 2015 was an average of 29.1 per selling community (2.4 monthly), compared to an average of 24.8 per selling community (2.0 monthly) for the year ended December 31, 2014. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 21% for the year ended December 31, 2015, compared to 18% for the year ended December 31, 2014. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

Selling communities at period end	As of December 31,		Increase
	2015	2014	Amount	% Change

Atlanta	34	29	5	17.2%
Central Texas	15	14	1	7.1%
Colorado	31	29	2	6.9%
Houston	9	8	1	12.5%
Nevada	5	3	2	66.7%
Total	94	83	11	13.3%

Our selling communities increased by 11 communities, or 13.3%, to 94 communities at December 31, 2015, as compared to 83 communities at December 31, 2014.

	As of December 31,
Backlog	2015			2014			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	283	$74,249	$262.4	353	$79,084	224.0	(19.8)%	(6.1)%	17.1%
Central Texas	109	52,705	$483.5	91	41,112	$451.8	19.8%	28.2%	7.0%
Colorado	262	123,853	$472.7	218	96,150	$441.1	20.2%	28.8%	7.2%
Houston	31	10,308	$332.5	77	20,100	$261.0	(59.7)%	(48.7)%	27.4%
Nevada	29	10,023	$345.6	33	9,881	$299.4	(12.1)%	1.4%	15.4%
Total / Weighted Average	714	$271,138	$379.7	772	$246,327	$319.1	(7.5)%	10.1%	19.0%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  Our backlog value increased 10.1% year over year to $271.1 million at December 31, 2015 from $246.3 million at December 31, 2014.  The increase in backlog value of $24.8 million is driven by a 19.0% increase in our average sales price of backlog homes to $379.7 thousand, which is partially offset by a decrease in backlog units of 58 homes at December 31, 2015 as compared to December 31, 2014.

The increase in average sales price of homes in backlog is driven by increases across all of our operating segments as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

Results of Operations December 31, 2014 and December 31, 2013

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

The following table summarizes our results of operation for the years ended December 31, 2014 and 2013.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$351,823	$171,133	$180,690	105.6%
Land sales revenues	4,800	—	4,800	100.0%
Golf course and other revenue	5,769	—	5,769	100.0%
Total Revenue	362,392	171,133	191,259	111.8%
Cost of homes sales revenues	276,386	129,651	146,735	113.2%
Cost of land sales revenues	1,808	—	1,808	100.0%
Cost of golf course and other revenue	6,301	—	6,301	100.0%
Selling, general, and administrative	46,795	23,622	23,173	98.1%
Total operating costs and expenses	331,290	153,273	178,017	116.1%
Operating income	31,102	17,860	13,242	74.1%
Other income (expense)	(143)	213	(356)	(167.1)%
Income before tax expense	30,959	18,073	12,886	71.3%
Income tax expense	10,937	5,642	5,295	93.8%
Consolidated net income of Century Communities, Inc.	20,022	12,431	7,591	61.1%
Net income attributable to the non-controlling interests	—	52	(52)	(100.0)%
Net income attributable to common stockholders	$20,022	$12,379	$7,643	61.7%
Basic and diluted earnings per share	$1.03	$0.95	$0.08	8.4%
Other Operating Information (dollars in thousands):
Number of homes delivered	1,046	448	598	133.5%
Average sales price of homes delivered	$336.4	$382.0	$(45.6)	(12.0)%
Gross margin from home sales	$75,437	$41,482	$33,955	81.9%
Cancellation rates	18%	20%	(2)%	(10.0)%
Backlog at end of period, number of homes	772	222	550	247.7%
Backlog at end of period, aggregate sales value	$246,327	$103,250	$143,077	138.6%
Average sales price of homes in backlog	$319.1	$465.1	$(146.0)	(31.4)%
Net new home orders	1,042	406	636	156.7%
Selling communities	83	23	60	260.9%
Total owned and controlled lot inventory	11,463	8,341	3,122	37.4%

Home Sales Revenue and New Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the years ended December 31, 2014 and 2013:

New homes delivered	Year Ended December 31,		Increase
	2014	2013	Amount	%
Atlanta	173	—	NM	NM
Central Texas	134	52	82	157.7%
Colorado	449	396	53	13.4%
Houston	81	—	NM	NM
Nevada	209	—	NM	NM
Total	1,046	448	598	133.5%

Average sales price of homes delivered (in thousands)	Year Ended December 31,		Increase
	2014	2013	Amount		%
Atlanta	$212.3	$—	$	NM	NM
Central Texas	416.8	406.5		10.3	2.5%
Colorado	393.8	377.3		16.5	4.4%
Houston	215.5	—		NM	NM
Nevada	310.9	—		NM	NM
Total	$336.4	$382.0		$(45.6)	(12.0)%

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

(1) This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

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

Gross Margin on Golf Course and Other

In connection with our acquisition of LVLH, we became the operators of two golf courses within our Rhodes Ranch and Tuscany communities. We generated approximately $5.8 million in revenue during the year ended December 31, 2014, which was offset by costs associated with the courses of $6.3 million.

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

Income Tax Expense

Our income tax expense for the year ended December 31, 2014 was $10.9 million as compared to $5.6 million for the year ended December 31, 2013.  Our income tax expense for the year ended December 31, 2014 results in an effective tax rate of 35.3%.  Our effective tax rate is driven by our blended federal and state statutory rate of 37.1%.  Our blended federal and state statutory tax rate is reflective of the states in which we operate, including Nevada and Texas, which generally do not have corporate income tax.  Our blended federal and state statutory rate is partially offset by benefits from additional deductions for domestic production activities allowed for under Section 199 of the Internal Revenue Code.

In April 2013, we converted into a corporation from a limited liability company, at which time we became a taxable entity. As such, we had no provision for income taxes prior to April 30, 2013, and accordingly, our income tax expense for the year ended December 31, 2013 is not comparable to 2014.

Segment Assets

	As of December 31,		Increase (Decrease)
	2014	2013	Amount	% Change
Atlanta	$75,434	$—	$75,434	NM
Central Texas	85,083	27,386	57,697	210.7%
Colorado	280,361	167,948	112,413	66.9%
Houston	28,875	—	28,875	NM
Nevada	168,401	—	168,401	NM
Corporate	32,462	117,305	(84,843)	(72.3)%
Total assets	$670,616	$312,639	$357,977	114.5%

	As of December 31,
Lots owned and	2014			2013			% Change
controlled
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	686	1,735	2,421	—	—	—	NM	NM	NM
Central Texas	1,089	1,195	2,284	241	3,327	3,568	351.9%	(64.1)%	(36.0)%
Colorado	3,349	530	3,879	2,896	1,789	4,685	15.6%	(70.4)%	(17.2)%
Houston	233	668	901	—	—	—	NM	NM	NM
Nevada	1,644	334	1,978	88	—	88	1,768.2%	NM	2,147.7%
Total	7,001	4,462	11,463	3,225	5,116	8,341	117.1%	(12.8)%	37.4%

 *NM - Not meaningful.

As a result of our business acquisitions and land acquisition strategy in 2014, we increased our segment assets by 114.5% and lots owned and controlled by 37.4% from 8,341 at December 31, 2013 to 11,463 at December 31, 2014.

Other Homebuilding Operating Data

Net new home orders	Year Ended December 31,		Increase

	2014	2013	Amount	% Change
Atlanta	129	—	NM	NM
Central Texas	133	28	105	375.0%
Colorado	539	378	161	42.6%
Houston	56	—	NM	NM
Nevada	185	—	NM	NM
Total	1,042	406	636	156.7%

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

*NM - Not meaningful.

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

For the years ended December 31, 2015, 2014 and 2013, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period. For all periods, we did not identify any communities for which the undiscounted cash flows were not substantially in excess of the carrying values and for which potential future impairments, individually or in the aggregate, could materially impact operating results and/or total equity.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2015	—	94
Year ended December 31, 2014	4	83
Year ended December 31, 2013	4	23

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

As of December 31, 2015, we have recorded a net deferred tax liability of $0.3 million.

Goodwill

We evaluate goodwill for possible impairment in accordance with Accounting Standards Codification (which we refer to as “ASC”) Topic 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

The estimated fair value of the acquired assets and assumed liabilities requires significant judgments by management which are outlined below:

Inventories

The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory.  For acquired land inventory, we typically utilize, with the assistance of a third party appraiser, a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimates include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price.  For work in process inventories, we estimate the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  For the acquisitions that we completed in 2014, we estimated a market participant would require a gross margin ranging from 6% to 24%.

Intangible assets

The fair value of the acquired intangible assets largely depends on the nature of the intangible asset acquired.  During the years ended 2014 and 2013, we identified intangible assets acquired in our business combinations for (a) non-compete agreements, (b) in place leases on cell phone towers,  (c) trade names, (d) home plans and (e) certain home construction contracts. With the assistance of a third party valuation firm, we estimate the value of each intangible asset based on a combination of approaches including the replacement cost approach and with and with-out analysis.  The fair value of acquired intangible assets is largely a factor of our forecasted future results of each acquisition and is dependent on similar assumptions as those outlined above for “Inventories.”

If forecasts and estimates utilized in our purchase price allocation differ significantly from actual results in future periods, impairments of inventory, amortizable intangible assets, and goodwill could arise.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2015 were the land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings under our Revolving Credit Facility to meet our short-term working capital requirements.

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

On July 31, 2015, we entered into a First Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which modified the Credit Agreement.  The First Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $120 million to $200 million, (ii) extended the maturity date of the Revolving Credit Facility from October 21, 2017 to October 21, 2018, (iii) admitted Bank of America, N.A. as a new lender under the Revolving Credit Facility, and (iv) increased the amount of the Company’s option to request, from time to time, an increase in the size of the Revolving Credit Facility, from an amount not exceeding $80 million to an amount not exceeding $100 million, subject to the terms and conditions of the First Modification Agreement and the Credit Agreement.

On December 22, 2015, we entered into a Second Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which modified the Credit Agreement.  The Second Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $200 million to $300 million, and (ii) admitted Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association as new lenders under the Revolving Credit Facility.

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

As of December 31, 2015 and 2014, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the year ended December 31, 2015 and December 31, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $162.7 million during the year ended December 31, 2015 from net cash used of $129.7 million during the year ended December 31, 2014. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $208.5 million during the year ended December 31, 2015, compared to a net outflow of $160.9 million during the year ended December 31, 2014, primarily driven by the increase in land acquisition, land development and homes under construction, partially offset by the increase in home closings.  We also had net cash used in working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities of $5.5 million for the year ended December 31, 2015, as compared to $8.4 million provided by working capital items for the year ended December 31, 2014.  This increase in cash used for working capital activities was primarily a result of a decrease in our accounts payable balances in between periods as a result of the timing of our accounts payable process at year end.

•

Net cash used in investing activities was $4.2 million during the year ended December 31, 2015, compared to $233.7 million in net cash used during the year ended December 31, 2014. The decrease in cash used in investing activities was a result of our purchases of LVLH, Grand View and Peachtree in 2014, whereas there were no business acquisitions in 2015, partially offset by the proceeds from the sale of golf courses in 2015.

•

Net cash provided by financing activities was $162.8 million during the year ended December 31, 2015 compared to net cash provided by financing activities of $286.8 million during the year ended December 31, 2014. The decrease in cash provided by financing activities was the result of the issuance of our senior notes and initial public offering in 2014, partially offset by higher net borrowings under the revolving credit facility.

As of December 31, 2015, our cash balance was $29.3 million.

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

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest	$522,944	$25,210	$178,151	$35,750	$283,833
Operating leases	2,566	914	1,113	352	187
Total contractual obligations	$525,510	$26,124	$179,264	$36,102	$284,020

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2015, we had outstanding purchase contracts and option contracts for 4,165 lots totaling $161.3 million, and had $2.9 million of non-refundable cash deposits pertaining to land option contracts.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2015 and 2014,  we had $63.6 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding.  We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2015, the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). In addition, our management is required to report their assessment, including their evaluation criteria, on the design and operating effectiveness of our internal control over financial reporting in this Form 10-K.

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2015, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting is effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

During 2015, we developed and implemented remediation plans to address the material weaknesses we identified in previous periods.  Specifically, our remediation plans included (i) improving our documentation and formalization of our internal controls and financial reporting policies and procedures, including implementing additional controls over our financial close and information technology processes, (ii) hiring additional resources with significant experience to our accounting team, and (iii) instituting appropriate review and oversight responsibilities within our accounting and information technology teams.  As a result of implementing our remediation plans, as of December 31, 2015, we believe we have remediated these material weaknesses.

Except as discussed above, there were no changes during the fourth quarter of 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Election of Directors—Information about Director Nominees,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act no later than April 29, 2016  (which we refer to as our “2016 Proxy Statement”).

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

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Executive Officers and Compensation” in our 2016 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2016 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Certain Relationships and Related Party Transactions” in our 2016 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Fees Incurred for Services by Principal Accountant” in our 2016 Proxy Statement.

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

4.3

Supplemental Indenture, dated as of December 18, 2014, among Century Communities, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 6, 2015).

4.4

Second Supplemental Indenture, dated as of March 13, 2015, by and among Century Communities, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

4.5

Third Supplemental Indenture, dated as of April 9, 2015, by and among Century Communities, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

4.5

Fourth Supplemental Indenture, dated as of August 27, 2015, by and among Century Communities, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2015)

10.1†

First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

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

10.10

Credit Agreement, dated October 21, 2014, among Century Communities, Inc., Texas Capital Bank, National Association, and the lenders party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 23, 2014).

10.11

First Modification Agreement, dated as of July 31, 2015, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2015)

10.12

Second Modification Agreement, dated as of December 22, 2015, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

10.13

Promissory Note, dated April 19, 2013, between Rutherford Investments, LLC and Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

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

Century Communities, Inc.

Date: February 18, 2016	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

Date: February 18, 2016	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Century Communities, Inc.

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Communities, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of debt issuance costs related to a recognized debt liability in the financial statements as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30),” and Accounting Standards Update No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” effective for interim and annual reporting periods January 1, 2016, which effective December 31, 2015, the Company elected to early adopt.

/s/ Ernst & Young LLP

Denver, Colorado

February 18, 2016

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(in thousands)

	December 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$29,287	$33,462
Accounts receivable	17,058	13,799
Inventories	810,137	556,323
Prepaid expenses and other assets	26,735	23,433
Property and equipment, net	8,375	12,471
Deferred tax asset, net	—	1,359
Amortizable intangible assets, net	4,784	8,632
Goodwill	21,365	21,137
Total assets	$917,741	$670,616
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$10,967	$17,135
Accrued expenses and other liabilities	106,777	64,029
Deferred tax liability, net	275	—
Notes payable and revolving line of credit	390,243	224,247
Total liabilities	508,262	305,411
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,303,702 and 20,875,547 shares issued and outstanding at December 31, 2015 and 2014, respectively	213	209
Additional paid-in capital	340,953	336,573
Retained earnings	68,313	28,423
Total stockholders' equity	409,479	365,205
Total liabilities and stockholders' equity	$917,741	$670,616

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue
Home sales revenues	$725,437	$351,823	$171,133
Land sales revenues	3,405	4,800	—
Golf course and other revenue	5,647	5,769	—
Total revenue	734,489	362,392	171,133
Costs and expenses
Cost of home sales revenues	579,203	276,386	129,651
Cost of land sales revenues	3,395	1,808	—
Cost of golf course and other revenue	5,037	6,301	—
Selling, general, and administrative	87,840	46,795	23,622
Total operating costs and expenses	675,475	331,290	153,273
Operating income	59,014	31,102	17,860
Other income (expense):
Interest income	129	362	228
Interest expense	(10)	(26)	—
Acquisition expense	(491)	(1,414)	(533)
Other income	1,535	736	507
Gain on disposition of assets	128	199	11
Income before income tax expense	60,305	30,959	18,073
Income tax expense	20,415	10,937	5,642
Consolidated net income of Century Communities, Inc.	39,890	20,022	12,431
Net income attributable to the non-controlling interests	—	—	52
Net income attributable to common stockholders	$39,890	$20,022	$12,379

Earnings per share:
Basic and diluted	$1.88	$1.03	$0.95
Weighted average common shares outstanding:
Basic and diluted	20,569,012	19,226,504	12,873,562

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Equity and Members’ Capital

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

		Common Stock

						Non-
	Members’			Paid-In	Retained	Controlling	Total
	Capital	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2012	$22,060	—	$—	$—	$—	$2,501	$24,561
Non-cash contributions	3,708	—	—	—	—	—	3,708
Non-cash distributions	—	—	—	—	—	(1,603)	(1,603)
Contributions	1,500	—	—	—	—	—	1,500
Distributions to non-controlling interests	—	—	—	—	—	(950)	(950)
Distributions to members	(3,830)	—	—	—	—	—	(3,830)
Conversion of subordinated obligation to equity	11,244	—	—	—	—	—	11,244
Net income January 1, 2013 through April 30, 2013	3,978	—	—	—	—	52	4,030
Members’ capital as of April 30, 2013	$38,660	—	$—	$—	$—	$—	$38,660
Conversion of LLC to C corporation	(38,660)	5,000	50	38,610	—	—	—
Issuance of common stock	—	12,075	121	223,639	—	—	223,760
Issuance of restricted stock awards	—	183	—	—	—	—	—
Stock-based compensation expense	—	—	2	733	—	—	735
Net income May 1, 2013 through December 31, 2013	—	—	—	—	8,401	—	8,401
Balance at December 31, 2013	$—	17,258	$173	$262,982	$8,401	$—	$271,556
Issuance of common stock	—	4,000	40	81,524	—	—	81,564
Repurchase of common stock	—	(608)	(6)	(9,740)	—	—	(9,746)
Repurchase of common stock upon vesting of restricted stock awards	—	(17)	—	(386)	—	—	(386)
Issuance of restricted stock awards	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	2	2,150	—	—	2,152
Excess tax benefit of stock-based compensation	—	—	—	43	—	—	43
Forfeitures of restricted stock awards	—	(7)	—	—	—	—	—
Net income	—	—	—	—	20,022	—	20,022
Balance at December 31, 2014	$—	20,876	$209	$336,573	$28,423	$—	$365,205
Repurchase of common stock upon vesting of restricted stock awards	—	(44)	—	(861)	—	—	(861)
Issuance of restricted stock awards	—	501	—	—	—	—	—
Stock-based compensation expense	—	—	4	5,241	—	—	5,245
Forfeitures of restricted stock awards	—	(29)	—	—	—	—	—
Net income	—	—	—	—	39,890	—	39,890
Balance at December 31, 2015	$—	21,304	$213	$340,953	$68,313	$—	$409,479

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

.05
	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$39,890	$20,022	$12,431
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,713	2,941	937
Stock-based compensation expense	5,245	2,152	735
Deferred income taxes	1,634	(2,054)	912
Excess tax benefit on stock-based compensation	—	(43)	—
Gain on disposition of assets	(128)	(199)	(11)
Changes in assets and liabilities:
Cash held in trust	—	—	2,917
Accounts receivable	(3,259)	(8,771)	(3,400)
Inventories	(208,524)	(160,886)	(92,250)
Prepaid expenses and other assets	4,811	(11,140)	(4,847)
Accounts payable	(6,102)	3,444	(2,749)
Accrued expenses and other liabilities	(1,014)	24,863	17,827
Net cash used in operating activities	(162,734)	(129,671)	(67,498)
Investing activities
Purchases of property and equipment	(5,750)	(1,127)	(550)
Proceeds on sale of assets	1,442	—	—
Proceeds from secured note receivable	76	—	—
Acquisitions of businesses	—	(232,585)	(15,708)
Net cash used in investing activities	(4,232)	(233,712)	(16,258)
Financing activities
Borrowings under revolving credit facilities	180,000	119,000	26,671
Payments on revolving credit facilities	(65,000)	(99,000)	(47,044)
Proceeds from issuance of senior notes	58,956	198,478	—
Proceeds from issuances of notes payable	1,169	6,760	5,763
Principal payments on notes payable	(8,656)	(3,083)	(17,096)
Debt issuance costs	(2,817)	(6,783)	—
Net proceeds from issuances of common stock	—	81,564	223,760
Repurchases of common stock upon vesting of restricted stock awards	(861)	(386)	—
Repurchases of common stock	—	(9,746)	—
Excess tax benefit on stock-based compensation	—	43	—
Contributions from members	—	—	1,500
Distributions to members	—	—	(3,830)
Distributions to non-controlling interest	—	—	(950)
Net cash provided by financing activities	162,791	286,847	188,774
Net decrease in cash and cash equivalents	$(4,175)	$(76,536)	$105,018
Cash and cash equivalents
Beginning of period	33,462	109,998	4,980
End of period	$29,287	$33,462	$109,998
Non-cash investing and financing information
Secured note receivable from sale of Tuscany golf course	$3,000	$—	$—
Seller financed acquisition of land	$—	$4,239	$—
Capital lease obligation	$106	$92	$—
Inventory contributed by members	$—	$—	$3,708
Inventory distributed to non-controlling interests	$—	$—	$1,603
Conversion of subordinated debt obligation to equity	$—	$—	$11,244
Supplemental cash flow disclosure
Cash paid for income taxes	$18,657	$18,458	$—
Cash paid for interest, net of amounts capitalized	$10	$26	$—

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015, 2014 and 2013

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we” or “the Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada and Atlanta, Georgia.  Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and each variable interest entity (which we refer to as “VIE”) for which the Company is deemed the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

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

We periodically review the collectability of our accounts receivables, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible.  As of December 31, 2015 and 2014, no allowance was recorded related to accounts receivable.

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

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the years ended December 31, 2015, 2014 and 2013, no inventory impairments were recorded.

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

We also serve as the general contractor for custom homes in our Central Texas and Houston operating segments, where the customer and not the Company owns the underlying land (which we refer to as “Build on Your Own Lot Contracts”).  Accordingly, we recognize revenue for the Build on Your Own Lot Contracts, which are primarily cost plus contracts, on the percentage-of-completion method where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  As the Company makes such estimates, judgments are required to evaluate potential variances in the cost of materials and labor and productivity.  During the years ended December 31, 2015, 2014 and 2013, we recognized revenue of $6.1 million, $22.0 million and $11.0 million, respectively, and incurred costs of $4.8 million, $17.4 million and $8.8 million, respectively, associated with Build on Your Own Lot Contracts, which are presented in home sales revenues and cost of home sales revenues on the consolidated statement of operations, respectively.  As of December 31, 2015 and 2014, we had $0.8 million and $2.0 million in contract receivables, respectively, and $0.3 million and $68 thousand in billings in excess of collections, respectively, related to the Build on Your Own Lot Contracts, which are presented on the consolidated balance sheet in accounts receivable and accrued expenses and other liabilities, respectively.

Performance Deposits

We are occasionally required to make a land, bond, and utility deposit as each new development is started.  These amounts typically are refundable as each home is sold.  Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheet.

Lot Option and Escrow Deposits

We enter into lot option purchase agreements with unrelated parties to acquire lots for the construction of homes.  Under these agreements, we have paid deposits, which in many cases are non-refundable, in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms.  Lot option and escrow deposits are included in prepaid expenses and other assets on the consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset.

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Years
Buildings and improvements	3 – 40 years
Leasehold improvements	3 – 10 years
Machinery and equipment	3 – 15 years
Furniture and fixtures	2 – 7 years
Model furnishings	2 – 5 years
Computer hardware and software	1 – 5 years

Amortizable Intangible Assets

Amortizable intangible assets consist of the estimated fair value of trade names, home construction contracts, non-compete agreements, and home plans that were acquired upon closing of the acquisition of Jimmy Jacobs, LVLH, Grand View, and Peachtree.  The acquisitions were accounted for as business combinations as defined in Accounting Standards Codification (which we refer to as “ASC”) 805, Business Combinations.  A high degree of judgment is made by management on variables, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets.  The identified intangible assets are amortized over their respective estimated useful life.  Trade names, non-compete agreements, and other intangibles assets are amortized to selling, general and administrative expenses in the consolidated statement of operations.  Intangible assets for cell phone tower leases, and home construction contracts are amortized to other income and cost of home sales, respectively, as income on the related contracts are earned.

The estimated lives for each major amortizable classification of intangible assets are as follows:

Years
Trade names	2 – 4 years
Home construction contracts	1 – 2 years
Non-compete agreements	2 – 5 years
Cell phone tower leases	5 – 20 years
Home plans	7 years

Earnest Money Deposits

We collect earnest deposits at the time a home buyer’s contract is accepted.  Earnest money deposits held on homes under contract as of December 31, 2015 and 2014, totaled $6.7 million and $6.7 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation—Stock Compensation.    ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest.

Prior to our initial public offering in June 2014, our common stock was not actively traded in a liquid primary market, and accordingly, the determination of the fair value of our restricted stock awards required significant judgment by management.  As such, we first consider transactions in our common stock by qualified institutional buyers subsequent to our private placement in the secondary market.  We also considered various factors to determine whether the closing price of our common stock in the secondary market was an accurate representation of the fair value of the restricted stock awards.  These considerations included, but were not limited to, the timing of transactions in the secondary market and the elapsed time from the relevant grant date (if any), the volume of transactions in the market, and the level of information available to the investors.  To the extent we believed that the closing price of our common stock in the secondary market was not an accurate representation of the fair value of the restricted stock award, we also considered observable trends in the stock prices of our publicly traded peers since our private placement, as well as internal valuations based on recent forecasts in determining the grant date fair value of the award.

Subsequent to our initial public offering, we value our restricted stock awards equal to the closing price of our common stock on the New York Stock Exchange on the date of grant.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities.  Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. As of December 31, 2015 and 2014, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority.  The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statement of operations.   As of December 31, 2015 and 2014, we had no reserves for uncertain tax positions.

Goodwill

We evaluate goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

As of December 31, 2015 and 2014, we determined our goodwill was not impaired.

Business Combinations

We account for business combinations in accordance with ASC 850, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable net assets as goodwill.

Variable Interest Entities

We review land option contracts where we have a non-refundable deposit to determine whether the corresponding land seller is a VIE and, if so, whether we are the primary beneficiary.

In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities that most significantly impact the economic performance of the VIE.  In making this determination, we consider whether we have the power to direct certain activities, including, but not limited to, determining or limiting the scope or purpose of the VIE, the ability to sell or transfer property owned or controlled by the VIE, or arranging financing for the VIE. We are not the primarily beneficiary of any VIE as of December 31, 2015 and 2014.

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of extraordinary items from GAAP, but the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. Our adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 updates the analysis that a reporting entity must perform to determine whether to consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Our adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30).” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  Early adoption is permitted for financial statements that have not been previously issued and the guidance should be applied retrospectively to each period presented. The adoption of ASU 2015-03 requires us to adjust our current presentation of debt issuance costs related to our senior notes on our consolidated balance sheets from prepaid expenses and other assets to a reduction of the related liability. We adopted ASU 2015-03 early and the results of adoption are shown below.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” for public entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact ASU 2015-14 and ASU 2014-09 will have on our consolidated financial statements. We do not intend to adopt ASU 2015-14 early.

In August 2015, the FASB issued ASU No. 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.” ASU 2015-15 clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. Specifically, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have adopted ASU 2015-15 and there was no material effect on our consolidated financial statements as a result of such adoption.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805).” ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively account for measurement period adjustments. The update is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. Our adoption of ASU 2015-16 is not expected to have a material effect on our consolidated financial statements.

Adoption of Accounting Standard Resulting in Reclassification of Debt Issuance Costs

Effective December 31, 2015, we elected to early-adopt ASU 2015-03 (see “Recently Issued Accounting Standards” above). ASU 2015-03 was applied retrospectively to our consolidated financial statements and as such, comparative financial statements of prior years have been adjusted accordingly. The below financial statement line items, reflected on the December 31, 2014 consolidated balance sheet, were affected by the change in accounting principle (in thousands):

	As Previously Reported	Adjustment	As Adjusted

Prepaid expenses and other assets	$28,796	$(5,363)	$23,433
Total assets	$675,979	$(5,363)	$670,616
Notes payable and revolving line of credit	$229,610	$(5,363)	$224,247
Total liabilities	$310,774	$(5,363)	$305,411

2. Reporting Segments

Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  In addition, our Corporate operations include certain assets and income produced from residential rental property in Colorado.  Our homebuilding reportable segments are engaged in the development, design, contraction, marketing and sale of single-family attached and detached homes.

The following tables summarize total revenue and pretax income by operating segment (in thousands):

	Year Ended December 31,
	2015	2014	2013

Revenue:
Atlanta	$269,188	$36,726	$—
Central Texas	77,996	55,845	21,136
Colorado	259,259	181,609	149,997
Houston	38,233	17,458	—
Nevada	89,813	70,754	—
Total revenue	$734,489	$362,392	$171,133

Income before income tax expense:
Atlanta	$23,574	$899	$—
Central Texas	5,048	5,053	299
Colorado	37,090	29,924	26,117
Houston	(788)	(759)	—
Nevada	12,425	8,588	—
Corporate	(17,044)	(12,746)	(8,343)
Total income before income tax expense	$60,305	$30,959	$18,073

The following table summarizes total assets by operating segment (in thousands):

	As of December 31,
	2015	2014
Atlanta	$185,331	$75,434
Central Texas	117,037	85,083
Colorado	313,653	280,361
Houston	51,534	28,875
Nevada	220,209	168,401
Corporate	29,977	32,462
Total assets	$917,741	$670,616

Corporate assets primarily include cash and cash equivalents, prepaid insurance, and certain property and equipment.

3. Business Combinations

We did not complete any business combinations during the year ended December 31, 2015.

Business combinations during the year ended December 31, 2014

Acquisition of LVLH

On April 1, 2014, we purchased substantially all of the assets and operations of LVLH, a homebuilder with operations in Las Vegas, Nevada, for a purchase price of approximately $165 million. The acquired assets consisted of 1,761 lots within five single-family communities in the greater Las Vegas, Nevada metropolitan area. The 1,761 lots included 57 homes in backlog, 17 model homes and three custom lots. In addition, we acquired two fully operational golf courses and two one-acre commercial plots.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.8 million in acquisition-related costs, which are included in other income (expense) on the consolidated statements of operations.

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

We determined the estimate of fair value for amortizable intangible assets, which includes a non-solicitation agreement, cell phone tower leases, and home plans, with the assistance of a third party valuation firm.  Our estimates of the fair value of the non-solicitation agreement, cell phone tower leases, and homes plans was $1.4 million, $1.4 million and $0.3 million, respectively, which will be amortized over 2 years, 16.6 years, and 7 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 9.1 years.

We determined that LVLH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Goodwill includes the anticipated economic value of the acquired workforce. Approximately $7.0 million of goodwill is expected to be deductible for tax purposes.

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2014 is $70.8 million and $8.6 million, respectively, earned from LVLH subsequent to the acquisition date.

Acquisition of Grand View

On August 12, 2014, we purchased substantially all of the assets and operations of Grand View in Houston, Texas for a purchase price of approximately $13 million and annual earnout payments based on a percentage of adjusted pre-tax income over the next two years.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.1 million in acquisition-related costs, which are included in other income (expense) on the consolidated statements of operations.

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

We determined the estimate of fair value for amortizable intangible assets, which includes a non-compete agreement, a trade name, home plans, and backlog associated with certain custom home contracts, with the assistance of a third party valuation firm.  Our estimate of the fair value of the non-compete agreement, trade name, home plans and backlog were $0.5 million, $1.0 million, $0.1 million, and $0.2 million respectively, which will be amortized over 4 years, 2.7 years, 7 years, and 1.5 years, respectively.  In total, amortizable intangible assets will be amortized over a weighted average life of 2.8 years.

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

Goodwill includes the anticipated economic value of the acquired workforce.  No goodwill is expected to be deductible for tax purposes.

During the year ended December 31, 2015, we recorded measurement period adjustments, which decreased the estimated value of amortizable intangible assets by $0.5 million and decreased the estimated value of inventories by $0.2 million, resulting in an increase in goodwill of $0.7 million.  The measurement period adjustments also resulted in a decrease of $0.1 million for the year ended December 31, 2015 to selling, general, and administrative expenses and a reduction of $0.2 million to cost of home sales revenues on the consolidated statements of operations.

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2014 is $17.5 million and ($0.8) million, respectively, resulting from Grand View subsequent to the acquisition date.

Acquisition of Peachtree

On November 13, 2014, we acquired substantially all the assets and operations of Peachtree, a leading homebuilder in Atlanta, Georgia for approximately $57 million in cash. The acquired assets include land, homes under construction, model homes and lot option contacts in 36 communities in the greater Atlanta area.  As a result of the acquisition, we obtained ownership or control of 2,120 lots in the greater Atlanta market. As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.5 million in acquisition-related costs, which are included in other income (expense) on the consolidated statements of operations.

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

Goodwill includes the anticipated economic value of the acquired workforce.  Approximately $12.0 million of goodwill is expected to be deductible for tax purposes.

During the year ended December 31, 2015, we recorded a measurement period adjustment, which increased the estimated value of amortizable intangible assets and decreased the fair value of goodwill by $0.6 million. The measurement period adjustment also resulted in an increase of $0.1 million for the year ended December 31, 2015 to cost of home sales revenues on our consolidated statements of operations.

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2014 is $36.7 million resulting from Peachtree subsequent to the acquisition date.

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

Goodwill includes the anticipated economic value of the acquired workforce.  Approximately $1.5 million of goodwill is expected to be deductible for tax purposes.

Included in home sales revenue and income before income taxes on the consolidated statement of operations for the year ended December 31, 2013 is $21.1 million and $0.3 million, respectively, earned from Jimmy Jacobs subsequent to the acquisition date.

Pro forma Financial Information (Unaudited)

There are no pro forma adjustments for the year ended December 31, 2015.  Unaudited pro forma revenue and income before tax expense for the year ended December 31, 2014 give effect to the results of the acquisitions of Grand View, and Peachtree as if the acquisitions had occurred as of January 1, 2014.  Unaudited pro forma revenue and income before tax expense for the year ended December 31, 2013 give effect to the results of the acquisitions of Jimmy Jacobs, LVLH, Grand View, and Peachtree as if the acquisitions had occurred as of January 1, 2013.

	Year Ended December 31,
	2014	2013
Pro forma revenue	$599,362	$455,605
Pro forma income before taxes	$49,148	$31,710

4. Inventory

Inventory included the following (in thousands):

	As of December 31,
	2015	2014
Homes under construction	$374,274	$250,104
Land and land development	414,330	294,917
Capitalized interest	21,533	11,302
Total inventories	$810,137	$556,323

5. Amortizable Intangible Assets

Amortizable intangible assets included the following (in thousands):

	As of December 31,
	2015	2014
Trade names	$2,499	$2,972
Home construction contracts	880	878
Non-compete agreements	5,084	5,084
In place lot option contracts	628	—
Cell phone tower leases	—	1,408
Home plans	764	764
Gross intangible assets	9,855	11,106
Accumulated amortization	(5,071)	(2,474)
Intangible assets, net	$4,784	$8,632

We recognized amortization expense on our intangibles of $2.4 million, $1.5 million and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, expected amortization expense for amortizable intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2016	$1,872
2017	1,267
2018	830
2019	675
2020	100
Thereafter	40
Net intangible assets, net	$4,784

6. Property and Equipment

Property and equipment included the following (in thousands):

	As of December 31,
	2015	2014
Land	$200	$3,362
Buildings and improvements	958	6,120
Leasehold improvements	463	568
Machinery and equipment	222	536
Furniture and fixtures	458	397
Model furnishings	6,881	2,249
Computer hardware and software	2,538	1,441
	11,720	14,673
Less accumulated depreciation	(3,345)	(2,202)
Total property and equipment, net	$8,375	$12,471

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	As of December 31,
	2015	2014
Prepaid insurance	$5,696	$8,481
Lot option and escrow deposits	4,634	4,716
Performance deposits	1,404	5,365
Deferred financing costs -revolving line of credit, net	2,318	1,015
Restricted cash	360	518
Secured note receivable	2,947	—
Assets held for sale	5,797	—
Other	3,579	3,338
Total prepaid expenses and other assets	$26,735	$23,433

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	As of December 31,
	2015	2014
Earnest money deposits	$6,717	$6,703
Warranty reserve	2,622	2,194
Accrued compensation costs	8,114	6,632
Land development and home construction accruals	83,322	34,994
Accrued interest	2,651	1,935
Income taxes payable	374	217
Earnout liability	—	2,426
Liabilities related to assets held for sale	223	—
Other	2,754	8,928
Total accrued expenses and other liabilities	$106,777	$64,029

9. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.6 during the year ended December 31, 2015, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.   Changes in our warranty accrual for the years ended December 31, 2015 and 2014 are detailed in the table below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$2,194	$1,150	$679
Warranty reserves assumed in business combinations	—	591	—
Warranty expense provisions	2,676	1,665	1,112
Payments	(1,628)	(1,030)	(641)
Warranty adjustment	(620)	(182)	—
Ending balance	$2,622	$2,194	$1,150

10. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
6.875% senior notes	$251,815	$193,242
Revolving line of credit	135,000	20,000
Land development notes	2,677	5,737
Insurance premium notes	751	5,135
Capital lease obligations	—	133
Total notes payable and revolving line of credit	$390,243	$224,247

6.875% senior notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (which we refer to as the “Initial Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”).  The Initial Senior Notes were issued at a price equal to 99.239% of their principal amount, and we received net proceeds of approximately $193.3 million.  In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Initial Exchange Notes”), for all of the Initial Senior Notes.  The terms of the Initial Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Initial Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Senior Notes do not apply to the Initial Exchange Notes.

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “Additional Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The Additional Senior Notes were issued at a price equal to 98.26% of their principal amount, and we received net proceeds of approximately $58.5 million.  The Additional Senior Notes are additional notes issued under the indenture pursuant to which the initial $200 million in aggregate principal amount of Initial Senior Notes were issued.  In October 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities

Act (which we refer to as the “Additional Exchange Notes”), for all of the Additional Senior Notes.  The terms of the Additional Exchange Notes are identical in all material respects to the Additional Senior Notes, except that the Additional Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Additional Senior Notes do not apply to the Additional Exchange Notes.

The Initial Exchange Notes and the Additional Exchange Notes bear the same CUSIP number, are fungible with each other, and are treated as a single series of notes under the indenture.  We refer to the Initial Exchange Notes and the Additional Exchange Notes, collectively, as the “Senior Notes.”  The Senior Notes carry a coupon of 6.875% per annum.  The Senior Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The Senior Notes contain certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Senior Notes is due May 2022, with interest only payments due semi-annually in May and November of each year.

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

On July 31, 2015, we entered into a First Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which modified the Credit Agreement.  The First Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $120 million to $200 million, (ii) extended the maturity date of the Revolving Credit Facility from October 21, 2017 to October 21, 2018, (iii) admitted Bank of America, N.A. as a new lender under the Revolving Credit Facility, and (iv) increased the amount of the Company’s option to request, from time to time, an increase in the size of the Revolving Credit Facility, from an amount not exceeding $80 million to an amount not exceeding $100 million, subject to the terms and conditions of the First Modification Agreement and the Credit Agreement.

On December 22, 2015, we entered into a Second Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which modified the Credit Agreement.  The Second Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $200 million to $300 million, and (ii) admitted Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association as new lenders under the Revolving Credit Facility.

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

As of December 31, 2015 and 2014, we had $135.0 million and $20.0 million outstanding on the Credit Agreement, respectively.

Other financing obligations

As of December 31, 2015, the Company has three land development notes which mature in April 2016, and two insurance premium notes which mature in March 2016 and March 2017.  These notes bear interest at rates ranging from 0.5% to 5.0%.  As of December 31, 2015 and 2014, we had $3.4 million and $10.9 million, respectively, of outstanding land development notes and insurance premium notes.

Aggregate annual maturities of long-term debt as of December 31, 2015 are as follows (in thousands):

2016	$3,291
2017	137
2018	135,000
2019	—
2020	—
Thereafter	260,000
Total	398,428
Less: Discount and deferred financing costs, net on 6.875% senior notes	(8,185)
Carrying amount	$390,243

11. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2015, 2014 and 2013, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of machinery related to our golf course operations.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest capitalized beginning of period	$11,302	$2,820	$3,243
Interest capitalized during period	20,313	10,848	1,098
Less: capitalized interest in cost of sales	(10,082)	(2,366)	(1,521)
Interest capitalized end of period	$21,533	$11,302	$2,820

12. Income Taxes

On April 30, 2013, the Company reorganized from a limited liability company into a Delaware corporation, and accordingly, we are subject to federal and state income taxes.  On the date of conversion, we recorded a net deferred tax liability of $0.6 million on our consolidated balance sheet, the effect of which was recorded as an income tax expense on our consolidated statement of operations.

Our income tax expense for the years ended December 31, 2015, 2014 and 2013 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$16,754	$11,860	$4,168
State and local	2,027	1,131	562
Total current	18,781	12,991	4,730
Deferred
Federal	1,513	(1,923)	840
State and local	121	(131)	72
Total deferred	1,634	(2,054)	912
Income tax expense	$20,415	$10,937	$5,642

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory income tax expense	$21,107	$10,836	$4,897
State income tax expense, net of federal income tax expense	1,690	643	382
Section 199 deduction	(1,766)	(612)	(421)
Other permanent items	37	70	157
Other adjustments	(653)	-	-
Conversion to corporation	-	-	627
Income tax expense	$20,415	$10,937	$5,642

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets
Warranty reserves	$983		$810
Amortizable intangible assets	678		3,694
Stock based compensation	1,513		626
Inventories, additional costs capitalized for tax	41		-
Deferred tax asset	3,215		5,130

Deferred tax liabilities
Prepaid expenses	514		229
Property and equipment	1,420		264
Accrued expenses	1,556		540
Inventories, additional costs capitalized for GAAP	-		2,738
Deferred tax liability	3,490	—	3,771
Net deferred tax asset (liability)	$(275)		$1,359

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

13. Fair Value Disclosures

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		December 31, 2015		December 31, 2014
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$2,947	$2,926	$—	$—

6.875% Senior Notes(2)	Level 2	$251,815	$232,503	$193,242	$197,650
Revolving line of credit(3)	Level 2	135,000	135,000	20,000	20,000
Land development notes(4)	Level 2	2,677	2,672	5,737	5,724
Insurance premium notes(3)	Level 2	751	751	5,135	5,135
Capital lease obligations(3)	Level 2	—	—	133	133
Total notes payable and revolving line of credit		$390,243	$370,926	$224,247	$228,642

Earnout liability(5)	Level 3	$—	$—	$2,426	$2,426

(1)

The estimated fair value of the secured note received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment as of December 31, 2015 was based on a cash flow model discounted at market interest rates that considered the underlying risks of the note.

(2)

Estimated fair value of the Senior Notes at December 31, 2014 was based on a cash flow model discounted at market interest rates that considered underlying risks of the debt. At December 31, 2015, the fair values of the Senior Notes also incorporated recent trading activity of the Senior Notes in inactive markets.

(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)	The estimated fair values of the land development notes at December 31, 2015 and 2014 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.
(5)

Recognized in connection with the acquisition of Grand View on August 12, 2014. A Monte Carlo model was used to value the earnout by simulating earnings, applying the terms of the earnout in each simulated path, determining the average payment in each year across all of the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model included a range of forecasted assumptions which increased and decreased by 10.1% from our base case and discount rates ranging from 5.1% to 6.3%. We decreased the liability by $2.4 million during the year ended December 31, 2015 to adjust the carrying value of the earnout to fair value which was zero as of December 31, 2015. The decrease is included as a reduction to selling, general and administrative expense on our consolidated statement of operations.

The carrying amount of cash and cash equivalents approximates fair value.  Nonfinancial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

14. Operating Leases

The Company maintains noncancellable operating leases for office space.  The Company recognizes expense on a straight-line basis over the life of each lease.  Rent expense for the years ended December 31, 2015, 2014 and 2013, was $1.1 million, $0.5 million and $0.3 million, respectively, included in selling, general, and administrative on the consolidated statement of operations.

Future minimum lease payments as of December 31, 2015 are as follows (in thousands):

2016	$914
2017	675
2018	438
2019	174
2020	178
Thereafter	187
Total	$2,566

15. Postretirement Plan

The Company has a 401(k) plan covering substantially all employees.  The Company makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation.  Contributions to the plan during the years ended December 31, 2015, 2014 and 2013 were $0.2 million, $0.1 million and $0.1 million, respectively.

16. Stock-Based Compensation

The Company’s authorized capital stock consists of 100.0 million shares of common stock, $0.01 par value per share and 50.0 million shares of preferred stock, $0.01 par value.  As of December 31, 2015 and 2014, there were 20.6 million and 20.5 million shares of common stock issued and outstanding, exclusive of the restricted common stock issued, respectively. The Company has also reserved a total of 1.8 million shares of common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards.

The following summarizes restricted stock award activity for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	365,868	$20.78	182,774	$19.57	-	$-
Granted	500,574	16.92	250,380	21.34	182,998	19.56
Vested	(141,141)	20.62	(60,609)	19.58	-	-
Forfeited	(28,885)	17.42	(6,677)	19.59	(224)	16.94
Outstanding, end of year	696,416	$18.18	365,868	$20.78	182,774	$19.57

As of December 31, 2015, 0.7 million shares of restricted stock were unvested and $8.6 million of unrecognized compensation costs is expected to be recognized over a weighted average period of 1.8 years.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation expense of $5.2 million, $2.2 million and $0.7 million, respectively, which is included in selling, general, and administrative on the consolidated statements of operations.

17. Earnings Per Share

We use the two-class method of calculating earnings per share (EPS) as our unvested restricted stock awards have non-forfeitable rights to dividends, and accordingly represent a participating security.  The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share information):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net income	$39,890	$20,022	$12,431
Less: Net income attributable to the non-controlling interest	—	—	(52)
Less: Undistributed earnings allocated to participating securities	(1,323)	(296)	(104)
Net income allocable to common stockholders	$38,567	$19,726	$12,275
Denominator
Weighted average common shares outstanding - basic and diluted:	20,569,012	19,226,504	12,873,562
Earnings per share:
Basic and diluted	$1.88	$1.03	$0.95

18. Related-Party Transactions

Prior to our May 2013 private placement, the Company transacted with entities that were controlled by the same individuals who control the Company and are Co-CEOs of the Company.  Transactions between entities under common control for land inventory are recorded at the carrying basis of the related party.

In 2013, prior to the private placement, the members contributed their membership interests in Waterside at Highland Park, LLC to the Company for $3.7 million, which represented the carrying basis of the transferring entity on the date of transfer.  The contribution is reflected in our consolidated statement of stockholder’s equity and members’ capital.

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

During the years ended December 31, 2015, 2014 and 2013, we delivered homes for which the land was originally purchased from entities under common control.  Recording the lots at the carrying basis of the entities under common control as opposed to the purchase price benefitted gross margins by $1.8 million, $2.1 million, and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015 and 2014, lots with a carrying basis, before development costs, of $1.0 million, and $1.5 million, respectively, which were purchased from entities under common control, were included in inventories on our consolidated balance sheet.

During the year ended December 31, 2013, the Company paid management fees of $0.2 million, which are included in selling, general and administrative on the consolidated statement of operations.  The management agreement was terminated during the second quarter of 2013.

19. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2015 and 2014, we had $63.6 million and $34.0 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

20. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2015
Home sales revenues	$154,335	$186,808	$179,775	$204,519
Gross margin from home sales revenues	$29,529	$36,583	$38,323	$41,799
Income before tax expense	$9,524	$14,431	$15,945	$20,405
Net income	$6,351	$9,798	$10,583	$13,158
Basic and diluted earnings per share	$0.30	$0.46	$0.50	$0.62

2014
Home sales revenues	$49,671	$77,328	$90,735	$134,089
Gross margin from home sales revenues	$12,397	$19,131	$19,839	$24,070
Income before tax expense	$5,196	$8,049	$6,697	$11,017
Net income	$3,368	$5,338	$4,127	$7,189
Basic and diluted earnings per share	$0.20	$0.30	$0.19	$0.34

21. Disposition of Golf Courses

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

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option provides for closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2015.

22. Supplemental Guarantor Information

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of our 6.875% senior unsecured notes due 2022 (which we refer to as the “Initial Senior Notes”).  In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022, which are registered under the Securities Act (which we refer to as the “Initial Exchange Notes”), for all of the Initial Senior Notes.  The terms of the Initial Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Initial Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Senior Notes do not apply to the Initial Exchange Notes.

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “Additional Senior Notes”).  In October 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Additional Exchange Notes”), for all of the Additional Senior Notes.  The terms of the Additional Exchange Notes are identical in all material respects to the Additional Senior Notes, except that the Additional Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Additional Senior Notes do not apply to the Additional Exchange Notes.

The Additional Senior Notes and the Additional Exchange Notes are additional notes issued under the indenture pursuant to which the Initial Senior Notes and Initial Exchange Notes were issued.  The Initial Exchange Notes and the Additional Exchange Notes bear the same CUSIP number, are fungible with each other, and are treated as a single series of notes under the indenture.  We refer to the Initial Exchange Notes and the Additional Exchange Notes, collectively, as the “Senior Notes.”

The Senior Notes are our unsecured senior obligations, and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to as “Guarantors”).

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

As the guarantees were made in connection with the February 2015 exchange offer for the Initial Exchange Notes and October 2015 exchange offer for the Additional Exchange Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,002	$7,285	$—	$—	$29,287
Accounts receivable	1,239	15,819	—	—	17,058
Investment in subsidiaries	777,898	—	—	(777,898)	—
Inventories	—	810,137	—	—	810,137
Prepaid expenses and other assets	3,727	23,008	—	—	26,735
Property and equipment, net	857	7,518	—	—	8,375
Deferred tax asset, net	—	—	—	—	—
Amortizable intangible assets, net	—	4,784	—	—	4,784
Goodwill	—	21,365	—	—	21,365
Total assets	$805,723	$889,916	$—	$(777,898)	$917,741
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$10,967	$—	$—	$10,967
Accrued expenses and other liabilities	9,154	97,623	—	—	106,777
Deferred tax liability, net	275	—	—	—	275
Notes payable and revolving line of credit	386,815	3,428	—	—	390,243
Total liabilities	396,244	112,018	—	—	508,262
Stockholders’ equity:	409,479	777,898	—	(777,898)	409,479
Total liabilities and stockholders’ equity	$805,723	$889,916	$—	$(777,898)	$917,741

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,710	$10,752	$—	$—	$33,462
Accounts receivable	1,202	12,597	—	—	13,799
Investment in subsidiaries	558,177	—	—	(558,177)	—
Inventories	—	556,323	—	—	556,323
Prepaid expenses and other assets	1,923	21,510	—	—	23,433
Property and equipment, net	641	11,830	—	—	12,471
Deferred tax asset, net	1,359	—	—	—	1,359
Amortizable intangible assets, net	—	8,632	—	—	8,632
Goodwill	—	21,137	—	—	21,137
Total assets	$586,012	$642,781	$—	$(558,177)	$670,616
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$70	$17,065	$—	$—	$17,135
Accrued expenses and other liabilities	7,495	56,534	—	—	64,029
Notes payable and revolving line of credit	213,242	11,005	—	—	224,247
Total liabilities	220,807	84,604	—	—	305,411
Stockholders’ equity:	365,205	558,177	—	(558,177)	365,205
Total liabilities and stockholders’ equity	$586,012	$642,781	$—	$(558,177)	$670,616

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$725,437	$—	$—	$725,437
Land sales revenues	—	3,405	—	—	3,405
Golf course and other revenue	—	5,647	—	—	5,647
Total revenue	—	734,489	—	—	734,489
Costs and expenses
Cost of homes sales revenues	—	579,203	—	—	579,203
Cost of land sales revenues	—	3,395	—	—	3,395
Cost of golf course and other revenue	—	5,037	—	—	5,037
Selling, general and administrative	18,013	69,827	—	—	87,840
Total operating costs and expenses	18,013	657,462	—	—	675,475
Operating income	(18,013)	77,027	—	—	59,014
Other income (expense)
Equity in earnings from consolidated subsidiaries	51,197	—	—	(51,197)	—
Interest income	44	85	—	—	129
Interest expense	—	(10)	—	—	(10)
Acquisition expense	(491)	—	—	—	(491)
Other income	—	1,535	—	—	1,535
Gain on disposition of assets	—	128	—	—	128
Income before income tax expense	32,737	78,765	—	(51,197)	60,305
Income tax expense	(7,153)	27,568	—	—	20,415
Consolidated net income of Century Communities, Inc.	$39,890	$51,197	$—	$(51,197)	$39,890

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2014 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$351,823	$—	$—	$351,823
Land sales revenues	—	4,800	—	—	4,800
Golf course and other revenue	—	5,769	—	—	5,769
Total revenue	—	362,392	—	—	362,392
Cost of home sale revenues
Cost of homes sales revenues	—	276,386	—	—	276,386
Cost of land sales revenues	—	1,808	—	—	1,808
Cost of golf course and other revenue	—	6,301	—	—	6,301
Selling, general and administrative	12,185	34,610	—	—	46,795
Total operating costs and expenses	12,185	319,105	—	—	331,290
Operating income	(12,185)	43,287	—	—	31,102
Other income (expense)
Equity in earnings from consolidated subsidiaries	28,729	—	—	(28,729)	—
Interest income	359	3	—	—	362
Interest expense	—	(26)	—	—	(26)
Acquisition expense	(1,414)	—	—	—	(1,414)
Other income	—	736	—	—	736
Gain on disposition of assets	—	199	—	—	199
Income before income tax expense	15,489	44,199	—	(28,729)	30,959
Income tax expense	(4,533)	15,470	—	—	10,937
Consolidated net income of Century Communities, Inc.	$20,022	$28,729	$—	$(28,729)	$20,022

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2013 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$170,565	$568	$—	$171,133
Land sales revenues	—	—	—	—	—
Golf course and other revenue	—	—	—	—	—
Total revenue	—	170,565	568	—	171,133
Cost of home sale revenues
Cost of homes sales revenues	—	129,253	398	—	129,651
Cost of land sales revenues	—	—	—	—	—
Cost of golf course and other revenue	—	—	—	—	—
Selling, general and administrative	8,571	14,933	118	—	23,622
Total operating costs and expenses	8,571	144,186	516	—	153,273
Operating income	(8,571)	26,379	52	—	17,860
Other income (expense)
Equity in earnings from consolidated subsidiaries	19,600	—	—	(19,600)	—
Interest income	228	—	—	—	228
Interest expense	—	—	—	—	—
Acquisition expense	(533)	—	—	—	(533)
Other income	—	507	—	—	507
Gain on disposition of assets	—	11	—	—	11
Income before income tax expense	10,724	26,897	52	(19,600)	18,073
Income tax expense (benefit)	(1,707)	7,349	—	—	5,642
Consolidated net income of Century Communities, Inc.	12,431	19,548	52	(19,600)	12,431
Net income attributable to the non-controlling interests	52	0	—	—	52
Income attributable to common stockholders	$12,379	$19,548	$52	$(19,600)	$12,379

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash used in operating activities	$(3,742)	$(158,992)	$—	$—	$(162,734)
Net cash used in investing activities	(167,244)	(3,839)	—	166,851	(4,232)
Financing activities
Borrowings under revolving credit facilities	180,000	—	—	—	180,000
Payments on revolving credit facilities	(65,000)	—	—	—	(65,000)
Proceeds from issuance of senior notes	58,956	—	—	—	58,956
Proceeds from issuance of notes payable	—	1,169	—	—	1,169
Principal payments on notes payable	—	(8,656)	—	—	(8,656)
Debt issuance costs	(2,817)	—	—	—	(2,817)
Repurchases of common stock upon vesting of restricted stock awards	(861)	—	—	—	(861)
Payments from (and advances to) parent/subsidiary	—	166,851	—	(166,851)	—
Net cash provided by financing activities	170,278	159,364	—	(166,851)	162,791
Net decrease in cash and cash equivalents	(708)	(3,467)	—	—	(4,175)
Cash and cash equivalents
Beginning of period	22,710	10,752	—	—	33,462
End of period	$22,002	$7,285	$—	$—	$29,287

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(7,783)	$(121,888)	$—	$—	$(129,671)
Net cash used in investing activities	(359,291)	(233,001)	—	358,580	(233,712)
Financing activities
Borrowings under revolving credit facilities	119,000	—	—	—	119,000
Payments on revolving credit facilities	(99,000)	—	—	—	(99,000)
Proceeds from issuance of senior notes	198,478	—	—	—	198,478
Proceeds from issuance of notes payable	—	6,760	—	—	6,760
Principal payments on notes payable	—	(3,083)	—	—	(3,083)
Debt issuance costs	(6,783)	—	—	—	(6,783)
Net proceeds from issuances of common stock	81,564	—	—	—	81,564
Repurchases of common stock	(9,746)	—	—	—	(9,746)
Excess tax benefit on stock-based compensation	43	—	—	—	43
Payments from (and advances to) parent/subsidiary	—	358,580	—	(358,580)	—
Repurchases of common stock upon vesting of restricted stock awards	(386)	—	—	—	(386)
Net cash provided by financing activities	283,170	362,257	—	(358,580)	286,847
Net increase (decrease) in cash and cash equivalents	(83,904)	7,368	—	—	(76,536)
Cash and cash equivalents
Beginning of period	106,614	3,384	—	—	109,998
End of period	$22,710	$10,752	$—	$—	$33,462

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2013 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(976)	$(69,865)	$3,343	$—	$(67,498)
Net cash used in investing activities	(96,663)	(16,258)	—	96,663	(16,258)
Financing activities
Borrowings under revolving credit facilities	26,671	—	—	—	26,671
Payments on revolving credit facilities	(47,044)	—	—		(47,044)
Proceeds from issuance of notes payable	—	5,763	—		5,763
Principal payments on notes payable	—	(17,096)	—	—	(17,096)
Net proceeds from issuances of common stock	223,760	—	—	—	223,760
Payments from (and advances to) parent/subsidiary	—	100,629	(3,966)	(96,663)	—
Contributions from members	1,500	—		—	1,500
Distributions to members	(3,830)	—	—	—	(3,830)
Distributions to non-controlling interest	(950)	—	—	—	(950)
Net cash provided by financing activities	200,107	89,296	(3,966)	(96,663)	188,774
Net increase (decrease) in cash and cash equivalents	102,468	3,173	(623)	—	105,018
Cash and cash equivalents
Beginning of period	4,146	211	623	—	4,980
End of period	$106,614	$3,384	$—	$—	$109,998

23. Subsequent Events

No subsequent events were noted.