Form 10-Q
period 2016-03-31
Century Communities, Inc.
filed 2016-05-06
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 29,  2016,  21,100,880 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three  months ended March 31, 2016

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$11,437	$29,287
Accounts receivable	17,192	17,058
Inventories	867,357	810,137
Prepaid expenses and other assets	26,147	26,735
Property and equipment, net	9,983	8,375
Amortizable intangible assets, net	4,140	4,784
Goodwill	21,365	21,365
Total assets	$957,621	$917,741
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$13,538	$10,967
Accrued expenses and other liabilities	112,092	106,777
Deferred tax liability, net	411	275
Notes payable and revolving line of credit	415,051	390,243
Total liabilities	541,092	508,262
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,101,574 and 21,303,702 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	211	213
Additional paid-in capital	340,022	340,953
Retained earnings	76,296	68,313
Total stockholders' equity	416,529	409,479
Total liabilities and stockholders' equity	$957,621	$917,741

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Home sales revenues	$181,081	$154,335
Land sales revenues	1,970	—
Golf course and other revenue	1,045	2,103
Total revenue	184,096	156,438
Costs and expenses
Cost of home sales revenues	144,353	124,806
Cost of land sales revenues	1,826	—
Cost of golf course and other revenue	716	1,506
Selling, general, and administrative	25,185	20,932
Total operating costs and expenses	172,080	147,244
Operating income	12,016	9,194
Other income (expense):
Interest income	40	16
Interest expense	(2)	(3)
Acquisition expense	(169)	—
Other income	324	317
Gain on disposition of assets	220	—
Income before income tax expense	12,429	9,524
Income tax expense	4,446	3,173
Net income	$7,983	$6,351

Earnings per share:
Basic and diluted	$0.38	$0.30
Weighted average common shares outstanding:
Basic	20,626,451	20,509,679
Diluted	20,645,247	20,509,679

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$7,983	$6,351
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,404	988
Stock-based compensation expense	1,715	1,056
Deferred income taxes	137	(453)
Gain on disposition of assets	(220)	—
Changes in assets and liabilities:
Accounts receivable	(134)	(5,005)
Inventories	(51,637)	(43,583)
Prepaid expenses and other assets	347	872
Accounts payable	2,571	(7,653)
Accrued expenses and other liabilities	270	9,654
Net cash used in operating activities	(37,564)	(37,773)
Investing activities
Purchases of property and equipment	(2,784)	(1,215)
Proceeds from sale of assets	636	—
Principal payments on notes receivable	24	—
Net cash used in investing activities	(2,124)	(1,215)
Financing activities
Borrowings under revolving credit facilities	50,000	35,000
Payments on revolving credit facilities	(25,000)	—
Principal payments from notes payable	(515)	(2,442)
Debt issuance costs	—	(385)
Repurchases of common stock upon vesting of restricted stock awards	(254)	—
Repurchases of common stock under our stock repurchase program	(2,393)	—
Net cash provided by financing activities	21,838	32,173
Net decrease in cash and cash equivalents	$(17,850)	$(6,815)
Cash and cash equivalents
Beginning of period	29,287	33,462
End of period	$11,437	$26,647
Supplemental cash flow disclosure
Cash paid for income taxes	$582	$3,483

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS” or the “Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, and Atlanta, Georgia.  Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015,  which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on February 19, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and variable interest entities for which the Company is deemed to be the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

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

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” for public entities by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact ASU 2015-14 will have on our consolidated financial statements. We do not intend to adopt ASU 2015-14 early.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods.  We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted in any interim or annual period.  We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.

2. Reporting Segments

Our homebuilding operations are organized into the following five operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston and Nevada.  Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  In addition, our Corporate operations include certain assets and income produced from residential rental property in Colorado.  Our homebuilding reportable segments are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes.

The following table summarizes total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Revenue:
Atlanta	$64,522	$56,640
Central Texas	29,124	17,036
Colorado	68,846	55,819
Houston	7,475	10,405
Nevada	14,129	16,538
Total revenue	$184,096	$156,438

Income before income tax expense:
Atlanta	$5,250	$3,213
Central Texas	2,176	2,161
Colorado	10,843	7,895
Houston	(794)	(415)
Nevada	867	1,817
Corporate	(5,913)	(5,147)
Total income before income tax expense	$12,429	$9,524

The following table summarizes total assets by operating segment (in thousands):

	March 31,	December 31,
	2016	2015
Atlanta	$216,729	$185,331
Central Texas	121,748	117,037
Colorado	320,822	313,653
Houston	48,513	51,534
Nevada	236,330	220,209
Corporate	13,479	29,977
Total assets	$957,621	$917,741

Corporate assets include certain cash and cash equivalents, prepaid insurance, deferred financing costs, and certain property and equipment.

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2016	2015
Homes under construction	$469,355	$374,274
Land and land development	373,156	414,330
Capitalized interest	24,846	21,533
Total inventories	$867,357	$810,137

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid insurance	$4,827	$5,696
Lot option and escrow deposits	4,991	4,634
Performance deposits	1,412	1,404
Deferred financing costs, net	2,137	2,318
Restricted cash	1,200	360
Secured note receivable	2,923	2,947
Assets held for sale	5,839	5,797
Other	2,818	3,579
Total prepaid expenses and other assets	$26,147	$26,735

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2016	2015
Earnest money deposits	$8,424	$6,717
Warranty reserve	2,542	2,622
Accrued compensation costs	3,773	8,114
Land development and home construction accruals	84,121	83,322
Accrued interest	7,267	2,651
Income taxes payable	2,863	374
Liabilities related to assets held for sale	298	223
Other	2,804	2,754
Total accrued expenses and other liabilities	$112,092	$106,777

6. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.4 million during the three months ended March 31, 2016,  which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$2,622	$2,194
Warranty expense provisions	570	575
Payments	(265)	(242)
Warranty adjustment	(385)	—
Ending balance	$2,542	$2,527

7. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following (in thousands):

	March 31,	December 31,
	2016	2015
6.875% senior notes	$252,139	$251,815
Revolving line of credit	160,000	135,000
Land development notes	2,369	2,677
Insurance premium notes	543	751
Total notes payable and revolving line of credit	$415,051	$390,243

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

Revolving line of credit

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (which, as modified as described below, we refer to as the “Credit

Agreement”). The Credit Agreement provided us with a revolving line of credit of up to $120 million (which, as modified as described below, we refer to as the “Revolving Credit Facility”).

Under the terms of the Credit Agreement, we were entitled to request an increase in the size of the Revolving Credit Facility by an amount not exceeding $80 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility were guaranteed by certain of our subsidiaries.

On July 31, 2015, we entered into a First Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which modified the Credit Agreement.  The First Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $120 million to $200 million, (ii) extended the maturity date of the Revolving Credit Facility from October 21, 2017 to October 21, 2018, (iii) admitted Bank of America, N.A. as a new lender under the Revolving Credit Facility, and ( iv) increased the amount of the increase in the size of the Revolving Credit Facility that we had the option to request, from time to time, from an amount not exceeding $80 million to an amount not exceeding $100 million, subject to the terms and conditions of the First Modification Agreement and the Credit Agreement.

On December 22, 2015, we entered into a Second Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which further modified the Credit Agreement.  The Second Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $200 million to $300 million, and (ii) admitted Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association as new lenders under the Revolving Credit Facility.

Unless terminated earlier, the principal amount under the Revolving Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on October 21, 2018, the maturity date of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to our tangible net worth.  As of March 31, 2016, we were in compliance with all covenants under the Credit Agreement.

As of March 31, 2016, we had $160.0 million outstanding under the Credit Agreement.

Other financing obligations

As of March 31, 2016, the Company has three land development notes, two of which mature in May 2016 and one in December 2017, and one insurance premium note which matures in March 2017.  These notes bear interest at rates ranging from 0.5% to 5.0%.  As of March 31, 2016 and December 31, 2015, we had $2.9 million and $3.4 million, respectively, of outstanding land development notes and insurance premium notes.

8. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three months ended March  31, 2016 and 2015, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Interest capitalized beginning of period	$21,533	$11,302
Interest capitalized during period	6,380	3,919
Less: capitalized interest in cost of sales	(3,067)	(1,621)
Interest capitalized end of period	$24,846	$13,600

9. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Accordingly, we recorded income tax expense of $4.4 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. Our income tax expense for the three months ended March 31, 2016 is based on our estimated annual effective tax rate of approximately 34.5% and a discrete item related to vesting of restricted stock awards.  Our effective tax rate is driven by our blended federal and state statutory rate of 37.2%.   Our blended federal and state statutory tax rate is reflective of the states in which we operate, including Nevada and Texas which generally do not have corporate income tax.  Our blended federal and state statutory tax rate is partially offset by benefits from additional deductions for tax related to domestic production activities allowed for under Section 199 of the Internal Revenue Code.

10. Fair Value Disclosures

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		March 31, 2016		December 31, 2015
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$2,923	$2,962	$2,947	$2,926

6.875% Senior Notes(2)	Level 2	$252,139	$242,492	$251,815	$232,503
Revolving Credit Facility(3)	Level 2	160,000	160,000	135,000	135,000
Land development notes(4)	Level 2	2,369	2,437	2,677	2,672
Insurance premium notes(3)	Level 2	543	543	751	751
Total notes payable and revolving line of credit		$415,051	$405,472	$390,243	$370,926
(1)

The estimated fair value of the secured note received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment as of March 31, 2016 was based on a cash flow model discounted at market interest rates that considered the underlying risks of the note.

(2)	Estimated fair value of the Senior Notes at March 31, 2016 and December 31, 2015 incorporated recent trading activity in inactive markets.
(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)

The estimated fair values of the land development notes at March 31, 2016 and December 31, 2015 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

11. Stock-Based Compensation

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2016 and December 31, 2015, there were 20.6 million and 20.6 million shares of common stock issued and outstanding, respectively,  exclusive of the restricted common stock issued. During the three months ended March 31, 2016 we repurchased 0.2 million shares of our common stock at a weighted average price of $15.03 per share.  We also issued 0.2 million shares of common stock related to the vesting of restricted stock awards during the same period.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which, as of March 31, 2016, 0.6 million shares remain available for issuance.

During the three months ended March 31, 2016, we granted 0.5 million shares of restricted stock units with a weighted average grant date fair value of $14.17 per share. Such restricted stock units vest over a three year period from the grant date.  Previously, we had issued awards of restricted common stock under our First Amended & Restated 2013 Long-Term Inventive Plan.

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of
	March 31, 2016
	Restricted Common Stock	Restricted Stock Units
Unvested shares/units	517	492
Unrecognized compensation cost	$6,805	$6,648
Period to recognize compensation cost	1.6 years	2.9 years

During the three months ended March 31, 2016 and 2015, we recognized stock-based compensation expense of $1.7 million and $1.1 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

12. Earnings Per Share

We use the two-class method of calculating earnings per share (which we refer to as “EPS”) as our non-vested restricted stock awards have non-forfeitable rights to dividends and, accordingly, represent a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.  We use the treasury stock method to calculate the dilutive effect of our restricted stock units as the restricted stock units do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2016	2015
Numerator
Net income	$7,983	$6,351
Less: Undistributed earnings allocated to participating securities	(232)	(185)
Net income allocable to common stockholders	$7,751	$6,166
Denominator
Weighted average common shares outstanding - basic	20,626,451	20,509,679
Dilutive effect of restricted stock units	18,796	—
Weighted average common shares outstanding - diluted	20,645,247	20,509,679
Earnings per share:
Basic and diluted	$0.38	$0.30

13. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2016 and December 31, 2015, we had $63.7 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding.

Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction defect claims. It is the opinion of our management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record a charge to selling, general, and administrative on our consolidated statements of operations for our estimated loss.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flow.

14. Disposition of Golf Courses

On May 26, 2015, we disposed of the operations of the golf course in our Tuscany community in our Nevada operating segment for total consideration of $4.0 million, which included $1.0 million in cash and a $3.0 million secured note, and resulted in a gain on sale of $2.0 thousand. The secured note accrues interest at rates ranging from 4.5% to 5.5% per annum and requires monthly payments of principal and interest with a balloon payment of $2.5 million of principal in May of 2020.

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option requires closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2016.

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

As the guarantees were made in connection with the February 2015 exchange offer for the Initial Exchange Notes and the October 2015 exchange offer for the Additional Exchange Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of March 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$7,986	$3,451	$—	$—	$11,437
Accounts receivable	3	17,189	—	—	17,192
Investment in subsidiaries	829,122	—	—	(829,122)	—
Inventories	—	867,357	—	—	867,357
Prepaid expenses and other assets	3,170	22,977	—	—	26,147
Property and equipment, net	1,003	8,980	—	—	9,983
Amortizable intangible assets, net	—	4,140	—	—	4,140
Goodwill	—	21,365	—	—	21,365
Total assets	$841,284	$945,459	$—	$(829,122)	$957,621
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$13,538	$—	$—	$13,538
Accrued expenses and other liabilities	12,206	99,886	—	—	112,092
Deferred tax liability, net	411	—	—	—	411
Notes payable and revolving line of credit	412,138	2,913	—	—	415,051
Total liabilities	424,755	116,337	—	—	541,092
Stockholders’ equity:	416,529	829,122	—	(829,122)	416,529
Total liabilities and stockholders’ equity	$841,284	$945,459	$—	$(829,122)	$957,621

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,002	$7,285	$—	$—	$29,287
Accounts receivable	1,239	15,819	—	—	17,058
Investment in subsidiaries	777,898	—	—	(777,898)	—
Inventories	—	810,137	—	—	810,137
Prepaid expenses and other assets	3,727	23,008	—	—	26,735
Property and equipment, net	857	7,518	—	—	8,375
Amortizable intangible assets, net	—	4,784	—	—	4,784
Goodwill	—	21,365	—	—	21,365
Total assets	$805,723	$889,916	$—	$(777,898)	$917,741
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$10,967	$—	$—	$10,967
Accrued expenses and other liabilities	9,154	97,623	—	—	106,777
Deferred tax liability, net	275	—	—	—	275
Notes payable and revolving line of credit	386,815	3,428	—	—	390,243
Total liabilities	396,244	112,018	—	—	508,262
Stockholders’ equity:	409,479	777,898	—	(777,898)	409,479
Total liabilities and stockholders’ equity	$805,723	$889,916	$—	$(777,898)	$917,741

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$181,081	$—	$—	$181,081
Land sales revenues	—	1,970	—	—	1,970
Golf course and other revenue	—	1,045	—	—	1,045
Total revenue	—	184,096	—	—	184,096
Costs and expenses
Cost of homes sales revenues	—	144,353	—	—	144,353
Cost of land sales revenues	—	1,826	—	—	1,826
Cost of golf course and other revenue	—	716	—	—	716
Selling, general and administrative	5,392	19,793	—	—	25,185
Total operating costs and expenses	5,392	166,688	—	—	172,080
Operating income (loss)	(5,392)	17,408	—	—	12,016
Other income (expense)
Equity in earnings from consolidated subsidiaries	11,689	—	—	(11,689)	—
Interest income	7	33	—	—	40
Interest expense	—	(2)	—	—	(2)
Acquisition expense	(169)	—	—	—	(169)
Other income	—	324	—	—	324
Loss on disposition of assets	—	220	—	—	220
Income before income tax expense	6,135	17,983	—	(11,689)	12,429
Income tax expense	(1,848)	6,294	—	—	4,446
Net income	$7,983	$11,689	$—	$(11,689)	$7,983

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$154,335	$—	$—	$154,335
Golf course and other revenue	—	2,103	—	—	2,103
Total revenue	—	156,438	—	—	156,438
Cost of home sale revenues
Cost of homes sales revenues	—	124,806	—	—	124,806
Cost of golf course and other revenue	—	1,506	—	—	1,506
Selling, general and administrative	4,884	16,048	—	—	20,932
Total operating costs and expenses	4,884	142,360	—	—	147,244
Operating income	(4,884)	14,078	—	—	9,194
Other income (expense)
Equity in earnings from consolidated subsidiaries	9,356	—	—	(9,356)	—
Interest income	14	2	—	—	16
Interest expense	—	(3)	—	—	(3)
Acquisition expense	—	—	—	—	—
Other income	—	317	—	—	317
Income before income tax expense	4,486	14,394	—	(9,356)	9,524
Income tax expense	(1,865)	5,038	—	—	3,173
Net income	$6,351	$9,356	$—	$(9,356)	$6,351

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$2,837	$(40,401)	$—	$—	$(37,564)
Net cash used in investing activities	$(39,206)	$(1,915)	$—	$38,997	$(2,124)
Financing activities
Borrowings under revolving credit facilities	$50,000	$—	$—	$—	$50,000
Payments on revolving credit facilities	(25,000)	—	—	—	(25,000)
Principal payments from notes payable	—	(515)	—	—	(515)
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Repurchases of common stock upon vesting of restricted stock awards	(254)	—	—	—	(254)
Payments from (and advances to) parent/subsidiary	—	38,997	—	(38,997)	—
Net cash provided by financing activities	$22,353	$38,482	$—	$(38,997)	$21,838
Net decrease in cash and cash equivalents	$(14,016)	$(3,834)	$—	$—	$(17,850)
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$	$29,287
End of period	$7,986	$3,451	$—	$—	$11,437

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(1,270)	$(36,503)	$—	$—	$(37,773)
Net cash used in investing activities	$(41,677)	$(1,069)	$—	$41,531	$(1,215)
Financing activities
Borrowings under revolving credit facilities	$35,000	$—	$—	$—	$35,000
Principal payments on notes payable	—	(2,442)	—	—	(2,442)
Debt issuance costs	(385)	—	—	—	(385)
Payments from (and advances to) parent/subsidiary	—	41,531	—	(41,531)	—
Net cash provided by financing activities	$34,615	$39,089	$—	$(41,531)	$32,173
Net increase (decrease) in cash and cash equivalents	$(8,332)	$1,517	$—	$—	$(6,815)
Cash and cash equivalents
Beginning of period	22,710	10,752	—	—	33,462
End of period	$14,378	$12,269	$—	$—	$26,647

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements included in this Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) constitute forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  These statements are only predictions.  We caution that forward-looking statements are not guarantees.  Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.  You can also identify forward-looking statements by discussions of strategy, plans or intentions.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors.

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

In May 2016, we commenced operations in Utah with the acquisition of 47 finished lots in Salt Lake City.

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well-located land positions and offering quality homes with innovative design elements.

Results of Operations

During the three months ended March 31, 2016, we delivered 539 homes, with an average sales price of $336.0 thousand. During the same period, we generated approximately $181.1 million in home sales revenues, approximately $12.4 million in income before income tax expense, and approximately $8.0 million in net income. For the three months ended March 31, 2016, our net new home contracts totaled 794  a 12.5% increase over the same period in 2015. As of March 31, 2016, we had a backlog of 969 sold but unclosed homes, a 5.3% increase over the same period in 2015, consisting of approximately $361.3 million in sales value, a  17.3% increase over the same period in 2015.

The following table summarizes our results of operation for the three months ended March 31, 2016 and 2015.

	Three Months Ended
(in thousands, except per share amounts)	March 31,
	2016	2015
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$181,081	$154,335
Land sales revenues	1,970	—
Golf course and other revenue	1,045	2,103
Total revenue	184,096	156,438
Costs and expenses
Cost of home sales revenues	144,353	124,806
Cost of land sales revenues	1,826	—
Cost of golf course and other revenue	716	1,506
Selling, general, and administrative	25,185	20,932
Total operating costs and expenses	172,080	147,244
Operating income	12,016	9,194
Other income (expense)	413	330
Income before income tax expense	12,429	9,524
Income tax expense	4,446	3,173
Net income	$7,983	$6,351
Earnings per share:
Basic and diluted	$0.38	$0.30

Other Operating Information (dollars in thousands):
Number of homes delivered	539	542
Average sales price of homes delivered	$336.0	$284.8
Homebuilding gross margin percentage	20.3%	19.1%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	22.1%	21.5%
Cancellation rate	18%	19%
Backlog at end of period, number of homes	969	920
Backlog at end of period, aggregate sales value	$361,298	$307,973
Average sales price of homes in backlog	$372.9	$334.8
Net new home contracts	794	706
Selling communities at period end	87	79
Average selling communities	87	75
Total owned and controlled lot inventory	13,188	13,160

(1) Non-GAAP financial measure.

Home Sales Revenues and Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the three months ended March 31, 2016 and 2015:

New homes delivered
	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	%
Atlanta	254	255	(1)	(0.4)%
Central Texas	61	39	22	56.4%
Colorado	157	143	14	9.8%
Houston	27	60	(33)	(55.0)%
Nevada	40	45	(5)	(11.1)%
Total	539	542	(3)	(0.6)%

Average sales price of homes
delivered (in thousands)	Three Months Ended
	March 31,		Increase (Decrease)
	2016	2015	Amount	%
Atlanta	$254.0	$222.1	$31.9	14.4%
Central Texas	$445.1	$436.8	$8.3	1.9%
Colorado	$438.5	$390.3	$48.2	12.3%
Houston	$276.8	$173.4	$103.4	59.6%
Nevada	$327.1	$320.8	$6.3	2.0%
Total	$336.0	$284.8	$51.2	18.0%

We generated $181.1 million in home sales revenues during the three months ended March 31, 2016.  This represents a 17.3% increase as compared to the three months ended March 31, 2015, where we generated $154.3 million in home sales revenues.  The increase in home sales revenues is primarily a result of an increase in our average sales price, as our deliveries remained relatively consistent period over period.

Our average sales price increased  18.0% to $336.0 thousand for the three months ended March 31, 2016, as compared to the same period in 2015.  The increase is primarily a result of changes in our product mix and price appreciation in all of our markets, in particular our Atlanta and Colorado operating segments, as well as additional deliveries in higher priced communities.

Cost of Home Sales Revenues

Cost of home sales revenues increased $19.5 million, or 15.7%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in cost of home sales revenues correlates with the increase in our average sales price.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three months ended March 31, 2016  to 20.3%, as compared to 19.1% for the same period in 2015.  The increase is primarily driven by higher average sales prices in our Atlanta and Colorado operating segments.

In the following table, we calculate our homebuilding gross margin adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended March 31,
	2016	%	2015	%

Home sales revenues	$181,081	100.0%	$154,335	100.0%
Cost of home sales revenues	144,353	79.7%	124,806	80.9%
Gross margin from home sales	36,728	20.3%	29,529	19.1%
Add: Interest in cost of home sales revenues	3,067	1.7%	1,621	1.1%
Adjusted homebuilding gross margin excluding interest (1)	39,795	22.0%	31,150	20.2%
Add: Purchase price accounting for acquired work in process inventory	136	0.1%	2,027	1.3%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$39,931	22.1%	$33,177	21.5%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 22.1% for the three months ended March 31, 2016, as compared to 21.5 % for same period in 2015. The increase in adjusted homebuilding gross margin is primarily a result of higher average sales prices in our Atlanta and Colorado operating segments, as well as a mix of closings in higher-margin communities.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Gross Margin on Land Sales

During the three months ended March 31, 2016, we disposed of land for $2.0 million, which had a carrying basis of $1.8 million.  Land sales were driven by one community in our Central Texas operating segment for which we are the master developer and are developing a portion of the community’s lots for sale to third-party homebuilders.

Gross Margin on Golf Course and Other

On May 26, 2015, we disposed of the operations of the golf course in our Tuscany community in our Nevada operating segment for total consideration of $4.0 million, which included $1.0 million in cash and a $3.0 million secured note, and resulted in a gain of $2.0 thousand. The secured note accrues interest at rates ranging from 4.5% to 5.5% per annum and requires monthly payments of principal and interest with a balloon payment of $2.5 million of principal in May of 2020.

On May 19, 2015, we initiated our rights under a fixed price put option to dispose of the golf course in our Rhodes Ranch community in our Nevada operating segment for $5.9 million. The fixed price put option requires closing to occur on or before June 1, 2016. Accordingly, the assets and liabilities of the Rhodes Ranch golf course have been classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2016.

We generated approximately $1.0 million and $2.1 million in revenue during the three months ended March 31, 2016 and 2015, respectively, which were partially offset by costs associated with the golf courses of $0.7 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in revenues and costs were a result of operating one golf course in 2016 as opposed to two golf courses in the previous year.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Increase
	2016	2015	Amount	%
Selling, general and administrative	$25,185	$20,932	$4,253	20.3%
As a percentage of homes sales revenue	13.9%	13.6%

Our selling, general and administrative costs increased  $4.3 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was primarily attributable to the following: (1) an increase of $2.1 million in our compensation-

related expenses, including incentive compensation, resulting largely from a 15.4% increase in our headcount to 510 employees as of March 31, 2016 compared to 442 employees as of March 31, 2015, (2) an increase of $0.6 million in commission expense resulting from a 17.3% increase in home sales revenues, (3) an increase of $0.5 million related to advertising costs associated with an increased number of active communities, (4) an increase of $0.5 million related to depreciation expense as a result of an increased number of open communities and associated model home furnishings, and (5) moderate increases in feasibility related costs, rent, and travel and entertainment.

Other Income (Expense)

Other income (expense) increased by $83.0 thousand to income of $413.0 thousand for the three months ended March 31, 2016, from income of $330.0 thousand for same period in 2015. The increase was primarily driven by an increase in gain on disposition of assets, which was partially offset by acquisition expenses of $0.2 million in the first quarter of 2016.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Accordingly, we recorded income tax expense of $4.4 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. Our income tax expense for the three months ended March 31, 2016 is based on our estimated annual effective tax rate of approximately 34.5%.  Our effective tax rate is driven by our blended federal and state statutory rate of 37.2%.   Our blended federal and state statutory tax rate is reflective of the states in which we operate, including Nevada and Texas which generally do not have corporate income tax.  Our blended federal and state statutory tax rate is partially offset by benefits from additional deductions for tax related to domestic production activities allowed for under Section 199 of the Internal Revenue Code.

Segment Assets

	March 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Change
Atlanta	$216,729	$185,331	$31,398	16.9%
Central Texas	121,748	117,037	4,711	4.0%
Colorado	320,822	313,653	7,169	2.3%
Houston	48,513	51,534	(3,021)	(5.9)%
Nevada	236,330	220,209	16,121	7.3%
Corporate	13,479	29,977	(16,498)	(55.0)%
Total assets	$957,621	$917,741	$39,880	4.3%

	As of March 31,			As of December 31,
Lots owned and	2016			2015			% Change

controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	3,016	2,587	5,603	2,667	2,575	5,242	13.1%	0.5%	6.9%
Central Texas	1,181	462	1,643	1,222	348	1,570	(3.4)%	32.8%	4.6%
Colorado	2,901	754	3,655	2,931	1,022	3,953	(1.0)%	(26.2)%	(7.5)%
Houston	248	175	423	271	220	491	(8.5)%	(20.5)%	(13.8)%
Nevada	1,864	—	1,864	1,904	—	1,904	(2.1)%	—	(2.1)%
Total	9,210	3,978	13,188	8,995	4,165	13,160	2.4%	(4.5)%	0.2%

Total assets increased by $39.9 million, or 4.3%, to $957.6 million at March 31, 2016. The increase is primarily driven by a 0.2% increase in owned lots from 8,995 at December 31, 2015 to 9,210 at March 31, 2016.

Other Homebuilding Operating Data

	Three Months Ended
Net new home contracts	March 31,		Increase
	2016	2015	Amount	% Change
Atlanta	382	331	51	15.4%
Central Texas	48	62	(14)	(22.6)%
Colorado	236	209	27	12.9%
Houston	27	27	—	—%
Nevada	101	77	24	31.2%
Total	794	706	88	12.5%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2016 increased by 88 homes, or 12.5%, to 794, compared to 706 for the same period in 2015. The increase in net new home orders is a result of increased demand in the majority of our markets and a 10% increase in our community count.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended March 31, 2016 was an average of 9.1 per selling community (3.04 monthly) compared to an average of 9.4 per selling community (3.14 monthly) for the same period in 2015. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 17.5% for the three months ended March 31, 2016, compared to 18.5% for the same period in 2015. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

Selling communities at period end	As of March 31,		Increase/(Decrease)
	2016	2015	Amount	% Change

Atlanta	33	28	5	17.9%
Central Texas	13	14	(1)	(7.1)%
Colorado	25	25	—	—%
Houston	8	8	—	—%
Nevada	8	4	4	100.0%
Total	87	79	8	10.1%

Our selling communities increased by eight communities, or 10.1%, to 87 communities at March 31, 2016, as compared to March 31, 2015.  The increase is driven by our Atlanta and Nevada operating segments.

	As of March 31,
Backlog	2016			2015			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	411	$113,249	$275.5	399	$90,068	$225.7	3.0%	25.7%	22.1%
Central Texas	96	46,451	483.9	114	55,125	483.6	(15.8)%	(15.7)%	0.1%
Colorado	341	158,777	465.6	284	125,961	443.5	20.1%	26.1%	5.0%
Houston	31	11,250	362.9	58	17,474	301.3	(46.6)%	(35.6)%	20.4%
Nevada	90	31,571	350.8	65	19,345	297.6	38.5%	63.2%	17.9%
Total / Weighted Average	969	$361,298	$372.9	920	$307,973	$334.8	5.3%	17.3%	11.4%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At March 31, 2016, we had 969 homes in backlog with a total value of $361.3 million, which represents an increase of 5.3% and 17.3%, respectively, as compared to March 31, 2015.  The increase in backlog and backlog value is primarily attributable to the increase in the number of our selling communities in our Atlanta and Nevada segments as discussed above, as well as an increase in market activity in Colorado, partially offset by declining markets in Texas.

The increase in average sales price of homes in backlog is driven by increases across all of our operating segments as a result of pricing strength due to positive market trends as well as product mix towards higher-priced communities.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 19, 2016, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  We have had no significant changes in our critical accounting policies from those described therein.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2016 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

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

Covenant Compliance

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto (which, as modified as described below, we refer to as the “Credit Agreement”). The Credit Agreement provides the Company with a revolving line of credit (which, as modified as described below, we refer to as the “Revolving Credit Facility”) of up to $120 million. Under the terms of the Credit Agreement, we are entitled to request an increase in the size of the Revolving Credit Facility by an amount not exceeding $80 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Credit Agreement, subject to the approval of the Administrative Agent and L/C Issuer. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries.

On July 31, 2015, we entered into a First Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which modified the Credit Agreement.  The First Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $120 million to $200 million, (ii) extended the maturity date of the Revolving Credit Facility from October 21, 2017 to October 21, 2018, (iii) admitted Bank of America, N.A. as a new lender under the Revolving Credit Facility, and (iv) increased the amount of the increase in the size of the Revolving Credit Facility that we had the option to request, from time to time, from an amount not exceeding $80 million to an amount not exceeding $100 million, subject to the terms and conditions of the First Modification Agreement and the Credit Agreement.

On December 22, 2015, we entered into a Second Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which further modified the Credit Agreement.  The Second Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $200 million to $300 million, and (ii) admitted Compass Bank, an Alabama Banking Corporation, and U.S. Bank National Association as new lenders under the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on the Company’s ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires the Company to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon the ratio of debt to tangible net worth of the Company and its subsidiaries on a consolidated basis, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon the ratio of EBITDA to cash interest expense of the Company and its subsidiaries on a consolidated basis, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests of the Company and the guarantors of the Revolving Credit Facility, plus 50% of the amount of consolidated net income of the Company and its subsidiaries, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by the Company and its subsidiaries [on a consolidated basis] to the Company’s tangible net worth.

As of March 31, 2016, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

For the three months ended March 31, 2016 and 2015, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased to $37.6 million during the three months ended March 31, 2016 from net cash used of $37.8 million during the three months ended March 31, 2015. The decrease in cash used in operations was primarily a result of a net outflow associated with inventories of $51.6 million during the three months ended March 31, 2016, compared to a net outflow of $43.6 million during the same period in 2015, primarily driven by the increase in land development and homes under construction. We had net cash provided by working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities of $3.1 million for the three months ended March 31, 2016, as compared to cash used of $2.1 million for the same period in 2015.

•

Net cash used in investing activities was $2.1 million during the three months ended March 31, 2016, compared to $1.2 million used during the same period in 2015. The increase relates to increased purchases of property and equipment partially offset by proceeds received from the sale of assets and proceeds from a secured note receivable.

•

Net cash provided by financing activities was $21.8 million during the three months ended March 31, 2016, compared to $32.2 million during the same period in 2015. The decrease in cash provided by financing activities is primarily attributed to a decrease in the net draws on our line of credit of $10.0 million as well as cash used for repurchasing our common stock under our stock repurchase program and upon the vesting of restricted stock awards totaling $2.6 million in 2016.  These were partially offset by a decrease of $2.3 million in principal payments on notes payable during the three months ended March 31, 2016 as compared to the same period in 2015.

As of March 31, 2016, our cash balance was $11.4 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of land under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time, or in bulk at a point in time, at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and these contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2016, we had outstanding contracts for 3,978 lots totaling $149.5 million, and had $2.7 million of non-refundable cash deposits pertaining to land contracts.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of March 31, 2016 and December 31, 2015, we had $63.7 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three months ended March 31, 2016 and 2015. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended March 31,
	2016	2015	% Change
Net income	$7,983	$6,351	25.7%
Income tax expense	4,446	3,173	40.1%
Interest in cost of home sales revenues	3,067	1,621	89.2%
Interest expense	2	3	(33.3)%
Depreciation and amortization expense	1,404	988	42.1%
EBITDA	16,902	12,136	39.3%
Purchase price accounting for acquired work in process inventory	136	2,027	(93.3)%
Adjusted EBITDA	$17,038	$14,163	20.3%

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2016, the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

 Changes in Internal Control over Financial Reporting

None.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on February 19, 2016.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, certain of our employees surrendered approximately 17.6 thousand shares of our common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan.  Additionally, during the three months ended March 31, 2016 we repurchased approximately 158.9 thousand shares of our common stock under our stock repurchase program.  The following table summarizes the repurchases that occurred during the three months ended March 31, 2016:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January
Purchased 1/1 through 1/31	—	—	N/A	N/A
February
Purchased 2/1 through 2/29	104,489	$14.59	86,860	1,305,140
March
Purchased 3/1 through 3/31	71,999	15.57	71,999	1,233,141
Total	176,488	$14.99

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

Century Communities, Inc.

Date: May 5, 2016	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)