Form 10-Q
period 2016-06-30
Century Communities, Inc.
filed 2016-08-03
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

On July 26,  2016, 21,053,571 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three and six months ended June 30, 2016

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$10,684	$29,287
Accounts receivable	29,290	17,058
Inventories	869,741	810,137
Prepaid expenses and other assets	25,085	26,735
Property and equipment, net	11,002	8,375
Deferred tax asset, net	279	—
Amortizable intangible assets, net	3,666	4,784
Goodwill	21,365	21,365
Total assets	$971,112	$917,741
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$12,050	$10,967
Accrued expenses and other liabilities	115,441	106,777
Deferred tax liability, net	—	275
Notes payable and revolving line of credit	412,851	390,243
Total liabilities	540,342	508,262
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,059,230 and 21,303,702 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	211	213
Additional paid-in capital	341,121	340,953
Retained earnings	89,438	68,313
Total stockholders' equity	430,770	409,479
Total liabilities and stockholders' equity	$971,112	$917,741

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Home sales revenues	$257,179	$186,808	$438,260	$341,143
Land sales revenues	1,288	370	3,258	370
Golf course and other revenue	1,175	1,876	2,220	3,979
Total revenue	259,642	189,054	443,738	345,492
Costs and expenses
Cost of home sales revenues	207,883	150,225	352,236	275,031
Cost of land sales revenues	587	365	2,413	365
Cost of golf course and other revenue	884	1,662	1,600	3,168
Selling, general, and administrative	31,383	22,812	56,568	43,744
Total operating costs and expenses	240,737	175,064	412,817	322,308
Operating income	18,905	13,990	30,921	23,184
Other income (expense):
Interest income	41	21	81	37
Interest expense	(2)	(3)	(4)	(6)
Acquisition expense	(244)	(15)	(413)	(15)
Other income	294	308	618	625
Gain on disposition of assets	103	130	323	130
Income before income tax expense	19,097	14,431	31,526	23,955
Income tax expense	5,955	4,633	10,401	7,806
Net income	$13,142	$9,798	$21,125	$16,149

Earnings per share:
Basic	$0.62	$0.46	$1.00	$0.76
Diluted	$0.62	$0.46	$1.00	$0.76
Weighted average common shares outstanding:
Basic	20,649,910	20,556,536	20,628,598	20,533,237
Diluted	20,747,312	20,556,536	20,686,697	20,533,237

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$21,125	$16,149
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,797	2,270
Stock-based compensation expense	3,463	2,491
Deferred income taxes	(554)	(1,558)
Gain on disposition of assets	(323)	(130)
Changes in assets and liabilities:
Accounts receivable	(12,232)	510
Inventories	(49,841)	(80,878)
Prepaid expenses and other assets	1,173	520
Accounts payable	1,083	(7,746)
Accrued expenses and other liabilities	(20)	(3,788)
Net cash used in operating activities	(33,329)	(72,160)
Investing activities
Purchases of property and equipment	(4,944)	(2,153)
Proceeds from sale of assets	961	1,148
Principal payments on notes receivable	48	—
Net cash used in investing activities	(3,935)	(1,005)
Financing activities
Borrowings under revolving credit facilities	90,000	75,000
Payments on revolving credit facilities	(65,000)	(55,000)
Proceeds from issuance of senior notes	—	58,956
Proceeds from issuance of insurance premium notes	—	448
Principal payments on notes payable	(3,042)	(4,570)
Debt issuance costs	—	(1,784)
Repurchases of common stock upon vesting of restricted stock awards	(904)	(717)
Repurchases of common stock under our stock repurchase program	(2,393)	—
Net cash provided by financing activities	18,661	72,333
Net decrease in cash and cash equivalents	$(18,603)	$(832)
Cash and cash equivalents
Beginning of period	29,287	33,462
End of period	$10,684	$32,630
Non-cash investing and financing information
Note receivable from sale of Tuscany golf course	$—	$3,000
Supplemental cash flow disclosure
Cash paid for income taxes	$15,259	$9,273

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS” or the “Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, Salt Lake City, Utah and Atlanta, Georgia.  Our homebuilding operations are organized into the following six operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston, Nevada, and Utah.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

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

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and will be effective for the Company beginning on January 1, 2018, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact ASU 2015-14 will have on our consolidated financial statements. We do not intend to early adopt ASU 2015-14.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  ASU 2016-02 is effective for the Company beginning January 1, 2019 and interim periods within the annual periods.  We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for the Company beginning January 1, 2017 and interim periods within the annual periods.  Early adoption is permitted in any interim or annual period.  We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.

2. Reporting Segments

Our homebuilding operations are organized into the following six operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston, Nevada, and Utah.  Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  In addition, our Corporate operations include certain assets and income produced from residential rental property in Colorado.  Our homebuilding reportable segments are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes.

The following table summarizes total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:
Atlanta	$90,467	$70,260	$154,989	$126,900
Central Texas	23,925	16,537	53,049	33,573
Colorado	98,024	75,309	166,870	131,128
Houston	15,619	7,085	23,094	17,490
Nevada	31,607	19,863	45,736	36,401
Utah	—	—	—	—
Corporate	—	—	—	—
Total revenue	$259,642	$189,054	$443,738	$345,492

Income before income tax expense:
Atlanta	$8,729	$6,591	$13,979	$9,804
Central Texas	1,936	1,089	4,112	3,250
Colorado	12,946	9,624	23,789	17,519
Houston	(892)	(239)	(1,686)	(654)
Nevada	3,740	2,953	4,607	4,770
Utah	(157)	—	(157)	—
Corporate	(7,205)	(5,587)	(13,118)	(10,734)
Total income before income tax expense	$19,097	$14,431	$31,526	$23,955

The following table summarizes total assets by operating segment (in thousands):

	June 30,	December 31,
	2016	2015
Atlanta	$229,777	$185,331
Central Texas	122,512	117,037
Colorado	313,197	313,653
Houston	34,812	51,534
Nevada	243,186	220,209
Utah	5,165	—
Corporate	22,463	29,977
Total assets	$971,112	$917,741

Corporate assets include certain cash and cash equivalents, prepaid insurance, deferred financing costs, and certain property and equipment.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2016	2015
Homes under construction	$484,258	$374,274
Land and land development	358,906	414,330
Capitalized interest	26,577	21,533
Total inventories	$869,741	$810,137

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2016	2015
Prepaid insurance	$3,995	$5,696
Lot option and escrow deposits	4,346	4,634
Performance deposits	1,436	1,404
Deferred financing costs, net	1,925	2,318
Restricted cash	2,202	360
Secured note receivable	2,918	2,947
Assets held for sale	5,751	5,797
Other	2,512	3,579
Total prepaid expenses and other assets	$25,085	$26,735

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2016	2015
Earnest money deposits	$9,758	$6,717
Warranty reserve	2,754	2,622
Accrued compensation costs	6,518	8,114
Land development and home construction accruals	90,051	83,322
Accrued interest	2,830	2,651
Income taxes payable	454	374
Liabilities related to assets held for sale	284	223
Other	2,792	2,754
Total accrued expenses and other liabilities	$115,441	$106,777

6. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.2 million and $0.6 million during the three and six months ended June 30, 2016, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning balance	$2,542	$2,527	$2,622	$2,194
Warranty expense provisions	822	810	1,392	1,429
Payments	(375)	(309)	(640)	(595)
Warranty adjustment	(235)	(596)	(620)	(596)
Ending balance	$2,754	$2,432	$2,754	$2,432

7. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following (in thousands):

	June 30,	December 31,
	2016	2015
6.875% senior notes	$252,441	$251,815
Revolving line of credit	160,000	135,000
Land development notes	—	2,677
Insurance premium notes	410	751
Total notes payable and revolving line of credit	$412,851	$390,243

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

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to our tangible net worth.  As of June 30, 2016, we were in compliance with all covenants under the Credit Agreement.

As of June 30, 2016, we had $160.0 million outstanding under the Credit Agreement.

Other financing obligations

As of June 30, 2016, the Company has one insurance premium note outstanding totaling $0.4 million which matures in March 2017.  This note bears interest at a rate of 3.89%.  During the three months ended June 30, 2016 we repaid three outstanding land development notes totaling $2.4 million.  As of June 30, 2016 and December 31, 2015, we had $0.4 million and $3.4 million, respectively, of outstanding land development notes and insurance premium notes.

8. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2016 and 2015, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest capitalized beginning of period	$24,846	$13,600	$21,533	$11,302
Interest capitalized during period	6,649	4,971	13,029	8,890
Less: capitalized interest in cost of sales	(4,918)	(2,830)	(7,985)	(4,451)
Interest capitalized end of period	$26,577	$15,741	$26,577	$15,741

9. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2016 estimated annual effective tax rate is driven by our blended federal and state statutory rate of 37.3%, which is partially offset by estimated benefits of 3.3% from additional deductions for tax related to domestic production activities and estimated energy credits, resulting in an estimated annual effective tax rate of 34.0%.

For the three months ended June 30, 2016 and 2015, we recorded income tax expense of $6.0 million and $4.6 million, respectively. For the six months ended June 30, 2016 and 2015, we recorded income tax expense of $10.4 million and $7.8 million, respectively.  Our income tax expense for the three months ended June 30, 2016 is based on our estimated annual effective tax rate, a discrete item related to the vesting of restricted stock awards which increased income tax expense by $0.1 million and energy credits certified during the three months ended June 30, 2016 related to homes delivered in prior years which decreased our expense by $0.6 million.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		June 30, 2016		December 31, 2015
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$2,918	$2,958	$2,947	$2,926

6.875% senior notes(2)	Level 2	$252,441	$246,611	$251,815	$232,503
Revolving line of credit(3)	Level 2	160,000	160,000	135,000	135,000
Land development notes(4)	Level 2	—	—	2,677	2,672
Insurance premium notes(3)	Level 2	410	410	751	751
Total notes payable and revolving line of credit		$412,851	$407,021	$390,243	$370,926
(1)

The estimated fair value of the secured note received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment as of June 30, 2016 and December 31, 2015 was based on a cash flow model discounted at market interest rates that considered the underlying risks of the note.

(2)	Estimated fair value of the Senior Notes at June 30, 2016 and December 31, 2015 incorporated recent trading activity in inactive markets.
(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)	The estimated fair value of the land development notes at December 31, 2015 was based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

11. Stock-Based Compensation

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2016 and December 31, 2015, there were 20.7 million and 20.6 million shares of common stock issued and outstanding, respectively, exclusive of the restricted common stock issued. During the six months ended June 30, 2016, we repurchased 0.2 million shares of our common stock at a weighted average price of $15.03 per share.  We issued 0.1 million and 0.2 million shares of common stock related to the vesting of restricted stock awards during the three and six months ended June 30, 2016, respectively.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which, as of June 30, 2016, 0.6 million shares remain available for issuance.

During the three months ended June 30, 2016, we granted 17.1 thousand shares of restricted stock units with a weighted average grant date fair value of $17.50 per share. During the six months ended June 30, 2016, we granted 0.5 million shares of restricted stock units with a weighted average grant date fair value of $14.28 per share. Such restricted stock units vest over a three year period from the grant date.  Previously, we had issued awards of restricted common stock under our First Amended & Restated 2013 Long-Term Inventive Plan.

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of
	June 30, 2016
	Restricted Stock Awards	Restricted Stock Units
Unvested awards/units	388	506
Unrecognized compensation cost	$5,469	$6,313
Period to recognize compensation cost	1.4 years	2.6 years

During the three months ended June 30, 2016 and 2015, we recognized stock-based compensation expense of $1.7 million and $1.4 million, respectively. During the six months ended June 30, 2016 and 2015, we recognized stock-based compensation expense of $3.5 million and $2.5 million, respectively.  Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net income	$13,142	$9,798	$21,125	$16,149
Less: Undistributed earnings allocated to participating securities	(280)	(361)	(530)	(533)
Net income allocable to common stockholders	$12,862	$9,437	$20,595	$15,616
Denominator
Weighted average common shares outstanding - basic	20,649,910	20,556,536	20,628,598	20,533,237
Dilutive effect of restricted stock units	97,402	—	58,099	—
Weighted average common shares outstanding - diluted	20,747,312	20,556,536	20,686,697	20,533,237
Earnings per share:
Basic	$0.62	$0.46	$1.00	$0.76
Diluted	$0.62	$0.46	$1.00	$0.76

13. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2016 and December 31, 2015, we had $53.4 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

As the put option we exercised on the golf course in our Rhodes Ranch golf community was not responded to by the counterparty, during the second quarter of 2016, we initiated a plan for the disposition of the golf course.  We believe the disposition is probable within one year and accordingly, the assets and liabilities have continued to be classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2016.

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of June 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$10,553	$131	$—	$—	$10,684
Accounts receivable	5,625	23,665	—	—	29,290
Investment in subsidiaries	829,870	—	—	(829,870)	—
Inventories	—	869,741	—	—	869,741
Prepaid expenses and other assets	3,272	21,813	—	—	25,085
Property and equipment, net	940	10,062	—	—	11,002
Deferred tax asset, net	279	—	—	—	279
Amortizable intangible assets, net	—	3,666	—	—	3,666
Goodwill	—	21,365	—	—	21,365
Total assets	$850,539	$950,443	$—	$(829,870)	$971,112
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$271	$11,779	$—	$—	$12,050
Accrued expenses and other liabilities	7,057	108,384	—	—	115,441
Notes payable and revolving line of credit	412,441	410	—	—	412,851
Total liabilities	419,769	120,573	—	—	540,342
Stockholders’ equity:	430,770	829,870	—	(829,870)	430,770
Total liabilities and stockholders’ equity	$850,539	$950,443	$—	$(829,870)	$971,112

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,002	$7,285	$—	$—	$29,287
Accounts receivable	1,239	15,819	—	—	17,058
Investment in subsidiaries	777,898	—	—	(777,898)	—
Inventories	—	810,137	—	—	810,137
Prepaid expenses and other assets	3,727	23,008	—	—	26,735
Property and equipment, net	857	7,518	—	—	8,375
Amortizable intangible assets, net	—	4,784	—	—	4,784
Goodwill	—	21,365	—	—	21,365
Total assets	$805,723	$889,916	$—	$(777,898)	$917,741
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$10,967	$—	$—	$10,967
Accrued expenses and other liabilities	9,154	97,623	—	—	106,777
Deferred tax liability, net	275	—	—	—	275
Notes payable and revolving line of credit	386,815	3,428	—	—	390,243
Total liabilities	396,244	112,018	—	—	508,262
Stockholders’ equity:	409,479	777,898	—	(777,898)	409,479
Total liabilities and stockholders’ equity	$805,723	$889,916	$—	$(777,898)	$917,741

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$257,179	$—	$—	$257,179
Land sales revenues	—	1,288	—	—	1,288
Golf course and other revenue	—	1,175	—	—	1,175
Total revenue	—	259,642	—	—	259,642
Costs and expenses
Cost of homes sales revenues	—	207,883	—	—	207,883
Cost of land sales revenues	—	587	—	—	587
Cost of golf course and other revenue	—	884	—	—	884
Selling, general and administrative	6,085	25,298	—	—	31,383
Total operating costs and expenses	6,085	234,652	—	—	240,737
Operating income (loss)	(6,085)	24,990	—	—	18,905
Other income (expense)
Equity in earnings from consolidated subsidiaries	16,522	—	—	(16,522)	—
Interest income	9	32	—	—	41
Interest expense	(1)	(1)	—	—	(2)
Acquisition expense	(244)	—	—	—	(244)
Other income	—	294	—	—	294
Loss on disposition of assets	—	103	—	—	103
Income before income tax expense	10,201	25,418	—	(16,522)	19,097
Income tax expense	(2,941)	8,896	—	—	5,955
Net income	$13,142	$16,522	$—	$(16,522)	$13,142

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$186,808	$—	$—	$186,808
Land sales revenue	—	370	—	—	370
Golf course and other revenue	—	1,876	—	—	1,876
Total revenue	—	189,054	—	—	189,054
Cost of home sale revenues
Cost of homes sales revenues	—	150,225	—	—	150,225
Cost of land sales revenues	—	365	—	—	365
Cost of golf course and other revenue	—	1,662	—	—	1,662
Selling, general and administrative	5,423	17,389	—	—	22,812
Total operating costs and expenses	5,423	169,641	—	—	175,064
Operating income	(5,423)	19,413	—	—	13,990
Other income (expense)
Equity in earnings from consolidated subsidiaries	12,905	—	—	(12,905)	—
Interest income	15	6	—	—	21
Interest expense	—	(3)	—	—	(3)
Acquisition expense	(15)	—	—	—	(15)
Other income	—	308	—	—	308
Gain on disposition of assets	—	130	—	—	130
Income before income tax expense	7,482	19,854	—	(12,905)	14,431
Income tax expense	(2,316)	6,949	—	—	4,633
Net income	$9,798	$12,905	$—	$(12,905)	$9,798

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$438,260	$—	$—	$438,260
Land sales revenues	—	3,258	—	—	3,258
Golf course and other revenue	—	2,220	—	—	2,220
Total revenue	—	443,738	—	—	443,738
Costs and expenses
Cost of homes sales revenues	—	352,236	—	—	352,236
Cost of land sales revenues	—	2,413	—	—	2,413
Cost of golf course and other revenue	—	1,600	—	—	1,600
Selling, general and administrative	11,478	45,090	—	—	56,568
Total operating costs and expenses	11,478	401,339	—	—	412,817
Operating income	(11,478)	42,399	—	—	30,921
Other income (expense)
Equity in earnings from consolidated subsidiaries	28,212	—	—	(28,212)	—
Interest income	15	66	—	—	81
Interest expense	(1)	(3)	—	—	(4)
Acquisition expense	(413)	—	—	—	(413)
Other income	—	618	—	—	618
Gain on disposition of assets	—	323	—	—	323
Income before income tax expense	16,335	43,403	—	(28,212)	31,526
Income tax expense	(4,790)	15,191	—	—	10,401
Net income	$21,125	$28,212	$—	$(28,212)	$21,125

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$341,143	$—	$—	$341,143
Land sales revenues	—	370	—	—	370
Golf course and other revenue	—	3,979	—	—	3,979
Total revenue	—	345,492	—	—	345,492
Cost of home sale revenues
Cost of homes sales revenues	—	275,031	—	—	275,031
Cost of land sales revenues	—	365	—	—	365
Cost of golf course and other revenue	—	3,168	—	—	3,168
Selling, general and administrative	10,440	33,304	—	—	43,744
Total operating costs and expenses	10,440	311,868	—	—	322,308
Operating income	(10,440)	33,624	—	—	23,184
Other income (expense)
Equity in earnings from consolidated subsidiaries	22,347	—	—	(22,347)	—
Interest income	30	7	—	—	37
Interest expense	—	(6)	—	—	(6)
Acquisition expense	(15)	—	—	—	(15)
Other income	—	625	—	—	625
Gain on disposition of assets	—	130	—	—	130
Income before income tax expense	11,922	34,380	—	(22,347)	23,955
Income tax expense	(4,227)	12,033	—	—	7,806
Net income	$16,149	$22,347	$—	$(22,347)	$16,149

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(10,020)	$(23,309)	$—	$—	$(33,329)
Net cash used in investing activities	$(23,108)	$(3,722)	$—	$22,895	$(3,935)
Financing activities
Borrowings under revolving credit facilities	$90,000	$—	$—	$—	$90,000
Payments on revolving credit facilities	(65,000)	—	—	—	(65,000)
Principal payments on notes payable	(24)	(3,018)	—	—	(3,042)
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Repurchases of common stock upon vesting of restricted stock awards	(904)	—	—	—	(904)
Payments from (and advances to) parent/subsidiary	—	22,895	—	(22,895)	—
Net cash provided by financing activities	$21,679	$19,877	$—	$(22,895)	$18,661
Net decrease in cash and cash equivalents	$(11,449)	$(7,154)	$—	$—	$(18,603)
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$	$29,287
End of period	$10,553	$131	$—	$—	$10,684

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(5,139)	$(67,021)	$—	$—	$(72,160)
Net cash used in investing activities	$(83,969)	$(796)	$—	$83,760	$(1,005)
Financing activities
Borrowings under revolving credit facilities	$75,000	$—	$—	$—	$75,000
Payments on revolving credit facilities	(55,000)	—	—	—	(55,000)
Proceeds from issuance of senior notes	58,956	—	—	—	58,956
Proceeds from issuance of insurance premium notes	—	448	—	—	448
Principal payments on notes payable	—	(4,570)	—	—	(4,570)
Debt issuance costs	(1,784)	—	—	—	(1,784)
Repurchases of common stock upon vesting of restricted stock awards	(717)	—	—	—	(717)
Payments from (and advances to) parent/subsidiary	—	83,760	—	(83,760)	—
Net cash provided by financing activities	$76,455	$79,638	$—	$(83,760)	$72,333
Net increase (decrease) in cash and cash equivalents	$(12,653)	$11,821	$—	$—	$(832)
Cash and cash equivalents
Beginning of period	22,710	10,752	—	—	33,462
End of period	$10,057	$22,573	$—	$—	$32,630

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

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, Atlanta, Georgia, and Salt Lake City, Utah.  Our homebuilding operations are organized into the following six operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston, Nevada and Utah.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.

In May 2016, we commenced operations in Utah with the acquisition of 47 finished lots in Salt Lake City.

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well-located land positions and offering quality homes with innovative design elements.

Results of Operations

During the three months ended June 30, 2016, we delivered 768 homes, with an average sales price of $334.9 thousand. During the same period, we generated approximately $257.2 million in home sales revenues, approximately $19.1 million in income before income tax expense, and approximately $13.1 million in net income.

During the six months ended June 30, 2016, we delivered 1,307 homes, with an average sales price of $335.3 thousand. During the same period, we generated approximately $438.3 million in home sales revenues, approximately $31.5 million in income before income tax expense, and approximately $21.1 million in net income.

For the three and six months ended June 30, 2016, our net new home contracts totaled 869 and 1,663, respectively, a 21.0% and a 16.8% increase over the same periods in 2015, respectively. As of June 30, 2016, we had a backlog of 1,070 sold but unclosed homes, a 6.5% increase as compared to June 30, 2015, consisting of approximately $406.7 million in sales value, a  16.9% increase as compared to June 30, 2015.

The following table summarizes our results of operation for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$257,179	$186,808	$438,260	$341,143
Land sales revenues	1,288	370	3,258	370
Golf course and other revenue	1,175	1,876	2,220	3,979
Total revenue	259,642	189,054	443,738	345,492
Costs and expenses
Cost of home sales revenues	207,883	150,225	352,236	275,031
Cost of land sales revenues	587	365	2,413	365
Cost of golf course and other revenue	884	1,662	1,600	3,168
Selling, general, and administrative	31,383	22,812	56,568	43,744
Total operating costs and expenses	240,737	175,064	412,817	322,308
Operating income	18,905	13,990	30,921	23,184
Other income (expense)	192	441	605	771
Income before income tax expense	19,097	14,431	31,526	23,955
Income tax expense	5,955	4,633	10,401	7,806
Net income	$13,142	$9,798	$21,125	$16,149
Earnings per share:
Basic	$0.62	$0.46	$1.00	$0.76
Diluted	$0.62	$0.46	$1.00	$0.76
Other Operating Information (dollars in thousands):
Number of homes delivered	768	636	1,307	1,178
Average sales price of homes delivered	$334.9	$293.7	$335.3	$289.6
Homebuilding gross margin percentage	19.2%	19.6%	19.6%	19.4%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.1%	21.3%	21.5%	21.4%
Cancellation rate	18%	19%	18%	19%
Backlog at end of period, number of homes	1,070	1,005	1,070	1,005
Backlog at end of period, aggregate sales value	$406,742	$347,971	$406,742	$347,971
Average sales price of homes in backlog	$380.1	$346.2	$380.1	$346.2
Net new home contracts	869	718	1,663	1,424
Selling communities at period end	91	81	91	81
Average selling communities	89	79	91	77
Total owned and controlled lot inventory	14,043	13,160	14,043	13,160

(1) Non-GAAP financial measure.

Home Sales Revenues and Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the three and six months ended June 30, 2016 and 2015:

New homes delivered
	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
Atlanta	355	319	36	11.3%	609	574	35	6.1%
Central Texas	53	36	17	47.2%	114	75	39	52.0%
Colorado	220	187	33	17.6%	377	330	47	14.2%
Houston	47	32	15	46.9%	74	92	(18)	(19.6)%
Nevada	93	62	31	50.0%	133	107	26	24.3%
Utah	—	—	—	—	—	—	—	—
Total	768	636	132	20.8%	1,307	1,178	129	11.0%

Average sales price of homes
delivered (in thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
Atlanta	$254.8	$220.3	$34.5	15.7%	$254.5	221.1	$33.4	15.1%
Central Texas	$427.1	$449.1	$(22.0)	(4.9)%	$436.8	$442.7	$(5.9)	(1.3)%
Colorado	$445.6	$402.7	$42.9	10.7%	$442.6	$397.4	$45.2	11.4%
Houston	$332.3	$221.4	$110.9	50.1%	$312.1	$190.1	$122.0	64.2%
Nevada	$327.2	$290.1	$37.1	12.8%	$327.2	$303.0	$24.2	8.0%
Utah	$—	$—	$—	—	$—	$—	$—	—
Total	$334.9	$293.7	$41.2	14.0%	$335.3	$289.6	$45.7	15.8%

We generated $257.2 million and $438.3 million in home sales revenues during the three and six months ended June 30, 2016, respectively.  This represents a 37.7%  and a 28.5% increase as compared to the three and six months ended June 30, 2015, respectively, where we generated $186.8 million and $341.1 million in home sales revenues, respectively.  The increase in home sales revenues is a result of increased deliveries as well as an increase in our average sales price, period over period.

Our average sales price increased  14.0% to $334.9 thousand for the three months ended June 30, 2016, and increased 15.8% to $335.3 for the six months ended June 30, 2016, as compared to the same periods in 2015.  These increases are primarily a result of changes in our product mix and price appreciation in most of our markets, in particular our Atlanta and Colorado operating segments.  The increase in our Houston average sales price is related to additional deliveries in higher priced communities in that operating segment.

Cost of Home Sales Revenues

Cost of home sales revenues increased $57.7 million and $77.2 million, or 38.4% and 28.1%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in cost of home sales revenues correlates with the increase in home sales revenues.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended June 30, 2016 from 19.6% to 19.2% and increased during the six months ended June 30, 2016  from 19.4% to 19.6%,  as compared to same periods in 2015.

In the following table, we calculate our homebuilding gross margin adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended June 30,
	2016	%	2015	%

Home sales revenues	$257,179	100.0%	$186,808	100.0%
Cost of home sales revenues	207,883	80.8%	150,225	80.4%
Gross margin from home sales	49,296	19.2%	36,583	19.6%
Add: Interest in cost of home sales revenues	4,918	1.9%	2,830	1.5%
Adjusted homebuilding gross margin excluding interest (1)	54,214	21.1%	39,413	21.1%
Add: Purchase price accounting for acquired work in process inventory	83	0.0%	414	0.2%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$54,297	21.1%	$39,827	21.3%

	Six Months Ended June 30,
	2016	%	2015	%

Home sales revenues	$438,260	100.0%	$341,143	100.0%
Cost of home sales revenues	352,236	80.4%	275,031	80.6%
Gross margin from home sales	86,024	19.6%	66,112	19.4%
Add: Interest in cost of home sales revenues	7,985	1.8%	4,451	1.3%
Adjusted homebuilding gross margin excluding interest (1)	94,009	21.5%	70,563	20.7%
Add: Purchase price accounting for acquired work in process inventory	218	0.0%	2,441	0.7%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$94,227	21.5%	$73,004	21.4%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 21.1% and 21.5% for the three and six months ended June 30, 2016, respectively, as compared to 21.3% and 21.4% for same periods in 2015, respectively. Our adjusted homebuilding gross margin percentages remained consistent period over period.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Gross Margin on Land Sales

During the three and six months ended June 30, 2016, we disposed of land for $1.3 million and $3.3 million, respectively, which had carrying basis of $0.6 million and $2.4 million, respectively.  Land sales were driven by one community in our Central Texas operating segment for which we are the master developer and are developing a portion of the community’s lots for sale to third-party homebuilders.

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

As the put option we exercised on the golf course in our Rhodes Ranch golf community was not responded to by the counterparty, during the second quarter of 2016, we initiated a plan for the disposition of the golf course.  We believe the disposition is probable within one year and accordingly, the assets and liabilities have continued to be classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2016.

We generated approximately $1.2 million and $1.9 million in revenue during the three months ended June 30, 2016 and 2015, respectively, which were partially offset by costs associated with the golf courses of $0.9 million and $1.7 million, respectively. We generated approximately $2.2 million and $4.0 million in revenue during the six months ended June 30, 2016 and 2015, respectively, which were partially offset by costs associated with the golf courses of $1.6 million and $3.2 million, respectively.  The decrease in golf course revenues and costs are a result of operating one golf course in 2016 as compared to two golf courses in 2015.

Selling, General and Administrative Expense

	Three Months Ended
	June 30,		Increase
	2016	2015	Amount	%
Selling, general and administrative	$31,383	$22,812	$8,571	37.6%
As a percentage of homes sales revenue	12.2%	12.2%

	Six Months Ended
	June 30,		Increase
	2016	2015	Amount	%
Selling, general and administrative	$56,568	$43,744	$12,824	29.3%
As a percentage of homes sales revenue	12.9%	12.8%

Our selling, general and administrative costs increased $8.6 million for the three months ended June 30, 2016 as compared to the same period in 2015. The dollar increase was primarily attributable to the following: (1) an increase of $1.9 million in our compensation-related expenses, including incentive compensation, resulting largely from a 17.1% increase in our headcount to 540 employees as of June 30, 2016, as compared to 461 employees as of June 30, 2015, (2) an increase of $3.3 million in commission expense resulting from a 37.7% increase in home sales revenues, (3) an increase of $1.6 million related to advertising costs associated with an increased number of active communities, (4) an increase of $0.3 million related to depreciation expense as a result of an increased number of open communities and associated model home furnishings, and (5) an increase of $1.4 million related to moderate increases in rent, model expenses and other corporate expenses.

Our selling, general and administrative costs increased $12.8 million for the six months ended June 30, 2016 as compared to the same period in 2015. The dollar increase was primarily attributable to the following: (1) an increase of $4.1 million in our compensation-related expenses, including incentive compensation, resulting largely from a 17.1% increase in our headcount to 540 employees as of June 30, 2016, as compared to 461 employees as of June 30, 2015, (2) an increase of $3.9 million in commission expense resulting from a 28.5% increase in home sales revenues, (3) an increase of $2.1 million related to advertising costs associated with an increased number of active communities, (4) an increase of $0.8 million related to depreciation expense as a result of an increased number of open communities and associated model home furnishings, and (5) an increase of $1.9 million related to increases in feasibility related costs, rent, model expenses and other corporate expenses.

Other Income (Expense)

For the three and six months ended June 30, 2016, other income (expense) decreased to income of $0.2 million and $0.6 million, respectively, from income of $0.4 million and $0.8 million for same periods in 2015, respectively. The decrease was primarily driven by an increase in acquisition expenses in 2016.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2016 estimated annual effective tax rate is driven by our blended federal and state statutory rate of 37.3%, which is partially offset by estimated benefits of 3.3% from additional deductions for tax related to domestic production activities and estimated energy credits  resulting in an estimated annual effective tax rate of 34.0%.

For the three months ended June 30, 2016 and 2015, we recorded income tax expense of $6.0 million and $4.6 million, respectively. For the six months ended June 30, 2016 and 2015, we recorded income tax expense of $10.4 million and $7.8 million, respectively.  Our income tax expense for the three months ended June 30, 2016 is based on our estimated annual effective tax rate,  a discrete item related to the vesting of restricted stock awards which increased income tax expense by $0.1 million, and energy credits certified during the three months ended June 30, 2016 related to homes delivered in prior years which decreased our expense by $0.6 million.

Segment Assets

	June 30,	December 31,	Increase (Decrease)
	2016	2015	Amount	Change
Atlanta	$229,777	$185,331	$44,446	24.0%
Central Texas	122,512	117,037	5,475	4.7%
Colorado	313,197	313,653	(456)	-0.1%
Houston	34,812	51,534	(16,722)	-32.4%
Nevada	243,186	220,209	22,977	10.4%
Utah	5,165	—	5,165	—
Corporate	22,463	29,977	(7,514)	(25.1)%
Total assets	$971,112	$917,741	$53,371	5.8%

Lots owned and	June 30, 2016			December 31, 2015			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	2,861	3,238	6,099	2,667	2,575	5,242	7.3%	25.7%	16.3%
Central Texas	1,308	340	1,648	1,222	348	1,570	7.0%	(2.3)%	5.0%
Colorado	2,690	641	3,331	2,931	1,022	3,953	(8.2)%	(37.3)%	(15.7)%
Houston	205	361	566	271	220	491	(24.4)%	64.1%	15.3%
Nevada	1,771	107	1,878	1,904	—	1,904	(7.0)%	—	(1.4)%
Utah	47	474	521	—	—	—	NM	NM	NM
Total	8,882	5,161	14,043	8,995	4,165	13,160	(1.3)%	23.9%	6.7%

NM – Not Meaningful

Of our total lots owned and controlled as of June 30, 2016, 63.2% were owned and 36.8% were controlled, as compared to 68.4% owned and 31.6% controlled as of December 31, 2015.

Total assets increased by $53.4 million, or 5.8%, to $971.5 million at June 30, 2016. The increase is primarily driven by an increase in our backlog homes under construction as of June 30, 2016 as compared to December 31, 2015.

Other Homebuilding Operating Data

	Three Months Ended				Six Months Ended
Net new home contracts	June 30,		Increase		June 30,		Increase
	2016	2015	Amount	% Change	2016	2015	Amount	% Change
Atlanta	373	329	44	13.4%	755	660	95	14.4%
Central Texas	71	50	21	42.0%	119	112	7	6.3%
Colorado	224	221	3	1.4%	460	430	30	7.0%
Houston	44	37	7	18.9%	71	64	7	10.9%
Nevada	155	81	74	91.4%	256	158	98	62.0%
Utah	2	—	2	NM	2	—	2	NM
Total	869	718	151	21.0%	1,663	1,424	239	16.8%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2016 increased by 151 homes, or 21.0%, to 869, compared to 718 for the same period in 2015. For the six months ended June 30, 2015, net new home contracts increased by 239 homes, or 16.8% to 1,663, compared to 1,424 for the same period in 2015.  The increase in net new home orders is a result of increased demand in the majority of our markets and a 12% increase in our community count.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three and six months ended June 30, 2016 was an average of 9.8 and 18.2 per selling community (3.25 and 3.05 monthly), respectively, compared to an average of 9.1 and 18.5 per selling community (3.03 and 3.08 monthly) for the same periods in 2015, respectively. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 17.6% and 17.5% for the three and six months ended June 30, 2016, respectively, compared to 18.6% and 18.5% for the same periods in 2015, respectively. The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

Selling communities at period end	June 30,		Increase/(Decrease)
	2016	2015	Amount	% Change

Atlanta	29	28	1	3.6%
Central Texas	16	13	3	23.1%
Colorado	27	26	1	3.8%
Houston	8	9	(1)	(11.1)%
Nevada	10	5	5	100.0%
Utah	1	—	1	NM
Total	91	81	10	12.3%

NM – Not Meaningful

Our selling communities increased by ten communities, or 12.3%, to 91 communities at June 30, 2016, as compared to 81 communities at June 30, 2015.

	June 30,
Backlog	2016			2015			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	429	$126,218	$294.2	409	$94,875	$232.0	4.9%	33.0%	26.8%
Central Texas	114	53,772	471.7	128	60,373	471.7	(10.9)%	(10.9)%	—%
Colorado	345	161,312	467.6	318	145,945	458.9	8.5%	10.5%	1.9%
Houston	28	9,821	350.7	66	18,229	276.2	(57.6)%	(46.1)%	27.0%
Nevada	152	54,803	360.5	84	28,549	339.9	81.0%	92.0%	6.1%
Utah	2	815	407.5	—	—	—	NM	NM	NM
Total / Weighted Average	1,070	$406,742	$380.1	1,005	$347,971	$346.2	6.5%	16.9%	9.8%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At June 30, 2016, we had 1,070 homes in backlog with a total value of $406.7 million, which represents an increase of 6.5% and 16.9%, respectively, as compared to June 30, 2015.  The increase in backlog and backlog value is primarily attributable to the increase in the number of our selling communities as discussed above.

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the six months ended June 30, 2016 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

Cash flows for each of our communities depend on the stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities. As we continue to expand our business, we expect that cash outlays for land purchases and land development to grow our lot inventory could exceed our cash generated by operations.

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

As of June 30, 2016, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016 and 2015, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased to $33.3 million during the six months ended June 30, 2016 from net cash used of $72.2 million during the six months ended June 30, 2015. The decrease in cash used in operations was primarily a result of a net outflow associated with inventories of $49.8 million during the six months ended June 30, 2016, compared to a net outflow of $80.9 million during the same period in 2015, primarily driven by the increase in number of homes delivered as well as the higher average sales price of those homes. We had net cash used in working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities of $10.0 million for the six months ended June 30, 2016, as compared to cash used of $10.5 million for the same period in 2015.

•

Net cash used in investing activities was $3.9 million during the six months ended June 30, 2016, compared to $1.0 million used during the same period in 2015. The increase relates to increased purchases of property and equipment and deceased proceeds received from the sale of assets, partially offset by proceeds from a secured note receivable.

•

Net cash provided by financing activities was $18.7 million during the six months ended June 30, 2016, compared to $72.3 million during the same period in 2015. The decrease in cash provided by financing activities is primarily attributed to the issuance of senior notes and insurance premium notes in 2015 totaling $59.4 million as well as a decrease in cash used for repurchasing our common stock under our stock repurchase program and upon the vesting of restricted stock awards totaling $2.6 million more used in 2016.  These decreases in cash provided in 2016 were partially offset by  an increase in the net draws on our revolving line of credit of $5.0 million and by a decrease of $1.5 million in principal payments on notes payable during the six months ended June 30, 2016, as compared to the same period in 2015.

As of June 30, 2016, our cash balance was $10.7 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of land under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time, or in bulk at a point in time, at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and these contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2016, we had outstanding contracts for 5,161 lots totaling $256.9 million, and had $3.6 million of non-refundable cash deposits pertaining to land contracts.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of June 30, 2016 and December 31, 2015, we had $53.4 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and six months ended June 30, 2016 and 2015. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Net income	$13,142	$9,798	34.1%	$21,125	$16,149	30.8%
Income tax expense	5,955	4,633	28.5%	10,401	7,806	33.2%
Interest in cost of home sales revenues	4,918	2,830	73.8%	7,985	4,451	79.4%
Interest expense	2	3	(33.3)%	4	6	(33.3)%
Depreciation and amortization expense	1,393	1,282	8.7%	2,797	2,270	23.2%
EBITDA	25,410	18,546	37.0%	42,312	30,682	37.9%
Purchase price accounting for acquired work in process inventory	83	414	(80.0)%	218	2,441	(91.1)%
Adjusted EBITDA	$25,493	$18,960	34.5%	$42,530	$33,123	28.4%

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2016, the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2016, certain of our employees surrendered approximately 36.6 thousand shares of our common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended June 30, 2016:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April
Purchased 4/1 through 4/30	—	—	N/A	N/A
May
Purchased 5/1 through 5/31	33,360	$17.41	N/A	N/A
June
Purchased 6/1 through 6/30	3,201	18.19	N/A	N/A
Total	36,561	$17.48

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

EXHIBIT INDEX
3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference herein from Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2014)

3.2	Bylaws of the Company (incorporated by reference herein from Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2014)
10.1

Amended and Restated Employment Agreement, dated as of May 11, 2016, between the Company and Dale Francescon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016)

10.2

Amended and Restated Employment Agreement, dated as of May 11, 2016, between the Company and Robert J. Francescon (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2016)

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

Century Communities, Inc.

Date: August 2, 2016	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2016	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)