Form 10-Q
period 2016-09-30
Century Communities, Inc.
filed 2016-11-02
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

On October 26,  2016, 21,042,312 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three and nine months ended September 30, 2016

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$17,354	$29,287
Cash held in escrow	27,749	11,817
Accounts receivable	4,852	5,241
Inventories	873,613	810,137
Prepaid expenses and other assets	38,421	26,735
Property and equipment, net	11,228	8,375
Deferred tax asset, net	3,533	—
Amortizable intangible assets, net	3,256	4,784
Goodwill	21,365	21,365
Total assets	$1,001,371	$917,741
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$18,139	$10,967
Accrued expenses and other liabilities	87,305	106,777
Deferred tax liability, net	—	275
Notes payable and revolving line of credit	450,331	390,243
Total liabilities	555,775	508,262
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,043,563 and 21,303,702 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	210	213
Additional paid-in capital	342,606	340,953
Retained earnings	102,780	68,313
Total stockholders' equity	445,596	409,479
Total liabilities and stockholders' equity	$1,001,371	$917,741

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Home sales revenues	$248,075	$179,775	$686,335	$520,918
Land sales revenues	4,651	2,257	7,909	2,627
Golf course and other revenue	687	700	2,907	4,679
Total revenue	253,413	182,732	697,151	528,224
Costs and expenses
Cost of home sales revenues	197,650	141,452	549,886	416,483
Cost of land sales revenues	4,255	2,250	6,668	2,615
Cost of golf course and other revenue	1,165	1,046	2,765	4,214
Selling, general, and administrative	30,944	22,175	87,512	65,919
Total operating costs and expenses	234,014	166,923	646,831	489,231
Operating income	19,399	15,809	50,320	38,993
Other income (expense):
Interest income	61	51	142	88
Interest expense	—	(2)	(4)	(8)
Acquisition expense	(53)	(323)	(466)	(338)
Other income	179	434	797	1,059
Gain (loss) on disposition of assets	145	(24)	468	106
Income before income tax expense	19,731	15,945	51,257	39,900
Income tax expense	6,389	5,362	16,790	13,168
Net income	$13,342	$10,583	$34,467	$26,732

Earnings per share:
Basic	$0.63	$0.50	$1.63	$1.26
Diluted	$0.63	$0.50	$1.62	$1.26
Weighted average common shares outstanding:
Basic	20,673,521	20,601,218	20,643,682	20,556,146
Diluted	20,822,066	20,601,218	20,731,930	20,556,146

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$34,467	$26,732
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,215	3,512
Stock-based compensation expense	5,058	3,865
Deferred income taxes	(3,807)	(4,004)
Gain on disposition of assets	(468)	(106)
Changes in assets and liabilities:
Cash held in escrow	(15,932)	(13,667)
Accounts receivable	389	(2,095)
Inventories	(85,560)	(156,544)
Prepaid expenses and other assets	(11,189)	1,668
Accounts payable	7,172	(8,766)
Accrued expenses and other liabilities	4,255	2,502
Net cash used in operating activities	(61,400)	(146,903)
Investing activities
Purchases of property and equipment	(6,375)	(4,204)
Proceeds from sale of assets	1,302	1,441
Proceeds from secured note receivable	73	76
Net cash used in investing activities	(5,000)	(2,687)
Financing activities
Borrowings under revolving credit facilities	145,000	135,000
Payments on revolving credit facilities	(90,000)	(55,000)
Proceeds from issuance of senior notes	—	58,956
Proceeds from issuance of insurance premium notes	11,612	448
Principal payments on notes payable	(7,582)	(6,815)
Debt issuance costs	(1,156)	(2,817)
Repurchases of common stock upon vesting of restricted stock awards	(1,014)	(859)
Repurchases of common stock under our stock repurchase program	(2,393)	—
Net cash provided by financing activities	54,467	128,913
Net decrease in cash and cash equivalents	$(11,933)	$(20,677)
Cash and cash equivalents
Beginning of period	29,287	33,462
End of period	$17,354	$12,785
Non-cash investing and financing information
Note receivable from sale of Tuscany golf course	$—	$3,000
Supplemental cash flow disclosure
Cash paid for income taxes	$20,557	$18,439

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

Accounts Receivable

Accounts receivable primarily consist of contract receivables related to certain contracts in our Central Texas and Houston operating segments accounted for under the percentage-of-completion method.

We periodically review the collectability of our accounts receivables, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible.  As of September 30, 2016 and December 31, 2015, no allowance was recorded related to accounts receivable.

Cash Held in Escrow

Cash held in escrow consists of amounts related to the proceeds from home closings held for our benefit in escrow, which are typically held for less than a few days.

Reclassifications

Prior period amounts related to the proceeds from home closings held for our benefit in escrow were previously classified in “Accounts receivable” on our Condensed Consolidated Balance Sheets and have been reclassified as “Cash held in escrow.”    The amount reclassified as of December 31, 2015 was $11.8 million.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for the Company beginning January 1, 2017 and interim periods within the annual periods.  Early adoption is permitted in any interim or annual period.  We do not expect the adoption of ASU 2016-09 to have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  We are currently evaluating the impact ASU 2016-15 will have on our consolidated financial statements.

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

The following table summarizes total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Atlanta	$82,334	$61,175	$237,323	$188,075
Central Texas	21,376	19,186	74,425	52,759
Colorado	95,278	60,566	262,148	191,694
Houston	8,660	9,354	31,754	26,844
Nevada	45,398	32,451	91,134	68,852
Utah	367	—	367	—
Corporate	—	—	—	—
Total revenue	$253,413	$182,732	$697,151	$528,224

Income before income tax expense:
Atlanta	$7,848	$4,195	$21,827	$13,999
Central Texas	429	463	4,541	3,713
Colorado	14,490	9,806	38,279	27,325
Houston	(717)	(59)	(2,403)	(713)
Nevada	4,872	5,108	9,479	9,878
Utah	(367)	—	(524)	—
Corporate	(6,824)	(3,568)	(19,942)	(14,302)
Total income before income tax expense	$19,731	$15,945	$51,257	$39,900

The following table summarizes total assets by operating segment (in thousands):

	September 30,	December 31,
	2016	2015
Atlanta	$239,202	$185,331
Central Texas	118,665	117,037
Colorado	317,495	313,653
Houston	29,151	51,534
Nevada	250,408	220,209
Utah	10,635	—
Corporate	35,815	29,977
Total assets	$1,001,371	$917,741

Corporate assets include certain cash and cash equivalents, prepaid insurance, deferred financing costs, and certain property and equipment.

3. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2016	2015
Homes under construction	$466,682	$374,274
Land and land development	378,803	414,330
Capitalized interest	28,128	21,533
Total inventories	$873,613	$810,137

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2016	2015
Prepaid insurance	$13,803	$5,696
Lot option and escrow deposits	6,914	4,634
Performance deposits	1,407	1,404
Deferred financing costs revolving line of credit, net	2,840	2,318
Restricted cash	1,986	360
Secured note receivable	2,875	2,947
Assets held for sale	5,894	5,797
Other	2,702	3,579
Total prepaid expenses and other assets	$38,421	$26,735

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2016	2015
Earnest money deposits	$9,538	$6,717
Warranty reserve	2,595	2,622
Accrued compensation costs	8,508	8,114
Land development and home construction accruals	55,567	83,322
Accrued interest	7,325	2,651
Income taxes payable	51	374
Liabilities related to assets held for sale	300	223
Other	3,421	2,754
Total accrued expenses and other liabilities	$87,305	$106,777

6. Warranty Reserve

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.3 million and $0.9 million during the three and nine months ended September 30, 2016, respectively, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$2,754	$2,432	$2,622	$2,194
Warranty expense provisions	686	668	2,078	2,097
Payments	(554)	(318)	(1,194)	(913)
Warranty adjustment	(291)	(112)	(911)	(708)
Ending balance	$2,595	$2,670	$2,595	$2,670

7. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following (in thousands):

	September 30,	December 31,
	2016	2015
6.875% senior notes	$252,765	$251,815
Revolving line of credit	190,000	135,000
Land development notes	—	2,677
Insurance premium notes	7,566	751
Total notes payable and revolving line of credit	$450,331	$390,243

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

On August 19, 2016, we entered into a Third Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which further modified the Credit Agreement.  The Third Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $300 million to $380 million, (ii) admitted Citibank, N.A. and Flagstar Bank, FSB as new lenders under the Revolving Credit Facility, (iii) increased certain lenders’ respective commitments to the Revolving Credit Facility, and (iv) extended the term of the Revolving Credit Facility by one year to mature in October 2019.

Unless terminated earlier, the principal amount under the Revolving Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on October 21, 2019, the maturity date of the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to our tangible net worth.  As of September 30, 2016, we were in compliance with all covenants under the Credit Agreement.

As of September 30, 2016, we had $190.0 million outstanding under the Credit Agreement.

Other financing obligations

As of September 30, 2016, the Company had two insurance premium notes outstanding totaling $7.6 million in the aggregate which mature in March 2017 and December 2017, respectively.  These notes bear interest at a rate of 3.89% and 3.88%, respectively.  During the nine months ended September 30, 2016 we repaid three outstanding land development notes totaling $2.7 million in the aggregate.  As of September 30, 2016 and December 31, 2015, we had $7.6 million and $3.4 million, respectively, of outstanding land development notes and insurance premium notes.

8. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2016 and 2015, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest capitalized beginning of period	$26,577	$15,741	$21,533	$11,302
Interest capitalized during period	6,743	5,189	19,772	14,079
Less: capitalized interest in cost of sales	(5,192)	(2,474)	(13,177)	(6,925)
Interest capitalized end of period	$28,128	$18,456	$28,128	$18,456

9. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2016 estimated annual effective tax rate is driven by our blended federal and state statutory rate of 37.5%, which is partially offset by estimated benefits of 3.5% from additional deductions for tax related to domestic production activities and estimated energy credits, resulting in an estimated annual effective tax rate of 34.0%.

For the three months ended September 30,  2016 and 2015, we recorded income tax expense of $6.4 million and $5.4 million, respectively. For the nine months ended September 30, 2016 and 2015, we recorded income tax expense of $16.8 million and $13.2 million, respectively.  Our income tax expense for the three months ended September 30, 2016 is based on our estimated annual effective tax rate of 34.0% and a discrete item related to energy credits certified during the three months ended September 30, 2016 related to homes delivered in prior years which decreased our expense by $0.3 million.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		September 30, 2016		December 31, 2015
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$2,875	$2,968	$2,947	$2,926

6.875% senior notes(2)	Level 2	$252,765	$254,976	$251,815	$232,503
Revolving line of credit(3)	Level 2	190,000	190,000	135,000	135,000
Land development notes(4)	Level 2	—	—	2,677	2,672
Insurance premium notes(3)	Level 2	7,566	7,566	751	751
Total notes payable and revolving line of credit		$450,331	$452,542	$390,243	$370,926
(1)

The estimated fair value of the secured note received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment as of September 30, 2016 and December 31, 2015 was based on a cash flow model discounted at market interest rates that considered the underlying risks of the note.

(2)	Estimated fair value of the Senior Notes at September 30, 2016 and December 31, 2015 incorporated recent trading activity in inactive markets.
(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)	The estimated fair value of the land development notes at December 31, 2015 was based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

11. Stock-Based Compensation

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30,  2016 and December 31, 2015, there were 20.7 million and 20.6 million shares of common stock issued and outstanding, respectively, exclusive of the restricted common stock issued. During the nine months ended September 30, 2016, we repurchased 0.2 million shares of our common stock at a weighted average price of $15.03 per share.

We issued 13.0 thousand and 0.2 million shares of common stock related to the vesting of restricted stock awards during the three and nine months ended September 30, 2016, respectively.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which, 0.6 million shares remain available for issuance as of September 30,  2016.

During the three months ended September 30, 2016, we did not grant any stock based compensation. During the nine months ended September 30, 2016, we granted 0.5 million shares of restricted stock units with a weighted average grant date fair value of $14.28 per share. Such restricted stock units vest over a three year period from the grant date.  Previously, we had issued awards of restricted common stock under our First Amended & Restated 2013 Long-Term Inventive Plan.

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of
	September 30, 2016
	Restricted Stock Awards	Restricted Stock Units	Total
Unvested awards/units	359	496	855
Unrecognized compensation cost	$4,311	$5,596	$9,907
Period to recognize compensation cost	1.2 years	2.4 years	1.87 years (average)

During the three months ended September 30, 2016 and 2015, we recognized stock-based compensation expense of $1.6 million and $1.4 million, respectively. During the nine months ended September 30, 2016 and 2015, we recognized stock-based compensation expense of $5.1 million and $3.9 million, respectively.  Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net income	$13,342	$10,583	$34,467	$26,732
Less: Undistributed earnings allocated to participating securities	(241)	(358)	(785)	(890)
Net income allocable to common stockholders	$13,101	$10,225	$33,682	$25,842
Denominator
Weighted average common shares outstanding - basic	20,673,521	20,601,218	20,643,682	20,556,146
Dilutive effect of restricted stock units	148,545	—	88,248	—
Weighted average common shares outstanding - diluted	20,822,066	20,601,218	20,731,930	20,556,146
Earnings per share:
Basic	$0.63	$0.50	$1.63	$1.26
Diluted	$0.63	$0.50	$1.62	$1.26

13. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2016 and December 31, 2015, we had $66.0 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

As the put option we exercised on the golf course in our Rhodes Ranch golf community was not responded to by the counterparty, during the second quarter of 2016, we initiated a plan for the disposition of the golf course.  We believe the disposition is probable within one year and,  accordingly, the assets and liabilities have continued to be classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2016.

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of September 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$11,679	$5,675	$—	$—	$17,354
Cash held in escrow	—	27,749			27,749
Accounts receivable	885	3,967	—	—	4,852
Investment in subsidiaries	867,424	—	—	(867,424)	—
Inventories	—	873,613	—	—	873,613
Prepaid expenses and other assets	16,912	21,509	—	—	38,421
Property and equipment, net	973	10,255	—	—	11,228
Deferred tax asset, net	3,533	—	—	—	3,533
Amortizable intangible assets, net	—	3,256	—	—	3,256
Goodwill	—	21,365	—	—	21,365
Total assets	$901,406	$967,389	$—	$(867,424)	$1,001,371
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$31	$18,108	$—	$—	$18,139
Accrued expenses and other liabilities	13,014	74,291	—	—	87,305
Notes payable and revolving line of credit	442,765	7,566	—	—	450,331
Total liabilities	455,810	99,965	—	—	555,775
Stockholders’ equity:	445,596	867,424	—	(867,424)	445,596
Total liabilities and stockholders’ equity	$901,406	$967,389	$—	$(867,424)	$1,001,371

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,002	$7,285	$—	$—	$29,287
Cash held in escrow	—	11,817	—	—	11,817
Accounts receivable	1,239	4,002	—	—	5,241
Investment in subsidiaries	777,898	—	—	(777,898)	—
Inventories	—	810,137	—	—	810,137
Prepaid expenses and other assets	3,727	23,008	—	—	26,735
Property and equipment, net	857	7,518	—	—	8,375
Amortizable intangible assets, net	—	4,784	—	—	4,784
Goodwill	—	21,365	—	—	21,365
Total assets	$805,723	$889,916	$—	$(777,898)	$917,741
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$10,967	$—	$—	$10,967
Accrued expenses and other liabilities	9,154	97,623	—	—	106,777
Deferred tax liability, net	275	—	—	—	275
Notes payable and revolving line of credit	386,815	3,428	—	—	390,243
Total liabilities	396,244	112,018	—	—	508,262
Stockholders’ equity:	409,479	777,898	—	(777,898)	409,479
Total liabilities and stockholders’ equity	$805,723	$889,916	$—	$(777,898)	$917,741

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$248,075	$—	$—	$248,075
Land sales revenues	—	4,651	—	—	4,651
Golf course and other revenue	—	687	—	—	687
Total revenue	—	253,413	—	—	253,413
Costs and expenses
Cost of homes sales revenues	—	197,650	—	—	197,650
Cost of land sales revenues	—	4,255	—	—	4,255
Cost of golf course and other revenue	—	1,165	—	—	1,165
Selling, general and administrative	6,846	24,098	—	—	30,944
Total operating costs and expenses	6,846	227,168	—	—	234,014
Operating income (loss)	(6,846)	26,245	—	—	19,399
Other income (expense)
Equity in earnings from consolidated subsidiaries	17,303	—	—	(17,303)	—
Interest income	10	51	—	—	61
Interest expense	—	—	—	—	—
Acquisition expense	(53)	—	—	—	(53)
Other income	—	179	—	—	179
Gain on disposition of assets	—	145	—	—	145
Income before income tax expense	10,414	26,620	—	(17,303)	19,731
Income tax expense	(2,928)	9,317	—	—	6,389
Net income	$13,342	$17,303	$—	$(17,303)	$13,342

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$179,775	$—	$—	$179,775
Land sales revenue	—	2,257	—	—	2,257
Golf course and other revenue	—	700	—	—	700
Total revenue	—	182,732	—	—	182,732
Cost of home sale revenues
Cost of homes sales revenues	—	141,452	—	—	141,452
Cost of land sales revenues	—	2,250	—	—	2,250
Cost of golf course and other revenue	—	1,046	—	—	1,046
Selling, general and administrative	4,827	17,348	—	—	22,175
Total operating costs and expenses	4,827	162,096	—	—	166,923
Operating income	(4,827)	20,636	—	—	15,809
Other income (expense)
Equity in earnings from consolidated subsidiaries	13,707	—	—	(13,707)	—
Interest income	7	44	—	—	51
Interest expense	—	(2)	—	—	(2)
Acquisition expense	(323)	—	—	—	(323)
Other income	—	434	—	—	434
Loss on disposition of assets	—	(24)	—	—	(24)
Income before income tax expense	8,564	21,088	—	(13,707)	15,945
Income tax expense	(2,019)	7,381	—	—	5,362
Net income	$10,583	$13,707	$—	$(13,707)	$10,583

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$686,335	$—	$—	$686,335
Land sales revenues	—	7,909	—	—	7,909
Golf course and other revenue	—	2,907	—	—	2,907
Total revenue	—	697,151	—	—	697,151
Costs and expenses
Cost of homes sales revenues	—	549,886	—	—	549,886
Cost of land sales revenues	—	6,668	—	—	6,668
Cost of golf course and other revenue	—	2,765	—	—	2,765
Selling, general and administrative	18,323	69,189	—	—	87,512
Total operating costs and expenses	18,323	628,508	—	—	646,831
Operating income	(18,323)	68,643	—	—	50,320
Other income (expense)
Equity in earnings from consolidated subsidiaries	45,514	—	—	(45,514)	—
Interest income	24	118	—	—	142
Interest expense	—	(4)	—	—	(4)
Acquisition expense	(466)	—	—	—	(466)
Other income	—	797	—	—	797
Gain on disposition of assets	—	468	—	—	468
Income before income tax expense	26,749	70,022	—	(45,514)	51,257
Income tax expense	(7,718)	24,508	—	—	16,790
Net income	$34,467	$45,514	$—	$(45,514)	$34,467

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$520,918	$—	$—	$520,918
Land sales revenues	—	2,627	—	—	2,627
Golf course and other revenue	—	4,679	—	—	4,679
Total revenue	—	528,224	—	—	528,224
Cost of home sale revenues
Cost of homes sales revenues	—	416,483	—	—	416,483
Cost of land sales revenues	—	2,615	—	—	2,615
Cost of golf course and other revenue	—	4,214	—	—	4,214
Selling, general and administrative	15,267	50,652	—	—	65,919
Total operating costs and expenses	15,267	473,964	—	—	489,231
Operating income	(15,267)	54,260	—	—	38,993
Other income (expense)
Equity in earnings from consolidated subsidiaries	36,054	—	—	(36,054)	—
Interest income	37	51	—	—	88
Interest expense	—	(8)	—	—	(8)
Acquisition expense	(338)	—	—	—	(338)
Other income	—	1,059	—	—	1,059
Gain on disposition of assets	—	106	—	—	106
Income before income tax expense	20,486	55,468	—	(36,054)	39,900
Income tax expense	(6,246)	19,414	—	—	13,168
Net income	$26,732	$36,054	$—	$(36,054)	$26,732

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(17,969)	$(43,431)	$—	$—	$(61,400)
Net cash used in investing activities	$(42,791)	$(4,685)	$—	$42,476	$(5,000)
Financing activities
Borrowings under revolving credit facilities	$145,000	$—	$—	$—	$145,000
Payments on revolving credit facilities	(90,000)	—	—	—	(90,000)
Proceeds from insurance notes payable	—	11,612	—	—	11,612
Principal payments on notes payable	—	(7,582)	—	—	(7,582)
Debt issuance costs	(1,156)	—	—	—	(1,156)
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Repurchases of common stock upon vesting of restricted stock awards	(1,014)	—	—	—	(1,014)
Payments from (and advances to) parent/subsidiary	—	42,476	—	(42,476)	—
Net cash provided by financing activities	$50,437	$46,506	$—	$(42,476)	$54,467
Net decrease in cash and cash equivalents	$(10,323)	$(1,610)	$—	$—	$(11,933)
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$	$29,287
End of period	$11,679	$5,675	$—	$—	$17,354

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(5,168)	$(141,735)	$—	$—	$(146,903)
Net cash used in investing activities	$(148,667)	$(2,398)	$—	$148,378	$(2,687)
Financing activities
Borrowings under revolving credit facilities	$135,000	$—	$—	$—	$135,000
Payments on revolving credit facilities	(55,000)	—	—	—	(55,000)
Proceeds from issuance of senior notes	58,956	—	—	—	58,956
Proceeds from issuance of insurance premium notes	—	448	—	—	448
Principal payments on notes payable	—	(6,815)	—	—	(6,815)
Debt issuance costs	(2,817)	—	—	—	(2,817)
Repurchases of common stock upon vesting of restricted stock awards	(859)	—	—	—	(859)
Payments from (and advances to) parent/subsidiary	—	148,378	—	(148,378)	—
Net cash provided by financing activities	$135,280	$142,011	$—	$(148,378)	$128,913
Net increase (decrease) in cash and cash equivalents	$(18,555)	$(2,122)	$—	$—	$(20,677)
Cash and cash equivalents
Beginning of period	22,710	10,752	—	—	33,462
End of period	$4,155	$8,630	$—	$—	$12,785

16. Subsequent Events

On November 1, 2016, we acquired a 50% ownership of WJH LLC (which we refer to as “WJH”), which is a successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc. (which we refer to together as “Wade Jurney”) for $15.0 million.  WJH primarily targets first-time homebuyers in the Southeastern United States.  As a result of the transaction, we now own 50% of WJH and Wade Jurney owns the other 50% interest.  Each party contributed an additional $3.0 million in capital to WJH upon its formation. The Company and Wade Jurney will share responsibility for all of WJH’s strategic decisions, with Wade Jurney continuing to manage the day-to-day operations under the existing operating model.

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

Results of Operations

During the three months ended September 30, 2016, we delivered 706 homes, with an average sales price of $351.4 thousand. During the same period, we generated approximately $248.1 million in home sales revenues, approximately $19.7 million in income before income tax expense, and approximately $13.3 million in net income.

During the nine months ended September 30, 2016, we delivered 2,013 homes, with an average sales price of $341.0 thousand. During the same period, we generated approximately $686.3 million in home sales revenues, approximately $51.3 million in income before income tax expense, and approximately $34.5 million in net income.

For the three and nine months ended September 30, 2016, our net new home contracts totaled 628 and 2,291, respectively, a 31.7% and a 20.5% increase over the same periods in 2015, respectively. As of September 30, 2016, we had a backlog of 992 sold but unclosed homes, a 9.7% increase as compared to September 30, 2015, consisting of approximately $380.9 million in sales value, a 17.2% increase as compared to September 30, 2015.

The following table summarizes our results of operation for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$248,075	$179,775	$686,335	$520,918
Land sales revenues	4,651	2,257	7,909	2,627
Golf course and other revenue	687	700	2,907	4,679
Total revenue	253,413	182,732	697,151	528,224
Costs and expenses
Cost of home sales revenues	197,650	141,452	549,886	416,483
Cost of land sales revenues	4,255	2,250	6,668	2,615
Cost of golf course and other revenue	1,165	1,046	2,765	4,214
Selling, general, and administrative	30,944	22,175	87,512	65,919
Total operating costs and expenses	234,014	166,923	646,831	489,231
Operating income	19,399	15,809	50,320	38,993
Other income (expense)	332	136	937	907
Income before income tax expense	19,731	15,945	51,257	39,900
Income tax expense	6,389	5,362	16,790	13,168
Net income	$13,342	$10,583	$34,467	$26,732
Earnings per share:
Basic	$0.63	$0.50	$1.63	$1.26
Diluted	$0.63	$0.50	$1.62	$1.26
Other Operating Information (dollars in thousands):
Number of homes delivered	706	578	2,013	1,756
Average sales price of homes delivered	$351.4	$311.0	$341.0	$296.7
Homebuilding gross margin percentage	20.3%	21.3%	19.9%	20.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	22.5%	22.8%	21.8%	21.9%
Cancellation rate	22%	23%	19%	21%
Backlog at end of period, number of homes	992	904	992	904
Backlog at end of period, aggregate sales value	$380,926	$325,131	$380,926	$325,131
Average sales price of homes in backlog	$384.0	$359.7	$384.0	$359.7
Net new home contracts	628	477	2,291	1,901
Selling communities at period end	87	88	87	88
Average selling communities	90	81	90	79
Total owned and controlled lot inventory	17,203	13,797	17,203	13,797

(1) Non-GAAP financial measure.

Home Sales Revenues and Homes Delivered

The following tables summarize our home deliveries and average sales price for each of our operating segments for the three and nine months ended September 30, 2016 and 2015:

New homes delivered
	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
Atlanta	298	269	29	10.8%	907	843	64	7.6%
Central Texas	40	34	6	17.6%	154	109	45	41.3%
Colorado	213	143	70	49.0%	590	473	117	24.7%
Houston	24	35	(11)	(31.4)%	98	127	(29)	(22.8)%
Nevada	130	97	33	34.0%	263	204	59	28.9%
Utah	1	—	1	NM	1	—	1	NM
Total	706	578	128	22.1%	2,013	1,756	257	14.6%

Average sales price of homes
delivered (in thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2016	2015	Amount	%	2016	2015	Amount	%
Atlanta	$276.3	$227.4	$48.9	21.5%	$261.7	223.1	$38.6	17.3%
Central Texas	$446.9	$497.9	$(51.0)	(10.2)%	$439.4	$459.9	$(20.5)	(4.5)%
Colorado	$447.3	$423.5	$23.8	5.6%	$444.3	$405.3	$39.0	9.6%
Houston	$312.9	$267.3	$45.6	17.1%	$312.3	$211.4	$100.9	47.7%
Nevada	$343.9	$327.3	$16.6	5.1%	$335.5	$314.6	$20.9	6.6%
Utah	$366.5	$—	$366.5	—	$366.5	$—	$366.5	—
Total	$351.4	$311.0	$40.4	13.0%	$341.0	$296.7	$44.3	14.9%

We generated $248.1 million and $686.3 million in home sales revenues during the three and nine months ended September 30, 2016, respectively.  This represents a 38.0% and a 31.8% increase as compared to the three and nine months ended September 30, 2015, respectively, where we generated $179.8 million and $520.9 million in home sales revenues, respectively.  The increase in home sales revenues is a result of increased deliveries as well as an increase in our average sales price, period over period.

Our average sales price increased  13.0% to $351.4 thousand for the three months ended September 30, 2016, and increased 14.9% to $341.0 for the nine months ended September 30, 2016, as compared to the same periods in 2015.  These increases are primarily a result of changes in our product mix and price appreciation in most of our markets, in particular our Atlanta and Colorado operating segments.  The increase in our Houston average sales price is related to additional deliveries in higher priced communities as compared to prior periods.

Cost of Home Sales Revenues

Cost of home sales revenues increased $56.2 million and $133.4 million, or 39.7% and 32.0%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in cost of home sales revenues correlates with the increase in home sales revenues.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended September 30, 2016 from 21.3% to 20.3% and decreased during the nine months ended September 30, 2016 from 20.0% to 19.9%, as compared to same periods in 2015.  The decrease in homebuilding gross margin percentage is primarily a result of higher interest in cost of home sales revenues.

In the following table, we calculate our homebuilding gross margin adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended September 30,
	2016	%	2015	%

Home sales revenues	$248,075	100.0%	$179,775	100.0%
Cost of home sales revenues	197,650	79.7%	141,452	78.7%
Gross margin from home sales	50,425	20.3%	38,323	21.3%
Add: Interest in cost of home sales revenues	5,192	2.1%	2,474	1.4%
Adjusted homebuilding gross margin excluding interest (1)	55,617	22.4%	40,797	22.7%
Add: Purchase price accounting for acquired work in process inventory	100	0.1%	204	0.1%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$55,717	22.5%	$41,001	22.8%

	Nine Months Ended September 30,
	2016	%	2015	%

Home sales revenues	$686,335	100.0%	$520,918	100.0%
Cost of home sales revenues	549,886	80.1%	416,483	80.0%
Gross margin from home sales	136,449	19.9%	104,435	20.0%
Add: Interest in cost of home sales revenues	13,177	1.9%	6,925	1.3%
Adjusted homebuilding gross margin excluding interest (1)	149,626	21.8%	111,360	21.4%
Add: Purchase price accounting for acquired work in process inventory	318	0.0%	2,645	0.5%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$149,944	21.8%	$114,005	21.9%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 22.5% and 21.8% for the three and nine months ended September 30, 2016, respectively, as compared to 22.8% and 21.9% for same periods in 2015, respectively. Our adjusted homebuilding gross margin percentages remained consistent period over period.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Gross Margin on Land Sales

During the three and nine months ended September 30, 2016, we disposed of land for $4.7 million and $7.9 million, respectively, which had carrying basis of $4.3 million and $6.7 million, respectively.  Land sales were driven by communities in our Central Texas and Houston operating segments.

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

As the put option we exercised on the golf course in our Rhodes Ranch golf community was not responded to by the counterparty, during the second quarter of 2016, we initiated a plan for the disposition of the golf course.  We believe the disposition is probable within one year and, accordingly, the assets and liabilities have continued to be classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2016.

We generated approximately $0.7 million and $0.7 million in golf course and other revenue during the three months ended September 30, 2016 and 2015, respectively, which were partially offset by costs associated with the golf courses of $1.2 million and $1.0 million, respectively. We generated approximately $2.9 million and $4.7 million in revenue during the nine months ended September 30, 2016 and 2015, respectively, which were partially offset by costs associated with the golf courses of $2.8 million and $4.2 million, respectively.  The decrease in golf course revenues and costs are a result of operating one golf course in 2016 as compared to two golf courses in 2015.

Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Increase
	2016	2015	Amount	%
Selling, general and administrative	$30,944	$22,175	$8,769	39.5%
As a percentage of homes sales revenue	12.5%	12.3%

	Nine Months Ended
	September 30,		Increase
	2016	2015	Amount	%
Selling, general and administrative	$87,512	$65,919	$21,593	32.8%
As a percentage of homes sales revenue	12.8%	12.7%

Our selling, general and administrative costs increased $8.8 million for the three months ended September 30, 2016 as compared to the same period in 2015. The dollar increase was primarily attributable to the following: (1) an increase of $2.7 million in commission expense resulting from a 38.0% increase in home sales revenues, (2) an increase of $1.0 million in our compensation-related expenses, including incentive compensation, resulting largely from a 12.4% increase in our headcount to 545 employees as of September 30, 2016, as compared to 485 employees as of September 30, 2015, (3) an increase of $1.4 million in legal expenses, (4) an increase of $0.3 million in advertising expenses, and (5) an increase of $3.3 million related to moderate increases in rent, model expenses, depreciation, IT expenses and other corporate expenses.

Our selling, general and administrative costs increased $21.6 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The dollar increase was primarily attributable to the following: (1) an increase of $6.6 million in commission expense resulting from a 31.8% increase in home sales revenues,  (2) an increase of $5.1 million in our compensation-related expenses, including incentive compensation, resulting largely from a 12.4% increase in our headcount to 545 employees as of September 30, 2016, as compared to 485 employees as of September 30, 2015,  (3) an increase of $2.4 million related to advertising costs associated with an increased number of active communities, (4) an increase of $1.0 million related to depreciation expense as a result of an increased number of open communities and associated model home furnishings, (5) an increase of $1.9 million in legal expenses, and (6) an increase of $4.6 million related to increases in feasibility related costs, rent, model expenses, IT expenses and other corporate expenses.

Other Income (Expense)

For the three and nine months ended September 30, 2016, other income (expense) increased to income of $0.3 million and $0.9 million, respectively, from income of $0.1 million and $0.9 million for same periods in 2015, respectively.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2016 estimated annual effective tax rate is driven by our blended federal and state statutory rate of 37.5%, which is partially offset by estimated benefits of 3.5% from additional deductions for tax related to domestic production activities and estimated energy credits, resulting in an estimated annual effective tax rate of 34.0%.

For the three months ended September 30, 2016 and 2015, we recorded income tax expense of $6.4 million and $5.4 million, respectively. For the nine months ended September 30, 2016 and 2015, we recorded income tax expense of $16.8 million and $13.2 million, respectively.  Our income tax expense for the three months ended September 30, 2016 is based on our estimated annual effective tax rate of 34.0% and a discrete item related to energy credits certified during the three months ended September 30, 2016 related to homes delivered in prior years, which decreased our expense by $0.3 million.

Segment Assets

	September 30,	December 31,	Increase (Decrease)
	2016	2015	Amount	Change
Atlanta	$239,202	$185,331	$53,871	29.1%
Central Texas	118,665	117,037	1,628	1.4%
Colorado	317,495	313,653	3,842	1.2%
Houston	29,151	51,534	(22,383)	(43.4)%
Nevada	250,408	220,209	30,199	13.7%
Utah	10,635	—	10,635	—
Corporate	35,815	29,977	5,838	19.5%
Total assets	$1,001,371	$917,741	$83,630	9.1%

Lots owned and	September 30, 2016			December 31, 2015			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	2,964	2,695	5,659	2,667	2,575	5,242	11.1%	4.7%	8.0%
Central Texas	1,275	1,427	2,702	1,222	348	1,570	4.3%	310.1%	72.1%
Colorado	2,861	1,684	4,545	2,931	1,022	3,953	(2.4)%	64.8%	15.0%
Houston	160	1,140	1,300	271	220	491	(41.0)%	418.2%	164.8%
Nevada	1,696	89	1,785	1,904	—	1,904	(10.9)%	—	(6.3)%
Utah	84	1,128	1,212	—	—	—	NM	NM	NM
Total	9,040	8,163	17,203	8,995	4,165	13,160	0.5%	96.0%	30.7%

NM – Not Meaningful

Of our total lots owned and controlled as of September 30, 2016, 52.5% were owned and 47.5% were controlled, as compared to 68.4% owned and 31.6% controlled as of December 31, 2015.

Total assets increased by $83.6 million, or 9.1%, to $1.0 billion at September 30, 2016. The increase is primarily driven by an increased investment in our Atlanta and Nevada operating segments as well as our entrance into Utah.

Other Homebuilding Operating Data

	Three Months Ended				Nine Months Ended
Net new home contracts	September 30,		Increase		September 30,		Increase
	2016	2015	Amount	% Change	2016	2015	Amount	% Change
Atlanta	281	246	35	14.2%	1,036	906	130	14.3%
Central Texas	62	30	32	106.7%	181	142	39	27.5%
Colorado	136	125	11	8.8%	596	555	41	7.4%
Houston	19	21	(2)	(9.5)%	90	85	5	5.9%
Nevada	122	55	67	121.8%	378	213	165	77.5%
Utah	8	—	8	NM	10	—	10	NM
Total	628	477	151	31.7%	2,291	1,901	390	20.5%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2016 increased by 151 homes, or 31.7%, to 628, compared to 477 for the same period in 2015. For the nine months ended September 30, 2015, net new home contracts increased by 390 homes, or 20.5%, to 2,291, compared to 1,901 for the same period in 2015.  The increase in net new home orders is a result of increased demand in the majority of our markets.

Our overall “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three and nine months ended September 30, 2016 was an average of 7.0 and 25.5 per selling community (2.3 and 2.8 monthly), respectively, compared to an average of 5.9 and 24.2 per selling community (2.0 and 2.7 monthly) for the same periods in 2015, respectively. Our cancellation rate of buyers who contracted to buy a home but did not close escrow (as a percentage of overall orders) was approximately 21.6% and 18.7% for the three and nine months ended September 30, 2016, respectively, compared to 23.0% and 21.0% for the same periods in 2015, respectively.

The change in our cancellation rate was not due to any one significant factor but was the result of general market activity during this period.

Selling communities at period end	September 30,		Increase/(Decrease)
	2016	2015	Amount	% Change

Atlanta	29	33	(4)	(12.1)%
Central Texas	15	12	3	25.0%
Colorado	24	29	(5)	(17.2)%
Houston	8	9	(1)	(11.1)%
Nevada	10	5	5	100.0%
Utah	1	—	1	NM
Total	87	88	(1)	(1.1)%

NM – Not Meaningful

Our selling communities decreased by one community to 87 communities at September 30, 2016, as compared to 88 communities at September 30, 2015.

	September 30,
Backlog	2016			2015			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	412	$123,224	$299.1	386	$97,992	$253.9	6.7%	25.7%	17.8%
Central Texas	136	66,073	485.8	124	57,933	467.2	9.7%	14.1%	4.0%
Colorado	268	126,321	471.3	300	138,153	460.5	(10.7)%	(8.6)%	2.3%
Houston	23	8,025	348.9	52	15,439	296.9	(55.8)%	(48.0)%	17.5%
Nevada	144	53,986	374.9	42	15,614	371.8	242.9%	245.8%	0.8%
Utah	9	3,298	366.5	—	—	—	NM	NM	NM
Total / Weighted Average	992	$380,926	$384.0	904	$325,131	$359.7	9.7%	17.2%	6.8%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At September 30, 2016, we had 992 homes in backlog with a total value of $380.9 million, which represents an increase of 9.7% and 17.2%, respectively, as compared to September 30, 2015.  The increase in backlog and backlog value is primarily attributable to the increase in the demand for new homes in the communities in which we operate.

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

Prior period amounts related to the proceeds from home closings held for our benefit in escrow, which are typically held for less than a few days, were previously classified in “Accounts receivable” on our Condensed Consolidated Balance Sheets and have been reclassified as “Cash held in escrow.”  The amount reclassified as of December 31, 2015 was $11.8 million.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the nine months ended September 30, 2016 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

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

On August 19, 2016, we entered into a Third Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which further modified the Credit Agreement.  The Third Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $300 million to $380 million, (ii) admitted Citibank, N.A. and Flagstar Bank, FSB as new lenders under the Revolving Credit Facility, (iii) increased certain lenders’ respective commitments to the Revolving Credit Facility, and (iv) extended the term of the Revolving Credit Facility by one year to mature in October 2019.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on the Company’s ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires the Company to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon the ratio of debt to tangible net worth of the Company and its subsidiaries on a consolidated basis, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon the ratio of EBITDA to cash interest expense of the Company and its subsidiaries on a consolidated basis, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests of the Company and the guarantors of the Revolving Credit Facility, plus 50% of the amount of consolidated net income of the Company and its subsidiaries, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by the Company and its subsidiaries on a consolidated basis to the Company’s tangible net worth.

As of September 30, 2016, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016 and 2015, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased to $61.4 million during the nine months ended September 30, 2016 from net cash used of $146.9 million during the nine months ended September 30, 2015. The decrease in cash used in operations was primarily a result of a net outflow associated with inventories of $85.6 million during the nine months ended September 30, 2016, compared to a net outflow of $156.5 million during the same period in 2015, primarily driven by the increase in number of homes delivered as well as the higher average sales price of those homes. We had net cash used in working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities of $15.3 million for the nine months ended September 30, 2016, as compared to cash used of $20.4 million for the same period in 2015.

•

Net cash used in investing activities was $5.0 million during the nine months ended September 30, 2016, compared to $2.7 million used during the same period in 2015. The increase relates to increased purchases of property and equipment and deceased proceeds received from the sale of assets, partially offset by proceeds from a secured note receivable.

•

Net cash provided by financing activities was $54.5 million during the nine months ended September 30, 2016, compared to $128.9 million during the same period in 2015. The decrease in cash provided by financing activities is primarily attributed to the issuance of senior notes in 2015 totaling $59.0 million, an increase in net payments on our Revolving Credit Facility totaling $25.0 million, and a decrease in cash used for repurchasing our common stock under our stock repurchase program and upon the vesting of restricted stock awards totaling $2.5 million more used in 2016.  These decreases in cash provided in 2016 were partially offset by an increase in proceeds from insurance premium notes totaling $11.2 million and a decrease in debt issuance costs paid of $1.7 million.

As of September 30, 2016, our cash balance was $17.4 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of land under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time, or in bulk at a point in time, at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and these contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2016, we had outstanding contracts for 8,163 lots totaling $351.6 million, and had $5.8 million of non-refundable cash deposits pertaining to land contracts.

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers and others willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of September 30, 2016 and December 31, 2015, we had $66.0 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Net income	$13,342	$10,583	26.1%	$34,467	$26,732	28.9%
Income tax expense	6,389	5,362	19.2%	16,790	13,168	27.5%
Interest in cost of home sales revenues	5,192	2,474	109.9%	13,177	6,925	90.3%
Interest expense	—	2	(100.0)%	4	8	(50.0)%
Depreciation and amortization expense	1,418	1,242	14.2%	4,215	3,512	20.0%
EBITDA	26,341	19,663	34.0%	68,653	50,345	36.4%
Purchase price accounting for acquired work in process inventory	100	204	(51.0)%	318	2,645	(88.0)%
Adjusted EBITDA	$26,441	$19,867	33.1%	$68,971	$52,990	30.2%

Net Debt to Net Capital

The following table presents our ratio of net debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net debt (notes payable and revolving line of credit less cash held in escrow and cash and cash equivalents) by net capital (net debt plus total stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of the our ability to obtain external financing.

	September 30,	December 31,
	2016	2015
Notes payable and revolving line of credit	$450,331	$390,243
Total stockholders' equity	445,596	409,479
Total capital	$895,927	$799,722
Debt to capital	50.3%	48.8%

Notes payable and revolving line of credit	$450,331	$390,243
Cash held in escrow	(27,749)	(11,817)
Cash and cash equivalents	(17,354)	(29,287)
Net debt	405,228	349,139
Total stockholders' equity	445,596	409,479
Net capital	$850,824	$758,618

Net debt to net capital	47.6%	46.0%

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2016, the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2016, certain of our employees surrendered approximately 5.8 thousand shares of our common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended September 30, 2016:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July
Purchased 7/1 through 7/31	4,159	$18.20	N/A	N/A
August
Purchased 8/1 through 8/31	—	—	N/A	N/A
September
Purchased 9/1 through 9/30	1,674	20.00	N/A	N/A
Total	5,833	$18.72

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
10.1

Third Modification Agreement, dated as of August 19, 2016, by and among the Company, Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of the Company party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2016)

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

Century Communities, Inc.

Date: November 2, 2016	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2016	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)