Form 10-K/A
period 2015-12-31
Century Communities, Inc.
filed 2016-11-10
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NO. 001-36491

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015 was approximately $318.8 million based on the closing price of $20.13 per share as reported on the New York Stock Exchange on June 30, 2015.

As of February 12, 2016, the registrant had 21,285,073 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Century Communities, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2016. The purposes of this Form 10-K/A are to (i) refile a revised Signature page to comply with instruction D(2)(a) of the General Instructions to Form 10-K, and (ii) file the certifications of Robert J. Francescon, one of the Company’s Co-Principal Executive Officers, required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.2 and 32.2 to this Form 10-K/A, which were inadvertently omitted from the Original Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-K/A, the Company is refiling the certifications of Dale Francescon, one of the Company’s Co-Principal Executive Officers, and David L. Messenger, the Company’s Principal Financial Officer, required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1, 31.3, 32.1 and 32.3 to this Form 10-K/A.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify or update any other disclosures made in the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits

The following exhibits are filed as part of this Report on Form 10-K/A:

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Communities, Inc.

Date: November 10, 2016	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: November 10, 2016	By:	/s/ David L. Messenger
David L. Messenger
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	November 10, 2016

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	November 10, 2016

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 10, 2016

/s/ James M. Lippman James M. Lippman	Director	November 10, 2016

/s/ Keith R. Guericke Keith R. Guericke	Director	November 10, 2016

/s/ John P. Box John P. Box	Director	November 10, 2016

2