Form 10-K
period 2016-12-31
Century Communities, Inc.
filed 2017-02-15
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

    (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016 was approximately $269.4 million based on the closing price of $17.34 per share as reported on the New York Stock Exchange on June 30, 2016

As of February 7, 2017, the registrant had 21,608,891 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December  31,  2016

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

The forward-looking statements included in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.  Statements regarding the following subjects, among others, may be forward-looking:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	a downturn in the homebuilding industry, including a decline in real estate values or market conditions resulting in impairment of our assets;
•	changes in assumptions used to make industry forecasts;
•	continued volatility and uncertainty in the credit markets and broader financial markets;
•	our future operating results and financial condition;
•	our business operations;
•	changes in our business and investment strategy;
•	availability of land to acquire, and our ability to acquire such land on favorable terms or at all;
•	availability, terms and deployment of capital;
•	availability of mortgage financing or an increase in the number of foreclosures in the market;
•	shortages of or increased prices for labor, land or raw materials used in housing construction;
•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
•	impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;
•	changes in, or the failure or inability to comply with, governmental laws and regulations;
•	the timing of receipt of regulatory approvals and the opening of projects;
•	the degree and nature of our competition;
•	our leverage and debt service obligations;
•	availability of qualified personnel and our ability to retain our key personnel; and
•	changes in GAAP.

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

Commencing with our private placement of 12.1 million shares of our common stock, par value $0.01 per share (which we refer to as our “common stock”) in May 2013, in which we raised $223.8 million in net proceeds, we have grown significantly through acquisitions of existing homebuilders, executing on our land acquisition strategy, and a partnership with another homebuilder.  Through our acquisitions of existing homebuilders,  we entered the (i) Central Texas market in September 2013 through the acquisition of Jimmy Jacobs Homes L.P. (which we refer to as “Jimmy Jacobs”) for approximately $16 million, (ii) Las Vegas, Nevada market in April 2014 through the acquisition of Las Vegas Land Holdings, LLC (which we refer to as “LVLH”) for approximately $165 million, (iii) Houston, Texas market in August 2014 through the acquisition of Grand View Builders (which we refer to as “Grand View”) for approximately $13 million, (iv) Atlanta, Georgia market in November 2014 through the acquisition of Peachtree Communities Group, Inc. and its affiliates and subsidiaries (which we refer to as “Peachtree”) for approximately $57 million.  We entered the Utah market in May 2016 by acquiring 47 finished lots in Salt Lake City.  In December 2016, we entered the Charlotte, North Carolina market by acquiring 57 finished lots, but had not commenced building or selling homes as of December 31, 2016.  During 2016, we increased our land position, improved the quality of our backlog, and strengthened our capital resources to grow our business.

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

Homebuilding marketing and sales process

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well located land positions and offering quality homes with innovative design elements. The core of our business plan is to acquire and develop land strategically, based on our understanding of population growth patterns, entitlement restrictions and infrastructure development. We focus on locations within our markets with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and demographics and increasing populations. We believe these conditions create strong demand for new housing, and these locations represent what we believe to be attractive opportunities for long-term growth. We also seek assets that have desirable characteristics, such as good access to major job centers, schools, shopping, recreation and transportation facilities, and we strive to offer a broad spectrum of product types in these locations. Product development and customer service are key components of the lifestyle connection we seek to establish with each individual homebuyer. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, from entry-level to first- and second-time move-up buyers and lifestyle homebuyers. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

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

Customer Financing

We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Most homebuyers utilize long-term mortgage financing to purchase a home, and mortgage lenders will usually make loans only to qualified borrowers. During the fourth quarter of 2016, our wholly owned subsidiary, Parkway Financial Corp., formed Inspire Home Loans (which we refer to as “Inspire”).  Inspire will offer mortgage services to our homebuyers.  In addition to Inspire, Parkway Title LLC will provide title services to select markets in which we operate.

Materials

When constructing homes, we use various materials and components. It has typically taken us four to six months or more to construct a home, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, among them seasonal variation in availability and increased demand for materials as a result of the improved housing market.

Seasonality

We experience seasonal variations in our quarterly operating results and capital requirements. Historically, new order activity is highest during the spring and summer months. As a result, we typically have more homes under construction, close more homes, and have greater revenues and operating income in the second half of our fiscal year.  Historical results are not necessarily indicative of current or future homebuilding activities.

Additionally, as of December 31, 2016, we own and operate a golf course within our Rhodes Ranch community in our Nevada division. We experience lower average daily rounds in the second and third quarters of the year, and therefore lower revenues, due to the high temperatures during the summer and early fall months in Nevada, as well as reseeding activities in September to prepare the courses for the winter months. Conversely, we experience higher average daily rounds and therefore higher revenues during the first and fourth quarters of the year when lower temperatures are typically experienced in Nevada.

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

Segment and geographic area disclosures

We have identified our Atlanta, Central Texas, Colorado, Houston, Nevada, and Utah divisions as reportable operating segments.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.

Footnote 2 of our Consolidated Financial Statements contains information regarding the operations of our reportable operating segments.

The below table presents the approximate number of employees for each reportable operating segment as of December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Atlanta	165	135
Central Texas	70	72
Colorado	181	192
Houston	25	37
Nevada	71	53
Utah	13	-
Corporate	40	21
Total	565	510

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

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our homes at reasonable prices and with terms that meet our underwriting criteria.  Our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions.  If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.  Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts.  To the extent that we are unable to purchase land parcels timely or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in the major metropolitan markets of Atlanta, Central Texas, Colorado, Houston, Nevada, and Utah.  Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.  For the fiscal year ended December 31, 2016, we generated 34.5%, 10.8%, 36.0%, 4.0%, 14.4% and 0.3% of our revenue in Atlanta, Central Texas, Colorado, Houston, Nevada and Utah, respectively.

Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us.

In the United States, the unemployment rate was 4.7% as of the end of December 2016, according to the U.S. Bureau of Labor Statistics.  People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments.  Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing the demand for the homes we build and by increasing the supply of homes for sale.

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

During the recent past, the mortgage lending industry in the United States has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults.  This in turn resulted in a decline in the market value of many mortgage loans and related securities.  In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years.  Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined.  The deterioration in credit quality during the downturn had caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, FHA or Veterans Administration (which we refer to as the “VA”) requirements.  Fewer loan products and tighter loan qualifications may continue to make it more difficult for certain buyers to finance the purchase of our homes.  These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers who have historically made up a substantial part of our customers.  Reductions in demand adversely affected our business and financial results during the downturn.  The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market.  These entities have required substantial injections of capital from the federal government and may require additional government support in the future.  Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely.  If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions.  Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.  The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for financing the sale of our homes.  In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval.  Availability of condominium financing and minimum credit score benchmarks has reduced opportunity for those purchasers.  In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions.  This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States.  In addition, changes in federal and provincial regulatory and fiscal policies aimed at aiding the home buying market (including a repeal of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability to purchase homes.

Decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt.  Even if potential homebuyers do not themselves need mortgage financing, where potential homebuyers must sell their existing homes in order to buy a new home, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could prevent the buyers of potential homebuyers’ existing homes from obtaining a mortgage, which would result in our potential customers’ inability to buy a new home.  Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog.  The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes.  If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected, and the price of our common stock may decline.

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

In addition, the federal government plays a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA.  The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies.  The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures.  Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market.  Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

Slower rates of population growth or population declines in Atlanta, Central Texas, Colorado, Houston, Nevada, Utah, North Carolina, or other key markets in the United States we plan to enter, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our plans for growth, business, financial condition and operating results.

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

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas.  In addition, there is a variety of new legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue.  This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards.  Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting, land development, or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our consolidated financial statements. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or other climate related regulations.

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

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor.  Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors.  The recent increase in levels of homebuilding in the markets in which we operate has occasionally led to some difficulty in securing the services of skilled tradesmen who are currently in high demand.  While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations.

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

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, including asbestos, the handling of hazardous materials and the cleanup of contaminated sites.  We may be liable for the costs of removal, investigation or remediation of hazardous or toxic substances located on, under, from or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution.  The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial.  The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security.  Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use.  Although we are not aware of any projects requiring material remediation activities by us as a result of historical contamination, no assurances can be given that material claims or liabilities relating to such developments will not arise in the future.

The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site.  From time to time, the United States Environmental Protection Agency and other federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures.  Any such actions taken with respect to us may increase our costs.  We expect that increasingly stringent requirements may be imposed on homebuilders in the future.  Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands.  We also may not identify all of these concerns during any pre-development review of project sites.  Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber.  Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations.  In addition, we are subject to third-party challenges, such as by environmental groups, under environmental laws and regulations to the permits and other approvals required for our projects and operations.  These matters could adversely affect our business, financial condition and operating results.

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

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business.  Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials and skilled labor.  Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues.  If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.  We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing, raw materials and skilled management and labor resources.  Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate.  Many of these competitors also have long-standing relationships with subcontractors and suppliers in the markets in which we operate.  As we expand our operations into Nevada, Texas, Georgia, Utah, North Carolina and other markets, we face new competition from many established homebuilders in those markets, and we will not have the benefit of the extensive relationships and strong reputations with subcontractors, suppliers and homebuyers that we enjoy in our Colorado markets.

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

We regularly review the value of our land holdings and continue to review our holdings on a periodic basis.  If material write-downs and impairments in the value of our inventory are required in the future, we may have to sell land or homes at a loss, which could adversely affect our results of operations and financial condition.

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

As a public company with listed equity securities, we are required to comply with certain laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (which we refer to as the “Sarbanes-Oxley Act”), related regulations of the SEC, and requirements of the New York Stock Exchange.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls and procedures for financial reporting.

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

We believe that we have completed the costly and challenging process of compiling the systems necessary to perform the evaluations needed to comply with Section 404 of the Sarbanes-Oxley Act.  These reporting and other obligations place significant demands on our management, administrative, operational, and accounting resources and will cause us to incur significant expenses.  We may in the future need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.  Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

As a public company, we are obligated to maintain proper and effective internal controls over financial reporting.  These internal controls may not be determined to be effective, which may adversely affect investor confidence in the Company.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2016.  This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We believe that we have completed the costly and challenging process of compiling the systems necessary to perform the evaluations needed to comply with Section 404 of the Sarbanes-Oxley Act.  However, if during the evaluation process, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.  If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be subject to investigation or sanctions by the SEC.

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

Our acquisitions of Jimmy Jacobs in September 2013, LVLH in April 2014, Grand View in August 2014, and Peachtree in November 2014, were accounted for as business combinations in accordance with our accounting policies and GAAP with the acquired assets and assumed liabilities recorded at their estimated fair values as of the acquisition date.  Based upon estimates of the fair value of the assets to be acquired and the liabilities to be assumed, we have recorded a step up to the historical basis of an acquired home under construction inventory.  As homes are delivered in future periods, this step up will initially result in gross margins from home sales revenues that are commensurate with the stage of completion of the acquired inventory and the related risk assumed by us for its completion.  The ultimate gross margins from home sales revenues that we will be able to achieve from our acquired businesses will be impacted by (1) our ability to construct homes at prices consistent with our forecasted budgets, and (2) future pricing increases or decreases based on market demand.

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

We may be subject to various risks relating to our plan to vertically integrate mortgage lending into our business.

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

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, and collectively beneficially own 5,025,770 shares of our common stock, which represents 23.3% of our common stock outstanding as of December 31, 2016.  For so long as Dale Francescon and Robert Francescon continue to beneficially own a significant stake in us, they will have significant influence over the power to:

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

We may incur a substantial amount of debt in the future.  As of December 31, 2016, we had approximately $454.1 million in outstanding indebtedness, consisting of $253.1 million outstanding on our Existing Notes, $195.0 million outstanding on our revolving credit facility, and $6.0 million outstanding on insurance premium notes.  As of December 31, 2016, we had $185.0 million available on our revolving credit facility and capacity for up to an additional $20.0 million under the accordion provisions thereof.  Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service.  Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

If the capital and credit markets experience increased volatility or weakness, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing.  In such a situation, investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

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

As of December 31, 2016, we had approximately $454.1 million in outstanding indebtedness, consisting of $253.1 million outstanding on our Existing Notes, $195.0 million outstanding on our revolving credit facility, and $6.0 million outstanding on insurance premium notes.  As of December 31, 2016, we had $185.0 million available on our revolving credit facility and capacity for up to an additional $20.0 million under the accordion provisions thereof.  As part of our growth strategy, we may incur a significant amount of additional debt.  Certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest.  Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.  If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss.  The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

The agreements governing our indebtedness, including our revolving credit facility and the Indenture that governs our senior notes, contain negative covenants customary for such financings, such as limiting our ability to sell or dispose of assets, incur additional indebtedness or liens, make certain restricted payments, make certain investments, consummate mergers, consolidations or other business combinations or engage in other lines of business.  These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations.

Our revolving credit facility also requires us to comply with certain financial ratios and covenants, such as maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum tangible net worth.  Our ability to comply with these covenants depends on our financial condition and performance and also is subject to events outside our control.  Asset write-downs, other non-cash charges and other one-time events also impact our ability to comply with these covenants.  In addition, these restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities, which may have a material effect on our operations.  These covenants are subject to important exceptions and qualifications.  Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result.  Our revolving credit facility and other debt agreements, including the Indenture governing our senior notes, also contain other events of default customary for such financings.  We cannot provide assurance that we would have sufficient liquidity to repay or refinance our debt if such amounts were accelerated upon an event of default.  If we are unable to service our debt, this could materially affect our business, financial condition or results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  There is no assurance that material weaknesses or significant deficiencies will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies.  We may in the future discover areas of our internal controls that need improvement.  We cannot be certain that we will be successful in implementing or maintaining adequate internal control over our financial reporting and financial processes.  Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements again, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

We cannot predict if investors will find our securities less attractive as a result of our taking advantage of these exemptions.  If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and its trading price may be more volatile.

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

On November 1, 2016, we acquired a 50% ownership of WJH LLC (which we refer to as “WJH”), which is a successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc. WJH primarily targets first-time homebuyers in the Southeastern United States.  The Company and Wade Jurney will share responsibility for all of WJH’s strategic decisions, with Wade Jurney continuing to manage the day-to-day operations under the existing operating model.

Although it is currently not a focus in our business strategy, we may in the future continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development.  In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control.  Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions.  Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture.  Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business.  In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

In addition, our common stock has experienced price and volume volatility over the past year.  The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates and a change a change in sentiment in the market regarding our industry, operations or business prospects.  In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We lease our corporate headquarters located at 8390 East Crescent Parkway, Suite 650, Greenwood Village, Colorado. We also lease offices in the markets where we conduct business, but none of these properties are material to the operation of our business.

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The shares of our common stock are listed on the New York Stock Exchange under the symbol “CCS,” and began trading on June 18, 2014.  The following table sets forth high and low closing price ranges of our common stock for the periods indicated in the years ended December 31, 2016 and 2015, as reported by the New York Stock Exchange.

Quarter Ended in 2016	High	Low
March 31,	$17.07	$13.47
June 30,	$18.85	$16.20
September 30,	$21.51	$17.15
December 31,	$21.60	$19.20

Quarter Ended in 2015	High	Low
March 31,	$19.95	$14.45
June 30,	$22.00	$18.76
September 30,	$24.05	$18.90
December 31,	$21.58	$16.49

Holders

As of February 7, 2017, there were approximately 40 stockholders of record of our common stock.  On February 7, 2017, the last reported sale price of our common stock on the New York Stock Exchange was $22.35 per share.

Dividends

During the years ended December 31, 2016 and 2015, we did not declare or pay any dividends.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the Dow Jones US Home Construction Index, and peer group companies for the periods from June 18, 2014, the date our common stock commenced trading on the New York Stock Exchange, to December 31, 2016.

It is assumed in the graph that $100 was invested in (1) our common stock; (2) the stocks of the companies in the Standard & Poor’s 500 Stock Index; (3) the stocks of the Dow Jones U.S. Home Construction Index; and (4) the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter.  The peer group index is composed of the following companies: Beazer Homes USA, Inc., Hovnanian Enterprises, Inc., M/I Homes, Inc., M.D.C. Holdings, Inc., and William Lyon Homes.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from June 18, 2014, the Date our Common Stock Commenced Trading on the New York Stock Exchange, to December 31, 2016

Issuer Purchases of Equity Securities

The following table summarizes the number of shares of our common stock that were repurchased from certain employees of the Company during the quarter ended December 31, 2016.  Such shares were not repurchased pursuant to our stock repurchase program, but were repurchased to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October
Purchased 10/1 through 10/31	—	$—	N/A	N/A
November
Purchased 11/1 through 11/30	107	20.05	N/A	N/A
December
Purchased 12/1 through 12/31	—	—	N/A	N/A
Total	107	$20.05

ITEM 6.SELECTED FINANCIAL DATA.

The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, which are included in “Item 8. Consolidated Financial Statements.”

(in thousands, except per share amounts)	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations:
Revenue
Home sales revenues	$978,733	$725,437	$351,823	$171,133	$96,030
Land sales revenues	11,799	3,405	4,800	—	—
Golf course and other revenue	3,908	5,647	5,769	—	—
Total Revenue	994,440	734,489	362,392	171,133	96,030
Cost of homes sales revenues	786,127	579,203	276,386	129,651	75,448
Cost of land sales revenues	10,589	3,395	1,808	—	—
Cost of golf course and other revenue	3,628	5,037	6,301	—	—
Selling, general, and administrative	122,224	87,840	46,795	23,622	13,496
Total operating costs and expenses	922,568	675,475	331,290	153,273	88,944
Operating income	71,872	59,014	31,102	17,860	7,086
Other income (expense)	1,277	1,291	(143)	213	353
Income before tax expense	73,149	60,305	30,959	18,073	7,439
Income tax expense	23,609	20,415	10,937	5,642	—
Consolidated net income of Century Communities, Inc.	49,540	39,890	20,022	12,431	7,439
Net income attributable to non-controlling interests	-	-	-	52	1,301
Net income attributable to common stockholders	$49,540	$39,890	$20,022	$12,379	$6,138
Basic earnings per share	$2.34	$1.88	$1.03	$0.95	—
Diluted earnings per share	$2.33	$1.88	$1.03	$0.95	—
Balance Sheet Data (end of period):
Cash and cash equivalents	$29,450	$29,287	$33,462	$109,998	$7,897
Inventories	$857,885	$810,137	$556,323	$184,072	$77,305
Total assets	$1,007,528	$917,741	$670,616	$312,639	$90,673
Total debt	$454,088	$390,243	$224,247	$1,500	$33,206
Total liabilities	$533,892	$508,262	$305,411	$41,083	$66,112
Equity	$473,636	$409,479	$365,205	$271,556	$24,561
Other Operating Information (dollars in thousands):
Number of homes delivered	2,825	2,401	1,046	448	336
Average sales price of homes delivered	$346.5	$302.1	$336.4	$382.0	$285.8
Homebuilding gross margin percentage	19.7%	20.2%	21.4%	24.2%	21.4%
Cancellation rates	20%	21%	18%	20%	17%
Backlog at end of period, number of homes	749	714	772	222	148
Backlog at end of period, aggregate sales value	$302,823	$271,138	$246,327	$103,250	$51,562
Average sales price of homes in backlog	$404.3	$379.7	$319.1	$465.1	$348.4
Net new home contracts	2,860	2,356	1,042	406	415
Selling communities at period end	89	88	75	23	13
Total owned and controlled lot inventory	18,296	13,160	11,463	8,341	3,072
Adjusted EBITDA(1)	$99,853	$77,783	$40,989	$21,164	$9,064
Net debt to net capital(1)	46.1%	46.0%	33.1%	(69.7)%	49.9%
(1)	These are non-GAAP financial measures. See definition and reconciliation below.

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense and, (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income	$49,540	$39,890	$20,022	$12,431	$7,439
Income tax expense	23,609	20,415	10,937	5,642	-
Interest in cost of home sales revenues	19,502	10,082	2,366	1,521	1,429
Interest expense	5	10	26	-	-
Depreciation and amortization expense	5,580	4,713	2,941	937	196
EBITDA	98,236	75,110	36,292	20,531	9,064
Purchase price accounting for acquired work in process inventory	389	2,673	4,697	633	-
Purchase price accounting for investment in unconsolidated subsidiaries	1,228	-	-	-	-
Adjusted EBITDA	$99,853	$77,783	$40,989	$21,164	$9,064

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Notes payable and revolving line of credit	$454,088	$390,243	$224,247	$1,500	$33,206
Total stockholders' equity	473,636	409,479	365,205	271,556	24,561
Total capital	$927,724	$799,722	$589,451	$273,056	$57,767
Debt to capital	48.9%	48.8%	38.0%	0.5%	57.5%

Notes payable and revolving line of credit	$454,088	$390,243	$224,247	$1,500	$33,206
Cash held in escrow	(20,044)	(11,817)	(9,997)	(3,010)	(1,282)
Cash and cash equivalents	(29,450)	(29,287)	(33,462)	(109,998)	(7,507)
Net debt	404,594	349,139	180,788	(111,508)	24,416
Total stockholders' equity	473,636	409,479	365,205	271,556	24,561
Net capital	$878,230	$758,618	$545,993	$160,048	$48,977

Net debt to net capital	46.1%	46.0%	33.1%	-69.7%	49.9%

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

Results of Operations December 31, 2016 and 2015

During the year ended December 31, 2016, we experienced moderate improvement in the homebuilding market throughout most of our operating segments.  The current homebuilding market enjoys a stable macro-economic environment, which includes stable employment growth as well as growth in median household incomes.   These factors along with low levels of existing housing inventory resulted in an environment in which we were able to achieve increases in net new home contracts, home deliveries, and average sales price for the year ended December 31, 2016 of 21.4%, 17.7%, and 14.7%, respectively, as compared to the year ended December 31, 2015.  The increases in net new home contracts, home deliveries and average sales price, along with our continued focus on cost control and investing in our infrastructure prudently as we expand, resulted in total revenue and net income of $994.4 million and $49.5 million, respectively for the year ended December 31, 2016, which represented a 35.4% and 24.2% increase, respectively, over the year ended December 31, 2015.

During 2016, we also invested for future growth through (i) our entrance into the Utah and North Carolina markets, (ii) commencing our wholly owned financing operations, Parkway Financial Group, and (iii) acquiring a 50% ownership in Wade Jurney Homes.  We also continued to expand our future pipeline of land positions as we increased our total lots owned and under control from 13,160 as of December 31, 2015 to 18,296 as of December 31, 2016.

We believe our operations are well positioned for future growth as a result of the strong markets in which we operate, our product offerings which span the home buying segment, as well as current and future inventories of attractive land positions.  As we have grown, we have continued to focus on maintaining prudent leverage, and as a result we believe we are well positioned to execute on our growth strategy in order to optimize our shareholder returns.

We anticipate the homebuilding market in each of our operating segments to continue to be tied to the local economy, and to a lesser degree the macro-economic environment.  Accordingly, our net sales, home deliveries, and average sales price in future years could be negatively affected by economic conditions such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories.  Additionally, our results could be impacted by a decrease in home affordability as a result of price appreciation or significant increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

Our strategy is focused on increasing the returns on our inventory while generating strong profitability. In general, we are focused on the following initiatives:

•	Maintaining a strong balance sheet and prudent use of leverage as we grow;
•	Offering products that appeal to a broad range of entry-level, move-up, and luxury homebuyers based on each local market in which we operate;
•	Maintaining a strong pipeline of future land holdings including utilizing lot option contracts to manage our risk to land holdings;
•	Expand into new markets that meet our underwriting criteria either through organic start -up operations or through acquisitions of existing homebuilders; and
•	Controlling costs, including costs of home sales revenue and selling and general administrative expenses, to achieve increased profitability.

Our operating strategy has resulted in growth in revenue and income before income taxes over the last five years, and we believe it will continue to produce positive results.  Our operating strategy will continue to evolve to market changes, and we cannot provide any assurances that our strategies will continue to be successful.

The following table summarizes our results of operation for the years ended December 31, 2016 and 2015.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$978,733	$725,437	$253,296	34.9%
Land sales revenues	11,799	3,405	8,394	246.5%
Golf course and other revenue	3,908	5,647	(1,739)	(30.8)%
Total revenue	994,440	734,489	259,951	35.4%
Costs and expenses
Cost of home sales revenues	786,127	579,203	206,924	35.7%
Cost of land sales revenues	10,589	3,395	7,194	211.9%
Cost of golf course and other revenue	3,628	5,037	(1,409)	(28.0)%
Selling, general, and administrative	122,224	87,840	34,384	39.1%
Total operating costs and expenses	922,568	675,475	247,093	36.6%
Operating income	71,872	59,014	12,858	21.8%
Other income (expense)	1,277	1,291	(14)	(1.1)%
Income before income tax expense	73,149	60,305	12,844	21.3%
Income tax expense	23,609	20,415	3,194	15.6%
Net income	$49,540	$39,890	$9,650	24.2%
Earnings per share:
Basic	$2.34	$1.88	$0.46	24.5%
Diluted	$2.33	$1.88	$0.45	23.9%
Other Operating Information (dollars in thousands):
Number of homes delivered	2,825	2,401	424	17.7%
Average sales price of homes delivered	$346.5	$302.1	$44.4	14.7%
Homebuilding gross margin percentage	19.7%	20.2%	(0.5)%	-2.5%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.7%	21.9%	(0.2)%	-1.0%
Cancellation rate	20%	21%	(1)%	-4.8%
Backlog at end of period, number of homes	749	714	35	4.9%
Backlog at end of period, aggregate sales value	$302,823	$271,138	$31,685	11.7%
Average sales price of homes in backlog	$404.3	$379.7	$24.6	6.5%
Net new home contracts	2,860	2,356	504	21.4%
Selling communities at period end	89	88	1	1.1%
Average selling communities	89	90	(1)	-1.1%
Total owned and controlled lot inventory	18,296	13,160	5,136	39.0%
(1) Non-GAAP financial measure.

Results of Operations by Operating Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Atlanta	1,265	1,174	$271.3	$229.3	$343,141	$269,188	$31,138	$23,574
Central Texas	218	162	$444.0	$460.4	96,786	74,591	5,519	5,048
Colorado	807	636	$443.9	$407.6	358,267	259,259	51,713	37,090
Houston	120	167	$320.2	$228.9	38,421	38,234	(2,833)	(788)
Nevada	408	262	$341.9	$321.2	139,487	84,165	15,586	12,425
Utah	7	—	$375.9	$—	2,631	—	(686)	—
Corporate	—	—	$—	$—	—	—	(27,288)	(17,044)
Total	2,825	2,401	$346.5	$302.1	$978,733	$725,437	$73,149	$60,305

Atlanta

In our Atlanta operating segment, our income before income tax increased by $7.6 million to $31.1 million for the year ended December 31, 2016, as compared to $23.6 million for the same period in 2015.  This increase is related to an additional 91 home deliveries with an increase of $42.0 thousand in the average selling price during the year ended December 31, 2016, as compared to the same period in 2015.

Central Texas

In our Central Texas operating segment, our income before income tax increased by $0.5 million to $5.5 million for the year ended December 31, 2016, as compared to $5.0 million for the same period in 2015.  This increase is related to an additional 56 home deliveries, partially offset by a decrease in the average selling price of $16.4 thousand during the year ended December 31, 2016, as compared to the same period in 2015.  Additionally, during the years ended December 31, 2016 and 2015, we disposed of land for $10.6 million and $3.4 million, respectively, which had carrying basis of $9.6 million and $3.4 million, respectively.  These sales are primarily from one community in our Central Texas operating segment for which we are the master developer and are developing a portion of the community’s lots for sale to third party homebuilders.

Colorado

In our Colorado operating segment, our income before income tax increased by $14.6 million to $51.7 million for the year ended December 31, 2016, as compared to $37.1 million for the same period in 2015.  This increase is related to an additional 171 home deliveries with an increase in the average selling price of $36.3 thousand during the year ended December 31, 2016, as compared to the same period in 2015.

Houston

In our Houston operating segment, our loss before income tax increased by $2.0 million to $2.8 million for the year ended December 31, 2016, as compared to $0.8 million for the same period in 2015.  This increase is related to 47 fewer home deliveries, partially offset by an increase in the average selling price of $91.3 thousand during the year ended December 31, 2016, as compared to the same period in 2015.  Additionally, we disposed of land in our Houston operating segment for $1.2 million with a carrying basis of $1.0 million during the year ended December 31, 2016.

Nevada

In our Nevada operating segment, our income before income tax increased by $3.2 million to $15.6 million for the year ended December 31, 2016, as compared to $12.4 million for the same period in 2015.  This increase is related to an additional 146 home deliveries with an increase in the average selling price of $20.7 thousand during the year ended December 31, 2016, as compared to the same period in 2015.

Additionally, we generated approximately $3.9 million and $5.6 million in golf course and other revenue during the year ended December 31, 2016 and 2015, respectively, which were partially offset by costs associated with the golf courses of $3.6 million and $5.0 million, respectively. The decrease in golf course revenues and costs are a result of operating one golf course in 2016 as compared to two golf courses in 2015.

Utah

We began operations in our Utah operating segment during 2016.  We had seven home deliveries with an average selling price of $375.9 thousand during the year ended December 31, 2016.

Corporate

Our corporate operating segment generated $27.3 million in loss during the year ended December 31, 2016 as compared to a loss of $17.0 million for the same period in 2015.  The increase in expenses was primarily attributed to the following: (1) an increase of $4.1 million in our compensation related expenses, including non-cash expenses for share based payments, (2) an increase of $1.6 million in legal and insurance costs, (4) and an increase of $1.0 million in information technology related expenses

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the year ended December 31, 2016 to 19.7%, as compared to 20.2% for the year ended December 31, 2015.  The decrease is primarily driven by higher interest expense in cost of sales as a result of higher debt balances outstanding in 2016 as compared to 2015.

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

(dollars in thousands)

	Year Ended December 31,
	2016	%	2015	%

Home sales revenues	$978,733	100.0%	$725,437	100.0%
Cost of home sales revenues	786,127	80.3%	579,203	79.8%
Gross margin from home sales	192,606	19.7%	146,234	20.2%
Add: Interest in cost of home sales revenues	19,502	2.0%	10,082	1.4%
Adjusted homebuilding gross margin excluding interest (1)	212,108	21.7%	156,316	21.5%
Add: Purchase price accounting for acquired work in process inventory	389	0.0%	2,673	0.4%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$212,497	21.7%	$158,989	21.9%
(1)  This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Excluding interest in cost of home sales and purchase price accounting, our adjusted homebuilding gross margin percentage was 21.7% for the year ended December 31, 2016, as compared to 21.9% for the year ended December 31, 2015.  The nominal decrease in adjusted gross margin is attributed to a wider geographic mix of home deliveries in 2016 as compared to 2015.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Year Ended December 31,		Increase
	2016	2015	Amount	%
Selling, general and administrative	$122,224	$87,840	$34,384	39.1%
As a percentage of homes sales revenue	12.5%	12.1%

Our selling, general and administrative costs increased $34.4 million for the year ended December 31, 2016 as compared to 2015.  The increase was primarily attributable to the following: (1) an increase of $10.6 million in our compensation-related expenses, including incentive compensation, resulting largely from an increase in headcount, (2) an increase of $10.5 million in commission expense to $39.4 million for the year ended December 31, 2016, resulting from a 34.9% increase in home sales revenues, (3) an increase of $2.7 million related to advertising costs associated with our increased number of homes delivered, (4) an increase of $1.2 million related to depreciation and amortization as a result of an increased property plant and equipment balance year over year, (5) an increase of $3.4 million in legal costs, (6) an increase of $1.1 million in information technology expenses related to the growth of the Company, and (7) an increase of $4.9 million related to increases in rent, model expenses, other corporate expenses, and feasibility related costs.

Other Income (Expense)

Other income (expense) remained consistent at $1.3 million for the years ended December 31, 2016 and 2015.

Income Tax Expense

Our income tax expense for the year ended December 31, 2016 was $23.6 million, as compared to $20.4 million for the year ended December 31, 2015.  Our income tax expense for the year ended December 31, 2016 results in an effective tax rate of 32.3%, as compared to an effective tax rate of 33.8% for the year ended December 31, 2015.  Our effective tax rate is driven by our blended federal and state statutory rate of 37.4%.  Our blended federal and state statutory tax rate is reflective of the states in which we operate, including Nevada and Texas which generally do not have corporate income tax.  Our blended federal and state statutory tax rate is partially offset by benefits from additional deductions for domestic production activities and federal energy credits allowed for under the Internal Revenue Code.

Segment Assets

(in thousands)	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Change
Atlanta	$262,448	$185,331	$77,117	41.6%
Central Texas	112,612	117,037	(4,425)	(3.8)%
Colorado	293,467	313,653	(20,186)	(6.4)%
Houston	25,780	51,534	(25,754)	(50.0)%
Nevada	231,057	220,209	10,848	4.9%
Utah	17,133	—	17,133	NM
Corporate(1)	65,031	29,977	35,054	116.9%
Total assets	$1,007,528	$917,741	$89,787	9.8%

(1) Includes $4.9 million related to lots purchased and held in Charlotte, North Carolina as of December 31, 2016.

Lots owned and	December 31, 2016			December 31, 2015			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	2,896	2,698	5,594	2,667	2,575	5,242	8.6%	4.8%	6.7%
Central Texas	1,197	2,410	3,607	1,222	348	1,570	(2.0)%	592.5%	129.7%
Colorado	2,677	1,487	4,164	2,931	1,022	3,953	(8.7)%	45.5%	5.3%
Charlotte	57	556	613	—	—	—	NM	NM	NM
Houston	159	1,010	1,169	271	220	491	(41.3)%	359.1%	138.1%
Nevada	1,551	72	1,623	1,904	—	1,904	(18.5)%	NM	(14.8)%
Utah	126	1,400	1,526	—	—	—	NM	NM	NM
Total	8,663	9,633	18,296	8,995	4,165	13,160	(3.7)%	131.3%	39.0%

Of our total lots owned and controlled as of December 31, 2016, 47.3% were owned and 52.7% were controlled, as compared to 68.4% owned and 31.6% controlled as of December 31, 2015.

Total assets increased by $89.8 million, or 9.8%, to $1.0 billion at December 31, 2016. The increase is primarily driven by increased investments in our Atlanta and Nevada operating segments as well as our entrance into the Utah market and our purchase of lots in the Charlotte, North Carolina market.

Other Homebuilding Operating Data

	Year Ended
Net new home contracts	December 31,		Increase
	2016	2015	Amount	% Change
Atlanta	1,251	1,134	117	10.3%
Central Texas	245	180	65	36.1%
Colorado	775	680	95	14.0%
Houston	104	104	—	—%
Nevada	469	258	211	81.8%
Utah	16	—	16	NM
Total	2,860	2,356	504	21.4%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2016 increased by 504 homes, or 21.4%, to 2,860,  as compared to 2,356 for the year ended December 31, 2015. The increase in our net new home contracts was driven by overall positive market conditions in the markets in which we operate.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the years ended December 31, 2016 and 2015 by segment are included in the table below:

	Year Ended
	December 31,		Increase
	2016	2015	Amount	% Change
Atlanta	3.4	3.2	0.2	6.2%
Central Texas	1.4	1.2	0.2	16.7%
Colorado	2.5	2.2	0.3	13.6%
Houston	1.1	1.0	0.1	10.0%
Nevada	4.7	4.9	(0.2)	(4.1)%
Utah	2.2	0	2.2	NM
Total	2.7	2.4	0.3	12.5%

Our absorption rate increased by 12.5% to 2.7 per month during the year ended December 31, 2016, as compared to 2.4 per month for the same period in 2015.  The increase in absorption rate is attributable to the strong homebuilding environment as a result of positive economic trends in most of our markets.

Selling communities at period end	December 31,		Increase/(Decrease)
	2016	2015	Amount	% Change

Atlanta	31	33	(2)	(6.1)%
Central Texas	15	14	1	7.1%
Colorado	24	27	(3)	(11.1)%
Houston	8	9	(1)	(11.1)%
Nevada	9	5	4	80.0%
Utah	2	—	2	NM
Total	89	88	1	1.1%

Our selling communities increased by one community to 89 communities at December 31, 2016, as compared to 88 communities at December 31, 2015.

	December 31,
Backlog	2016			2015			% Change

(dollars in thousands)	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	269	$82,102	$305.2	283	$74,249	$262.4	(4.9)%	10.6%	16.3%
Central Texas	136	67,555	496.7	109	52,705	483.5	24.8%	28.2%	2.7%
Colorado	230	110,121	478.8	262	123,853	472.7	(12.2)%	(11.1)%	1.3%
Houston	15	4,868	324.5	31	10,308	332.5	(51.6)%	(52.8)%	(2.4)%
Nevada	90	34,999	388.9	29	10,023	345.6	210.3%	249.2%	12.5%
Utah	9	3,179	353.2	—	—	—	NM	NM	NM
Total / Weighted Average	749	$302,823	$404.3	714	$271,138	$379.7	4.9%	11.7%	6.5%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At December 31, 2016, we had 749 homes in backlog with a total value of $302.8 million, which represents an increase of 4.9% and 11.7%, respectively, as compared to December 31, 2015.  The increase in backlog and backlog value is primarily attributable to the increase in the demand for new homes in the markets in which we operate.  The increase in average sales price of homes in backlog is driven by increases across all of our operating segments except Houston, as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

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

The following table summarizes our results of operation for the years ended December 31, 2015 and 2014.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Consolidated Statements of Operations:
Revenue
Home sales revenues	$725,437	$351,823	$373,614	106.2%
Land sales revenues	3,405	4,800	(1,395)	(29.1)%
Golf course and other revenue	5,647	5,769	(122)	(2.1)%
Total revenue	734,489	362,392	372,097	102.7%
Costs and expenses
Cost of home sales revenues	579,203	276,386	302,817	109.6%
Cost of land sales revenues	3,395	1,808	1,587	87.8%
Cost of golf course and other revenue	5,037	6,301	(1,264)	(20.1)%
Selling, general, and administrative	87,840	46,795	41,045	87.7%
Total operating costs and expenses	675,475	331,290	344,185	103.9%
Operating income	59,014	31,102	27,912	89.7%
Other income (expense):	1,291	(143)	1,434	(1,002.8)%
Income before income tax expense	60,305	30,959	29,346	94.8%
Income tax expense	20,415	10,937	9,478	86.7%
Net income attributable to common stockholders	$39,890	$20,022	19,868	99.2%
Earnings per share:
Basic and diluted	$1.88	$1.03	$0.85	0.83%

Other Operating Information (dollars in thousands):
Number of homes delivered	2,401	1,046	1,355	129.5%
Average sales price of homes delivered	$302.1	$336.4	$(34.3)	(10.2)%
Homebuilding gross margin percentage	20.2%	21.4%	(1.3)%	(6.0)%
Cancellation rate	21%	18%	3.0%	16.7%
Backlog at end of period, number of homes	714	772	(58)	(7.5)%
Backlog at end of period, aggregate sales value	$271,138	$246,327	$24,811	10.1%
Average sales price of homes in backlog	$379.7	$319.1	$60.6	19.0%
Net new home contracts	2,356	1,042	1,314	126.1%
Selling communities at period end	88	75	5	6.0%
Average selling communities	90	40	50	125.0%
Total owned and controlled lot inventory	13,160	11,463	1,697	14.8%

Results of Operations by Operating Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Atlanta	1,174	173	$229.3	$212.3	$269,188	$36,726	$23,574	$899
Central Texas	162	134	$460.4	$416.8	74,591	55,845	5,048	5,053
Colorado	636	449	$407.6	$393.8	259,259	176,808	37,090	29,924
Houston	167	81	$228.9	$215.5	38,234	17,458	(788)	(759)
Nevada	262	209	$321.2	$310.9	84,165	64,985	12,425	8,588
Corporate	—	—	$—	$—	—	—	(17,044)	(12,746)
Total	2,401	1,046	$302.1	$336.4	$725,437	$351,823	$60,305	$30,959

Atlanta

In our Atlanta operating segment, our income before income tax increased by $22.7 million to $23.6 million for the year ended December 31, 2015, as compared to $0.9 million for the same period in 2014.  This increase is related to our acquisition of Peachtree in 2014.  We had an additional 1,001 home deliveries in 2015 coupled with an increase of $17.0 thousand in the average selling price during the year ended December 31, 2015, as compared to the same period in 2014.

Central Texas

In our Central Texas operating segment, our income before income tax remained relatively unchanged for the year ended December 31, 2015, as compared to 2014.   Our revenue from home sales increased to $74.6 million during the year ended December 31, 2015, as compared to $55.8 million for the same period in 2014.  This increase is related to an additional 28 home deliveries, as well as an increase of $43.6 thousand in the average selling price during the year ended December 31, 2015, as compared to the same period in 2014.

Colorado

In our Colorado operating segment, our income before income tax increased by $7.2 million to $37.1 million for the year ended December 31, 2015, as compared to $29.9 million for the same period in 2015.  This increase is related an additional 187 home deliveries, as well as an increase of $13.8 thousand in the average selling price during the year ended December 31, 2015, as compared to the same period in 2014.

Houston

In our Houston operating segment, our loss before income tax remained relatively unchanged for the year ended December 31, 2015, as compared 2014.  Our revenue from home sales increased to $38.2 million during the year ended December 31, 2015, as compared to $17.5 million for the same period in 2014.  This increase is related to our acquisition of Grand  View in 2014.  We had an additional 86 home deliveries, with an increase of $13.4 thousand in the average selling price during the year ended December 31, 2015, as compared to the same period in 2014.

Nevada

In our Nevada operating segment, our income before income tax increased by $3.8 million to $12.4 million for the year ended December 31, 2015, as compared to $8.6 million for the same period in 2014.  The increase is related to our acquisition of LVLH in 2014.  We had an additional 53 home deliveries with an increase of $10.3 thousand in the average selling price during the year ended December 31, 2015, as compared to the same period in 2014.

Additionally, we generated approximately $5.6 million in golf course and other revenue during the year ended December 31, 2015, which were partially offset by costs associated with the golf courses of $5.0 million.

Corporate

Our corporate operating segment generated $17.0 million in loss during the year ended December 31, 2015, as compared to a loss of $12.7 million for the same period in 2014.  As our business has grown year over year, the corporate expenses have grown accordingly.

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

Our selling, general and administrative costs increased $41.0 million for the year ended December 31, 2015 as compared to the previous year.  The increase was primarily attributable to the following: (1) an increase of $15.4 million in our compensation-related expenses, including incentive compensation, resulting largely from the increase in headcount to 510 employees as of December 31, 2015 compared to 397 employees as of December 31, 2014, (2) an increase of $17.0 million in commission expense to $29.0 million for the year ended December 31, 2015, resulting from a 106.2% increase in home sales revenues, (3) an increase of $1.9 million related to advertising costs associated with our increased number of active communities, (4) an increase of $1.9 million related to depreciation and amortization as a result of amortization expense of intangible assets from our acquisitions of Peachtree, Grand View, and LVLH, (5) an increase of  $0.8 million related to new software implementations, (6) an increase of $0.8 million in insurance costs resulting from our increased number of active communities, (7) an increase of $0.6 million related to additional model expenses in our new selling communities, (8) an increase of $0.6 million in rent expense related to a full year of operations in our Atlanta, Nevada and Houston operating segments, and (9)  increases in outside professional services, legal, travel, entertainment and other miscellaneous expenses totaling $4.5 million related to increased operations from our growth and overall increase in costs associated with being a public company. These increases were partially offset by a reduction to selling, general and administrative for the year ended December 31, 2015 of $2.4 million to adjust the carrying value of the earnout liability to the estimated fair value.

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

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the years ended December 31, 2015 and 2014 by segment are included below:

	Year Ended
	December 31,		Increase
	2015	2014	Amount	% Change
Atlanta	3.2	3.3	(0.1)	(3.3)%
Central Texas	1.2	1.1	0.1	13.7%
Colorado	2.2	2.1	0.1	6.5%
Houston	1.0	1.6	(0.6)	(35.7)%
Nevada	4.9	7.7	(2.8)	(36.4)%
Total	2.4	2.0	0.4	20.0%

Selling communities at period end	As of December 31,		Increase
	2015	2014	Amount	% Change

Atlanta	33	26	7	26.9%
Central Texas	14	14	-	-
Colorado	27	25	2	8.0%
Houston	9	7	2	28.6%
Nevada	5	3	2	66.7%
Total	88	75	13	17.3%

Our selling communities increased by 13 communities, or 17.3%, to 88 communities at December 31, 2015, as compared to 75 communities at December 31, 2014.

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

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of home sales revenues are recorded for the amount that is estimated will ultimately be paid related to completed homes.

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

For the years ended December 31, 2016, 2015 and 2014, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period. For all periods, no impairment were identified and for those communities tested, the undiscounted cash flows were substantially in excess of the carrying value.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2016	4	89
Year ended December 31, 2015	—	88
Year ended December 31, 2014	4	75

We evaluate our investment in unconsolidated subsidiaries for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value.  To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof.  The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value.  We consider various factors to determine if a decline in the value of the investment is other-than-temporary.  These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment, and the relationships with our partners.  If we believe that the decline in the fair value is temporary, no impairment is recorded.  The aforementioned factors are taken as a whole by management in determining the valuation of our investment.  Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on the consolidated financial statements.

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

Stock-Based Compensation

We estimate the grant date fair value of stock-based compensation awards and recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value the fair value our restricted stock awards and restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities.  Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, we measure the amount of tax benefit from the position and record the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority.  Our policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on our consolidated statement of operations.

As of December 31, 2016, we have recorded a net deferred tax liability of $1.8 million.

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

Business Combinations

We account for business combinations in accordance with ASC Topic 850, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill.

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2016 were the land purchases, land development, home construction, investment in unconsolidated subsidiaries and the payment of routine liabilities. We used funds generated by operations, common stock issuances, and available borrowings under our Revolving Credit Facility to meet our short-term working capital requirements.

Cash flows for each of our communities depend on the stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statement of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are currently actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities that are strategically located in our core markets. As we continue to expand our business, our cash outlays for land purchases and land development to grow our lot inventory have begun to exceed our cash generated by operations.

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

On August 19, 2016, we entered into a Third Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which further modified the Credit Agreement.  The Third Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $300 million to $380 million through our exercise of $80 million of the accordion feature of the Credit Agreement, (ii) admitted Citibank, N.A. and Flagstar Bank, FSB as new lenders under the Revolving Credit Facility, (iii) increased certain lenders’ respective commitments to the Revolving Credit Facility, and (iv) extended the maturity date of the Revolving Credit Facility by one year to mature on October 21, 2019.

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

As of December 31, 2016 and 2015, we were in compliance with all covenants under the Credit Agreement.

At-the-Market Offering Program

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents,” and individually as a “Sales Agent”), relating to our common stock.  Under the Distribution Agreement we are authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    During the year ended December 31, 2016, we sold and issued 0.6 million shares of our common stock under the Distribution Agreement, which provided net proceeds to us of $11.4 million.  At December 31, 2016, there was approximately $38.6 million available for sale and issuance under the Distribution Agreement.

Subsequent Events

On January 26, 2017, we completed a private offering of an additional $125 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “January 2017 Senior Notes”).  The January 2017 Senior Notes were sold and issued in a private offering, exempt from the registration requirements of the Securities Act, to qualified institutional buyers in reliance on

Rule 144A under the Securities Act, and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act.  The January 2017 Senior Notes are additional notes issued under the Indenture pursuant to which we previously issued $260 million in aggregate principal amount of our 6.875% Senior Notes due 2022 (the “Existing Notes”).  The January 2017 Senior Notes and the Existing Notes will be treated as a single series of notes under the Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the Indenture.  We received net proceeds from the sale of the January 2017 Senior Notes of approximately $125.4 million.

Cash Flows—Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

For the year ended December 31, 2016 and December 31, 2015, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased to $45.8 million during the year ended December 31, 2016 from net cash used of $162.7 million during the same period in 2015. The decrease in cash used in operations was primarily a result of a net outflow associated with inventories of $91.9 million during the year ended December 31, 2016, compared to a net outflow of $208.5 million during the same period in 2015. The outflow in 2016 was driven by our investment in inventories through the purchase of 2,493 lots during the year ended December 31, 2016, as well as 1,367 homes under construction as of December 31, 2016.  These outflows were partially offset by cash inflows associated with home deliveries of 2,825 homes in 2016.   We had net cash used in working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities of $16.6 million for the year ended December 31, 2016, as compared to cash used of $5.6 million for the same period in 2015.

•

Net cash used in investing activities was $23.2 million during the year ended December 31, 2016, compared to $4.2 million used during the same period in 2015. The increase relates to our investment in unconsolidated subsidiaries in 2016 as well increased purchases of property and equipment, partially offset by proceeds on a secured note receivable and the sale of assets.

•

Net cash provided by financing activities was $69.2 million during the year ended December 31, 2016, compared to $162.8 million during the same period in 2015. The decrease in cash provided by financing activities is primarily attributed to the issuance of senior notes in 2015 totaling $59.0 million, an increase in net payments on our Revolving Credit Facility totaling $55.0 million, and a decrease of a total of $2.5 million in cash used for repurchasing our common stock under our stock repurchase program and upon the vesting of restricted stock awards during the year ended December 31, 2016.  These decreases in cash provided in 2016 were partially offset by the net proceeds received from the sale of common stock totaling $11.4 million, an increase in proceeds from insurance premium notes totaling $10.4 million, and a decrease in debt issuance costs paid of $1.7 million.

As of December 31, 2016, our cash balance was $29.5 million.

Cash Flows—Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

For the year ended December 31, 2015 and December 31, 2014, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $162.7 million during the year ended December 31, 2015 from net cash used of $129.7 million during the year ended December 31, 2014. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $208.5 million during the year ended December 31, 2015, compared to a net outflow of $160.9 million during the year ended December 31, 2014. The outflow was driven by our investment in inventories through the purchase of 4,395 lots during the year ended December 31, 2015.  During the year ended December 31, 2015, we delivered 2,401 homes. We also had net cash used in working capital items including accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities of $5.5 million for the year ended December 31, 2015, as compared to $8.4 million provided by working capital items for the year ended December 31, 2014.  This increase in cash used for working capital activities was primarily a result of a decrease in our accounts payable balances in between periods as a result of the timing of our accounts payable process at year end.

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

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest	$581,396	$32,888	$246,800	$35,750	$265,958
Operating leases	5,292	1,478	2,160	1,467	187
Total contractual obligations	$586,688	$34,366	$248,960	$37,217	$266,145
(1) On January 26, 2017, we completed a private offering of an additional $125.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are additional notes issued under the Indenture pursuant to which we previously issued $260 million in aggregate principal amount of our 6.875% Senior Notes due 2022.  The principal of $125.0 million and interest on these notes are not included in the table as they were not outstanding as of December 31, 2016.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2016, we had outstanding purchase contracts and option contracts for 9,633 lots totaling $373.6 million, and had $10.5 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the year ending December 31, 2017, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2016 and 2015,  we had $70.1 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding.  We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of  December 31, 2016, the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2016, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting is effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2016 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Election of Directors—Information about Director Nominees,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act no later than May 1, 2017  (which we refer to as our “2017 Proxy Statement”).

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

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Executive Officers and Compensation” in our 2017 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2017 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Certain Relationships and Related Party Transactions” in our 2017 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Fees Incurred for Services by Principal Accountant” in our 2017 Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)Financial Statements

The following financial statements of the Company are included in a separate section of this Form 10-K commencing on the page numbers specified below:

Page

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-Error! Bookmark not defined.
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-6
Notes to Consolidated Financial Statements	F-7

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

4.2

Indenture (including forms of 6.875% Senior Notes Due 2022), dated as of May 5, 2014, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

4.3

Supplemental Indenture, dated as of December 18, 2014, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 6, 2015).

4.4

Second Supplemental Indenture, dated as of March 13, 2015, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

4.5

Third Supplemental Indenture, dated as of April 9, 2015, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

4.5

Fourth Supplemental Indenture, dated as of August 27, 2015, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2015)

4.6

Fifth Supplemental Indenture, dated as of November 8, 2016, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 9, 2016)

10.1†

First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

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

10.5†

Amended and Restated Employment Agreement, dated as of May 11, 2016, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

10.6†

Amended and Restated Employment Agreement, dated as of May 11, 2016, between Century Communities, Inc. and Robert Francescon (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016).

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

10.11

First Modification Agreement, dated as of July 31, 2015, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2015)

10.12

Second Modification Agreement, dated as of December 22, 2015, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 23, 2015)

10.13

Third Modification Agreement, dated as of August 19, 2016, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 24, 2016)

10.14

Promissory Note, dated April 19, 2013, between Rutherford Investments, LLC and Century Communities, Inc. (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Century Communities, Inc.

23.1	Consent of Ernst & Young, LLP.

31.1	Certification of the Co- Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Co- Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Communities, Inc.

Date: February 14, 2017	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: February 14, 2017	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 14, 2017

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 14, 2017

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	February 14, 2017

/s/ J. Scott Dixon	Chief Accounting Officer
J. Scott Dixon	(Principal Accounting Officer)	February 14, 2017

/s/ David L. Messenger, attorney in fact James M. Lippman	Director	February 14, 2017

/s/ David L. Messenger, attorney in fact Keith R. Guericke	Director	February 14, 2017

/s/ David L. Messenger, attorney in fact John P. Box	Director	February 14, 2017

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Century Communities, Inc.

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Communities, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP Denver, Colorado February 14, 2017

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(in thousands)

	December 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$29,450	$29,287
Cash held in escrow	20,044	11,817
Accounts receivable	5,729	5,241
Inventories	857,885	810,137
Prepaid expenses and other assets	40,457	26,735
Property and equipment, net	11,412	8,375
Investment in unconsolidated subsidiaries	18,275	—
Amortizable intangible assets, net	2,911	4,784
Goodwill	21,365	21,365
Total assets	$1,007,528	$917,741
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$15,708	$10,967
Accrued expenses and other liabilities	62,314	106,777
Deferred tax liability, net	1,782	275
Notes payable and revolving line of credit	454,088	390,243
Total liabilities	533,892	508,262
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,620,544 and 21,303,702 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	216	213
Additional paid-in capital	355,567	340,953
Retained earnings	117,853	68,313
Total stockholders' equity	473,636	409,479
Total liabilities and stockholders' equity	$1,007,528	$917,741

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue
Home sales revenues	$978,733	$725,437	$351,823
Land sales revenues	11,799	3,405	4,800
Golf course and other revenue	3,908	5,647	5,769
Total revenue	994,440	734,489	362,392
Costs and expenses
Cost of home sales revenues	786,127	579,203	276,386
Cost of land sales revenues	10,589	3,395	1,808
Cost of golf course and other revenue	3,628	5,037	6,301
Selling, general, and administrative	122,224	87,840	46,795
Total operating costs and expenses	922,568	675,475	331,290
Operating income	71,872	59,014	31,102
Other income (expense):
Interest income	195	129	362
Interest expense	(5)	(10)	(26)
Equity in income of unconsolidated subsidiaries	191	—	—
Acquisition expense	(490)	(491)	(1,414)
Other income	940	1,535	736
Gain (loss) on disposition of assets	446	128	199
Income before income tax expense	73,149	60,305	30,959
Income tax expense	23,609	20,415	10,937
Net income	$49,540	$39,890	$20,022

Earnings per share:
Basic	$2.34	$1.88	$1.03
Diluted	$2.33	$1.88	$1.03
Weighted average common shares outstanding:
Basic	20,679,189	20,569,012	19,226,504
Diluted	20,791,937	20,569,012	19,226,504

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Equity

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

			Paid-In	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	17,258	$173	$262,982	$8,401	$271,556
Issuance of common stock	4,000	40	81,524	—	81,564
Repurchase of common stock	(608)	(6)	(9,740)	—	(9,746)
Repurchase of common stock upon vesting of restricted stock awards	(17)	—	(386)	—	(386)
Issuance of restricted stock awards	250	—	—	—	—
Stock-based compensation expense	—	2	2,150	—	2,152
Excess tax benefit of stock-based compensation	—	—	43	—	43
Forfeitures of restricted stock awards	(7)	—	—	—	—
Net income	—	—	—	20,022	20,022
Balance at December 31, 2014	20,876	$209	$336,573	$28,423	$365,205
Repurchase of common stock upon vesting of restricted stock awards	(44)	—	(861)	—	(861)
Issuance of restricted stock awards	501	—	—	—	—
Stock-based compensation expense	—	4	5,241	—	5,245
Forfeitures of restricted stock awards	(29)	—	—	—	—
Net income	—	—	—	39,890	39,890
Balance at December 31, 2015	21,304	$213	$340,953	$68,313	$409,479
Issuance of common stock	578	6	11,363	—	11,369
Repurchase of common stock	(159)	(2)	(2,391)	—	(2,393)
Repurchase of common stock upon vesting of restricted stock awards	(60)	(1)	(1,015)	—	(1,015)
Stock-based compensation expense	—	—	6,657	—	6,656
Forfeitures of restricted stock awards	(42)	—	—	—	—
Net income	—	—	—	49,540	49,540
Balance at December 31, 2016	21,621	$216	$355,567	$117,853	$473,636

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$49,540	$39,890	$20,022
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,580	4,713	2,941
Stock-based compensation expense	6,656	5,245	2,152
Deferred income taxes	1,507	1,634	(2,054)
Excess tax benefit on stock-based compensation	—	—	(43)
Equity in income of unconsolidated subsidiaries	(191)	—	—
Gain on disposition of assets	(446)	(128)	(199)
Changes in assets and liabilities:
Cash held in escrow	(8,227)	(1,821)	(6,968)
Accounts receivable	(488)	(1,438)	(1,803)
Inventories	(91,858)	(208,524)	(160,886)
Prepaid expenses and other assets	(13,420)	4,811	(11,140)
Accounts payable	4,657	(6,102)	3,444
Accrued expenses and other liabilities	854	(1,014)	24,863
Net cash used in operating activities	(45,836)	(162,734)	(129,671)
Investing activities
Purchases of property and equipment	(7,762)	(5,750)	(1,127)
Proceeds from sale of assets	1,464	1,442	—
Investment in unconsolidated subsidiaries	(17,000)	—	—
Proceeds from secured note receivable	97	76	—
Acquisitions of businesses	—	—	(232,585)
Net cash used in investing activities	(23,201)	(4,232)	(233,712)
Financing activities
Borrowings under revolving credit facilities	220,000	180,000	119,000
Payments on revolving credit facilities	(160,000)	(65,000)	(99,000)
Proceeds from issuance of senior notes	—	58,956	198,478
Proceeds from issuance of insurance premium notes	11,612	1,169	6,760
Principal payments on notes payable	(9,217)	(8,656)	(3,083)
Debt issuance costs	(1,156)	(2,817)	(6,783)
Net proceeds from issuances of common stock	11,369	—	81,564
Repurchases of common stock upon vesting of restricted stock awards	(1,015)	(861)	(386)
Repurchases of common stock under our stock repurchase program	(2,393)	—	(9,746)
Excess tax benefit on stock-based compensation	—	—	43
Net cash provided by financing activities	69,200	162,791	286,847
Net decrease in cash and cash equivalents	$163	$(4,175)	$(76,536)
Cash and cash equivalents
Beginning of period	29,287	33,462	109,998
End of period	$29,450	$29,287	$33,462
Non-cash investing and financing information
Note receivable from sale of Tuscany golf course	$—	$3,000	$—
Seller financed acquisition of land	$—	$—	$4,239
Supplemental cash flow disclosure
Cash paid for income taxes	$23,467	$18,657	$18,458

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

Accounts Receivable

Accounts receivable primarily consists of contract receivables related to certain contracts in our Central Texas operating segment accounted for under the percentage-of-completion method, income tax receivables and rebate receivables.

We periodically review the collectability of our accounts receivables, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible.  As of December 31, 2016 and 2015, no allowance was recorded related to accounts receivable.

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

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of home sales revenues are recorded for the amount that is estimated will ultimately be paid related to completed homes.

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

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the years ended December 31, 2016, 2015 and 2014, no inventory impairments were recorded.

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

We also serve as the general contractor for custom homes in our Central Texas operating segment, where the customer and not the Company owns the underlying land (which we refer to as “Build on Your Own Lot Contracts”).  Accordingly, we recognize revenue for the Build on Your Own Lot Contracts, which are primarily cost plus contracts, on the percentage-of-completion method where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  As the Company makes such estimates, judgments are required to evaluate potential variances in the cost of materials and labor and productivity.  During the years ended December 31, 2016, 2015 and 2014, we recognized revenue of $7.3 million, $6.1 million and $22.0 million, respectively, and incurred costs of $5.3 million, $4.8 million and $17.4 million, respectively, associated with Build on Your Own Lot Contracts, which are presented in home sales revenues and cost of home sales revenues on the consolidated statement of operations, respectively.  As of December 31, 2016 and 2015, we had $1.0 million and $0.8 million in contract receivables, respectively, and $0.4 million and $0.3 million in billings in excess of collections, respectively, related to the Build on Your Own Lot Contracts, which are presented on the consolidated balance sheet in accounts receivable and accrued expenses and other liabilities, respectively.

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

Investment in Unconsolidated Subsidiaries

We account for our investment in unconsolidated subsidiaries under the equity method because we exercise significant influence over, but do not control, these entities.  Under the equity method, these investments are initially recorded at cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses, distributions received, contributions made and certain other adjustments, as appropriate.  Such investments are included in “Investment in unconsolidated subsidiaries” in our consolidated balance sheets.  Distributions from these investments that are related to cash earnings from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in our consolidated statements of cash flows.  We recognize our proportionate share of the ongoing earnings or losses of the unconsolidated subsidiary in “equity in income of unconsolidated subsidiaries” in our consolidated statements of operations.

We evaluate our investment in unconsolidated subsidiaries for impairment whenever events or changes in circumstances indicate that there may be an other-than-temporary decline in value.  To do so, we calculate the estimated fair value of the investment using a market, income or replacement cost approach, or combination thereof.  The amount of impairment recognized, if any, would be the excess of the investment’s carrying amount over its estimated fair value.  We consider various factors to determine if a decline in the value of the investment is other-than-temporary.  These factors are Level 2 and 3 inputs and include but are not limited to, age of the venture, our intent and ability to retain our investment in the entity, the financial condition and long-term prospects of the entity, expected term of the investment, and the relationships with our partners.  If we believe that the decline in the fair value is temporary, no impairment is recorded.  The aforementioned factors are taken as a whole by management in determining the valuation of our investment.  Should the actual results differ from management’s estimates, the valuation could be negatively affected and may result in a negative impact on our consolidated financial statements.

Amortizable Intangible Assets

Amortizable intangible assets consist of the estimated fair value of trade names, home construction contracts, non-compete agreements, and home plans that were acquired upon closing of the acquisition of Jimmy Jacobs, LVLH, Grand View, and Peachtree.  The acquisitions were accounted for as business combinations as defined in Accounting Standards Codification (which we refer to as “ASC”) 805, Business Combinations.  A high degree of judgment is made by management on variables, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets.  The identified intangible assets are amortized over their respective estimated useful life.  Trade names, non-compete agreements, and other intangibles assets are amortized to selling, general and administrative expenses in the consolidated statement of operations.  Intangible assets for cell phone tower leases, and home construction contracts are amortized to other income and cost of home sales revenues, respectively, as income on the related contracts are earned.

The estimated lives for each major amortizable classification of intangible assets are as follows:

Years
Trade names	2 – 4 years
Home construction contracts	1 – 2 years
Non-compete agreements	2 – 5 years
Cell phone tower leases	5 – 20 years
Home plans	7 years

Earnest Money Deposits

We collect earnest deposits at the time a home buyer’s contract is accepted.  Earnest money deposits held on homes under contract as of December 31, 2016 and 2015, totaled $7.3 million and $6.7 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.

Stock-Based Compensation

We account for share-based awards in accordance with ASC 718, Compensation—Stock Compensation.    ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest.  We value our restricted stock awards and restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities.  Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. As of December 31, 2016 and 2015, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority.  The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statement of operations.   As of December 31, 2016 and 2015, we had no reserves for uncertain tax positions.

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

As of December 31, 2016 and 2015, we determined our goodwill was not impaired.

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

In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities that most significantly impact the economic performance of the VIE.  In making this determination, we consider whether we have the power to direct certain activities, including, but not limited to, determining or limiting the scope or purpose of the VIE, the ability to sell or transfer property owned or controlled by the VIE, or arranging financing for the VIE. We are not the primary beneficiary of any VIE as of December 31, 2016 and 2015.

We analyzed each of our land option contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary.  Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary.  As a result of our analysis, we determined that as of December 31, 2016, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract.  As of December 31, 2016 and 2015, we have non-refundable cash deposits totaling $10.5 million and $2.9 million, respectively, classified in “Prepaid expenses and other assets” in our consolidated balance sheets for land option contracts.  The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2016 and 2015, respectively.

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and will be effective for the Company beginning on January 1, 2018, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We plan to adopt ASU 2015-14 on January 1, 2018 under the modified retrospective approach.  We do not believe that there will be a material impact on the amount or timing in recording home sales revenues as a result of adopting ASU 2015-14.  We will continue to evaluate the impact that the adoption of ASU 2015-14 will have on other aspects of our business and to our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 was effective for the Company beginning January 1, 2017 and interim periods within the annual periods.  Early adoption is permitted in any interim or annual period.  We do not expect the adoption of ASU 2016-09 to have a material effect on our consolidated financial statements.

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

2. Reporting Segments

Our homebuilding operations are organized into the following six operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Colorado, Houston, Nevada and Utah.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  Our homebuilding reportable segments are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes.  Our chief operating decision makers, the Co-CEO’s of our Company, primarily rely on total revenue and income before income tax expense to determine segment profitability.

The following tables summarize total revenue and pretax income by operating segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
Atlanta	$343,141	$269,188	$36,726
Central Texas	107,435	77,996	55,845
Colorado	358,267	259,259	181,609
Houston	39,571	38,233	17,458
Nevada	143,395	89,813	70,754
Utah	2,631	—	—
Corporate	—	—	—
Total revenue	$994,440	$734,489	$362,392

Income before income tax expense:
Atlanta	$31,138	$23,574	$899
Central Texas	5,519	5,048	5,053
Colorado	51,713	37,090	29,924
Houston	(2,833)	(788)	(759)
Nevada	15,586	12,425	8,588
Utah	(686)	—	—
Corporate	(27,288)	(17,044)	(12,746)
Total income before income tax expense	$73,149	$60,305	$30,959

The following table summarizes total assets by operating segment (in thousands):

	As of December 31,
	2016	2015
Atlanta	$262,448	$185,331
Central Texas	112,612	117,037
Colorado	293,467	313,653
Houston	25,780	51,534
Nevada	231,057	220,209
Utah	17,133	—
Corporate	65,031	29,977
Total assets	$1,007,528	$917,741

Corporate assets primarily include cash and cash equivalents, prepaid insurance, our investment in unconsolidated subsidiaries, finished lots owned in Charlotte, North Carolina, and certain property and equipment.

3. Business Combinations

We did not complete any business combinations during the years ended December 31, 2016 and 2015.

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

4. Inventory

Inventory included the following (in thousands):

	As of December 31,
	2016	2015
Homes under construction	$455,454	$374,274
Land and land development	373,496	414,330
Capitalized interest	28,935	21,533
Total inventories	$857,885	$810,137

5. Amortizable Intangible Assets

Amortizable intangible assets included the following (in thousands):

	As of December 31,
	2016	2015
Trade names	$1,185	$2,499
Home construction contracts	—	880
Non-compete agreements	5,065	5,084
In place lot option contracts	628	628
Home plans	764	764
Gross intangible assets	7,642	9,855
Accumulated amortization	(4,731)	(5,071)
Intangible assets, net	$2,911	$4,784

We recognized amortization expense on our intangibles of $1.9 million, $2.4 million and $1.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.  During the year ended December 31, 2016, we wrote off fully depreciated amortizable intangible assets totaling $2.2 million and the related accumulated amortization.

As of December 31, 2016, expected amortization expense for amortizable intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2017	$1,266
2018	830
2019	675
2020	100
2021	40
Thereafter	—
Intangible assets, net	2,911

6. Property and Equipment

Property and equipment included the following (in thousands):

	As of December 31,
	2016	2015
Land	$—	$200
Buildings and improvements	300	958
Leasehold improvements	587	463
Machinery and equipment	605	222
Furniture and fixtures	730	458
Model furnishings	12,315	6,881
Computer hardware and software	3,641	2,538
	18,178	11,720
Less accumulated depreciation	(6,766)	(3,345)
Total property and equipment, net	$11,412	$8,375

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	As of December 31,
	2016	2015
Prepaid insurance	$12,236	$5,696
Lot option and escrow deposits	12,320	4,634
Performance deposits	1,544	1,404
Deferred financing costs revolving line of credit, net	2,637	2,318
Restricted cash	1,505	360
Secured note receivable	2,850	2,947
Assets held for sale	5,857	5,797
Other	1,508	3,579
Total prepaid expenses and other assets	$40,457	$26,735

8. Investment in Unconsolidated Subsidiaries

On November 1, 2016, we acquired  a 50% ownership of WJH LLC (which we refer to as “WJH”), which is the successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc.,  for $15.0 million of which $1.0 million is held by the Company for potential indemnification claims for a period of eighteen months following the closing.  WJH primarily targets first-time homebuyers in the Southeastern United States.  As a result of the transaction, we own 50% of WJH and Wade Jurney Jr., an individual, owns the other 50% interest.  Each party contributed an additional $3.0 million in capital to WJH upon its formation and we incurred $0.1 million in related acquisition costs.  The Company and Wade Jurney Jr. share responsibility for all of WJH’s strategic decisions, with Wade Jurney Jr. continuing to manage the day-to-day operations under the existing operating model.  Our investment in WJH is treated as an unconsolidated investment under the equity method of accounting.

Our aggregate investment in WJH at November 1, 2016 of $18.1 million was more than our share of the underlying net assets of WJH, resulting in outside basis of approximately $7.6 million.  Of the $7.6 million in outside basis, we attributed $2.0 million, $1.2 million and $4.4 million to the underlying inventory, trade names and goodwill of WJH, respectively.  Amounts allocated to inventory, and intangible assets, will be amortized to equity in earnings over approximately 6 months, and 10 years, respectively.

As of December 31, 2016, our investment in WJH was $18.3 million and we recognized $0.2 million in equity in earnings from the date of acquisition through December 31, 2016.

9. Accrued Expenses and Other Liabilities

	As of December 31,
	2016	2015
Earnest money deposits	$7,304	$6,717
Warranty reserve	2,479	2,622
Accrued compensation costs	12,603	8,114
Land development and home construction accruals	31,486	83,322
Accrued interest	3,039	2,651
Income taxes payable	783	374
Liabilities related to assets held for sale	193	223
Other	4,427	2,754
Total accrued expenses and other liabilities	$62,314	$106,777

10. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.4 million, $0.6 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.   Changes in our warranty accrual for the years ended December 31, 2016, 2015, and 2014 are detailed in the table below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$2,622	$2,194	$1,150
Warranty reserves assumed in business combinations	—	—	591
Warranty expense provisions	2,873	2,676	1,665
Payments	(1,610)	(1,628)	(1,030)
Warranty adjustment	(1,406)	(620)	(182)
Ending balance	$2,479	$2,622	$2,194

11. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
6.875% senior notes	$253,089	$251,815
Revolving line of credit	195,000	135,000
Land development notes	—	2,677
Insurance premium notes	5,999	751
Total notes payable and revolving line of credit	$454,088	$390,243

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

On August 19, 2016, we entered into a Third Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which further modified the Credit Agreement.  The Third Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $300 million to $380 million through our exercise of $80 million of the accordion feature of the Credit Agreement, (ii) admitted Citibank, N.A. and Flagstar Bank, FSB as new lenders under the Revolving Credit Facility, (iii) increased certain lenders’ respective commitments to the Revolving Credit Facility, and (iv) extended the maturity date of the Revolving Credit Facility by one year to mature on October 21, 2019.

Unless terminated earlier, on October 21, 2019, the maturity date of the Revolving Credit Facility, the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to the LIBOR plus an applicable margin between 2.75% and 3.25% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.75% and 2.25% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to the our tangible net worth. As of December 31, 2016, we were in compliance with all covenants under the Credit Agreement.

As of December 31, 2016 and 2015, we had $195.0 million and $135.0 million outstanding on the Credit Agreement, respectively.

Other financing obligations

As of December 31, 2016, the Company has two insurance premium notes which mature in March 2017 and December 2017,  respectively.  These notes bear interest at rates of 3.89% and 3.88%, respectively.  During the year ended December 31, 2016, we repaid three outstanding land development notes totaling $2.7 million.  As of December 31, 2016 and 2015, we had $6.0 million and $0.8 million, respectively, of outstanding insurance premium notes.  As of December 31, 2015, we also had $2.7 million of outstanding land development notes.

Aggregate annual maturities of long-term debt as of December 31, 2016 are as follows (in thousands):

2017	$5,999
2018	—
2019	195,000
2020	—
2021	—
Thereafter	260,000
Total	460,999
Less: Discount and deferred financing costs, net on 6.875% senior notes	(6,911)
Carrying amount	$454,088

12. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2016, 2015 and 2014, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of machinery related to our golf course operations.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest capitalized beginning of period	$21,533	11,302	$2,820
Interest capitalized during period	26,904	20,313	10,848
Less: capitalized interest in cost of sales	(19,502)	(10,082)	(2,366)
Interest capitalized end of period	$28,935	21,533	$11,302

13. Income Taxes

Our income tax expense for the years ended December 31, 2016, 2015 and 2014 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$19,417	$16,754	$11,860
State and local	2,685	2,027	1,131
Total current	22,102	18,781	12,991
Deferred
Federal	1,357	1,513	(1,923)
State and local	150	121	(131)
Total deferred	1,507	1,634	(2,054)
Income tax expense	$23,609	$20,415	$10,937

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory income tax expense	$25,602	$21,107	$10,836
State income tax expense, net of federal income tax expense	1,954	1,690	643
Domestic production activities deduction	(2,146)	(1,766)	(612)
Federal energy credits	(1,944)	-	-
Other permanent items	221	37	70
Other adjustments	(78)	(653)	-
Income tax expense	$23,609	$20,415	$10,937

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets
Warranty reserves	$928	$983
Amortizable intangible assets	113	678
Stock based compensation	2,105	1,513
Accrued compensation and other	845	-
Inventories, additional costs capitalized for tax	-	41
Deferred tax asset	3,991	3,215

Deferred tax liabilities
Prepaid expenses	191	514
Property and equipment	2,023	1,420
Accrued expenses	3,057	1,556
Inventories, additional costs capitalized for tax	502	-
Deferred tax liability	5,773	3,490
Net deferred tax liability	$(1,782)	$(275)

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit.  During the year, the Company did not record a reserve for uncertain tax positions.  The tax years ended December 31, 2015, 2014 and 2013, are open and subject to audit by the Internal Revenue Service and the states of Colorado, Georgia, Nevada, and Texas.

14. Fair Value Disclosures

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		December 31, 2016		December 31, 2015
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$2,850	$2,828	$2,947	$2,926

6.875% senior notes(2)	Level 2	$253,089	$260,090	$251,815	$232,503
Revolving line of credit(3)	Level 2	195,000	195,000	135,000	135,000
Land development notes(4)	Level 2	—	—	2,677	2,672
Insurance premium notes(3)	Level 2	5,999	5,999	751	751
Total notes payable and revolving line of credit		$454,088	$463,689	$390,243	$370,926

(1)

The estimated fair value of the secured note received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment as of December 31, 2016 and 2015 was based on a cash flow model discounted at market interest rates that considered the underlying risks of the note.

(2)	Estimated fair value of the Senior Notes at December 31, 2016 and 2015 incorporated recent trading activity of the Senior Notes in inactive markets.
(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)	The estimated fair values of the land development notes at December 31, 2015 were based on cash flow models discounted at market interest rates that considered underlying risks of the debt.

The carrying amount of cash and cash equivalents approximates fair value.  Nonfinancial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

15. Operating Leases

The Company maintains noncancellable operating leases for office space.  The Company recognizes expense on a straight-line basis over the life of each lease.  Rent expense for the years ended December 31, 2016, 2015 and 2014, was $1.4 million,  $1.1 million and $0.5 million, respectively, included in selling, general, and administrative on our consolidated statement of operations.

Future minimum lease payments as of December 31, 2016 are as follows (in thousands):

2017	$1,478
2018	1,261
2019	899
2020	924
2021	543
Thereafter	187
Total	$5,292

16. Postretirement Plan

The Company has a 401(k) plan covering substantially all employees.  The Company makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation.  Contributions to the plan during the years ended December 31, 2016, 2015 and 2014 were $0.4 million, $0.2 million and $0.1 million, respectively.

17. Stock-Based Compensation

During the year ended December 31, 2016, we granted shares of restricted stock units, which vest over a period of three years from the grant date.  Previously, we had issued awards of restricted common stock under our First Amended & Restated 2013 Long-Term Incentive Plan.

The following table summarizes the activity of our restricted stock units and restricted common stock for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	696	$18.18	366	$20.78	183	$19.57
Granted	514	14.28	500	16.92	250	21.34
Vested	(297)	18.65	(141)	20.62	(60)	19.58
Forfeited	(61)	16.05	(29)	17.42	(7)	19.59
Outstanding, end of year	852	$15.81	696	$18.18	366	$20.78

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of December 31, 2016
	Restricted Stock Awards	Restricted Stock Units	Total
Unvested awards/units	357	495	852
Unrecognized compensation cost	$3,299	$5,002	$8,301
Period to recognize compensation cost	1.0 years	2.1 years	1.7 years (weighted average)

During the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $6.7 million, $5.2 million and $2.2 million, respectively, which is included in selling, general, and administrative on the consolidated statements of operations.

18. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share.  As of December 31, 2016 and 2015, there were 21.3 million and 20.6 million shares of common stock issued and outstanding, exclusive of the restricted common stock issued, respectively. The Company has also reserved a total of 1.8 million shares of common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, including outstanding awards. During the year ended December 31, 2016, we repurchased 0.2 million shares of our common stock at a weighted average price of $15.03 per share.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents,” and individually as a “Sales Agent”), relating to our common stock.  Under the Distribution Agreement we are authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    During the year ended December 31, 2016, we sold and issued 0.6 million shares of our common stock under the Distribution Agreement, which provided net proceeds to us of $11.4 million.

19. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share information):

	Year Ended December 31,
	2016	2015	2014
Numerator
Net income	$49,540	$39,890	$20,022
Less: Undistributed earnings allocated to participating securities	(1,050)	(1,323)	(296)
Net income allocable to common stockholders	$48,490	$38,567	$19,726
Denominator
Weighted average common shares outstanding - basic	20,679,189	20,569,012	19,226,504
Dilutive effect of restricted stock units	112,748	—	—
Weighted average common shares outstanding - diluted	20,791,937	20,569,012	19,226,504
Earnings per share:
Basic	$2.34	$1.88	$1.03
Diluted	$2.33	$1.88	$1.03

20. Related-Party Transactions

Prior to our May 2013 private placement, the Company transacted with entities that were controlled by the same individuals who control the Company and are Co-CEOs of the Company.  Transactions between entities under common control for land inventory are recorded at the carrying basis of the related party.

During the years ended December 31, 2016, 2015 and 2014, we delivered homes for which the land was originally purchased from entities under common control.  Recording the lots at the carrying basis of the entities under common control as opposed to the purchase price benefitted gross margins by $2.9 million, $1.8 million, and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016 and 2015, lots with a carrying basis, before development costs, of $0.2 million, and $1.0 million, respectively, which were purchased from entities under common control, were included in inventories on our consolidated balance sheet.

21. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2016 and 2015, we had $70.1 million and $63.6 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

22. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2016
Home sales revenues	$181,081	$257,179	$248,075	$292,398
Gross margin from home sales revenues	$36,728	$49,296	$50,425	$56,157
Income before tax expense	$12,429	$19,097	$19,731	$21,892
Net income	$7,983	$13,142	$13,342	$15,073
Basic and diluted earnings per share	$0.38	$0.62	$0.63	$0.71

2015
Home sales revenues	$154,335	$186,808	$179,775	$204,519
Gross margin from home sales revenues	$29,529	$36,583	$38,323	$41,799
Income before tax expense	$9,524	$14,431	$15,945	$20,405
Net income	$6,351	$9,798	$10,583	$13,158
Basic and diluted earnings per share	$0.30	$0.46	$0.50	$0.62

23. Disposition of Golf Courses

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

We are currently marketing the golf course in our Rhodes Ranch golf community in our Nevada operating segment for sale and we believe the disposition is probable within one year and, accordingly, the assets and liabilities have continued to be classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated balance sheet as of December 31, 2016.

24. Supplemental Guarantor Information

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$14,637	$8,646	$6,167	$—	$29,450
Cash held in escrow	—	20,044	—	—	20,044
Accounts receivable	2,980	2,749	—	—	5,729
Investment in subsidiaries	884,665	—	—	(884,665)	—
Inventories	—	857,885	—	—	857,885
Prepaid expenses and other assets	14,628	25,662	167	—	40,457
Property and equipment, net	1,166	10,224	22	—	11,412
Investment in unconsolidated subsidiaries	18,275	—			18,275
Amortizable intangible assets, net	—	2,911	—	—	2,911
Goodwill	—	21,365	—	—	21,365
Total assets	$936,351	$949,486	$6,356	$(884,665)	$1,007,528
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$257	$15,575	$(124)	$—	$15,708
Accrued expenses and other liabilities	12,587	49,697	30	—	62,314
Deferred tax liability	1,782	—	—	—	1,782
Notes payable and revolving line of credit	448,089	5,999	—	—	454,088
Total liabilities	462,715	71,271	(94)	—	533,892
Stockholders’ equity:	473,636	878,215	6,450	(884,665)	473,636
Total liabilities and stockholders’ equity	$936,351	$949,486	$6,356	$(884,665)	$1,007,528

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$22,002	$7,285	$—	$—	$29,287
Cash held in escrow	—	11,817	—	—	11,817
Accounts receivable	1,239	4,002	—	—	5,241
Investment in subsidiaries	777,898	—	—	(777,898)	—
Inventories	—	810,137	—	—	810,137
Prepaid expenses and other assets	3,727	23,008	—	—	26,735
Property and equipment, net	857	7,518	—	—	8,375
Amortizable intangible assets, net	—	4,784	—	—	4,784
Goodwill	—	21,365	—	—	21,365
Total assets	$805,723	$889,916	$—	$(777,898)	$917,741
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$—	$10,967	$—	$—	$10,967
Accrued expenses and other liabilities	9,154	97,623	—	—	106,777
Deferred tax liability, net	275	—	—	—	275
Notes payable and revolving line of credit	386,815	3,428	—	—	390,243
Total liabilities	396,244	112,018	—	—	508,262
Stockholders’ equity:	409,479	777,898	—	(777,898)	409,479
Total liabilities and stockholders’ equity	$805,723	$889,916	$—	$(777,898)	$917,741

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$978,733	$—	$—	$978,733
Land sales revenues	—	11,799	—	—	11,799
Golf course and other revenue	—	3,908	—	—	3,908
Total revenue	—	994,440	—	—	994,440
Costs and expenses
Cost of homes sales revenues	—	786,127	—	—	786,127
Cost of land sales revenues	—	10,589	—	—	10,589
Cost of golf course and other revenue	—	3,628	—	—	3,628
Selling, general and administrative	25,674	96,235	315	—	122,224
Total operating costs and expenses	25,674	896,579	315	—	922,568
Operating income	(25,674)	97,861	(315)	—	71,872
Other income (expense)
Equity in earnings from consolidated subsidiaries	64,297	—	—	(64,297)	—
Interest income	34	161	—	—	195
Interest expense	—	(5)	—	—	(5)
Equity in earnings from unconsolidated subsidiaries	191	—	—	—	191
Acquisition expense	(490)	—	—	—	(490)
Other income	—	940	—	—	940
Gain on disposition of assets	—	446	—	—	446
Income before income tax expense	38,358	99,403	(315)	(64,297)	73,149
Income tax expense	(11,182)	34,791	—	—	23,609
Net income	$49,540	$64,612	$(315)	$(64,297)	$49,540

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenue
Home sales revenues	$—	$725,437	$—	$—	$725,437
Land sales revenues	—	3,405	—	—	3,405
Golf course and other revenue	—	5,647	—	—	5,647
Total revenue	—	734,489	—	—	734,489
Costs and expenses
Cost of homes sales revenues	—	579,203	—	—	579,203
Cost of land sales revenues	—	3,395	—	—	3,395
Cost of golf course and other revenue	—	5,037	—	—	5,037
Selling, general and administrative	18,013	69,827	—	—	87,840
Total operating costs and expenses	18,013	657,462	—	—	675,475
Operating income	(18,013)	77,027	—	—	59,014
Other income (expense)
Equity in earnings from consolidated subsidiaries	51,197	—	—	(51,197)	—
Interest income	44	85	—	—	129
Interest expense	—	(10)	—	—	(10)
Acquisition expense	(491)	—	—	—	(491)
Other income	—	1,535	—	—	1,535
Gain on disposition of assets	—	128	—	—	128
Income before income tax expense	32,737	78,765	—	(51,197)	60,305
Income tax expense	(7,153)	27,568	—	—	20,415
Net income	$39,890	$51,197	$—	$(51,197)	$39,890

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2014 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Revenue
Home sales revenues	$—	$351,823	$—	$—	$351,823
Land sales revenues	—	4,800	—	—	4,800
Golf course and other revenue	—	5,769	—	—	5,769
Total revenue	—	362,392	—	—	362,392
Cost of home sale revenues
Cost of homes sales revenues	—	276,386	—	—	276,386
Cost of land sales revenues	—	1,808	—	—	1,808
Cost of golf course and other revenue	—	6,301	—	—	6,301
Selling, general and administrative	12,185	34,610	—	—	46,795
Total operating costs and expenses	12,185	319,105	—	—	331,290
Operating income	(12,185)	43,287	—	—	31,102
Other income (expense)
Equity in earnings from consolidated subsidiaries	28,729	—	—	(28,729)	—
Interest income	359	3	—	—	362
Interest expense	—	(26)	—	—	(26)
Acquisition expense	(1,414)	—	—	—	(1,414)
Other income	—	736	—	—	736
Gain on disposition of assets	—	199	—	—	199
Income before income tax expense	15,489	44,199	—	(28,729)	30,959
Income tax expense	(4,533)	15,470	—	—	10,937
Net income	$20,022	$28,729	$—	$(28,729)	$20,022

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(16,138)	$(29,123)	$(575)	$—	$(45,836)
Net cash used in investing activities	$(58,032)	$(5,585)	$(23)	$40,439	$(23,201)
Financing activities
Borrowings under revolving credit facilities	$220,000	$—	$—	$—	$220,000
Payments on revolving credit facilities	(160,000)	—	—	—	(160,000)
Proceeds from insurance notes payable	—	11,612	—	—	11,612
Principal payments on notes payable	—	(9,217)	—	—	(9,217)
Debt issuance costs	(1,156)	—	—	—	(1,156)
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Repurchases of common stock upon vesting of restricted stock awards	(1,015)	—	—	—	(1,015)
Payments from (and advances to) parent/subsidiary	—	33,674	6,765	(40,439)	—
Net proceeds from issuances of common stock	11,369	—	—	—	11,369
Net cash provided by financing activities	$66,805	$36,069	$6,765	$(40,439)	$69,200
Net decrease in cash and cash equivalents	$(7,365)	$1,361	$6,167	$—	$163
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$—	$29,287
End of period	$14,637	$8,646	$6,167	$—	$29,450

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash used in operating activities	$(3,742)	$(158,992)	$—	$—	$(162,734)
Net cash used in investing activities	(167,244)	(3,839)	—	166,851	(4,232)
Financing activities
Borrowings under revolving credit facilities	180,000	—	—	—	180,000
Payments on revolving credit facilities	(65,000)	—	—	—	(65,000)
Proceeds from issuance of senior notes	58,956	—	—	—	58,956
Proceeds from issuance of notes payable	—	1,169	—	—	1,169
Principal payments on notes payable	—	(8,656)	—	—	(8,656)
Debt issuance costs	(2,817)	—	—	—	(2,817)
Repurchases of common stock upon vesting of restricted stock awards	(861)	—	—	—	(861)
Payments from (and advances to) parent/subsidiary	—	166,851	—	(166,851)	—
Net cash provided by financing activities	170,278	159,364	—	(166,851)	162,791
Net decrease in cash and cash equivalents	(708)	(3,467)	—	—	(4,175)
Cash and cash equivalents
Beginning of period	22,710	10,752	—	—	33,462
End of period	$22,002	$7,285	$—	$—	$29,287

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2014 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS

Net cash used in operating activities	$(7,783)	$(121,888)	$—	$—	$(129,671)
Net cash used in investing activities	(359,291)	(233,001)	—	358,580	(233,712)
Financing activities
Borrowings under revolving credit facilities	119,000	—	—	—	119,000
Payments on revolving credit facilities	(99,000)	—	—	—	(99,000)
Proceeds from issuance of senior notes	198,478	—	—	—	198,478
Proceeds from issuance of notes payable	—	6,760	—	—	6,760
Principal payments on notes payable	—	(3,083)	—	—	(3,083)
Debt issuance costs	(6,783)	—	—	—	(6,783)
Net proceeds from issuances of common stock	81,564	—	—	—	81,564
Repurchases of common stock	(9,746)	—	—	—	(9,746)
Excess tax benefit on stock-based compensation	43	—	—	—	43
Payments from (and advances to) parent/subsidiary	—	358,580	—	(358,580)	—
Repurchases of common stock upon vesting of restricted stock awards	(386)	—	—	—	(386)
Net cash provided by financing activities	283,170	362,257	—	(358,580)	286,847
Net increase (decrease) in cash and cash equivalents	(83,904)	7,368	—	—	(76,536)
Cash and cash equivalents
Beginning of period	106,614	3,384	—	—	109,998
End of period	$22,710	$10,752	$—	$—	$33,462

25. Subsequent Events

On January 26, 2017, we completed a private offering of an additional $125 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “January 2017 Senior Notes”).  The January 2017 Senior Notes were sold and issued in a private offering, exempt from the registration requirements of the Securities Act, to qualified institutional buyers in reliance on Rule 144A under the Securities Act, and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act.  The January 2017 Senior Notes are additional notes issued under the Indenture pursuant to which we previously issued $260 million in aggregate principal amount of our 6.875% Senior Notes due 2022 (the “Existing Notes”).  The January 2017 Senior Notes and the Existing Notes will be treated as a single series of notes under the Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the Indenture.  We received net proceeds from the sale of the January 2017 Senior Notes of approximately $125.4 million.