Form 10-Q
period 2017-03-31
Century Communities, Inc.
filed 2017-05-05
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 27, 2017, 22,290,889 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three  months ended March 31, 2017

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$23,465	$29,450
Cash held in escrow	17,216	20,044
Accounts receivable	7,037	5,729
Inventories	884,072	857,885
Prepaid expenses and other assets	40,259	40,457
Property and equipment, net	11,365	11,412
Investment in unconsolidated subsidiaries	18,680	18,275
Amortizable intangible assets, net	2,567	2,911
Goodwill	21,365	21,365
Total assets	$1,026,026	$1,007,528
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$8,280	$15,708
Accrued expenses and other liabilities	72,883	62,314
Deferred tax liability, net	450	1,782
Notes payable and revolving line of credit	447,948	454,088
Total liabilities	529,561	533,892
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,291,222 and 21,620,544 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	223	216
Additional paid-in capital	369,590	355,567
Retained earnings	126,652	117,853
Total stockholders' equity	496,465	473,636
Total liabilities and stockholders' equity	$1,026,026	$1,007,528

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Homebuilding revenues
Home sales revenues	$226,420	$181,081
Land sales and other revenues	1,896	3,015
	228,316	184,096
Financial services revenue	—	—
Total revenues	228,316	184,096
Homebuilding Cost of Revenues
Cost of home sales revenues	(182,324)	(144,353)
Cost of land sales and other revenues	(1,144)	(2,542)
	(183,468)	(146,895)
Financial services costs	(754)	—
Selling, general, and administrative	(33,212)	(25,185)
Equity in income of unconsolidated subsidiaries	1,255	—
Other income (expense)	(86)	413
Income before income tax expense	12,051	12,429
Income tax expense	(3,252)	(4,446)
Net income	$8,799	$7,983

Earnings per share:
Basic	$0.40	$0.38
Diluted	$0.40	$0.38
Weighted average common shares outstanding:
Basic	21,512,289	20,626,451
Diluted	21,722,540	20,645,247

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$8,799	$7,983
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,383	1,404
Stock-based compensation expense	1,911	1,715
Deferred income taxes	(1,331)	137
Distribution of income from unconsolidated subsidiaries	852	—
Equity in income of unconsolidated subsidiaries	(1,255)	—
Gain (loss) on disposition of assets	59	(220)
Changes in assets and liabilities:
Cash held in escrow	2,828	(2,317)
Accounts receivable	(1,309)	2,183
Inventories	(21,254)	(51,637)
Prepaid expenses and other assets	47	347
Accounts payable	(7,429)	2,571
Accrued expenses and other liabilities	6,237	270
Net cash used in operating activities	(10,462)	(37,564)
Investing activities
Purchases of property and equipment	(1,052)	(2,784)
Proceeds from sale of assets	—	636
Proceeds from secured note receivable	25	24
Net cash used in investing activities	(1,027)	(2,124)
Financing activities
Borrowings under revolving credit facilities	45,000	50,000
Payments on revolving credit facilities	(175,000)	(25,000)
Proceeds from issuance of senior notes	127,500	—
Principal payments on notes payable	(1,582)	(515)
Debt issuance costs	(2,533)	—
Net proceeds from issuances of common stock	15,023	—
Repurchases of common stock upon vesting of restricted stock awards	(2,904)	(254)
Repurchases of common stock under our stock repurchase program	—	(2,393)
Net cash provided by financing activities	5,504	21,838
Net decrease in cash and cash equivalents	$(5,985)	$(17,850)
Cash and cash equivalents
Beginning of period	29,450	29,287
End of period	$23,465	$11,437
Supplemental cash flow disclosure
Cash paid for income taxes	$—	$582

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, Salt Lake City, Utah, Atlanta, Georgia, and Charlotte, North Carolina.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  Our homebuilding operations are organized into the following seven operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Charlotte, Colorado, Houston, Nevada, and Utah.   Additionally, our indirect wholly owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on February 15, 2017.

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

Reclassification

Certain items on the March 31, 2016 Condensed Consolidated Statement of Operations have been reclassified to conform to our current presentation.  We have included “Golf course and other revenue” with “Land sales and other revenues”; we have included “Cost of golf course and other revenue” with “Cost of land sales and other revenues”; and we have combined “Interest income,” “Interest expense,” Acquisition expense,” and “Gain on disposition of assets” into “Other income (expense)” in our current presentation.

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and will be effective for the Company beginning on January 1, 2018, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We plan to adopt ASU 2015-14 on January 1, 2018 under the modified retrospective approach.   We plan to adopt ASU 2015-14 using the modified retrospective approach.  We do not believe that there will be a material impact on the amount or timing in recording home sales revenues as a result of adopting ASU 2015-14.  We will continue to evaluate the impact that the adoption of ASU 2015-14 will have on other aspects of our business and to our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for the Company beginning January 1, 2017 and interim periods within the annual periods.  We have adopted this standard and as a result have realized excess tax benefits of $0.8 million, which is included as a reduction to “Income tax expense” in our Condensed Consolidated Statements of Operations. Our calculation of earnings per share was also modified to reflect a change to exclude excess tax benefits from assumed proceeds in our computation of diluted shares outstanding under the treasury method.  We have elected to continue to estimate forfeitures in recognizing the expense for our equity awards.  Employee taxes paid by withholding shares on vesting of stock compensation are classified as a financing activity in our Condensed Consolidated Statements of Cash Flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value.  It eliminates Set 2 of the current two-step goodwill impairment test.  ASU 2017-04 is effective for annual reporting periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.    We currently do not plan to adopt ASU 2017-04 early and are currently evaluating the impact it will have on our consolidated financial statements.

2. Reporting Segments

Our homebuilding operations are organized into the following seven operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Charlotte, Colorado, Houston, Nevada, and Utah.  We have also identified our Financial Services operations, which provide mortgage and title services to our homebuyers as an eighth reportable segment.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions such as our executive, finance, treasury, human resources, and accounting departments.  Our homebuilding reportable segments are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes.  Our chief operating decision makers, the Co-CEO’s of our Company, primarily rely on total revenue and income before income tax expense to determine segment profitability.

The following table summarizes total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Atlanta	$75,390	$64,522
Central Texas	26,728	29,124
Charlotte	—	—
Colorado	85,591	68,846
Houston	4,162	7,475
Nevada	34,501	14,129
Utah	1,944	—
Financial services	—	—
Corporate	—	—
Total revenue	$228,316	$184,096

Income (loss) before income tax expense:
Atlanta	$5,916	$5,250
Central Texas	2,698	2,176
Charlotte	(100)	—
Colorado	11,654	10,843
Houston	(867)	(794)
Nevada	3,702	867
Utah	(232)	—
Financial Services	(754)	—
Corporate	(9,966)	(5,913)
Total income before income tax expense	$12,051	$12,429

The following table summarizes total assets by operating segment (in thousands):

	March 31,	December 31,
	2017	2016
Atlanta	$269,766	$262,448
Central Texas	116,510	112,612
Charlotte	7,181	4,907
Colorado	288,369	293,467
Houston	32,970	25,780
Nevada	232,782	231,057
Utah	24,081	17,133
Financial Services	6,415	—
Corporate	47,952	60,124
Total assets	$1,026,026	$1,007,528

Corporate assets include certain cash and cash equivalents, our investment in unconsolidated subsidiaries, prepaid insurance, and deferred financing costs.

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2017	2016
Homes under construction	$465,349	$455,454
Land and land development	387,010	373,496
Capitalized interest	31,713	28,935
Total inventories	$884,072	$857,885

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2017	2016
Prepaid insurance	$10,672	$12,236
Lot option and escrow deposits	12,634	12,320
Performance deposits	1,854	1,544
Deferred financing costs revolving line of credit, net	2,545	2,637
Restricted cash	1,851	1,505
Secured note receivable	2,825	2,850
Assets held for sale	5,840	5,857
Other	2,038	1,508
Total prepaid expenses and other assets	$40,259	$40,457

5. Investment in Unconsolidated Subsidiaries

On November 1, 2016, we acquired  a 50% ownership of WJH LLC (which we refer to as “WJH”), which is the successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc., for $15.0 million, of which $1.0 million is held by the Company for potential indemnification claims for a period of eighteen months following the closing.  WJH primarily targets first-time homebuyers in the Southeastern United States.  As a result of the transaction, we own 50% of WJH and Wade Jurney Jr., an individual, owns the other 50% interest.  Each party contributed an additional $3.0 million in capital to WJH upon its formation and we incurred $0.1 million in related acquisition costs.  The Company and Wade Jurney Jr. share responsibility for all of WJH’s strategic decisions, with Wade Jurney Jr. continuing to manage the day-to-day operations under the existing operating model.  Our investment in WJH is treated as an unconsolidated investment under the equity method of accounting.

As of March 31, 2017, our investment in WJH was $18.7 million and we recognized $1.3 million of equity in income of unconsolidated subsidiaries during the three months ended March 31, 2017.    During the three months ended March 31, 2017, we received an operating distribution of $0.9 million from WJH.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2017	2016
Earnest money deposits	$9,495	$7,304
Warranty reserve	2,731	2,479
Accrued compensation costs	6,874	12,603
Land development and home construction accruals	36,855	31,486
Accrued interest	10,294	3,039
Income taxes payable	2,406	783
Liabilities related to assets held for sale	245	193
Other	3,983	4,427
Total accrued expenses and other liabilities	$72,883	$62,314

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.3 million during the three months ended March 31, 2017,  which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$2,479	$2,622
Warranty expense provisions	878	570
Payments	(370)	(265)
Warranty adjustment	(256)	(385)
Ending balance	$2,731	$2,542

8. Notes Payable and Revolving Line of Credit

Notes payable and revolving line of credit included the following (in thousands):

	March 31,	December 31,
	2017	2016
6.875% senior notes	$378,531	$253,089
Revolving line of credit	65,000	195,000
Insurance premium notes	4,417	5,999
Total notes payable and revolving line of credit	$447,948	$454,088

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

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “April 2015 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The April 2015 Senior Notes were issued at a price equal to 98.26% of their principal amount, and we received net proceeds of approximately $58.5 million.  The April 2015 Senior Notes are additional notes issued under the indenture pursuant to which the Initial Exchange Notes were issued.  In October 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “October 2015 Exchange Notes”), for all of the April 2015 Senior Notes.  The terms of the October 2015 Exchange Notes are identical in all material respects to the April 2015 Senior Notes, except that the October 2015 Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the April 2015 Senior Notes do not apply to the October 2015 Exchange Notes.

In January 2017, we completed a private offering of an additional $125 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “January 2017 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The January 2017 Senior Notes are additional notes issued under the Indenture pursuant to which the Initial Exchange Notes and the October 2015 Exchange Notes (collectively, the “Existing Notes”) were issued.  The January 2017 Senior Notes and the Existing Notes will be treated as a single series of notes under the Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the Indenture.

The January 2017 Senior Notes and the Existing Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The January 2017 Senior Notes and the Existing Notes contain certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the January 2017 Senior Notes and Existing Notes is due May 2022, with interest only payments due semi-annually in May and November of each year.

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

On August 19, 2016, we entered into a Third Modification Agreement with Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and our subsidiary guarantors party thereto, which further modified the Credit Agreement.  The Third Modification Agreement, among other things, (i) increased the Revolving Credit Facility from $300 million to

$380 million through our exercise of $80 million of the accordion feature of the Credit Agreement, (ii) admitted Citibank, N.A. and Flagstar Bank, FSB as new lenders under the Revolving Credit Facility, (iii) increased certain lenders’ respective commitments to the Revolving Credit Facility, and (iv) extended the term of the Revolving Credit Facility by one year to mature on October 21, 2019.

On February 24, 2017, we entered into a Commitment Increase Agreement with Texas Capital Bank, National Association, as Administrative Agent, Flagstar Bank, FSB (“Flagstar”), and our subsidiary guarantors party thereto. The Commitment Increase Agreement supplements the Credit Agreement, and (i) increased the Revolving Credit Facility from $380 million to $400 million through our exercise of the remaining $20 million of the accordion feature of the Credit Agreement, and (ii) increased Flagstar’s commitment to the Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to our tangible net worth.  As of March 31, 2017, we were in compliance with all covenants under the Credit Agreement.

As of March 31, 2017, we had $65.0 million outstanding under the Credit Agreement.

Other financing obligations

As of March 31, 2017, we had one insurance premium note with an outstanding balance of $4.4 million, which matures in December 2017 and bears interest at a rate of 3.88%.  During the three months ended March 31, 2017, we repaid one insurance premium note with an outstanding balance of $0.1 million.   As of December 31, 2016, we had an aggregate of $6.0 million of outstanding insurance premium notes.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2017 and 2016, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest capitalized beginning of period	$28,935	$21,533
Interest capitalized during period	7,734	6,380
Less: capitalized interest in cost of sales	(4,956)	(3,067)
Interest capitalized end of period	$31,713	$24,846

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2017 estimated annual effective tax rate of 34.4% is driven by our blended federal and state statutory rate of 37.4%, which is partially offset by estimated benefits of 3.0% primarily from additional deductions for tax related to domestic production activities.  During the three months ended March 31, 2017, we also recorded a discrete item for excess tax benefits related to share based awards that vested in the first quarter of 2017, which benefited our effective tax rate by 6.7%.

For the three months ended March 31, 2017 and 2016, we recorded income tax expense of $3.3 million and $4.4 million, respectively.

11. Fair Value Disclosures

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		March 31, 2017		December 31, 2016
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured note receivable(1)	Level 2	$2,825	$2,807	$2,850	$2,828

6.875% senior notes(2)	Level 2	$378,531	$391,821	$253,089	$260,090
Revolving line of credit(3)	Level 2	65,000	65,000	195,000	195,000
Insurance premium notes(3)	Level 2	4,417	4,417	5,999	5,999
Total notes payable and revolving line of credit		$447,948	$461,238	$454,088	$461,089
(1)

The estimated fair value of the secured note received in connection with the disposition of the golf course in our Tuscany community in our Nevada operating segment as of March 31, 2017 and December 31, 2016 was based on a cash flow model discounted at market interest rates that considered the underlying risks of the note.

(2)	Estimated fair value of the Senior Notes at March 31, 2017 and December 31, 2016 incorporated recent trading activity in inactive markets.
(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

12. Stock-Based Compensation

During the three months ended March 31, 2017, we granted 0.2 million shares of restricted stock units with a weighted average grant date fair value of $22.96 per share. Such restricted stock units vest over a one or three year period from the grant date.

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of March 31, 2017
	Restricted Stock Awards	Restricted Stock Units	Total
Unvested awards/units	222	537	759
Unrecognized compensation cost	$2,259	$8,028	$10,287
Period to recognize compensation cost	0.8 years	2.0 years	1.7 years (average)

During the three months ended March 31, 2017 and 2016, we recognized stock-based compensation, of $1.9  million and $1.7 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2017  and December 31, 2016, there were 22.3 million and 21.6 million shares of common stock issued and outstanding, respectively, inclusive of the restricted common stock issued.

We issued 0.2 million shares of common stock related to the vesting of restricted stock awards during the three months ended March 31, 2017.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which, 0.5 million shares remain available for issuance as of March 31, 2017.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the Distribution Agreement we are authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    During the three months ended March 31, 2017, we sold and issued 0.6 million shares of our common stock under the Distribution Agreement, which provided net proceeds to us of $15.0 million.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2017	2016
Numerator
Net income	$8,799	$7,983
Less: Undistributed earnings allocated to participating securities	(117)	(232)
Net income allocable to common stockholders	$8,682	$7,751
Denominator
Weighted average common shares outstanding - basic	21,512,289	20,626,451
Dilutive effect of restricted stock units	210,251	18,796
Weighted average common shares outstanding - diluted	21,722,540	20,645,247
Earnings per share:
Basic	$0.40	$0.38
Diluted	$0.40	$0.38

We have excluded from diluted earnings per share the common unit equivalents related to 500 restricted stock units for the three months ended March 31, 2017, because their effect would be anti-dilutive.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2017 and December 31, 2016, we had $69.8 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

16. Disposition of Golf Course

We are currently marketing the golf course in our Rhodes Ranch golf community in our Nevada operating segment for sale and we believe the disposition is probable within one year.  Accordingly, the assets and liabilities have continued to be classified as held for sale and presented in prepaid expenses and other assets and accrued expenses and other liabilities on our consolidated balance sheet as of March 31, 2017.

17. Supplemental Guarantor Information

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

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “April 2015 Senior Notes”).  In October 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “October 2015 Exchange Notes”), for all of the April 2015 Senior Notes.  The terms of the October 2015 Exchange Notes are identical in all material respects to the April 2015 Senior Notes, except that the October 2015 Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the April 2015 Senior Notes do not apply to the October 2015 Exchange Notes.

In January 2017, we completed a private offering of an additional $125 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “January 2017 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The January 2017 Senior Notes are additional notes issued under the Indenture pursuant to which the Initial Exchange Notes and the October 2015 Exchange Notes (collectively, the “Existing Notes”) were issued.  The January 2017 Senior Notes and the Existing Notes will be treated as a single series of notes under the Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the Indenture.

The January 2017 Senior Notes and the Existing Notes are our unsecured senior obligations, and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to as “Guarantors”).

The Indenture governing the January 2017 Senior Notes and the Existing Notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the Indenture), which sale, transfer, exchange or other disposition does not constitute an “Asset Sale” (as defined in the Indenture) or is made in compliance with applicable provisions of the Indenture; (2) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the assets of such Guarantor, which sale, transfer, exchange or other disposition does not constitute an Asset Sale or is made in compliance with applicable provisions of the Indenture; provided, that after such sale, transfer, exchange or other disposition, such Guarantor is an “Immaterial Subsidiary” (as defined in the Indenture); (3) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the Indenture; provided that if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the Indenture; (4) upon the designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the Indenture), in accordance with the Indenture; (5) if the Company exercises its legal defeasance option or covenant defeasance option under the Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the Indenture, upon such exercise or discharge; or (6) in connection with the dissolution of such Guarantor under applicable law in accordance with the Indenture.

As the guarantees were made in connection with the February 2015 exchange offer for the Initial Exchange Notes, the October 2015 exchange offer for the October 2015 Exchange Notes, and the issuance of the January 2017 Senior Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of March 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$12,972	$4,590	$5,903	$—	$23,465
Cash held in escrow	—	17,216	—	—	17,216
Accounts receivable	115	6,781	141	—	7,037
Investment in consolidated subsidiaries	912,505	—	—	(912,505)	—
Inventories	—	884,072	—	—	884,072
Prepaid expenses and other assets	12,759	27,277	223	—	40,259
Property and equipment, net	1,647	9,569	149	—	11,365
Investment in unconsolidated subsidiaries	18,680	—	—	—	18,680
Amortizable intangible assets, net	—	2,567	—	—	2,567
Goodwill	—	21,365	—	—	21,365
Total assets	$958,678	$973,437	$6,416	$(912,505)	$1,026,026
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$(24)	$8,283	$21	$—	$8,280
Accrued expenses and other liabilities	18,256	54,561	66	—	72,883
Deferred tax liability	450	—	—	—	450
Notes payable and revolving line of credit	443,531	4,417	—	—	447,948
Total liabilities	462,213	67,261	87	—	529,561
Stockholders’ equity:	496,465	906,176	6,329	(912,505)	496,465
Total liabilities and stockholders’ equity	$958,678	$973,437	$6,416	$(912,505)	$1,026,026

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$14,637	$8,646	$6,167	$—	$29,450
Cash held in escrow	—	20,044	—	—	20,044
Accounts receivable	2,980	2,749	—	—	5,729
Investment in consolidated subsidiaries	884,665	—	—	(884,665)	—
Inventories	—	857,885	—	—	857,885
Prepaid expenses and other assets	14,628	25,662	167	—	40,457
Property and equipment, net	1,166	10,224	22	—	11,412
Investment in unconsolidated subsidiaries	18,275	—			18,275
Amortizable intangible assets, net	—	2,911	—	—	2,911
Goodwill	—	21,365	—	—	21,365
Total assets	$936,351	$949,486	$6,356	$(884,665)	$1,007,528
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$257	$15,575	$(124)	$—	$15,708
Accrued expenses and other liabilities	12,587	49,697	30	—	62,314
Deferred tax liability	1,782	—	—	—	1,782
Notes payable and revolving line of credit	448,089	5,999	—	—	454,088
Total liabilities	462,715	71,271	(94)	—	533,892
Stockholders’ equity:	473,636	878,215	6,450	(884,665)	473,636
Total liabilities and stockholders’ equity	$936,351	$949,486	$6,356	$(884,665)	$1,007,528

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$226,420	$—	$—	$226,420
Land sales and other revenues	—	1,896	241	(241)	1,896
	—	228,316	241	(241)	228,316
Financial services revenue
Total revenues	—	228,316	241	(241)	228,316
Homebuilding cost of revenues
Cost of homes sales revenues	—	(182,324)	—	—	(182,324)
Cost of land sales and other revenues	—	(1,144)	—	—	(1,144)
	—	(183,468)	—	—	(183,468)
Financial services costs	—	—	(754)	—	(754)
Selling, general and administrative	(9,948)	(23,264)	—	—	(33,212)
Equity in earnings from consolidated subsidiaries	13,541	—	—	(13,541)	—
Equity in income from unconsolidated subsidiaries	1,255	—	—	—	1,255
Other income (expense)	(474)	351	37	—	(86)
Income before income tax expense	4,374	21,935	(476)	(13,782)	12,051
Income tax expense	4,425	(7,677)	—	—	(3,252)
Net income	$8,799	$14,258	$(476)	$(13,782)	$8,799

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$181,081	$—	$—	$181,081
Land sales and other revenues	—	3,015	—	—	3,015
	—	184,096	—	—	184,096
Financial services revenue	—	—	—	—	—
Total revenues	—	184,096	—	—	184,096
Homebuilding cost of revenues
Cost of homes sales revenues	—	(144,353)	—	—	(144,353)
Cost of land sales and other revenues	—	(2,542)	—	—	(2,542)
	—	(146,895)	—	—	(146,895)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(5,392)	(19,793)	—	—	(25,185)
Equity in earnings from consolidated subsidiaries	11,689	—	—	(11,689)	—
Other income (expense)	(162)	575	—	—	413
Income before income tax expense	6,135	17,983	—	(11,689)	12,429
Income tax expense	1,848	(6,294)	—	—	(4,446)
Net income	$7,983	$11,689	$—	$(11,689)	$7,983

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(2,141)	$(7,588)	$(733)	$—	$(10,462)
Net cash used in investing activities	$(6,610)	$(298)	$(127)	$6,008	$(1,027)
Financing activities
Borrowings under revolving credit facilities	$45,000	$—	$—	$—	$45,000
Payments on revolving credit facilities	(175,000)	—	—	—	(175,000)
Proceeds from insurance notes payable	127,500	—	—	—	127,500
Principal payments on notes payable	—	(1,582)	—	—	(1,582)
Debt issuance costs	(2,533)	—	—	—	(2,533)
Repurchases of common stock upon vesting of restricted stock awards	(2,904)	—	—	—	(2,904)
Payments from (and advances to) parent/subsidiary	—	5,412	596	(6,008)	—
Net proceeds from issuances of common stock	15,023	—	—	—	15,023
Net cash provided by financing activities	$7,086	$3,830	$596	$(6,008)	$5,504
Net decrease in cash and cash equivalents	$(1,665)	$(4,056)	$(264)	$—	$(5,985)
Cash and cash equivalents
Beginning of period	$14,637	$8,646	$6,167	$—	$29,450
End of period	$12,972	$4,590	$5,903	$—	$23,465

	Supplemental Condensed Consolidated Statement of Cash Flows For the Three Months Ended March 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$2,837	$(40,401)	$—	$—	$(37,564)
Net cash used in investing activities	$(39,206)	$(1,915)	$—	$38,997	$(2,124)
Financing activities
Borrowings under revolving credit facilities	$50,000	$—	$—	$—	$50,000
Payments on revolving credit facilities	(25,000)	—	—	—	(25,000)
Principal payments from notes payable	—	(515)	—	—	(515)
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Repurchases of common stock upon vesting of restricted stock awards	(254)	—	—	—	(254)
Payments from (and advances to) parent/subsidiary	—	38,997	—	(38,997)	—
Net cash provided by financing activities	$22,353	$38,482	$—	$(38,997)	$21,838
Net decrease in cash and cash equivalents	$(14,016)	$(3,834)	$—	$—	$(17,850)
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$—	$29,287
End of period	$7,986	$3,451	$—	$—	$11,437

18. Subsequent Events

On April 10, 2017, we and our wholly owned subsidiary, Casa Acquisitions Corp. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UCP, Inc. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including the adoption of the Merger Agreement by UCP, Inc.’s stockholders, UCP, Inc. will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger (the “Surviving Corporation”). As a result of the Merger, the Surviving Corporation, together with the legacy business and subsidiaries of UCP, Inc., will become our direct and indirect wholly-owned subsidiaries.  Upon the effective time of the Merger, each issued and outstanding share of Class A Common Stock, par value $0.01 per share, of UCP, Inc. (the “UCP Class A Common Stock”) will be converted into the right to receive (i) $5.32 in cash, without any interest thereon, and (ii) 0.2309 of a duly authorized, fully paid and non-assessable share of our common stock. No fractional shares of our common stock will be issued in the Merger, and UCP, Inc.’s stockholders will receive cash in lieu of any fractional shares.  We estimate that total value of the combined consideration of cash and equity will be approximately $213.4 million, exclusive of any debt which may be assumed.  The Merger is currently expected to close by the end of the third quarter of 2017.

On April 10, 2017, Inspire Home Loans Inc. (“Inspire”), an indirect wholly-owned subsidiary of ours, entered into a Master Repurchase Agreement (the “Master Repurchase Agreement”) with Branch Banking and Trust Company, as the buyer thereunder (the “Buyer”). The Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $25 million (the “Repurchase Facility”). The primary purpose of the Repurchase Facility is to provide financing and liquidity to Inspire by facilitating purchase transactions in which Inspire transfers eligible loans to the Buyer, against the transfer of funds by the Buyer, subject to a simultaneous agreement by the Seller to repurchase from the Buyer such eligible loans (i) upon written notice to the Buyer by Inspire, (ii) on a prescribed date in the future, (iii) upon the occurrence of prescribed events, or (iv) on the Termination Date (as defined below). The purchase transactions are based on and subject to the terms and conditions set forth in the Master Repurchase Agreement. The maximum aggregate amount of the Buyer’s commitment to fund purchase transactions under the Repurchase Facility is $25 million (the “Commitment”), subject to certain sublimits. The Repurchase Facility and the Buyer’s Commitment thereunder expires on the earlier of (i) April 9, 2018, and (ii) the date when the Buyer’s Commitment is terminated pursuant to the Master Repurchase Agreement or by operation of law (the “Termination Date”). Amounts outstanding under the Repurchase Facility are not guaranteed by us or any of our subsidiaries.

On April 26, 2017, we completed a registered exchange offer whereby all of the $125 million in aggregate principal amount of our 6.875% Senior Notes due 2022 that we issued in January 2017 (which we refer to as the “January 2017 Senior Notes”) were exchanged for new 6.875% Senior Notes due 2022 (which we refer to as the “April 2017 Notes”).  The terms of the April 2017 Notes are identical in all material respects to the January 2017 Notes, except that the April 2017 Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that were applicable to the January 2017 Notes do not apply to the April 2017 Notes.

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

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, Atlanta, Georgia, Charlotte, North Carolina, and Salt Lake City, Utah.  We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well-located land positions and offering quality homes with innovative design elements.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. Our homebuilding operations are organized into the following seven operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Charlotte, Colorado, Houston, Nevada, and Utah.    Additionally, our indirect wholly owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our financial services operating segment.

Results of Operations

During the three months ended March 31, 2017, we delivered 608 homes, with an average sales price of $372.4 thousand. During the same period, we generated approximately $226.4 million in home sales revenues, approximately $12.1 million in income before income tax expense, and approximately $8.8 million in net income.

For the three months ended March 31, 2017, our net new home contracts totaled 957 a 20.5%  increase over the same period in 2016. As of March 31, 2017, we had a backlog of 1,098 sold but unclosed homes, a 13.3% increase as compared to March 31, 2016, representing approximately $436.0 million in sales value, a 20.7% increase as compared to March 31, 2016.

The following table summarizes our results of operation for the three months ended March 31, 2017 and 2016.

(in thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$226,420	$181,081
Land sales revenues	1,896	3,015
	228,316	184,096
Financial services revenue	—	—
Total revenues	228,316	184,096
Homebuilding cost of revenues
Cost of home sales revenues	(182,324)	(144,353)
Cost of land sales and other revenues	(1,144)	(2,542)
	(183,468)	(146,895)
Financial services costs	(754)	—
Selling, general, and administrative	(33,212)	(25,185)
Equity in income of unconsolidated subsidiaries	1,255	—
Other income (expense)	(86)	413
Income before income tax expense	12,051	12,429
Income tax expense	(3,252)	(4,446)
Net income	$8,799	$7,983
Earnings per share:
Basic	$0.40	$0.38
Diluted	$0.40	$0.38
Other Operating Information (dollars in thousands):
Number of homes delivered	608	539
Average sales price of homes delivered	$372.4	$336.0
Homebuilding gross margin percentage	19.5%	20.3%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.7%	22.1%
Cancellation rate	15%	18%
Backlog at end of period, number of homes	1,098	969
Backlog at end of period, aggregate sales value	$436,003	$361,298
Average sales price of homes in backlog	$397.1	$372.9
Net new home contracts	957	794
Selling communities at period end	88	87
Average selling communities	86	90
Total owned and controlled lot inventory	18,854	13,188

(1) Non-GAAP financial measure.

Results of Operations by Operating Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Atlanta	250	254	$301.6	$254.0	$75,390	$64,522	$5,916	$5,250
Central Texas	56	61	$462.7	$445.1	25,911	27,154	2,698	2,176
Charlotte	—	—	—	—	—	—	(100)	—
Colorado	186	157	$460.2	$438.5	85,591	68,846	11,654	10,843
Houston	13	27	$320.2	$276.8	4,162	7,476	(867)	(794)
Nevada	98	40	$341.0	$327.1	33,422	13,083	3,702	867
Utah	5	—	$388.9	$—	1,944	—	(232)	—
Financial Services	—	—	—	—	—	—	(754)	—
Corporate	—	—	$—	$—	—	—	(9,966)	(5,913)
Total	608	539	$372.4	$336.0	$226,420	$181,081	$12,051	$12,429

Atlanta

In our Atlanta operating segment, our income before income tax increased by $0.3 million to $5.6 million for the three months ended March 31, 2017, as compared to $5.3 million for the same period in 2016.  This increase is related to an increase in the average selling price on homes delivered period over period.

Central Texas

In our Central Texas operating segment, our income before income tax increased by $0.5 million to $2.7 million for the three months ended March 31, 2017, as compared to $2.2 million for the same period in 2016.  This increase is related to an increase in the average selling price of $17.6 thousand during the three months ended March 31, 2017, as compared to the same period in 2016.

Colorado

In our Colorado operating segment, our income before income tax increased by $0.9 million to $11.7 million for the three months ended March 31, 2017, as compared to $10.8 million for the same period in 2016.  This increase is related to an additional 29 home deliveries with an increase in the average selling price of $21.7 thousand during the three months ended March 31, 2017, as compared to the same period in 2016.

Houston

In our Houston operating segment, our loss before income tax increased by $0.1 million to $0.9 million for the three months ended March 31, 2017, as compared to $0.8 million for the same period in 2016.  This increase is related to 14 fewer home deliveries, partially offset by an increase in the average selling price of $43.4 thousand during the three months ended March 31, 2017, as compared to the same period in 2016.

Nevada

In our Nevada operating segment, our income before income tax increased by $2.8 million to $3.7 million for the three months ended March 31, 2017, as compared to $0.9 million for the same period in 2016.  This increase is related to an additional 58 home deliveries with an increase in the average selling price of $13.9 thousand during the three months ended March 31, 2017, as compared to the same period in 2016.

Utah

We began operations in Utah during the second half of 2016.  For the three months ended March 31, 2017 we had five home deliveries with an average selling price of $388.9 thousand.

Corporate

Our corporate segment generated $10.0 million in loss during the three months ended March 31, 2017, as compared to a loss of $5.9 million for the same period in 2016.  The increase in expenses was primarily attributed to the following: (1) an increase of $2.8 million in our compensation related expenses, including non-cash expenses for share based payments, (2) an increase of $0.2 million in legal costs, (3) an increase of $0.6 million in information technology related expenses, and (4) an increase of $0.3 million in acquisition costs.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended March 31, 2017 to 19.5%,  as compared to 20.3%  for the three months ended March 31, 2016.  The decrease is primarily driven by higher interest expense in cost of sales as a result of higher average debt balances outstanding in 2017 as compared to 2016.

In the following table, we calculate our homebuilding gross margin adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

(Dollars in thousands)

	Three Months Ended March 31,
	2017	%	2016	%

Home sales revenues	$226,420	100.0%	$181,081	100.0%
Cost of home sales revenues	(182,324)	80.5%	(144,353)	79.7%
Gross margin from home sales	44,096	19.5%	36,728	20.3%
Add: Interest in cost of home sales revenues	4,960	2.2%	3,067	1.7%
Adjusted homebuilding gross margin excluding interest (1)	49,056	21.7%	39,795	22.0%
Add: Purchase price accounting for acquired work in process inventory	13	0.0%	136	0.1%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$49,069	21.7%	$39,931	22.1%

(1)Non-GAAP financial measure.

Excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 21.7%  for the three months ended March 31, 2017, as compared to 22.1% for same period in 2016.  The decrease in adjusted gross margin is attributed to a wider geographic mix of home deliveries in 2017 as compared to 2016.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Increase
	2017	2016	Amount	%
Selling, general and administrative	$(33,212)	$(25,185)	$(8,027)	31.9%
As a percentage of homes sales revenue	(14.7)%	(13.9)%

Our selling, general and administrative costs increased $8.0 million for the three months ended March 31, 2017 as compared to the same period in 2016. The dollar increase was primarily attributable to the following: (1) an increase of $1.6 million in commission expense resulting from a 25.0% increase in home sales revenues, (2) an increase of $4.2 million in our compensation-related expenses, including incentive compensation, resulting largely from an increase in our headcount to 589 employees as of March 31, 2017, as compared to 510 employees as of March 31, 2016, (3) an increase of $0.2 million in legal expenses, (4) an increase of $0.3 million in advertising costs associated with our increased number of homes delivered, (5) $0.6 million in information technology related costs, and (6) an increase of $1.1 million related to moderate increases in rent, model expenses,  and other corporate expenses.

Other Income (Expense)

For the three months ended March 31, 2017, other income (expense) decreased to expense of $0.1 million from income of $0.4 million for same period in 2016.  The decrease was the result of $0.4 million of acquisition related expenses incurred during the three months ended March 31, 2017 associated with the UCP Merger.

Equity in Income from Unconsolidated Subsidiaries

As of March 31, 2017, our investment in WJH was $18.7 million and we recognized $1.3 million of equity in income of unconsolidated subsidiaries during the three months ended March 31, 2017.  During the three months ended March 31, 2017 we received an operating distribution of $0.9 million from WJH.

Income Tax Expense

Our 2017 estimated annual effective tax rate of 34.4% is driven by our blended federal and state statutory rate of 37.4%, which is partially offset by estimated benefits of 3.0% primarily from additional deductions for tax related to domestic production activities.  During the three months ended March 31, 2017, we also recorded a discrete item for excess tax benefits related to share based awards that vested in the first quarter of 2017, which benefited our effective tax rate by 6.7%.  For the three months ended March 31, 2017 and 2016, we recorded income tax expense of $3.3 million and $4.4 million, respectively.

Segment Assets

	March 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Change
Atlanta	$269,766	$262,448	$7,318	2.8%
Central Texas	116,510	112,612	3,898	3.5%
Charlotte	7,181	4,907	2,274	46.3%
Colorado	288,369	293,467	(5,098)	(1.7)%
Houston	32,970	25,780	7,190	27.9%
Nevada	232,782	231,057	1,725	0.7%
Utah	24,081	17,133	6,948	40.6%
Financial Services	6,415	—	6,415	NM
Corporate	47,952	60,124	(12,172)	(20.2)%
Total assets	$1,026,026	$1,007,528	$18,498	1.8%

NM – Not Meaningful

Lots owned and	March 31, 2017			December 31, 2016			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	3,264	2,063	5,327	2,896	2,698	5,594	12.7%	(23.5)%	(4.8)%
Central Texas	1,152	2,065	3,217	1,197	2,410	3,607	(3.8)%	(14.3)%	(10.8)%
Charlotte	79	1,233	1,312	57	556	613	38.6%	121.8%	114.0%
Colorado	2,515	2,288	4,803	2,677	1,487	4,164	(6.1)%	53.9%	15.3%
Houston	649	679	1,328	159	1,010	1,169	308.2%	(32.8)%	13.6%
Nevada	1,499	376	1,875	1,551	72	1,623	(3.4)%	422.2%	15.5%
Utah	155	837	992	126	1,400	1,526	23.0%	(40.2)%	(35.0)%
Total	9,313	9,541	18,854	8,663	9,633	18,296	7.5%	(1.0)%	3.0%

Of our total lots owned and controlled as of March 31, 2017,  49.4% were owned and 50.6% were controlled, as compared to 47.3% owned and 52.7% controlled as of December 31, 2016.

Total assets increased by $18.5 million, or 1.8%, to $1.0 billion at March 31, 2017. The increase is driven by increased investments in most of our operating segments.

Other Homebuilding Operating Data

	Three Months Ended
Net new home contracts	March 31,		Increase
	2017	2016	Amount	% Change
Atlanta	388	382	6	1.6%
Central Texas	85	48	37	77.1%
Charlotte	—	—	—	NM
Colorado	290	236	54	22.9%
Houston	30	27	3	11.1%
Nevada	150	101	49	48.5%
Utah	14	—	14	NM
Total	957	794	163	20.5%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2017 increased by 163 homes, or 20.5%, to 957, compared to 794 for the same period in 2016.  The increase in our net new home contracts was driven by overall positive market conditions in the markets in which we operate.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three months ended March 31, 2017 and 2016 by segment are included in the table below:

	Three Months Ended
	March 31,		Increase
	2017	2016	Amount	% Change
Atlanta	4.0	3.8	0.2	5.3%
Central Texas	2.0	1.2	0.8	66.7%
Charlotte	—	—	—	—
Colorado	4.6	2.9	1.7	58.6%
Houston	1.3	1.1	0.2	18.2%
Nevada	5.6	6.3	(0.7)	(11.1)%
Utah	2.3	-	2.3	NM
Total	3.7	3.0	0.7	23.3%

NM – Not Meaningful

Our absorption rate increased by 23.3% to 3.7 per month during the three months ended March 31, 2017, as compared to 3.0 per month for the same period in 2016.  The increase in absorption rate is attributable to the strong homebuilding environment as a result of positive economic trends across our markets.

Selling communities at period end	As of March 31,		Increase/(Decrease)
	2017	2016	Amount	% Change

Atlanta	35	33	2	6.1%
Central Texas	14	13	1	7.7%
Colorado	20	25	(5)	(20.0)%
Houston	8	8	—	—%
Nevada	9	8	1	12.5%
Utah	2	—	2	NM %
Total	88	87	1	1.1%

NM – Not Meaningful

Our selling communities increased to 88 communities at March 31, 2017, as compared to 87 communities at March 31, 2016.

	As of March 31,
Backlog	2017			2016			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	407	$127,945	$314.4	411	$113,249	$275.5	(1.0)%	13.0%	14.1%
Central Texas	165	81,986	496.9	96	46,451	483.9	71.9%	76.5%	2.7%
Colorado	334	154,758	463.3	341	158,777	465.6	(2.1)%	(2.5)%	(0.5)%
Houston	32	9,676	302.4	31	11,250	362.9	3.2%	(14.0)%	(16.7)%
Nevada	142	54,478	383.6	90	31,571	350.8	57.8%	72.6%	9.4%
Utah	18	7,160	397.8	—	—	—	NM	NM	NM
Total / Weighted Average	1,098	$436,003	$397.1	969	$361,298	$372.9	13.3%	20.7%	6.5%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At March 31, 2017, we had 1,098 homes in backlog with a total value of $436.0 million, which represents an increase of 13.3% and 20.7%, respectively, as compared to March 31, 2016.  The increase in backlog and backlog value is primarily attributable to the increase in the demand for new homes in the communities in which we operate. The increase in average sales price of homes in backlog is driven by increases in most of our markets as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 15, 2017, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  We have had no significant changes in our critical accounting policies from those described therein.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2017 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations, bond offerings, and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

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

On February 24, 2017, we entered into a Commitment Increase Agreement with Texas Capital Bank, National Association, as Administrative Agent, Flagstar Bank, FSB (“Flagstar”), and our subsidiary guarantors party thereto. The Commitment Increase Agreement supplements the Credit Agreement, and (i) increased the Credit Facility from $380 million to $400 million through our exercise of the remaining $20 million of the accordion feature of the Credit Agreement, and (ii) increased Flagstar’s commitment to the Credit Facility.

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

As of March 31, 2017, we were in compliance with all covenants under the Credit Agreement.

Cash Flows—Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and 2016, the comparison of cash flows is as follows:

•

Net cash used in operating activities decreased to $10.5 million during the three months ended March 31, 2017 from net cash used of $37.6 million during the same period in 2016. The decrease in cash used in operations was primarily a result of a net outflow associated with inventories of $21.3 million during the three months ended March 31, 2017, compared to a net outflow of $51.6 million during the same period in 2016. The outflow in 2016 was driven by our investment in inventories through the purchase of 1,212 lots during the three months ended March 31, 2017, as well as 1,514 homes under construction as of March 31, 2017.  These outflows were partially offset by cash inflows associated with home

deliveries of 608 homes in the first quarter of 2017.   We had net cash provided by working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities of $0.4 million for the three months ended March 31, 2017, as compared to cash provided of $3.1 million for the same period in 2016.

•

Net cash used in investing activities was $1.0 million during the three months ended March 31, 2017, compared to $2.1 million used during the same period in 2016. The decrease relates to decreased purchases of property and equipment, partially offset by a decrease in proceeds from the sale of assets.

•

Net cash provided by financing activities was $5.5 million during the three months ended March 31, 2017, compared to $21.8 million during the same period in 2016. The decrease in cash provided by financing activities is primarily attributed to an increase in net payments on our Revolving Credit Facility totaling $155.0 million, an increase of debt issuance costs of $2.5 million, and in principal payments on notes payable of $1.1 million, partially offset by proceeds from issuance of senior notes payable of $127.5 million and the net proceeds received from the sale of common stock totaling $15.0 million.

As of March 31, 2017, our cash balance was $23.5 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of land under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time, or in bulk at a point in time, at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and these contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2017, we had outstanding contracts for 9,363 lots totaling $362.2 million, and had $11.4 million of non-refundable cash deposits pertaining to land contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of March 31, 2017 and December 31, 2016, we had $69.8 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three months ended March 31, 2017 and 2016. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended March 31,
	2017	2016	% Change
Net income	$8,799	$7,983	10.2%
Income tax expense	3,252	4,446	(26.9)%
Interest in cost of home sales revenues	4,960	3,067	61.7%
Interest expense	1	2	(50.0)%
Depreciation and amortization expense	1,383	1,404	(1.5)%
EBITDA	18,395	16,902	8.8%
Purchase price accounting for acquired work in process inventory	13	136	(90.5)%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	825	—	NM %
Adjusted EBITDA	$19,233	$17,038	12.9%

Net Debt to Net Capital

The following table presents our ratio of net debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net debt (notes payable and revolving line of credit less cash held in escrow and cash and cash equivalents) by net capital (net debt plus total stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

	March 31,	December 31,
	2017	2016
Notes payable and revolving line of credit	$447,948	$454,088
Total stockholders' equity	496,465	473,636
Total capital	$944,413	$927,724
Debt to capital	47.4%	48.9%

Notes payable and revolving line of credit	$447,948	$454,088
Cash held in escrow	(17,216)	(20,044)
Cash and cash equivalents	(23,465)	(29,450)
Net debt	407,267	404,594
Total stockholders' equity	496,465	473,636
Net capital	$903,732	$878,230

Net debt to net capital	45.1%	46.1%

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2017, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on February 15, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017, certain of our employees surrendered approximately 0.1 million shares of our common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended March 31, 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January
Purchased 1/1 through 1/31	—	—	N/A	N/A
February
Purchased 2/1 through 2/28	127,377	$22.80	N/A	N/A
March
Purchased 3/1 through 3/31	—	—	N/A	N/A
Total	127,377	$22.80

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

3.2	Bylaws of the Company (incorporated by reference herein from Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1 filed with the SEC on May 5, 2014)
3.3	Amendment to the Bylaws of the Company, adopted and effective on April 10, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2017).
4.1

Sixth Supplemental Indenture, dated as of January 26, 2017, among the Company, the Company’s subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2017).

10.1

Purchase Agreement, dated January 23, 2017, among the Company, the Company’s subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2017)

10.2

Registration Rights Agreement, dated as of January 26, 2017, among the Company, the Company’s subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2017)

10.3

Commitment Increase Agreement, dated as of February 24, 2017, by and among the Company, Texas Capital Bank, National Association, as Administrative Agent, Flagstar Bank, FSB, and the Company’s subsidiary guarantors party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2017).

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: May 4, 2017	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: May 4, 2017	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2017	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)