Form 10-Q
period 2017-06-30
Century Communities, Inc.
filed 2017-08-04
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 27, 2017, 23,013,748 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three and six months ended June 30, 2017

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$336,786	$29,450
Cash held in escrow	25,980	20,044
Accounts receivable	8,209	5,729
Inventories	926,992	857,885
Mortgage loans held for sale	11,235	—
Prepaid expenses and other assets	42,220	40,457
Property and equipment, net	12,141	11,412
Investment in unconsolidated subsidiaries	18,356	18,275
Amortizable intangible assets, net	2,222	2,911
Goodwill	21,365	21,365
Total assets	$1,405,506	$1,007,528
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$4,324	$15,708
Accrued expenses and other liabilities	91,832	62,314
Deferred tax liability, net	123	1,782
Senior and other notes payable	776,849	259,088
Revolving line of credit	—	195,000
Mortgage repurchase facility	10,551	—
Total liabilities	883,679	533,892
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,648,968 and 21,620,544 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	226	216
Additional paid-in capital	380,118	355,567
Retained earnings	141,483	117,853
Total stockholders' equity	521,827	473,636
Total liabilities and stockholders' equity	$1,405,506	$1,007,528

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Homebuilding revenues
Home sales revenues	$287,588	$257,179	$514,008	$438,260
Land sales and other revenues	2,493	2,463	4,389	5,478
	290,081	259,642	518,397	443,738
Financial services revenue	1,743	—	1,743	—
Total revenues	291,824	259,642	520,140	443,738
Homebuilding Cost of Revenues
Cost of home sales revenues	(233,888)	(207,883)	(416,212)	(352,236)
Cost of land sales and other revenues	(1,746)	(1,471)	(2,890)	(4,013)
	(235,634)	(209,354)	(419,102)	(356,249)
Financial services costs	(1,445)	—	(2,199)	—
Selling, general, and administrative	(34,220)	(31,383)	(67,432)	(56,568)
Acquisition expense	(916)	(244)	(1,439)	(413)
Equity in income of unconsolidated subsidiaries	2,676	—	3,931	—
Other income	824	436	1,261	1,018
Income before income tax expense	23,109	19,097	35,160	31,526
Income tax expense	(8,278)	(5,955)	(11,530)	(10,401)
Net income	$14,831	$13,142	$23,630	$21,125

Earnings per share:
Basic	$0.67	$0.62	$1.07	$1.00
Diluted	$0.66	$0.62	$1.06	$1.00
Weighted average common shares outstanding:
Basic	22,146,124	20,649,910	21,814,860	20,628,598
Diluted	22,366,077	20,747,312	22,029,962	20,686,697

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$23,630	$21,125
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,818	2,797
Stock-based compensation expense	3,921	3,463
Deferred income taxes	(1,658)	(554)
Distribution of income from unconsolidated subsidiaries	3,852	—
Equity in income of unconsolidated subsidiaries	(3,931)	—
Gain (loss) on disposition of assets	27	(323)
Changes in assets and liabilities:
Cash held in escrow	(5,936)	(87)
Accounts receivable	(2,480)	(12,145)
Inventories	(51,383)	(49,841)
Prepaid expenses and other assets	771	1,173
Accounts payable	(11,384)	1,083
Accrued expenses and other liabilities	13,102	(20)
Mortgage loans held for sale	(11,235)	—
Net cash used in operating activities	(39,886)	(33,329)
Investing activities
Purchases of property and equipment	(2,885)	(4,944)
Proceeds from sale of assets	—	961
Issuance of notes receivable	(3,000)	—
Proceeds from secured note receivable	50	48
Net cash used in investing activities	(5,835)	(3,935)
Financing activities
Borrowings under revolving credit facilities	75,000	90,000
Payments on revolving credit facilities	(270,000)	(65,000)
Proceeds from issuance of senior notes	523,000	—
Principal payments on notes payable	(2,541)	(3,042)
Debt issuance costs	(3,593)	—
Net proceeds from mortgage repurchase facility	10,551	—
Net proceeds from issuances of common stock	24,333	—
Repurchases of common stock upon vesting of restricted stock awards	(3,693)	(904)
Repurchases of common stock under our stock repurchase program	—	(2,393)
Net cash provided by financing activities	353,057	18,661
Net decrease in cash and cash equivalents	$307,336	$(18,603)
Cash and cash equivalents
Beginning of period	29,450	29,287
End of period	$336,786	$10,684
Supplemental cash flow disclosure
Cash paid for income taxes	$5,257	$15,259

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, Salt Lake City, Utah, Atlanta, Georgia, and Charlotte, North Carolina.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  Our homebuilding operations are organized into the following seven operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Charlotte, Colorado, Houston, Nevada, and Utah.   Additionally, our indirect wholly-owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.

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

Mortgage Loans Held for Sale

We use best efforts commitments with various investors to mitigate the risk associated with mortgage loans held for sale.  Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate our interest rate and price risks.  These best effort commitments are considered derivative instruments under ASC 815, “Derivatives and Hedging,” however, we do not have any derivative instruments designated as hedging instruments as of June 30, 2017. Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option to record residential mortgage loans available-for-sale at the price they are committed to be sold under the best efforts commitments.

Expected gains and losses from the sale of our loans held for sale are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  As of June 30, 2017, mortgage loans available-for-sale had an aggregate fair value of $11.2 million and an aggregate outstanding principal balance of $10.7 million. The net gain resulting from changes in fair value of the best efforts commitments and mortgage loans held in inventory totaled $0.5 million for the three and six months ended June 30, 2017. Realized net gains from the sale of mortgages during the six months ended June 30, 2017 were $0.2 million and have been included in Financial Services revenues.

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

Reclassification

Certain items on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 have been reclassified to conform to our current presentation.  We have included “Golf course and other revenue” with “Land sales and other revenues”; we have included “Cost of golf course and other revenue” with “Cost of land sales and other revenues”; and we have combined “Interest income,” “Interest expense,” and “Gain on disposition of assets” into “Other income (expense)” in our current presentation.

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and will be effective for the Company beginning on January 1, 2018, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We plan to adopt ASU 2015-14 on January 1, 2018 under the modified retrospective approach.   Although we have not yet adopted ASU 2015-14, we are evaluating our home sales contracts in each of our regions and have determined that there will not be a material impact on the amount or timing in recording home sales revenues as a result of adopting ASU 2015-14.   We are continuing to evaluate the other revenue streams and accounting treatment of other aspects of our business that may be affected by our adoption of ASU 2015-14.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for the Company beginning January 1, 2017 and interim periods within the annual periods.  We have adopted this standard and as a result have realized excess tax benefits of $1.0 million, which is included as a reduction to “Income tax expense” in our Condensed Consolidated Statements of Operations. Our calculation of earnings per share was also modified to reflect a change to exclude excess tax benefits from assumed proceeds in our computation of diluted shares outstanding under the treasury method.  We have elected to continue to estimate forfeitures in recognizing the expense for our equity awards.  Employee taxes paid by withholding shares on vesting of stock compensation are classified as a financing activity in our Condensed Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  We do not believe that ASU 2016-15 will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value.  It eliminates Step 2 of the current two-step goodwill impairment test.  ASU 2017-04 is effective for annual reporting periods in fiscal years beginning after December 15, 2019 and early adoption is permitted.    We elected to early adopt ASU 2017-04 for the reporting period beginning January 1, 2017.  Our adoption of ASU 2017-04 has not had a material effect on our condensed consolidated financial statements.

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

The following table summarizes total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Atlanta	$81,466	$90,467	$156,856	$154,989
Central Texas	36,717	23,925	63,445	53,049
Charlotte	—	—	—	—
Colorado	106,986	98,024	192,577	166,870
Houston	7,633	15,619	11,795	23,094
Nevada	48,501	31,607	83,002	45,736
Utah	8,778	—	10,722	—
Financial Services	1,743	—	1,743	—
Corporate	—	—	—	—
Total revenue	$291,824	$259,642	$520,140	$443,738

Income (loss) before income tax expense:
Atlanta	$5,308	$8,729	$11,224	$13,979
Central Texas	3,223	1,936	5,921	4,112
Charlotte	(516)	—	(616)	—
Colorado	16,040	12,946	27,694	23,789
Houston	(811)	(892)	(1,680)	(1,686)
Nevada	5,621	3,740	9,323	4,607
Utah	251	(157)	19	(157)
Financial Services	57	—	(697)	—
Corporate	(6,064)	(7,205)	(16,028)	(13,118)
Total income before income tax expense	$23,109	$19,097	$35,160	$31,526

The following table summarizes total assets by operating segment (in thousands):

	June 30,	December 31,
	2017	2016
Atlanta	$290,644	$262,448
Central Texas	125,920	112,612
Charlotte	20,064	4,907
Colorado	286,834	293,467
Houston	37,274	25,780
Nevada	234,043	231,057
Utah	43,580	17,133
Financial Services	18,448	—
Corporate	348,699	60,124
Total assets	$1,405,506	$1,007,528

Corporate assets include certain cash and cash equivalents, our investment in unconsolidated subsidiaries, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2017	2016
Homes under construction	$586,572	$455,454
Land and land development	304,752	373,496
Capitalized interest	35,668	28,935
Total inventories	$926,992	$857,885

4. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid insurance	$9,071	$12,236
Lot option and escrow deposits	12,677	12,320
Performance deposits	1,862	1,544
Deferred financing costs revolving line of credit, net	2,289	2,637
Restricted cash	2,085	1,505
Secured notes receivable	5,798	2,850
Assets held for sale	5,869	5,857
Other	2,569	1,508
Total prepaid expenses and other assets	$42,220	$40,457

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

As of June 30, 2017, our investment in WJH was $18.4 million and we recognized $2.7 million and $3.9 million of equity in income of unconsolidated subsidiaries during the three and six months ended June 30, 2017, respectively.    During the three and six months ended June 30, 2017, we received operating distributions from WJH of $3.0 million and $3.9 million, respectively.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2017	2016
Earnest money deposits	$10,322	$7,304
Warranty reserve	3,057	2,479
Accrued compensation costs	7,762	12,603
Land development and home construction accruals	53,323	31,486
Accrued interest	6,557	3,039
Income taxes payable	5,752	783
Liabilities related to assets held for sale	208	193
Other	4,851	4,427
Total accrued expenses and other liabilities	$91,832	$62,314

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.3 million during the six months ended June 30, 2017, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$2,731	$2,542	$2,479	$2,622
Warranty expense provisions	705	822	1,582	1,392
Payments	(379)	(375)	(748)	(640)
Warranty adjustment	—	(235)	(256)	(620)
Ending balance	$3,057	$2,754	$3,057	$2,754

8. Notes Payable and Revolving Line of Credit

6.875% senior notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (which we refer to as the “Initial Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”).  The Initial Senior Notes were issued under the Indenture, dated as of May 5, 2014, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2014 Indenture,” as it is and may in the future be supplemented or amended from time to time).  The Initial Senior Notes were issued at a price equal to 99.239% of their principal amount, and we received net proceeds of approximately $193.3 million.  In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Initial Exchange Notes”), for all of the Initial Senior Notes.  The terms of the Initial Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Initial Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that were applicable to the Initial Senior Notes do not apply to the Initial Exchange Notes.

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “April 2015 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The April 2015 Senior Notes were issued at a price equal to 98.26% of their principal amount, and we received net proceeds of approximately $58.5 million.  The April 2015 Senior Notes were additional notes issued under the May 2014 Indenture pursuant to which the Initial Exchange Notes were issued.  In October 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “October 2015 Exchange Notes”), for all of the April 2015 Senior Notes.  The terms of the October 2015 Exchange Notes are identical in all material respects to the April 2015 Senior Notes, except that the October 2015 Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that were applicable to the April 2015 Senior Notes do not apply to the October 2015 Exchange Notes.

In January 2017, we completed a private offering of an additional $125 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “January 2017 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The January 2017 Senior Notes were issued at a price equal to 102.00% of their principal amount, and we received net proceeds of approximately $125.4 million.  The January 2017 Senior Notes were additional notes issued under the May 2014 Indenture pursuant to which the Initial Exchange Notes and the October 2015 Exchange Notes were issued.  In April 2017, we completed an offer to exchange $125.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “April 2017 Exchange Notes”), for all of the January 2017 Senior Notes.  The terms of the April 2017 Exchange Notes are identical in all material respects to the January 2017 Senior Notes, except that the April 2017 Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that were applicable to the January 2017 Senior Notes do not apply to the April 2017 Exchange Notes.

The Initial Exchange Notes, October 2015 Exchange Notes, and April 2017 Exchange Notes (which we refer to collectively, as the “Existing 6.875% Notes”) will be treated as a single series of notes under the May 2014 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2014 Indenture.

The Existing 6.875% Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The Existing 6.875% Notes contain certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing 6.875% Notes is due May 2022, with interest only payments due semi-annually in May and November of each year.

As of June 30, 2017, the aggregate amount outstanding on the Existing 6.875% Notes was $378.6 million.

5.875% senior notes

In May 2017, we completed a private offering of $400 million in aggregate principal amount of our 5.875% Senior Notes due 2025 (which we refer to as the “May 2017 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The May 2017 Senior Notes were issued under the Indenture, dated as of May 12, 2017, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2017 Indenture,” as it may be supplemented or amended from time to time).  The May 2017 Senior Notes were issued at a price equal to 100.00% of their principal amount, and we received net proceeds of approximately $395.5 million.

As of June 30, 2017, we had $394.8 million outstanding on the May 2017 Senior Notes.

Other financing obligations

As of June 30, 2017, we had one insurance premium note with an outstanding balance of $3.5 million, which matures in December 2017 and bears interest at a rate of 3.88%.  During the six months ended June 30, 2017, we repaid one insurance premium note with an outstanding balance of $0.1 million.   As of December 31, 2016, we had an aggregate of $6.0 million of outstanding insurance premium notes.

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

On February 24, 2017, we entered into a Commitment Increase Agreement with Texas Capital Bank, National Association, as Administrative Agent, Flagstar Bank, FSB (which we refer to as “Flagstar”), and our subsidiary guarantors party thereto. The Commitment Increase Agreement supplements the Credit Agreement, and (i) increased the Revolving Credit Facility from $380 million to $400 million through our exercise of the remaining $20 million of the accordion feature of the Credit Agreement, and (ii) increased Flagstar’s commitment to the Credit Facility.

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

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to our tangible net worth.  As a result of the issuance of our 5.875% senior notes, our leverage ratio was 1.58 to 1.0 as of June 30, 2017.  We have received a waiver from the Administrative Agent and the Required Lenders (as defined in the Credit Agreement) regarding the leverage ratio exceeding the 1.50 to 1.0 requirement under the Credit Agreement as of June 30, 2017.  The waiver is applicable until our Compliance Certificate is due for the fiscal quarter ended September 30, 2017.

As of June 30, 2017, we did not have any amounts outstanding under the Credit Agreement.

Mortgage Repurchase Facility – Financial Services

On April 10, 2017, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of ours, entered into a Master Repurchase Agreement (which we refer to as the “Master Repurchase Agreement”) with Branch Banking and Trust Company, as the buyer thereunder (which we refer to as the “Buyer”). The Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $25 million (which we refer to as the “Repurchase Facility”). The primary purpose of the Repurchase Facility is to provide financing and liquidity to Inspire by facilitating purchase transactions in which Inspire transfers eligible loans to the Buyer, and the Buyer transfers funds, subject to a simultaneous agreement by the Seller to repurchase from the Buyer such eligible loans (i) upon written notice to the Buyer by Inspire, (ii) on a prescribed date in the future, (iii) upon the occurrence of prescribed events, or (iv) on the Termination Date (as defined below). The purchase transactions are based on and subject to the terms and conditions set forth in the Master Repurchase Agreement. The maximum aggregate amount of the Buyer’s commitment to fund purchase transactions under the Repurchase Facility is $25 million (which we refer to as the “Commitment”), subject to certain sublimits. The Repurchase Facility and the Buyer’s Commitment thereunder expires on the earlier of (i) April 9, 2018, and (ii) the date when the Buyer’s Commitment is terminated pursuant to the Master Repurchase Agreement or by operation of law (which we refer to as the “Termination Date”). Amounts outstanding under the Repurchase Facility are not guaranteed by us or any of our subsidiaries. The Master Repurchase Agreement contains various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.

As of June 30, 2017, there was  $10.6 million outstanding under the Master Repurchase Agreement.  The amount outstanding under the Master Repurchase Agreement was collateralized by the mortgage loans held for sale.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2017 and 2016, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest capitalized beginning of period	$31,713	$24,846	$28,935	$21,533
Interest capitalized during period	10,830	6,649	18,564	13,029
Less: capitalized interest in cost of sales	(6,875)	(4,918)	(11,831)	(7,985)
Interest capitalized end of period	$35,668	$26,577	$35,668	$26,577

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2017 estimated annual effective tax rate of 35.6% is driven by our blended federal and state statutory rate of 37.4%, which is partially offset by net estimated benefits of 1.8% primarily from additional deductions for tax related to domestic production activities.  During the six months ended June 30, 2017, we also recorded a discrete item for excess tax benefits related to share based awards that vested in the first and second quarter of 2017.

For the three months ended June 30, 2017 and 2016, we recorded income tax expense of $8.3 million and $6.0 million, respectively.  For the six months ended June 30, 2017 and 2016, we recorded income tax expense of $11.5 million and $10.4 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		June 30, 2017		December 31, 2016
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$5,798	$5,789	$2,850	$2,828
Mortgage loans held for sale(2)	Level 2	$11,235	$11,235	$—	$—

6.875% senior notes(3)	Level 2	$378,573	$394,783	$253,089	$260,090
5.875 % senior notes (3)	Level 2	$394,819	$391,819	$—	$—
Revolving line of credit(4)	Level 2	$—	$—	$195,000	$195,000
Insurance premium notes(4)	Level 2	$3,457	$3,457	$5,999	$5,999
Mortgage repurchase facilities(4)	Level 2	$10,551	$10,551	$—	$—
(1)	Estimated fair value of the secured notes received was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value as of June 30, 2017, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes as of June 30, 2017 and December 31, 2016 incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

12. Stock-Based Compensation

During the three months ended June 30, 2017, we granted 11.6 thousand shares of restricted stock units with a weighted average grant date fair value of $25.95 per share, which vest over a three year period from the grant date.  During the six months ended June 30, 2017, we granted 0.2 million shares of restricted stock units with a weighted average grant date fair value of $23.12 per share, which vest over a one or three year period from the grant date.

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of June 30, 2017
	Restricted Stock Awards	Restricted Stock Units	Total
Unvested awards/units	149	538	687
Unrecognized compensation cost	$1,495	$7,149	$8,644
Period to recognize compensation cost	0.6 years	1.8 years	1.6 years (average)

During the three months ended June 30, 2017 and 2016, we recognized stock-based compensation of $2.0 million and $1.7 million, respectively. During the six months ended June 30, 2017 and 2016, we recognized stock-based compensation of $3.9 million and $3.5 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2017 and December 31, 2016, there were 22.6 million and 21.6 million shares of common stock issued and outstanding, respectively, inclusive of the restricted common stock issued.

We issued 47.7 thousand and 0.2 million shares of common stock related to the vesting of restricted stock awards during the three and six months ended June 30, 2017, respectively, under our First Amended & Restated 2013 Long-Term Incentive Plan.  At our 2017 annual meeting of stockholders held on May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective.  As of June 30, 2017, approximately 1.4 million shares remain available for issuance under the 2017 Incentive Plan.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the Distribution Agreement we are authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    During the three and six months ended June 30, 2017, we sold and issued 0.4 million and 1.2 million shares of our common stock under the Distribution Agreement, respectively, which provided net proceeds of $9.6 million and $24.6 million, respectively, and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.5 million, respectively.

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

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Net income	$14,831	$13,142	$23,630	$21,125
Less: Undistributed earnings allocated to participating securities	(101)	(280)	(251)	(530)
Net income allocable to common stockholders	$14,730	$12,862	$23,379	$20,595
Denominator
Weighted average common shares outstanding - basic	22,146,124	20,649,910	21,814,860	20,628,598
Dilutive effect of restricted stock units	219,953	97,402	215,102	58,099
Weighted average common shares outstanding - diluted	22,366,077	20,747,312	22,029,962	20,686,697
Earnings per share:
Basic	$0.67	$0.62	$1.07	$1.00
Diluted	$0.66	$0.62	$1.06	$1.00

We have excluded from diluted earnings per share the common unit equivalents related to 113 restricted stock units for the six months ended June 30, 2017, because their effect would be anti-dilutive.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2017 and December 31, 2016, we had $72.1 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

16. Supplemental Guarantor Information

The Existing 6.875% Notes and the May 2017 Senior Notes are our unsecured senior obligations, and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to as “Guarantors”).

Each of the May 2014 Indenture governing the Existing 6.875% Notes, and the May 2017 Indenture governing the May 2017 Senior Notes, provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the respective Indentures), which sale, transfer, exchange or other disposition does not constitute an “Asset Sale” (as defined in the respective Indentures) or is made in compliance with applicable provisions of the applicable Indenture; (2) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the assets of such Guarantor, which sale, transfer, exchange or other disposition does not constitute an Asset Sale or is made in compliance with applicable provisions of the applicable Indenture; provided, that after such sale, transfer, exchange or other disposition, such Guarantor is an “Immaterial Subsidiary” (as defined in the respective Indentures); (3) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the applicable Indenture; provided that if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the applicable Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the applicable Indenture; (4) upon the designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the respective Indentures), in accordance with the applicable Indenture; (5) if the Company exercises its legal defeasance option or covenant defeasance option under the applicable Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the applicable Indenture, upon such exercise or discharge; or (6) in connection with the dissolution of such Guarantor under applicable law in accordance with the applicable Indenture.

As the guarantees were made in connection with the February 2015 exchange offer for the Initial Exchange Notes, the October 2015 exchange offer for the October 2015 Exchange Notes, the April 2017 exchange offer for the April 2017 Exchange Notes, and the issuance of the May 2017 Senior Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of June 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$313,561	$17,091	$6,134	$—	$336,786
Cash held in escrow	—	25,704	276	—	25,980
Accounts receivable	—	8,054	155	—	8,209
Investment in consolidated subsidiaries	973,571	—	—	(973,571)	—
Inventories	—	926,992	—	—	926,992
Mortgage loans held for sale	—	—	11,235	—	11,235
Prepaid expenses and other assets	5,933	35,985	302	—	42,220
Property and equipment, net	1,712	10,082	347	—	12,141
Investment in unconsolidated subsidiaries	18,356	—	—		18,356
Amortizable intangible assets, net	—	2,222	—	—	2,222
Goodwill	—	21,365	—	—	21,365
Total assets	$1,313,133	$1,047,495	$18,449	$(973,571)	$1,405,506
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$167	$4,029	$128	$—	$4,324
Accrued expenses and other liabilities	17,624	74,017	191	—	91,832
Deferred tax liability	123	—	—	—	123
Senior notes payable	773,392	3,457	—	—	776,849
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facility	—	—	10,551	—	10,551
Total liabilities	791,306	81,503	10,870	—	883,679
Stockholders’ equity:	521,827	965,992	7,579	(973,571)	521,827
Total liabilities and stockholders’ equity	$1,313,133	$1,047,495	$18,449	$(973,571)	$1,405,506

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$14,637	$8,646	$6,167	$—	$29,450
Cash held in escrow	—	20,044	—	—	20,044
Accounts receivable	2,980	2,749	—	—	5,729
Investment in consolidated subsidiaries	884,665	—	—	(884,665)	—
Inventories	—	857,885	—	—	857,885
Prepaid expenses and other assets	14,628	25,662	167	—	40,457
Property and equipment, net	1,166	10,224	22	—	11,412
Investment in unconsolidated subsidiaries	18,275	—			18,275
Amortizable intangible assets, net	—	2,911	—	—	2,911
Goodwill	—	21,365	—	—	21,365
Total assets	$936,351	$949,486	$6,356	$(884,665)	$1,007,528
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$257	$15,575	$(124)	$—	$15,708
Accrued expenses and other liabilities	12,587	49,697	30	—	62,314
Deferred tax liability	1,782	—	—	—	1,782
Senior and other notes payable	253,089	5,999	—	—	259,088
Revolving line of credit	195,000	—	—	—	195,000
Total liabilities	462,715	71,271	(94)	—	533,892
Stockholders’ equity:	473,636	878,215	6,450	(884,665)	473,636
Total liabilities and stockholders’ equity	$936,351	$949,486	$6,356	$(884,665)	$1,007,528

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$287,588	$—	$—	$287,588
Land sales and other revenues	—	2,493	—	—	2,493
	—	290,081	—	—	290,081
Financial services revenue	—	—	1,502	241	1,743
Total revenues	—	290,081	1,502	241	291,824
Homebuilding cost of revenues
Cost of homes sales revenues	—	(233,888)	—	—	(233,888)
Cost of land sales and other revenues	—	(1,746)	—	—	(1,746)
	—	(235,634)	—	—	(235,634)
Financial services costs	—	—	(1,445)	—	(1,445)
Selling, general and administrative	(7,587)	(26,633)	—	—	(34,220)
Acquisition expense	(916)	—	—	—	(916)
Equity in earnings from consolidated subsidiaries	18,687	—	—	(18,687)	—
Equity in income of unconsolidated subsidiaries	2,676	—	—	—	2,676
Other income (expense)	316	508	—	—	824
Income before income tax expense	13,176	28,322	57	(18,446)	23,109
Income tax expense	1,655	(9,913)	(20)	—	(8,278)
Net income	$14,831	$18,409	$37	$(18,446)	$14,831

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$257,179	$—	$—	$257,179
Land sales and other revenues	—	2,463	—	—	2,463
	—	259,642	—	—	259,642
Financial services revenue	—	—	—	—	—
Total revenues	—	259,642	—	—	259,642
Homebuilding cost of revenues
Cost of homes sales revenues	—	(207,883)	—	—	(207,883)
Cost of land sales and other revenues	—	(1,471)	—	—	(1,471)
	—	(209,354)	—	—	(209,354)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(6,085)	(25,298)	—	—	(31,383)
Acquisition expense	(244)	—	—	—	(244)
Equity in earnings from consolidated subsidiaries	16,522	—	—	(16,522)	—
Other income (expense)	8	428	—	—	436
Income before income tax expense	10,201	25,418	—	(16,522)	19,097
Income tax expense	2,941	(8,896)	—	—	(5,955)
Net income	$13,142	$16,522	$—	$(16,522)	$13,142

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$514,008	$—	$—	$514,008
Land sales and other revenues	—	4,389	—	—	4,389
	—	518,397	—	—	518,397
Financial services revenue	—	—	1,743	—	1,743
Total revenues	—	518,397	1,743	—	520,140
Homebuilding cost of revenues
Cost of homes sales revenues	—	(416,212)	—	—	(416,212)
Cost of land sales and other revenues	—	(2,890)	—	—	(2,890)
	—	(419,102)	—	—	(419,102)
Financial services costs	—	—	(2,199)	—	(2,199)
Selling, general and administrative	(17,535)	(49,897)	—	—	(67,432)
Acquisition expense	(1,439)	—	—	—	(1,439)
Equity in earnings from consolidated subsidiaries	32,400	—	—	(32,400)	—
Equity in income of unconsolidated subsidiaries	3,931	—	—	—	3,931
Other income (expense)	357	868	36	—	1,261
Income before income tax expense	17,714	50,266	(420)	(32,400)	35,160
Income tax expense	5,916	(17,593)	147	—	(11,530)
Net income	$23,630	$32,673	$(273)	$(32,400)	$23,630

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$438,260	$—	$—	$438,260
Land sales and other revenues	—	5,478	—	—	5,478
	—	443,738	—	—	443,738
Financial services revenue	—	—	—	—	—
Total revenues	—	443,738	—	—	443,738
Homebuilding cost of revenues
Cost of homes sales revenues	—	(352,236)	—	—	(352,236)
Cost of land sales and other revenues	—	(4,013)	—	—	(4,013)
	—	(356,249)	—	—	(356,249)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(11,478)	(45,090)	—	—	(56,568)
Equity in earnings from consolidated subsidiaries	28,212	—	—	(28,212)	—
Acquisition expense	(413)	—	—	—	(413)
Other income (expense)	14	1,004	—	—	1,018
Income before income tax expense	16,335	43,403	—	(28,212)	31,526
Income tax expense	4,790	(15,191)	—	—	(10,401)
Net income	$21,125	$28,212	$—	$(28,212)	$21,125

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(856)	$(27,369)	$(11,661)	$—	$(39,886)
Net cash used in investing activities	$(45,267)	$(4,690)	$(325)	$44,447	$(5,835)
Financing activities
Borrowings under revolving credit facilities	$75,000	$—	$—	$—	$75,000
Payments on revolving credit facilities	(270,000)	—	—	—	(270,000)
Proceeds from issuance of senior notes	523,000	—	—	—	523,000
Principal payments on notes payable	—	(2,541)	—	—	(2,541)
Debt issuance costs	(3,593)	—	—	—	(3,593)
Repurchases of common stock upon vesting of restricted stock awards	(3,693)	—	—	—	(3,693)
Payments from (and advances to) parent/subsidiary	—	43,045	1,402	(44,447)	—
Net proceeds from mortgage repurchase facility	—	—	10,551	—	10,551
Net proceeds from issuances of common stock	24,333	—	—	—	24,333
Net cash provided by financing activities	$345,047	$40,504	$11,953	$(44,447)	$353,057
Net decrease in cash and cash equivalents	$298,924	$8,445	$(33)	$—	$307,336
Cash and cash equivalents
Beginning of period	$14,637	$8,646	$6,167	$—	$29,450
End of period	$313,561	$17,091	$6,134	$—	$336,786

	Supplemental Condensed Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(10,020)	$(23,309)	$—	$—	$(33,329)
Net cash used in investing activities	$(23,108)	$(3,722)	$—	$22,895	$(3,935)
Financing activities
Borrowings under revolving credit facilities	$90,000	$—	$—	$—	$90,000
Payments on revolving credit facilities	(65,000)	—	—	—	(65,000)
Principal payments from notes payable	(24)	(3,018)	—	—	(3,042)
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Repurchases of common stock upon vesting of restricted stock awards	(904)	—	—	—	(904)
Payments from (and advances to) parent/subsidiary	—	22,895	—	(22,895)	—
Net cash provided by financing activities	$21,679	$19,877	$—	$(22,895)	$18,661
Net decrease in cash and cash equivalents	$(11,449)	$(7,154)	$—	$—	$(18,603)
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$—	$29,287
End of period	$10,553	$131	$—	$—	$10,684

17. Subsequent Events

On April 11, 2017, we announced that we had entered into a definitive agreement pursuant to which UCP, Inc. (NYSE: UCP) will be merged into the Company.  UCP, Inc. is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, with operations in California, Washington, North Carolina, South Carolina and Tennessee.  The transaction has been unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP shareholders on August 1, 2017.  Upon completion of the merger, each share of UCP Class A common stock outstanding immediately prior to the closing will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock are expected to be issued in connection with the transaction.  The merger is expected to close on August 4, 2017.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.  Statements regarding the following subjects, among others, may be forward-looking:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	a downturn in the homebuilding industry, including a decline in real estate values or market conditions resulting in impairment of our assets;
•	changes in assumptions used to make industry forecasts;
•	continued volatility and uncertainty in the credit markets and broader financial markets;
•	our future operating results and financial condition;
•	our business operations;
•	changes in our business and investment strategy;
•	availability of land to acquire, and our ability to acquire such land on favorable terms or at all;
•	availability, terms and deployment of capital;
•	availability of mortgage financing or an increase in the number of foreclosures in the market;
•	shortages of or increased prices for labor, land or raw materials used in housing construction;
•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
•	impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;
•	changes in, or the failure or inability to comply with, governmental laws and regulations;
•	the timing of receipt of regulatory approvals and the opening of projects;
•	the degree and nature of our competition;
•	our leverage and debt service obligations;
•	our ability to successfully integrate the acquired businesses and realize projected cost savings and other benefits from our merger transaction with UCP, Inc.;
•	availability of qualified personnel and our ability to retain our key personnel; and
•	changes in GAAP.

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

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in Colorado, Austin and San Antonio, Texas (which we refer to as “Central Texas”), Houston, Texas, Las Vegas, Nevada, Atlanta, Georgia, Charlotte, North Carolina, and Salt Lake City, Utah.  We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well-located land positions and offering quality homes with innovative design elements.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. Our homebuilding operations are organized into the following seven homebuilding operating segments based on the geographic markets in which we operate: Atlanta, Central Texas, Charlotte, Colorado, Houston, Nevada, and Utah.    Additionally, our indirect wholly owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.

On April 11, 2017, we announced that we had entered into a definitive agreement pursuant to which UCP, Inc. (NYSE: UCP) will be merged into the Company. UCP, Inc. is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, with operations in California, Washington, North Carolina, South Carolina and Tennessee.  The transaction has been unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP shareholders on August 1, 2017.  Upon completion of the merger, each share of UCP Class A common stock immediately outstanding prior to the closing will be converted into the right to receive $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock are expected to be issued in connection with the transaction.  The merger is expected to close on August 4, 2017.

Results of Operations

During the three months ended June 30, 2017, we delivered 753 homes, with an average sales price of $381.9 thousand. During the same period, we generated approximately $287.6 million in home sales revenues, approximately $23.1 million in income before income tax expense, and approximately $14.8 million in net income.

During the six months ended June 30, 2017, we delivered 1,361 homes, with an average sales price of $377.7 thousand. During the same period, we generated approximately $514.0 million in home sales revenues, approximately $35.2 million in income before income tax expense, and approximately $23.6 million in net income.

For the three and six months ended June 30, 2017, our net new home contracts totaled 1,021 and 1,978, respectively, a 17.5% and 18.9% increase over the same periods in 2016, respectively. As of June 30, 2017, we had a backlog of 1,366 sold but unclosed homes, a 27.7% increase as compared to June 30, 2016, representing approximately $522.6 million in sales value, a 28.5% increase as compared to June 30, 2016.

The following table summarizes our results of operation for the three and six months ended June 30, 2017 and 2016.

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$287,588	$257,179	$514,008	$438,260
Land sales revenues	2,493	2,463	4,389	5,478
	290,081	259,642	518,397	443,738
Financial services revenue	1,743	—	1,743	—
Total revenues	291,824	259,642	520,140	443,738
Homebuilding cost of revenues
Cost of home sales revenues	(233,888)	(207,883)	(416,212)	(352,236)
Cost of land sales and other revenues	(1,746)	(1,471)	(2,890)	(4,013)
	(235,634)	(209,354)	(419,102)	(356,249)
Financial services costs	(1,445)	—	(2,199)	—
Selling, general, and administrative	(34,220)	(31,383)	(67,432)	(56,568)
Acquisition expense	(916)	(244)	(1,439)	(413)
Equity in income of unconsolidated subsidiaries	2,676	—	3,931	—
Other income (expense)	824	436	1,261	1,018
Income before income tax expense	23,109	19,097	35,160	31,526
Income tax expense	(8,278)	(5,955)	(11,530)	(10,401)
Net income	$14,831	$13,142	$23,630	$21,125
Earnings per share:
Basic	$0.67	$0.62	$1.07	$1.00
Diluted	$0.66	$0.62	$1.06	$1.00
Other Operating Information (dollars in thousands):
Number of homes delivered	753	768	1,361	1,307
Average sales price of homes delivered	$381.9	$334.9	$377.7	$335.3
Homebuilding gross margin percentage	18.7%	19.2%	19.0%	19.6%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.1%	21.1%	21.4%	21.5%
Cancellation rate	18%	18%	17%	18%
Backlog at end of period, number of homes	1,366	1,070	1,366	1,070
Backlog at end of period, aggregate sales value	$522,642	$406,742	$522,642	$406,742
Average sales price of homes in backlog	$382.6	$380.1	$382.6	$380.1
Net new home contracts	1,021	869	1,978	1,663
Selling communities at period end	91	91	91	91
Average selling communities	89	89	88	91
Total owned and controlled lot inventory	22,566	14,043	22,566	14,043
Adjusted EBITDA(1)	$31,553	$25,493	$50,783	$42,530
Net debt to net capital(1)	44.9%	47.0%	44.9%	47.0%

(1) Non-GAAP financial measure.

Results of Operations by Operating Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Atlanta	264	355	$308.6	$254.8	$81,465	$90,467	$5,308	$8,729
Central Texas	83	53	$427.4	$427.1	35,478	22,638	3,223	1,936
Charlotte	—	—	$—	$—	—	—	(516)	—
Colorado	229	220	$467.2	$445.6	106,986	98,023	16,040	12,946
Houston	24	47	$318.0	$332.3	7,633	15,619	(811)	(892)
Nevada	130	93	$363.4	$327.2	47,248	30,432	5,621	3,740
Utah	23	—	$381.7	$—	8,778	—	251	(157)
Financial Services	—	—	$—	$—	—	—	57	—
Corporate	—	—	$—	$—	—	—	(6,064)	(7,205)
Total	753	768	$381.9	$334.9	$287,588	$257,179	$23,109	$19,097

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Atlanta	514	609	$305.2	$254.5	$156,855	$154,989	$11,224	$13,979
Central Texas	139	114	$441.6	$436.8	61,389	49,791	5,921	4,112
Charlotte	—	—	$—	$—	—	—	(616)	—
Colorado	415	377	$464.0	$442.6	192,577	166,870	27,694	23,789
Houston	37	74	$318.8	$312.1	11,795	23,094	(1,680)	(1,686)
Nevada	228	133	$353.8	$327.2	80,670	43,516	9,323	4,607
Utah	28	—	$382.9	$—	10,722	—	19	(157)
Financial Services	—	—	$—	$—	—	—	(697)	—
Corporate	—	—	$—	$—	—	—	(16,028)	(13,118)
Total	1,361	1,307	$377.7	$335.3	$514,008	$438,260	$35,160	$31,526

Atlanta

In our Atlanta operating segment, for the three and six months ended June 30, 2017, our income before income tax decreased by $3.4 million and $2.8 million, respectively, to $5.3 million and $11.2 million, respectively, as compared to $8.7 million and $14.0 million, for the same periods in 2016, respectively.  This decrease is a result of a decrease in the number of new homes delivered year over year, partially offset by an increase in the average selling price of the homes delivered.

Central Texas

In our Central Texas operating segment, for the three and six months ended June 30, 2017, our income before income tax increased by $1.3 million and $1.8 million, respectively, to $3.2 million and $5.9 million, respectively, as compared to $1.9 million and $4.1 million, for the same periods in 2016, respectively.  This increase is related to an increase in the number of homes delivered and an increase in the average selling price of those homes during the periods, year over year.

Colorado

In our Colorado operating segment, for the three and six months ended June 30, 2017, our income before income tax increased by $3.1 million and $3.9 million, respectively, to $16.0 million and $27.7 million, respectively, as compared to $12.9 million and $23.8 million, for the same periods in 2016, respectively.  This increase is related to an increase in the number of homes delivered and an increase in the average selling price of those homes during the periods, year over year.

Houston

In our Houston operating segment, for the three and six months ended June 30, 2017, our loss before income tax decreased by $0.1 million and $6.0 thousand, respectively, to $0.8 million and $1.7 million, respectively, as compared to $0.9 million and $1.7 million, for the same periods in 2016, respectively.  While the number of homes delivered in Houston decreased year over year, the average selling price increased slightly, resulting in the minor decrease in loss before income tax year over year.

Nevada

In our Nevada operating segment, for the three and six months ended June 30, 2017, our income before income tax increased by $1.9 million and $4.7 million, respectively, to $5.6 million and $9.3 million, respectively, as compared to $3.7 million and $4.6 million, for the same periods in 2016, respectively.  This increase is related to an increase in the number of homes sold and an increase in the average selling price of those homes during the periods, year over year.

Utah

We began operations in Utah during the second half of 2016.  For the three and six months ended June 30, 2017, we had 23 and 28 home deliveries, respectively, with an average selling price of $381.7 thousand and $382.9 thousand, respectively.

Charlotte

We began operations in Charlotte during 2017. During the three months ended June 30, 2017, we had 3 net new home orders.  We had net loss before income tax of $0.5 million and $0.6 million for the three and six months ended June 30, 2017, respectively, as a result of our beginning operations without any home sales during the periods.

Corporate

During the three and six months ended June 30, 2017, our Corporate segment generated losses of $6.1 million and $16.0 million, respectively, as compared to losses of $7.2 million and $13.1 million, for the same periods in 2016, respectively.  The decrease in expenses during the three months ended June 30, 2017 was primarily attributed to the following: (1) an increase of $0.2 million in our compensation related expenses, including non-cash expenses for share based payments, (2) an increase of $0.4 million in legal costs, (3) an increase of $0.6 million in information technology related expenses, and (4) an increase of $0.7 million in acquisition costs, offset by an increase in equity in income from joint ventures of $2.7 million. The increase in expenses during the six months ended June 30, 2017 was primarily attributed to the following: (1) an increase of $3.0 million in our compensation related expenses, including non-cash expenses for share based payments, (2) an increase of $0.6 million in legal costs, (3) an increase of $1.5 million in information technology related expenses, (4) an increase of $1.0 million in acquisition costs, and (5) an decrease in gain on disposition of assets of $0.3 million, partially offset by an increase in equity in income from joint ventures of $3.9 million.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three and six months ended June 30, 2017 to 18.7% and 19.0%, respectively,  as compared to 19.2% and 19.6%, for the same periods in 2016, respectively.  The decrease is primarily driven by higher interest expense in cost of sales as a result of higher average debt balances outstanding in 2017 as compared to 2016.

In the following table, we calculate our homebuilding gross margin adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended June 30,
	2017	%	2016	%

Home sales revenues	$287,588	100.0%	$257,179	100.0%
Cost of home sales revenues	(233,888)	(81.3)%	(207,883)	(80.8)%
Gross margin from home sales	53,700	18.7%	49,296	19.2%
Add: Interest in cost of home sales revenues	6,875	2.4%	4,918	1.9%
Adjusted homebuilding gross margin excluding interest (1)	60,575	21.1%	54,214	21.1%
Add: Purchase price accounting for acquired work in process inventory	104	0.0%	83	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory(1)	$60,679	21.1%	$54,297	21.1%

	Six Months Ended June 30,

	2017	%	2016	%

Home sales revenues	$514,008	100.0%	$438,260	100.0%
Cost of home sales revenues	(416,212)	(81.0)%	(352,236)	(80.4)%
Gross margin from home sales	97,796	19.0%	86,024	19.6%
Add: Interest in cost of home sales revenues	11,831	2.3%	7,985	1.8%
Adjusted homebuilding gross margin excluding interest(1)	109,627	21.3%	94,009	21.5%
Add: Purchase price accounting for acquired work in process inventory	117	0.0%	218	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory(1)	$109,744	21.4%	$94,227	21.5%

 (1)Non-GAAP financial measure.

 For the three and six months ended June 30, 2017, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 21.1%  and 21.4%, respectively, as compared to 21.1%   and 21.5%, for same periods in 2016, respectively.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Financial Services Operations

Our indirect wholly-owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the three and six months ended June 30, 2017, we originated and closed 71 loans with total principal of $22.6 million.  As of June 30, 2017, we have 30 sold loan applications in backlog with total principal of $10.2 million.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Increase
	2017	2016	Amount	%
Selling, general and administrative	$(34,220)	$(31,383)	$(2,837)	9.0%
As a percentage of homes sales revenue	(11.9)%	(12.2)%

	Six Months Ended June 30,		Increase
	2017	2016	Amount	%
Selling, general and administrative	$(67,432)	$(56,568)	$(10,864)	19.2%
As a percentage of homes sales revenue	(13.1)%	(12.9)%

Our selling, general and administrative costs increased $2.8 million for the three months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily attributable to the following: (1) an increase of $0.8 million in commission expense resulting from a 12%  increase in home sales revenues, (2) an increase of $1.2 million in our compensation-related expenses, including incentive compensation, (3) an increase of $0.6 million in legal expenses, and (4)  a net increase of $0.2 million related to individually insignificant changes in rent, advertising, information technology and other corporate expenses.

Our selling, general and administrative costs increased $10.9 million for the six months ended June 30, 2017 as compared to the same period in 2016. The increase was primarily attributable to the following: (1) an increase of $2.3 million in commission expense resulting from a 17%  increase in home sales revenues, (2) an increase of $5.4 million in our compensation-related expenses, including incentive compensation, (3) an increase of $0.8 million in legal expenses, (4) an increase of $0.7 million in information technology related costs, and (5) a net increase of $1.7 million related to individually insignificant changes in rent, model expenses,  and other corporate expenses.

Other Income (Expense)

For the three and six months ended June 30, 2017, other income (expense) increased to $0.8 million and $1.3 million, respectively, from $0.4 million and $1.0 million, for the same periods in 2016, respectively.  The increases were related to increases in interest income partially offset by decreases in gain (loss) on disposition of assets.

Equity in Income from Unconsolidated Subsidiaries

As of June  30, 2017, our investment in WJH was $18.4 million and we recognized $2.7 million and $3.9 million of equity in income of unconsolidated subsidiaries during the three and six months ended June 30, 2017, respectively.  During the three and six months ended June 30, 2017 we received operating distributions from WJH of $3.0 million and $3.9 million, respectively.

Income Tax Expense

Our 2017 estimated annual effective tax rate of 35.6% is driven by our blended federal and state statutory rate of 37.4%, which is partially offset by net estimated benefits of 1.8% primarily from additional deductions for tax related to domestic production activities.  During the six months ended June 30, 2017, we also recorded a discrete item for excess tax benefits related to share based awards that vested in the first and second quarter of 2017.  For the three months ended June 30, 2017 and 2016, we recorded income tax expense of $8.3 million and $6.0 million, respectively.  For the six months ended June 30, 2017 and 2016, we recorded income tax expense of $11.5 million and $10.4 million, respectively

Segment Assets

	June 30,	December 31,	Increase (Decrease)
	2017	2016	Amount	Change
Atlanta	$290,644	$262,448	$28,196	10.7%
Central Texas	125,920	112,612	13,308	11.8%
Charlotte	20,064	4,907	15,157	308.9%
Colorado	286,834	293,467	(6,633)	(2.3)%
Houston	37,274	25,780	11,494	44.6%
Nevada	234,043	231,057	2,986	1.3%
Utah	43,580	17,133	26,447	154.4%
Financial Services	18,448	—	18,448	NM
Corporate	348,699	60,124	288,575	480.0%
Total assets	$1,405,506	$1,007,528	$397,978	39.5%

NM – Not Meaningful

Lots owned and	June 30, 2017			December 31, 2016			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

Atlanta	3,314	2,935	6,249	2,896	2,698	5,594	14.4%	8.8%	11.7%
Central Texas	1,122	3,040	4,162	1,197	2,410	3,607	(6.3)%	26.1%	15.4%
Charlotte	345	949	1,294	57	556	613	505.3%	70.7%	111.1%
Colorado	2,568	3,215	5,783	2,677	1,487	4,164	(4.1)%	116.2%	38.9%
Houston	664	1,233	1,897	159	1,010	1,169	317.6%	22.1%	62.3%
Nevada	1,441	450	1,891	1,551	72	1,623	(7.1)%	525.0%	16.5%
Utah	253	1,037	1,290	126	1,400	1,526	100.8%	(25.9)%	(15.5)%
Total	9,707	12,859	22,566	8,663	9,633	18,296	12.1%	33.5%	23.3%

Of our total lots owned and controlled as of June 30, 2017,  43.0% were owned and 57.0% were controlled, as compared to 47.3% owned and 52.7% controlled as of December 31, 2016.

Total assets increased by $398.0 million, or 39.5%, to $1.4 billion at June 30, 2017. The increase is related to the increase in cash from our $125.0 million and $400.0 million debt offerings completed during 2017 as well as the increased investments in most of our operating segments.

Other Homebuilding Operating Data

	Three Months Ended				Six Months Ended
Net new home contracts	June 30,		Increase		June 30,		Increase
	2017	2016	Amount	% Change	2017	2016	Amount	% Change
Atlanta	443	373	70	18.8%	831	755	76	10.1%
Central Texas	72	71	1	1.4%	157	119	38	31.9%
Charlotte	3	—	3	NM	3	—	3	NM
Colorado	223	224	(1)	(0.4)%	513	460	53	11.5%
Houston	40	44	(4)	(9.1)%	70	71	(1)	(1.4)%
Nevada	205	155	50	32.3%	355	256	99	38.7%
Utah	35	2	33	NM	49	2	47	NM
Total	1,021	869	152	17.5%	1,978	1,663	315	18.9%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2017 increased by 152 homes, or 17.5%, to 1,021, compared to 869 for the same period in 2016.  Net new home contracts for the six months ended June 30, 2017 increased by 315 homes, or 18.9%, to 1,978, compared to 1,663 for the same period in 2016.  The increase in our net new home contracts was driven by overall positive market conditions in the markets in which we operate.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and six months ended June 30, 2017 and 2016 by segment are included in the table below:

	Three Months Ended June 30,		Increase
	2017	2016	Amount	% Change
Atlanta	4.2	4.0	0.2	5.0%
Central Texas	1.6	1.5	0.1	6.7%
Charlotte	1.0	-	1.0	NM
Colorado	3.7	2.7	1.0	37.0%
Houston	2.2	1.8	0.4	22.2%
Nevada	8.5	5.7	2.8	49.1%
Utah	1.9	-	1.9	NM
Total	3.7	3.1	0.6	19.4%

	Six Months Ended June 30,		Increase
	2017	2016	Amount	% Change
Atlanta	4.0	4.1	(0.1)	(2.4)%
Central Texas	1.7	1.2	0.5	41.7%
Charlotte	0.5	0.0	0.5	NM
Colorado	4.3	2.7	1.6	59.3%
Houston	1.9	1.5	0.4	26.7%
Nevada	7.4	4.7	2.7	57.4%
Utah	1.4	0.0	1.4	NM
Total	3.6	3.0	0.6	20.0%

NM – Not Meaningful

Selling communities at period end

Our absorption rate increased by 19.4% to 3.7 per month and by 20.0% to 3.6 per month, during the three and six months ended June 30, 2017, respectively, as compared to 3.1 per month and 3.0 per month for the same periods in 2016, respectively.  The increase in absorption rate is attributable to the strong homebuilding environment as a result of positive economic trends across our markets.

Selling communities at period end	As of June 30,		Increase/(Decrease)
	2017	2016	Amount	% Change

Atlanta	35	29	6	20.7%
Central Texas	15	16	(1)	(6.3)%
Charlotte	1	—	1	NM
Colorado	20	27	(7)	(25.9)%
Houston	6	8	(2)	(25.0)%
Nevada	8	10	(2)	(20.0)%
Utah	6	1	5	NM
Total	91	91	—	—%

NM – Not Meaningful

Our selling communities remained at 91 communities at June 30, 2017 and 2016.

	As of June 30,
Backlog	2017			2016			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

Atlanta	586	$186,955	$319.0	429	$126,218	$294.2	36.6%	48.1%	8.4%
Central Texas	154	77,626	504.1	114	53,772	471.7	35.1%	44.4%	6.9%
Charlotte	3	861	286.8	—	—	—	NM	NM	NM
Colorado	328	151,661	462.4	345	161,312	467.6	(4.9)%	(6.0)%	(1.1)%
Houston	48	12,689	264.3	28	9,821	350.7	71.4%	29.2%	(24.6)%
Nevada	217	81,799	377.0	152	54,803	360.5	42.8%	49.3%	4.6%
Utah	30	11,052	368.4	2	815	407.5	NM	NM	NM
Total / Weighted Average	1,366	$522,642	$382.6	1,070	$406,742	$380.1	27.7%	28.5%	0.7%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At June 30, 2017, we had 1,366 homes in backlog with a total value of $522.6 million, which represents an increase of 27.7% and 28.5%, respectively, as compared to June 30, 2016.  The increase in backlog and backlog value is primarily attributable to the increase in the demand for new homes in the communities in which we operate. The increase in average sales price of homes in backlog is driven by increases in most of our markets as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 15, 2017, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  We have had no significant changes in our critical accounting policies from those described therein, other than those related to our Mortgage loans held for sale, as discussed in “Note 1. Basis of Presentation.”

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2017 were land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations, bond offerings, and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

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

On February 24, 2017, we entered into a Commitment Increase Agreement with Texas Capital Bank, National Association, as Administrative Agent, Flagstar Bank, FSB (which we refer to as “Flagstar”), and our subsidiary guarantors party thereto. The Commitment Increase Agreement supplements the Credit Agreement, and (i) increased the Credit Facility from $380 million to $400 million through our exercise of the remaining $20 million of the accordion feature of the Credit Agreement, and (ii) increased Flagstar’s commitment to the Credit Facility.

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

As a result of the issuance of our 5.875% senior notes, our leverage ratio was 1.58 to 1.0 as of June 30, 2017.  We have received a waiver from the Administrative Agent and the Required Lenders (as defined in the Credit Agreement) regarding the leverage ratio exceeding the 1.50 to 1.0 requirement under the Credit Agreement as of June 30, 2017.  The waiver is applicable until our Compliance Certificate is due for the fiscal quarter ended September 30, 2017.  However, we anticipate our leverage ratio will be under 1.50 to 1.0 upon the consummation of our merger transaction with UCP, Inc. on August 4, 2017.

ATM Program

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the Distribution Agreement we are authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.   As of June 30, 2017, we had $12.5 million of shares remaining to be sold.  During the three and six months ended June 30, 2017, we sold and issued 0.4 million and 1.2 million shares of our common stock under the Distribution Agreement, respectively, which provided net proceeds of $9.6 million and $24.6 million, respectively and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.5 million, respectively.

Mortgage Repurchase Facility – Financial Services

On April 10, 2017, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of ours, entered into a Master Repurchase Agreement (which we refer to as the “Master Repurchase Agreement”) with Branch Banking and Trust Company, as the buyer thereunder (which we refer to as the “Buyer”). The Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $25 million (which we refer to as the “Repurchase Facility”). The primary purpose of the Repurchase Facility is to provide financing and liquidity to Inspire by facilitating purchase transactions in which Inspire transfers eligible loans to the Buyer, against the transfer of funds by the Buyer, subject to a simultaneous agreement by the Seller to repurchase from the Buyer such eligible loans (i) upon written notice to the Buyer by Inspire, (ii) on a prescribed date in the future, (iii) upon the occurrence of prescribed events, or (iv) on the Termination Date (as defined below). The purchase transactions are based on and subject to the terms and conditions set forth in the Master Repurchase Agreement. The maximum aggregate amount of the Buyer’s commitment to fund purchase transactions under the Repurchase Facility is $25 million (which we refer to as the “Commitment”), subject to certain sublimits. The Repurchase Facility and the Buyer’s Commitment thereunder expires on the earlier of (i) April 9, 2018, and (ii) the date when the Buyer’s Commitment is terminated pursuant to the Master Repurchase Agreement or by operation of law (which we refer to as the “Termination Date”). Amounts outstanding under the Repurchase Facility are not guaranteed by us or any of our subsidiaries.  The Master Repurchase Agreement contains various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2017, we were in compliance with all covenants under the Master Repurchase Agreement.

As of June 30, 2017, there was $10.6 million outstanding under the Master Repurchase Agreement, which is presented as Mortgage Repurchase Facility in our Condensed Consolidated Balance Sheets. The amount outstanding under the Master Repurchase Agreement was collateralized by $11.2 million of mortgage loans held for sale.

Cash Flows—Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017 and 2016, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $39.9 million during the six months ended June 30, 2017 from net cash used of $33.3 million during the same period in 2016. The decrease in cash used in operations was primarily a result of a net outflow associated with inventories of $51.4 million during the six months ended June 30, 2017, compared to a net outflow of $49.8 million during the same period in 2016. The outflow in 2017 was driven by our investment in inventories through the purchase of 2,405 lots during the six months ended June 30, 2017, as well as 1,916 homes under construction as of June 30, 2017.  These outflows were offset by cash inflows associated with 1,361 home deliveries during the six months ended Jun 30, 2017.   We had net cash used in working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale of $17.2 million for the six months ended June 30, 2017, as compared to cash used of $10.0 million for the same period in 2016.

•

Net cash used in investing activities was $5.8 million during the six months ended June 30, 2017, compared to $3.9 million used during the same period in 2016. The increase relates to our issuance of a $3.0 million note receivable and no proceeds from sale of assets, partially offset by a decrease in purchases of property and equipment during the six months ended June 30, 2017 as compared to the same period in 2016.

•

Net cash provided by financing activities was $353.1 million during the six months ended June 30, 2017, compared to $18.7 million during the same period in 2016. The increase in cash provided by financing activities is primarily attributed to cash proceeds from issuance of senior notes totaling $523.0 million, the net proceeds received from the sale of common stock totaling $24.3 million and net proceeds from our mortgage repurchase facility of $10.6 million, partially offset by an increase in net payments on our Revolving Credit Facility totaling $220.0 million, and an increase of debt issuance costs of $3.6 million.

As of June 30, 2017, our cash balance was $336.8 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of land under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time, or in bulk at a point in time, at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and these contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2017, we had outstanding contracts for 12,859 lots totaling $442.5 million, and had $9.4 million of non-refundable cash deposits pertaining to land contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of June 30, 2017 and December 31, 2016, we had $72.1 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and six months ended June 30, 2017 and 2016. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net income	$14,831	$13,142	12.9%	$23,630	$21,125	11.9%
Income tax expense	8,278	5,955	39.0%	11,530	10,401	10.9%
Interest in cost of home sales revenues	6,875	4,918	39.8%	11,831	7,985	48.2%
Interest expense	1	2	(50.0)%	2	4	(50.0)%
Depreciation and amortization expense	1,434	1,393	2.9%	2,818	2,797	0.8%
EBITDA	31,419	25,410	23.6%	49,811	42,312	17.7%
Purchase price accounting for acquired work in process inventory	104	83	25.3%	117	218	(46.3)%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	30	—	NM %	855	—	NM %
Adjusted EBITDA	$31,553	$25,493	23.8%	$50,783	$42,530	19.4%

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

	June 30,	December 31,
	2017	2016
Total debt	$787,400	$454,088
Total stockholders' equity	521,827	473,636
Total capital	$1,309,227	$927,724
Debt to capital	60.1%	48.9%

Total debt	$787,400	$454,088
Cash and cash equivalents	(336,786)	(29,450)
Cash held in escrow	(25,980)	(20,044)
Net debt	424,634	404,594
Total stockholders' equity	521,827	473,636
Net capital	$946,461	$878,230

Net debt to net capital	44.9%	46.1%

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2017, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2017, certain of our employees surrendered approximately 29.0 thousand shares of our common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended June 30, 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April
Purchased 4/1 through 4/30	—	$—	N/A	N/A
May
Purchased 5/1 through 5/31	29,022	27.20	N/A	N/A
June
Purchased 6/1 through 6/30	—	—	N/A	N/A
Total	29,022	$27.20

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

2.1

Agreement and Plan of Merger, dated as of April 10, 2017, by and among the Company, Casa Acquisition Corp., and UCP, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017)*

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014)
3.3

Amendment to the Bylaws of the Company, adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017)

4.1

Indenture (including form of 5.875% Senior Notes Due 2025), dated as of May 12, 2017, among the Company, the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2017).

10.1

Voting Support and Transfer Restriction Agreement, dated as of April 10, 2017, by and among the Company, Casa Acquisition Corp., PICO Holdings, Inc., for the limited purposes set forth therein, UCP, Inc., and for the limited purposes set forth therein, UCP, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017)

10.2

Master Repurchase Agreement, dated as of April 10, 2017, by and between Inspire Home Loans Inc. and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2017)

10.3†	Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.4†

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)

10.5†

Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)

10.6

Purchase Agreement, dated May 9, 2017, among the Company, the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)

10.7

Registration Rights Agreement, dated as of May 12, 2017, by and among the Company, the Guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)

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

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company hereby undertakes to supplementally furnish copies of any of the omitted schedules upon request by the SEC.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: August 3, 2017	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: August 3, 2017	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2017	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)