Form 10-Q
period 2017-09-30
Century Communities, Inc.
filed 2017-11-03
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October  25,  2017, 27,573,183 shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the three and nine months ended September 30, 2017

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$58,522	$29,450
Cash held in escrow	42,262	20,044
Accounts receivable	20,810	5,729
Inventories	1,352,989	857,885
Mortgage loans held for sale	30,071	—
Prepaid expenses and other assets	62,362	40,457
Property and equipment, net	13,658	11,412
Investment in unconsolidated subsidiaries	20,677	18,275
Deferred tax asset, net	6,403	—
Amortizable intangible assets, net	1,889	2,911
Goodwill	21,365	21,365
Total assets	$1,631,008	$1,007,528
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$16,810	$15,708
Accrued expenses and other liabilities	157,705	62,314
Deferred tax liability, net	—	1,782
Senior notes payable	776,016	259,088
Revolving line of credit	—	195,000
Mortgage repurchase facility	27,465	—
Total liabilities	977,996	533,892
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 27,259,199 and 21,620,544 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	273	216
Additional paid-in capital	501,786	355,567
Retained earnings	150,953	117,853
Total stockholders' equity	653,012	473,636
Total liabilities and stockholders' equity	$1,631,008	$1,007,528

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Homebuilding revenues
Home sales revenues	$374,935	$248,075	$888,942	$686,335
Land sales and other revenues	1,826	5,338	6,216	10,816
	376,761	253,413	895,158	697,151
Financial services revenue	2,955	—	4,697	—
Total revenues	379,716	253,413	899,855	697,151
Homebuilding Cost of Revenues
Cost of home sales revenues	(311,365)	(197,650)	(727,577)	(549,886)
Cost of land sales and other revenues	(2,104)	(5,420)	(4,994)	(9,433)
	(313,469)	(203,070)	(732,571)	(559,319)
Financial services costs	(2,450)	—	(4,648)	—
Selling, general, and administrative	(46,165)	(30,944)	(113,597)	(87,512)
Acquisition expense	(7,205)	(53)	(8,645)	(466)
Equity in income of unconsolidated subsidiaries	3,716	—	7,648	—
Other income	1,013	385	2,274	1,403
Income before income tax expense	15,156	19,731	50,316	51,257
Income tax expense	(5,686)	(6,389)	(17,216)	(16,790)
Net income	$9,470	$13,342	$33,100	$34,467

Earnings per share:
Basic	$0.37	$0.63	$1.42	$1.63
Diluted	$0.37	$0.63	$1.41	$1.62
Weighted average common shares outstanding:
Basic	25,445,552	20,673,521	23,038,390	20,643,682
Diluted	25,726,137	20,822,066	23,275,320	20,731,930

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$33,100	$34,467
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,073	4,215
Stock-based compensation expense	6,521	5,058
Deferred income taxes	(2,766)	(3,807)
Distribution of income from unconsolidated subsidiaries	5,246	—
Equity in income of unconsolidated subsidiaries	(7,648)	—
(Gain) loss on disposition of assets	202	(468)
Changes in assets and liabilities:
Cash held in escrow	(22,218)	(15,932)
Accounts receivable	(7,493)	389
Inventories	(95,065)	(85,560)
Prepaid expenses and other assets	(16,637)	(11,189)
Accounts payable	(8,026)	7,172
Accrued expenses and other liabilities	9,027	4,255
Mortgage loans held for sale	(30,071)	—
Net cash used in operating activities	(130,755)	(61,400)
Investing activities
Purchases of property and equipment	(5,867)	(6,375)
Business combination net of acquired cash	(77,457)	—
Proceeds from sale of assets	52	1,302
Proceeds from sale of South Carolina operations	17,074	—
Proceeds from secured note receivable	76	73
Net cash used in investing activities	(66,122)	(5,000)
Financing activities
Borrowings under revolving credit facilities	75,000	145,000
Payments on revolving credit facilities	(270,000)	(90,000)
Proceeds from issuance of senior notes	523,000	—
Proceeds from issuance of insurance premium notes	—	11,612
Principal payments on notes payable	(4,735)	(7,582)
Repayment of debt assumed in business combination	(151,919)	—
Debt issuance costs	(3,731)	(1,156)
Net proceeds from mortgage credit facility	27,465	—
Net proceeds from issuances of common stock	35,010	—
Repurchases of common stock upon vesting of restricted stock awards	(4,141)	(1,014)
Repurchases of common stock under our stock repurchase program	—	(2,393)
Net cash provided by financing activities	225,949	54,467
Net decrease in cash and cash equivalents	$29,072	$(11,933)
Cash and cash equivalents
Beginning of period	29,450	29,287
End of period	$58,522	$17,354
Supplemental cash flow disclosure
Cash paid for income taxes	$21,657	$20,557

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  Our homebuilding operations are organized into the following four reportable segments based on the geographic regions in which we operate: West, Mountain, Texas and Southeast.   Additionally, our indirect wholly-owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.

On August 4, 2017, we acquired UCP, Inc. (which we refer to as “UCP”). UCP is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, with operations in the States of California, Washington, North Carolina, South Carolina and Tennessee.  The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock were issued in connection with the merger and $97.7 million was paid in cash.  Our operating results presented herein include the operations of UCP from the period beginning on August 4, 2017 through September 30, 2017.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and variable interest entities for which the Company is deemed to be the primary beneficiary.  We do not have any variable interest entities in which we are deemed the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

Mortgage Loans Held for Sale

We use best efforts commitments with various investors to mitigate the risk associated with mortgage loans held for sale.  Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate our interest rate and price risks.  These best effort commitments are considered derivative instruments under ASC 815, “Derivatives and Hedging,” however, we do not have any derivative instruments designated as hedging instruments as of September 30, 2017. Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” we use the fair value option to record residential mortgage loans available-for-sale at the price they are committed to be sold under the best efforts commitments.

Expected gains and losses from the sale of our loans held for sale are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  As of September 30, 2017, mortgage loans available-for-sale had an aggregate fair value of $30.1 million and an aggregate outstanding principal balance of $28.7 million. The net gain resulting from changes in fair value of the best efforts commitments and mortgage loans held in inventory totaled $0.8 million and $1.4 million for the three and nine months ended September 30, 2017, respectively.  Realized net gains from the sale of mortgages during the three and nine months ended September 30, 2017 were $0.5 million and $0.6 million, respectively, and have been included in Financial Services revenues.

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

Reclassification

Certain items on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 have been reclassified to conform to our current presentation.  We have included “Golf course and other revenue” with “Land sales and other revenues”; we have included “Cost of golf course and other revenue” with “Cost of land sales and other revenues”; and we have combined “Interest income,” “Interest expense,” and “Gain on disposition of assets” into “Other income (expense)” in our current presentation.  We have also adjusted prior period segment information to conform to the current period presentation, see detail in “2. Reporting Segments.”

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and will be effective for the Company beginning on January 1, 2018, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We plan to adopt ASU 2015-14 on January 1, 2018 under the modified retrospective approach.   We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and disclosures, and have been involved in industry specific discussions on the treatment of certain items. We  have evaluated our home sales contracts in each of our regions and have determined that there will not be a material impact on the amount or timing in recording home sales revenues as a result of adopting ASU 2015-14.   We are continuing to evaluate the accounting treatment of other aspects of our business that may be affected by our adoption of ASU 2015-14.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for the Company beginning January 1, 2017 and interim periods within the annual periods.  We have adopted this standard and as a result have realized excess tax benefits of $1.1 million, which is included as a reduction to “Income tax expense” in our Condensed Consolidated Statements of Operations. Our calculation of earnings per share was also modified to reflect a change to exclude excess tax benefits from assumed proceeds in our computation of diluted shares outstanding under the treasury method.  We have elected to continue to estimate forfeitures in recognizing the expense for our equity awards.  Employee taxes paid by withholding shares on vesting of stock compensation are classified as a financing activity in our Condensed Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.  We do not believe that ASU 2016-15 will have a material effect on our consolidated financial statements.

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

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 10 states, which are aggreated into four regions, each of which is managed by one of our regional presidents.   Each of our homebuilding divisions is considered an operating segment, but has been aggregated into reportable segments defined by our regional structure as each region has similar economic characteristics and housing products.  After our acquisition of UCP, Inc. management was reorganized to report to regional managers, who in turn report directly to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company.  The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability, at the regional level. Accordingly, we have broken our homebuilding operations into the following reportable segments based on the geographic markets in which we operate:

•	West (Southern California, Central Valley, Bay Area and Washington)
•	Mountain (Colorado, Nevada and Utah)
•	Texas (Houston, San Antonio and Austin)
•	Southeast (Georgia, North Carolina and Tennessee)

We have also identified our Financial Services operations, which provide mortgage and title services to our homebuyers as a fifth reportable segment.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions, such as our executive, finance, treasury, human resources, and accounting departments.  We have adjusted prior period segment information to conform to the current period presentation.

The following table summarizes total revenue and income before income tax expense by operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
West	$73,684	$—	$73,684	$—
Mountain	157,224	141,043	443,526	353,649
Texas	36,757	30,036	111,997	106,179
Southeast	109,096	82,334	265,951	237,323
Financial Services	2,955	—	4,697	—
Corporate	—	—	—	—
Total revenue	$379,716	$253,413	$899,855	$697,151

Income (loss) before income tax expense:
West	$5,259	$—	$5,259	$—
Mountain	19,101	18,995	56,137	47,234
Texas	2,166	(288)	6,407	2,138
Southeast	6,001	7,848	16,609	21,827
Financial Services	505	—	(192)	—
Corporate	(17,876)	(6,824)	(33,904)	(19,942)
Total income before income tax expense	$15,156	$19,731	$50,316	$51,257

The following table summarizes total assets by operating segment (in thousands):

	September 30,	December 31,
	2017	2016
West	$302,816	$—
Mountain	571,124	541,657
Texas	186,840	138,392
Southeast	394,918	262,448
Financial Services	38,010	—
Corporate	137,300	65,031
Total assets	$1,631,008	$1,007,528

Corporate assets include certain cash and cash equivalents, our investment in unconsolidated subsidiaries, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Business Combinations

On August 4, 2017, we acquired UCP, Inc.  UCP is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, with operations in the States of California, Washington, North Carolina, South Carolina and Tennessee.  The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  No fractional shares were issued in connection with the merger, and UCP stockholders received cash in lieu of any fractional shares.  Approximately 4.2 million shares of our common stock were issued in connection with the merger and $97.7 million was paid in cash.    Outstanding UCP restricted stock units were also converted into an aggregate of 0.2 million of Century Communities restricted stock units pursuant to the merger. We determined that the total fair value of these awards was $6.2 million, of which $1.1 million was attributable to services performed by UCP employees prior to the merger and, as such, was included as consideration.  During the three and nine months ended September 30, 2017, we incurred $7.2 million and $8.6 million, respectively, in acquisition related expenses, presented as “Acquisition expense” on the Unaudited Condensed Consolidated Statement of Operations. Total consideration of $206.6 million inclusive of cash acquired of $20.2 million for this merger is summarized as follows (in thousands, except per share amount):

UCP Shares (including noncontrolling interest) as of August 4, 2017	18,085
Cash paid per share	$5.32
Cash consideration	$96,213
UCP Shares (including noncontrolling interest) as of August 4, 2017	18,085
Exchange ratio	0.2309
Number of CCS shares issued	4,176
Closing price of Century Communities Stock on August 4, 2017	$25.80
Consideration attributable to common stock	$107,737
Cash paid for fractional shares	$1,508
Total replacement award value	$1,149
Total consideration in cash and equity	$206,607

The acquired assets consisted of approximately 4,199 owned lots within 43 total communities in California, Washington, North Carolina, South Carolina and Tennessee. The 4,199 lots included 346 homes in backlog and 59 model homes.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination.

The following table summarizes the initial estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$20,264
Accounts receivable	7,671
Inventories	400,011
Prepaid expenses and other assets	6,988
Property and equipment, net	717
Deferred tax asset, net	5,419
Total assets	$441,070

Accounts payable	$10,712
Accrued expenses and other liabilities	70,832
Notes payable and revolving loan agreement	152,919
Total liabilities	234,463
Purchase price/Net equity	$206,607

Acquired inventories consist of both acquired land and work in process inventories.  We determined the estimate of fair value for acquired land inventory with the assistance of a third-party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price, and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 3% to 20% based upon the stage of production of the individual lot.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities.

On August 17, 2017, we sold BMCH South Carolina, LLC, a subsidiary of UCP, Inc. that was recently acquired as part of our acquisition of UCP, Inc., to a third party for approximately $17.1 million.  Accordingly, the estimated fair value of the acquired assets of BMCH South Carolina, LLC was determined to be equal to the disposal price given the proximity of the two transactions.

We determined that UCP’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

UCP’s results of operations, which include homebuilding revenues of $77.6 million and net income of $5.6 million, are included in the accompanying consolidated statements of operations for the period from August 4, 2017 through September 30, 2017. Net income includes adjustments for inventory and acquisition expenses.

Unaudited pro forma income before tax expense for the three and nine months ended September 30, 2017 and 2016 gives effect to including the results of the acquisition of UCP as of January 1, 2017 and 2016, respectively.  Unaudited pro forma income before tax expense adjusts the operating results of UCP to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented and excludes acquisition expense incurred related to the transaction (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$416,223	$347,153	$1,142,371	$941,953

Income before tax expense	$24,604	$22,303	$69,950	$55,052
Tax expense	(10,731)	(6,270)	(23,878)	(16,476)
Net income	$13,873	$16,033	$46,072	$38,576
Less: Undistributed earnings allocated to participating securities	(72)	(242)	(352)	(734)
Numerator for basic and diluted pro forma EPS	$13,801	$15,791	$45,720	$37,842

Pro forma weighted average shares-basic	27,034,192	24,849,375	26,342,362	24,819,536
Pro forma weighted average shares-diluted	27,314,776	24,997,920	26,579,292	24,907,783

Pro forma basic EPS	$0.51	$0.64	$1.74	$1.52
Pro forma diluted EPS	$0.51	$0.63	$1.72	$1.52

4. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2017	2016
Homes under construction	$897,402	$455,454
Land and land development	415,375	373,496
Capitalized interest	40,212	28,935
Total inventories	$1,352,989	$857,885

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid insurance	$8,327	$12,236
Lot option and escrow deposits	26,873	12,320
Performance deposits	5,732	1,544
Deferred financing costs revolving line of credit, net	2,030	2,637
Restricted cash	6,850	1,505
Secured note receivable	2,772	2,850
Golf course, net	5,294	5,857
Other	4,484	1,508
Total prepaid expenses and other assets	$62,362	$40,457

6. Investment in Unconsolidated Subsidiaries

On November 1, 2016, we acquired a 50% ownership of WJH LLC (which we refer to as “WJH”), which is the successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc., for $15.0 million, of which $1.0 million is held by the Company for potential indemnification claims for a period of 18 months following the closing.  WJH primarily targets first-time homebuyers in the Southeastern United States.  As a result of the transaction, we own 50% of WJH and Wade Jurney Jr., an individual, owns the other 50% interest.  Each party contributed an additional $3.0 million in capital to WJH upon its formation and we incurred $0.1 million in related acquisition costs.  The Company and Wade Jurney Jr. share responsibility for all of WJH’s strategic decisions, with Wade Jurney Jr. continuing to manage the day-to-day operations under the existing operating model.  Our investment in WJH is treated as an unconsolidated investment under the equity method of accounting.

As of September 30, 2017, our investment in WJH was $20.7 million and we recognized $3.7 million and $7.6 million of equity in income of unconsolidated subsidiaries during the three and nine months ended September 30, 2017, respectively.  During the three and nine months ended September 30, 2017, we received operating distributions from WJH of $1.4 million and $5.2 million, respectively.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2017	2016
Earnest money deposits	$15,086	$7,304
Warranty reserve	8,850	2,479
Accrued compensation costs	13,949	12,603
Land development and home construction accruals	66,119	31,486
Liability for product financing arrangement	21,893	—
Accrued interest	14,936	3,039
Income taxes payable	—	783
Other	16,872	4,620
Total accrued expenses and other liabilities	$157,705	$62,314

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.9 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, which is included as a reduction to cost of homes sales revenues on our consolidated statement of operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$3,057	$2,754	$2,479	$2,622
Warranty reserve assumed in business combination	6,202	—	6,202	—
Warranty expense provisions	1,245	686	2,827	2,078
Payments	(710)	(554)	(1,458)	(1,194)
Warranty adjustment	(944)	(291)	(1,200)	(911)
Ending balance	$8,850	$2,595	$8,850	$2,595

9. Notes Payable and Revolving Line of Credit

6.875% senior notes

In May 2014, we completed a private offering of $200.0 million in aggregate principal amount of senior unsecured notes due 2022 (which we refer to as the “Initial Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”).  The Initial Senior Notes were issued under the Indenture, dated as of May 5, 2014, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2014 Indenture,” as it may be supplemented or amended from time to time).  The Initial Senior Notes were issued at a price equal to 99.239% of their principal amount, and we received net proceeds of approximately $193.3 million.  In February 2015, we completed an offer to exchange $200.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “Initial Exchange Notes”), for all of the Initial Senior Notes.  The terms of the Initial Exchange Notes are identical in all material respects to the Initial Senior Notes, except that the Initial Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that were applicable to the Initial Senior Notes do not apply to the Initial Exchange Notes.

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

As of September 30, 2017, the aggregate amount outstanding on the Existing 6.875% Notes was $378.9 million.

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

As of September 30, 2017, we had $394.9 million outstanding on the May 2017 Senior Notes.

Other financing obligations

As of September 30, 2017, we had four insurance premium notes with an outstanding balance totaling $2.3 million.  Two of these notes mature in December 2017 and the other two mature in February 2018.  These insurance premium notes bear interest at a rate of 3.88%,  3.98%,  6.23%, and 6.23%, respectively.  During the nine months ended September 30, 2017, we repaid one insurance premium note with an outstanding balance of $0.1 million.   As of December 31, 2016, we had an aggregate of $6.0 million of outstanding insurance premium notes.

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

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.75 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to our tangible net worth.  As of September 30, 2017, we were in compliance with all covenants under the Credit Agreement.

As of September 30, 2017, we did not have any amounts outstanding under the Credit Agreement.

Mortgage Repurchase Facility – Financial Services

On April 10, 2017, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement (which we refer to as the “Master Repurchase Agreement”) with Branch Banking and Trust Company, as the buyer thereunder (which we refer to as the “Buyer”). The Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $25 million (which we refer to as the “Repurchase Facility”). The primary purpose of the Repurchase Facility is to provide financing and liquidity to Inspire by facilitating purchase transactions in which Inspire transfers eligible loans to the Buyer, and the Buyer transfers funds, subject to a simultaneous agreement by the Seller to repurchase from the Buyer such eligible loans (i) upon written notice to the Buyer by Inspire, (ii) on a prescribed date in the future, (iii) upon the occurrence of prescribed events, or (iv) on the Termination Date (as defined below). The purchase transactions are based on and subject to the terms and conditions set forth in the Master Repurchase Agreement. The maximum aggregate amount of the Buyer’s commitment to fund purchase transactions under the Repurchase Facility is $25 million (which we refer to as the “Commitment”), subject to certain sublimits. The Repurchase Facility and the Buyer’s Commitment thereunder expires on the earlier of (i) April 9, 2018, and (ii) the date when the Buyer’s Commitment is terminated pursuant to the Master Repurchase Agreement or by operation of law (which we refer to as the “Termination Date”).

On September 15, 2017, Inspire entered into a second Master Repurchase Facility (which we refer to as the “Second Master Repurchase Agreement”) with J.P. Morgan Chase Bank, N.A. as the buyer thereunder.   The Second Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $35 million (which we refer to as the “Second Repurchase Facility”).  The purpose of the Second Repurchase Facility is similar to the purpose outlined above for the Repurchase Facility.  Amounts outstanding under the Repurchase Facility and Second Repurchase Facility are not guaranteed by us or any of our subsidiaries.  Each of the Master Repurchase Agreement and Second Master Repurchase Agreement contains various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of September 30, 2017, we were in compliance with all covenants under each of the Repurchase Facility and Second Repurchase Facility.

As of September 30, 2017, there was an aggregate $27.5 million outstanding under both the Master Repurchase Agreement and Second Master Repurchase Agreement, and such outstanding amount was collateralized by the mortgage loans held for sale.

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2017 and 2016, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest capitalized beginning of period	$35,668	26,577	$28,935	21,533
Interest capitalized during period	13,338	6,743	31,902	19,772
Less: capitalized interest in cost of sales	(8,794)	(5,192)	(20,625)	(13,177)
Interest capitalized end of period	$40,212	28,128	$40,212	28,128

11. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2017 estimated annual effective tax rate of 36.3% is driven by our blended federal and state statutory rate of 37.8%, which is partially offset by net estimated benefits of 1.5% primarily from additional deductions for tax related to domestic production activities which benefited our rate by 3.2%.  This benefit was partially offset by non-deductible acquisition costs associated with our acquisition of UCP, Inc., along with other items which increased our rate by 1.7%.  Our estimated annual rate of 36.3% was also benefited by discrete items for excess tax benefits related to share based awards that vested during the nine months ended September 30, 2017, resulting in a total tax rate of 34.2%.

For the three months ended September 30, 2017 and 2016, we recorded income tax expense of $5.7 million and $6.4 million, respectively.  For the nine months ended September 30, 2017 and 2016, we recorded income tax expense of $17.2 million and $16.8 million, respectively.

12. Fair Value Disclosures

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		September 30, 2017		December 31, 2016
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,772	$2,766	$2,850	$2,828
Mortgage loans held for sale(2)	Level 2	$30,071	$30,071	$—	$—

6.875% senior notes(3)	Level 2	$378,901	$398,512	$253,089	$260,090
5.875 % senior notes (3)	Level 2	$394,851	$395,850	$—	$—
Revolving line of credit(4)	Level 2	$—	$—	$195,000	$195,000
Insurance premium notes(4)	Level 2	$2,264	$2,264	$5,999	$5,999
Mortgage repurchase facilities(4)	Level 2	$27,465	$27,465	$—	$—
(1)	Estimated fair value of the secured notes received was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value as of September 30, 2017, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes as of September 30, 2017 and December 31, 2016 incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

13. Stock-Based Compensation

During the three months ended September 30, 2017, we granted 0.2 million shares of restricted stock units with a weighted average grant date fair value of $20.36 per share, which vest over a two or five year period from the grant date. These awards were issued in connection with our acquisition of UCP Inc., to UCP employees as replacement awards for the restricted stock units they held with UCP prior to the acquisition.  During the nine months ended September 30, 2017, we granted 0.5 million shares of restricted stock units with a weighted average grant date fair value of $21.64 per share, which vest over a one to five year period from the grant date.

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of September 30, 2017
	Restricted Stock Awards	Restricted Stock Units	Total
Unvested awards/units	139	732	871
Unrecognized compensation cost	$909	$9,323	$10,232
Period to recognize compensation cost	0.4 years	2.1 years	1.9 years (average)

During the three months ended September 30, 2017 and 2016, we recognized stock-based compensation of $2.6 million and $1.6 million, respectively. During the nine months ended September 30, 2017 and 2016, we recognized stock-based compensation of $6.5 million and $5.1 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our consolidated statements of operations.

14. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2017 and December 31, 2016, there were 27.3 million and 21.6 million shares of common stock issued and outstanding, respectively, inclusive of the restricted common stock issued.

We issued 29.2 thousand and 0.2 million shares of common stock related to the vesting of restricted stock awards during the three and nine months ended September 30, 2017, respectively, under our First Amended & Restated 2013 Long-Term Incentive Plan.  At our 2017 annual meeting of stockholders held on May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective.  As of September 30, 2017, approximately 1.2 million shares remain available for issuance under the 2017 Incentive Plan.  We also issued 4.2 million shares of our common stock in connection with our acquisition of UCP Inc., as discussed in Note 3.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the Distribution Agreement, we are authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings. During the three and nine months ended September 30, 2017, we sold and issued an aggregate of 0.4 million and 1.4 million shares of our common stock under the Distribution Agreement and Second Distribution Agreement, respectively, which provided net proceeds of $10.0 million and $34.6 million, respectively, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.7 million, respectively.

15.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net income	$9,470	$13,342	$33,100	$34,467
Less: Undistributed earnings allocated to participating securities	(52)	(241)	(289)	(785)
Net income allocable to common stockholders	$9,418	$13,101	$32,811	$33,682
Denominator
Weighted average common shares outstanding - basic	25,445,552	20,673,521	23,038,390	20,643,682
Dilutive effect of restricted stock units	280,585	148,545	236,930	88,248
Weighted average common shares outstanding - diluted	25,726,137	20,822,066	23,275,320	20,731,930
Earnings per share:
Basic	$0.37	$0.63	$1.42	$1.63
Diluted	$0.37	$0.63	$1.41	$1.62

We did not have any common unit equivalents to exclude from diluted earnings per share during the three and nine months ended September 30, 2017.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2017 and December 31, 2016,  we had $70.1 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

17. Supplemental Guarantor Information

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of September 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$35,881	$16,278	$6,363	$—	$58,522
Cash held in escrow	—	41,740	522	—	42,262
Accounts receivable	11,306	9,312	192	—	20,810
Investment in consolidated subsidiaries	1,382,958	—	—	(1,382,958)	—
Inventories	—	1,352,989	—	—	1,352,989
Mortgage loans held for sale	—	—	30,071	—	30,071
Prepaid expenses and other assets	2,859	59,129	374	—	62,362
Deferred tax asset, net	6,403	—	—	—	6,403
Property and equipment, net	2,409	10,760	489	—	13,658
Investment in unconsolidated subsidiaries	20,677	—	—		20,677
Amortizable intangible assets, net	—	1,889	—	—	1,889
Goodwill	—	21,365	—	—	21,365
Total assets	$1,462,493	$1,513,462	$38,011	$(1,382,958)	$1,631,008
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$(17)	$16,707	$120	$—	$16,810
Accrued expenses and other liabilities	35,746	121,251	708	—	157,705
Notes payable	773,752	2,264	—	—	776,016
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facility	—	—	27,465	—	27,465
Total liabilities	809,481	140,222	28,293	—	977,996
Stockholders’ equity:	653,012	1,373,240	9,718	(1,382,958)	653,012
Total liabilities and stockholders’ equity	$1,462,493	$1,513,462	$38,011	$(1,382,958)	$1,631,008

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$14,637	$8,646	$6,167	$—	$29,450
Cash held in escrow	—	20,044	—	—	20,044
Accounts receivable	2,980	2,749	—	—	5,729
Investment in consolidated subsidiaries	884,665	—	—	(884,665)	—
Inventories	—	857,885	—	—	857,885
Prepaid expenses and other assets	14,628	25,662	167	—	40,457
Property and equipment, net	1,166	10,224	22	—	11,412
Investment in unconsolidated subsidiaries	18,275	—			18,275
Amortizable intangible assets, net	—	2,911	—	—	2,911
Goodwill	—	21,365	—	—	21,365
Total assets	$936,351	$949,486	$6,356	$(884,665)	$1,007,528
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$257	$15,575	$(124)	$—	$15,708
Accrued expenses and other liabilities	12,587	49,697	30	—	62,314
Deferred tax liability	1,782	—	—	—	1,782
Senior and other notes payable	253,089	5,999	—	—	259,088
Revolving line of credit	195,000	—	—	—	195,000
Total liabilities	462,715	71,271	(94)	—	533,892
Stockholders’ equity:	473,636	878,215	6,450	(884,665)	473,636
Total liabilities and stockholders’ equity	$936,351	$949,486	$6,356	$(884,665)	$1,007,528

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$374,935	$—	$—	$374,935
Land sales and other revenues	—	1,826	—	—	1,826
	—	376,761	—	—	376,761
Financial services revenue	—	—	2,955	—	2,955
Total revenues	—	376,761	2,955	—	379,716
Homebuilding cost of revenues
Cost of homes sales revenues	—	(311,365)	—	—	(311,365)
Cost of land sales and other revenues	—	(2,104)	—	—	(2,104)
	—	(313,469)	—	—	(313,469)
Financial services costs	—	—	(2,450)	—	(2,450)
Selling, general and administrative	(13,342)	(32,823)	—	—	(46,165)
Acquisition expense	(7,205)	—	—	—	(7,205)
Equity in earnings from consolidated subsidiaries	20,470	—	—	(20,470)	—
Equity in income of unconsolidated subsidiaries	3,716	—	—	—	3,716
Other income (expense)	495	518	—	—	1,013
Income before income tax expense	4,134	30,987	505	(20,470)	15,156
Income tax expense	5,336	(10,845)	(177)	—	(5,686)
Net income	$9,470	$20,142	$328	$(20,470)	$9,470

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$248,075	$—	$—	$248,075
Land sales and other revenues	—	5,338	—	—	5,338
	—	253,413	—	—	253,413
Financial services revenue	—	—	—	—	—
Total revenues	—	253,413	—	—	253,413
Homebuilding cost of revenues
Cost of homes sales revenues	—	(197,650)	—	—	(197,650)
Cost of land sales and other revenues	—	(5,420)	—	—	(5,420)
	—	(203,070)	—	—	(203,070)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(6,846)	(24,098)	—	—	(30,944)
Acquisition expense	(53)	—	—	—	(53)
Equity in earnings from consolidated subsidiaries	17,303	—	—	(17,303)	—
Other income (expense)	10	375	—	—	385
Income before income tax expense	10,414	26,620	—	(17,303)	19,731
Income tax expense	2,928	(9,317)	—	—	(6,389)
Net income	$13,342	$17,303	$—	$(17,303)	$13,342

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$888,942	$—	$—	$888,942
Land sales and other revenues	—	6,216	—	—	6,216
	—	895,158	—	—	895,158
Financial services revenue	—	—	4,697	—	4,697
Total revenues	—	895,158	4,697	—	899,855
Homebuilding cost of revenues
Cost of homes sales revenues	—	(727,577)	—	—	(727,577)
Cost of land sales and other revenues	—	(4,994)	—	—	(4,994)
	—	(732,571)	—	—	(732,571)
Financial services costs	—	—	(4,648)	—	(4,648)
Selling, general and administrative	(30,876)	(82,721)	—	—	(113,597)
Acquisition expense	(8,645)	—	—	—	(8,645)
Equity in earnings from consolidated subsidiaries	52,869	—	—	(52,869)	—
Equity in income of unconsolidated subsidiaries	7,648	—	—	—	7,648
Other income (expense)	852	1,386	36	—	2,274
Income before income tax expense	21,848	81,252	85	(52,869)	50,316
Income tax expense	11,252	(28,438)	(30)	—	(17,216)
Net income	$33,100	$52,814	$55	$(52,869)	$33,100

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$686,335	$—	$—	$686,335
Land sales and other revenues	—	10,816	—	—	10,816
	—	697,151	—	—	697,151
Financial services revenue	—	—	—	—	—
Total revenues	—	697,151	—	—	697,151
Homebuilding cost of revenues
Cost of homes sales revenues	—	(549,886)	—	—	(549,886)
Cost of land sales and other revenues	—	(9,433)	—	—	(9,433)
	—	(559,319)	—	—	(559,319)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(18,323)	(69,189)	—	—	(87,512)
Equity in earnings from consolidated subsidiaries	45,514	—	—	(45,514)	—
Acquisition expense	(466)	—	—	—	(466)
Other income (expense)	24	1,379	—	—	1,403
Income before income tax expense	26,749	70,022	—	(45,514)	51,257
Income tax expense	7,718	(24,508)	—	—	(16,790)
Net income	$34,467	$45,514	$—	$(45,514)	$34,467

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(8,164)	$(92,577)	$(30,014)	$—	$(130,755)
Net cash used in investing activities	$(434,617)	$(63,905)	$(467)	$432,867	$(66,122)
Financing activities
Borrowings under revolving credit facilities	$75,000	$—	$—	$—	$75,000
Payments on revolving credit facilities	(270,000)	—	—	—	(270,000)
Proceeds from issuance of senior notes	523,000	—	—	—	523,000
Repyment of debt assumed in business combination	—	(151,919)	—	—	(151,919)
Principal payments on notes payable	—	(4,735)	—	—	(4,735)
Debt issuance costs	(3,731)	—	—	—	(3,731)
Repurchases of common stock upon vesting of restricted stock awards	(4,141)	—	—	—	(4,141)
Payments from (and advances to) parent/subsidiary	108,887	320,768	3,212	(432,867)	—
Net proceeds from mortgage credit facility	—	—	27,465	—	27,465
Net proceeds from issuances of common stock	35,010	—	—	—	35,010
Net cash provided by financing activities	$464,025	$164,114	$30,677	$(432,867)	$225,949
Net decrease in cash and cash equivalents	$21,244	$7,632	$196	$—	$29,072
Cash and cash equivalents
Beginning of period	$14,637	$8,646	$6,167	$—	$29,450
End of period	$35,881	$16,278	$6,363	$—	$58,522

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(17,969)	$(43,431)	$—	$—	$(61,400)
Net cash used in investing activities	$(42,791)	$(4,685)	$—	$42,476	$(5,000)
Financing activities
Borrowings under revolving credit facilities	$145,000	$—	$—	$—	$145,000
Payments on revolving credit facilities	(90,000)	—	—	—	(90,000)
Proceeds from insurance notes payable	—	11,612	—	—	11,612
Principal payments on notes payable	—	(7,582)	—	—	(7,582)
Debt issuance costs	(1,156)	—	—	—	(1,156)
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Repurchases of common stock upon vesting of restricted stock awards	(1,014)	—	—	—	(1,014)
Payments from (and advances to) parent/subsidiary	—	42,476	—	(42,476)	—
Net cash provided by financing activities	$50,437	$46,506	$—	$(42,476)	$54,467
Net decrease in cash and cash equivalents	$(10,323)	$(1,610)	$—	$—	$(11,933)
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$	$29,287
End of period	$11,679	$5,675	$—	$—	$17,354

18. Subsequent Events

On October 31, 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes and affiliates, a homebuilder with operations in greater Seattle, Washington for approximately $51.5 million in cash. The acquired assets include owned and controlled land, homes under construction and model homes.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination.

The following table summarizes our preliminary estimates of the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Inventories	$57,277
Prepaid expenses and other assets	1,050
Property and equipment, net	142
Total assets	$58,469

Accounts payable	$4,716
Accrued expenses and other liabilities	2,253
Total liabilities	6,969
Purchase price/Net equity	$51,500

The purchase price accounting reflected above is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities.

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

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  Our homebuilding operations are organized into the following four reportable segments based on the geographic regions in which we operate: West, Mountain, Texas and the Southeast.   Additionally, our indirect wholly-owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.

On August 4, 2017, we acquired UCP, Inc.  UCP is a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, with operations in the States of California, Washington, North Carolina, South Carolina and Tennessee.  The merger was unanimously approved by the board of directors of both the Company and UCP, and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock. Approximately 4.2 million shares of our common stock were issued in connection with the merger and $97.7 million was paid in cash.  Outstanding UCP restricted stock units were also converted into an aggregate of 0.2 million of Century Communities restricted stock units pursuant to the merger. We determined that the total fair value of these awards was $6.2 million, of which $1.1 million was attributable to services performed by UCP employees prior to the merger and, as such, was included as consideration.  Because the closing of the merger occurred during the quarter ended September 30, 2017, the discussion included under “Results of Operations” below includes results of UCP only for the period from August 4, 2017 through September 30, 2017.  We have adjusted prior period consolidated and segment information, where applicable, to conform to the current period presentation.

Results of Operations

During the three months ended September 30, 2017, we delivered 968 homes, with an average sales price of $387.3 thousand. During the same period, we generated approximately $374.9 million in home sales revenues, approximately $15.2 million in income before income tax expense, and approximately $9.5 million in net income.

During the nine months ended September 30, 2017, we delivered 2,329 homes, with an average sales price of $381.7 thousand. During the same period, we generated approximately $888.9 million in home sales revenues, approximately $50.3 million in income before income tax expense, and approximately $33.1 million in net income.

For the three and nine months ended September 30, 2017, our new home contracts, net of cancelations, totaled 914 and 2,892, respectively, a 45.5% and 26.2% increase over the same periods in 2016, respectively. As of September 30, 2017, we had a backlog of 1,664 sold but unclosed homes, a 67.7% increase as compared to September 30, 2016, representing approximately $689.3 million in sales value, an 81.0% increase as compared to September 30, 2016.

The following table summarizes our results of operation for the three and nine months ended September 30, 2017 and 2016.

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Consolidated Statements of Operations:
Revenue
Home sales revenues	$374,935	$248,075	$888,942	$686,335
Land sales revenues	1,826	5,338	6,216	10,816
	376,761	253,413	895,158	697,151
Financial services revenue	2,955	—	4,697	—
Total revenues	379,716	253,413	899,855	697,151
Homebuilding cost of revenues
Cost of home sales revenues	(311,365)	(197,650)	(727,577)	(549,886)
Cost of land sales and other revenues	(2,104)	(5,420)	(4,994)	(9,433)
	(313,469)	(203,070)	(732,571)	(559,319)
Financial services costs	(2,450)	—	(4,648)	—
Selling, general, and administrative	(46,165)	(30,944)	(113,597)	(87,512)
Acquisition expense	(7,205)	(53)	(8,645)	(466)
Equity in income of unconsolidated subsidiaries	3,716	—	7,648	—
Other income (expense)	1,013	385	2,274	1,403
Income before income tax expense	15,156	19,731	50,316	51,257
Income tax expense	(5,686)	(6,389)	(17,216)	(16,790)
Net income	$9,470	$13,342	$33,100	$34,467
Earnings per share:
Basic	$0.37	$0.63	$1.42	$1.63
Diluted	$0.37	$0.63	$1.41	$1.62
Adjusted diluted earnings per share(1)	$0.73	$0.63	$1.87	$1.65
Other Operating Information (dollars in thousands):
Number of homes delivered	968	706	2,329	2,013
Average sales price of homes delivered	$387.3	$351.4	$381.7	$341.0
Homebuilding gross margin percentage	17.0%	20.3%	18.2%	19.9%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.0%	22.5%	21.2%	21.8%
Cancellation rate	24%	22%	19%	19%
Backlog at end of period, number of homes	1,664	992	1,664	992
Backlog at end of period, aggregate sales value	$689,338	$380,926	$689,338	$380,926
Average sales price of homes in backlog	$414.3	$384.0	$414.3	$384.0
Net new home contracts	914	628	2,892	2,291
Selling communities at period end	107	87	107	87
Average selling communities	102	90	92	91
Total owned and controlled lot inventory	31,996	17,203	31,996	17,203
Adjusted EBITDA(1)	$32,451	$26,441	$83,233	$68,971
Net debt to net capital(1)	51.8%	47.6%	51.8%	47.6%

(1) Non-GAAP financial measure.

Results of Operations by Operating Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
West	151	—	$488.0	$—	$73,684	$—	$5,259	$—
Mountain	375	344	$417.3	$408.0	156,482	140,356	19,101	18,995
Texas	90	64	$397.5	$396.6	35,772	25,385	2,166	(288)
Southeast	352	298	$309.7	$276.3	108,997	82,334	6,001	7,848
Financial Services	—	—	$—	$—	—	—	505	—
Corporate	—	—	$—	$—	—	—	(17,876)	(6,824)
Total	968	706	$387.3	$351.4	$374,935	$248,075	$15,156	$19,731

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
West	151	—	$488.0	$—	$73,684	$—	$5,259	$—
Mountain	1,046	854	$421.1	$410.7	440,451	350,742	56,137	47,234
Texas	266	252	$409.6	$390.0	108,955	98,270	6,407	2,138
Southeast	866	907	$307.0	$261.7	265,852	237,323	16,609	21,827
Financial Services	—	—	$—	$—	—	—	(192)	—
Corporate	—	—	$—	$—	—	—	(33,904)	(19,942)
Total	2,329	2,013	$381.7	$341.0	$888,942	$686,335	$50,316	$51,257

West

In our West segment, for the three and nine months ended September 30, 2017, our income before income tax increased by $5.3 million in both periods, to $5.3 million.  We acquired the entirety of our operations in the West operating segment in conjunction with our acquisition of UCP, Inc. as discussed above.  During the period from August 4, 2017 through September 30, 2017, we delivered 151 new homes with an average price of $488.0 thousand and generated $73.7 million in home sales revenues in the West.

Mountain

In our Mountain segment, for the three and nine months ended September 30, 2017, our income before income tax increased by $0.1 million and $8.9 million, respectively, to $19.1 million and $56.1 million, respectively, as compared to $19.0 million and $47.2 million, for the same periods in 2016, respectively.  This increase is related to an increase in the number of homes delivered and an increase in the average selling price of those homes during the periods, year over year.

Texas

In our Texas segment, for the three and nine months ended September 30, 2017, our income before income tax increased by $2.5 million and $4.3 million, respectively, to $2.2 million and $6.4 million, respectively, as compared to $(0.3) million and $2.1 million, for the same periods in 2016, respectively.  This increase is related to an increase in the number of homes delivered and an increase in the average selling price of those homes during the periods, year over year.

Southeast

In our Southeast segment, for the three and nine months ended September 30, 2017, our income before income tax decreased by $1.8 million and $5.2 million, respectively, to $6.0 million and $16.6 million, respectively, as compared to $7.8 million and $21.8 million, for the same periods in 2016, respectively.  The number of homes delivered, home sales revenue and average selling price all increased in our Southeast segment year over year.  However, as we have recently started operations in North Carolina and Tennessee, our selling, general and administrative expenses have increased in those states when operations commenced, and as such we have net loss in those states driving the income before income tax to decrease year over year for our Southeast segment.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the three and nine months ended September 30, 2017, we originated and closed 157 loans and 228 loans, respectively, with total principal of $51.0 million and $73.7 million, respectively.  As of September 30, 2017, we have 43 loans in backlog with total principal of $13.6 million.

Corporate

During the three and nine months ended September 30, 2017, our Corporate segment generated losses of $17.9 million and $33.9 million, respectively, as compared to losses of $6.8 million and $19.9 million, for the same periods in 2016, respectively.  The increase in expenses during the three months ended September 30, 2017 was primarily attributed to the following: (1) an increase in acquisition expenses of $7.2 million, and (2) an increase of $4.9 million in our compensation related expenses, including non-cash expenses for share based payments and an increase in the  number of employees after our acquisition of UCP, Inc., partially offset by net decreases in other selling and general administrative expenses and an increase in equity in income from unconsolidated subsidiaries.  The increase in expenses during the nine months ended September 30, 2017 was primarily attributed to the following: (1) an increase in acquisition expenses of $8.2 million, (2)  an increase of $8.0 million in our compensation related expenses, including non-cash expenses for share based payments and an increase in the  number of employees after our acquisition of UCP, Inc., (3) an increase of $2.1 million in information technology related expenses, and (4) an increase of $0.9 million in legal costs, partially offset by an increase in equity in income from unconsolidated subsidiaries.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three and nine months ended September 30, 2017 to 17.0% and 18.2%, respectively,  as compared to 20.3% and 19.9%, for the same periods in 2016, respectively.  The decrease is primarily driven by higher interest expense in cost of sales as a result of higher average debt balances outstanding in 2017 as compared to 2016, and as a result of the increased costs recognized for home sales related to purchase accounting.

In the following table, we calculate our homebuilding gross margin adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three Months Ended September 30,
	2017	%	2016	%

Home sales revenues	$374,935	100.0%	$248,075	100.0%
Cost of home sales revenues	(311,365)	(83.0)%	(197,650)	(79.7)%
Gross margin from home sales	63,570	17.0%	50,425	20.3%
Add: Interest in cost of home sales revenues	8,794	2.3%	5,192	2.1%
Adjusted homebuilding gross margin excluding interest	72,364	19.3%	55,617	22.4%
Add: Purchase price accounting for acquired work in process inventory(1)	6,214	1.7%	100	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory	$78,578	21.0%	$55,717	22.5%

	Nine Months Ended September 30,

	2017	%	2016	%

Home sales revenues	$888,942	100.0%	$686,335	100.0%
Cost of home sales revenues	(727,577)	(81.8)%	(549,886)	(80.1)%
Gross margin from home sales	161,365	18.2%	136,449	19.9%
Add: Interest in cost of home sales revenues	20,625	2.3%	13,177	1.9%
Adjusted homebuilding gross margin excluding interest	181,990	20.5%	149,626	21.8%
Add: Purchase price accounting for acquired work in process inventory(1)	6,331	0.7%	318	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory	$188,321	21.2%	$149,944	21.8%

(1)Non-GAAP financial measure.

 For the three and nine months ended September 30, 2017, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 21.0% and 21.2%, respectively, as compared to 22.5% and 21.8%, for the same periods in 2016, respectively.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Increase
	2017	2016	Amount	%
Selling, general and administrative	$(46,165)	$(30,944)	$(15,221)	49.2%
As a percentage of homes sales revenue	(12.3)%	(12.5)%

	Nine Months Ended September 30,		Increase
	2017	2016	Amount	%
Selling, general and administrative	$(113,597)	$(87,512)	$(26,085)	29.8%
As a percentage of homes sales revenue	(12.8)%	(12.8)%

Our selling, general and administrative costs increased $15.2 million for the three months ended September 30, 2017 as compared to the same period in 2016. The increase was primarily attributable to the following: (1) an increase of $3.4 million in commission expense resulting from a 51% increase in home sales revenues, (2) an increase of $8.1 million in our compensation-related expenses, including incentive compensation associated with our acquisition of UCP, Inc. (3) an increase of $1.6 million in advertising expenses, and (4) a net increase of $2.0 million related to individually insignificant changes in other corporate expenses, including rent, information technology, insurance and legal.

Our selling, general and administrative costs increased $26.1 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase was primarily attributable to the following: (1) an increase of $5.7 million in commission expense resulting from a 30% increase in home sales revenues, (2) an increase of $13.5 million in our compensation-related expenses, including incentive compensation associated with our acquisition of UCP, Inc. (3) an increase of $1.6 million in advertising expenses, (4) an increase of $1.0 million in information technology related costs, (5) an increase of $1.3 million in rent, insurance and office related costs, (6) an increase of $0.5 million in legal costs and (7) a net increase of $2.4 million related to individually insignificant changes in other corporate expenses.

Other Income (Expense)

For the three and nine months ended September 30, 2017, other income (expense) increased to $1.0 million and $2.3 million, respectively, from $0.4 million and $1.4 million, for the same periods in 2016, respectively.  The increases were related to increases in interest and other income partially offset by decreases in gain (loss) on disposition of assets.

Equity in Income from Unconsolidated Subsidiaries

As of September 30, 2017, our investment in WJH was $20.7 million and we recognized $3.7 million and $7.6 million of equity in income of unconsolidated subsidiaries during the three and nine months ended September 30, 2017, respectively.  During the three and nine months ended September 30, 2017, we received operating distributions from WJH of $1.4 million and $5.2 million, respectively.

Income Tax Expense

Our 2017 estimated annual effective tax rate of 36.3% is driven by our blended federal and state statutory rate of 37.8%, which is partially offset by net estimated benefits of 1.5% primarily from additional deductions for tax related to domestic production activities which benefited our rate by 3.2%.  This benefit was partially offset by non-deductible acquisition costs associated with our acquisition of UCP, Inc., along with other items which increased our rate by 1.7%.  Our estimated annual rate of 36.3% was also benefited by discrete items for excess tax benefits related to share based awards that vested during the nine months ended September 30, 2017, resulting in a total tax rate of 34.2%.  For the three months ended September 30, 2017 and 2016, we recorded income tax expense of $5.7 million and $6.4 million, respectively.  For the nine months ended September 30, 2017 and 2016, we recorded income tax expense of $17.2 million and $16.8 million, respectively

Segment Assets

	September 30,	December 31,	Increase (Decrease)
	2017	2016	Amount	Change
West	$302,816	$—	$302,816	NM
Mountain	571,124	541,657	29,467	5.4%
Texas	186,840	138,392	48,448	35.0%
Southeast	394,918	262,448	132,470	50.5%
Financial Services	38,010	—	38,010	NM
Corporate	137,300	65,031	72,269	111.1%
Total assets	$1,631,008	$1,007,528	$623,480	61.9%

Lots owned and	September 30, 2017			December 31, 2016			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,542	2,630	6,172	—	—	—	NM	NM	NM
Mountain	4,291	5,068	9,359	4,354	2,959	7,313	(1.4)%	71.3%	28.0%
Texas	2,223	4,795	7,018	1,356	3,420	4,776	63.9%	40.2%	46.9%
Southeast	4,790	4,657	9,447	2,953	3,254	6,207	62.2%	43.1%	52.2%
Total	14,846	17,150	31,996	8,663	9,633	18,296	71.4%	78.0%	74.9%

NM – Not Meaningful

Of our total lots owned and controlled as of September 30, 2017, 46.4% were owned and 53.6% were controlled, as compared to 47.3% owned and 52.7% controlled as of December 31, 2016.

Total assets increased by $623.5 million, or 61.9%, to $1.6 billion at September 30, 2017. The increase is related to the increase in assets from our acquisition of UCP, Inc., from increased cash balances from our debt offerings completed during 2017, as well as the increased investments in most of our operating segments.

Other Homebuilding Operating Data

	Three Months Ended				Nine Months Ended
Net new home contracts	September 30,		Increase		September 30,		Increase
	2017	2016	Amount	% Change	2017	2016	Amount	% Change
West	114	—	114	NM	114	—	114	NM
Mountain	373	266	107	40.2%	1,290	984	306	31.1%
Texas	133	81	52	64.2%	360	271	89	32.8%
Southeast	294	281	13	4.6%	1,128	1,036	92	8.9%
Total	914	628	286	45.5%	2,892	2,291	601	26.2%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2017 increased by 286 homes, or 45.5%, to 914, compared to 628 for the same period in 2016.  Net new home contracts for the nine months ended September 30, 2017 increased by 601 homes, or 26.2%, to 2,892, compared to 2,291 for the same period in 2016.  The increase in our net new home contracts was driven by our acquisition of UCP, Inc. as well as overall positive market conditions in the markets in which we operate.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and nine months ended September 30, 2017 and 2016 by segment are included in the table below:

	Three Months Ended September 30,		Increase
	2017	2016	Amount	% Change
West	5.2	-	5.2	NM
Mountain	3.8	2.3	1.5	65.2%
Texas	1.8	1.1	0.7	63.6%
Southeast	2.6	3.2	(0.6)	(18.8)%
Total	3.2	2.3	0.9	39.1%

	Nine Months Ended September 30,		Increase
	2017	2016	Amount	% Change
West	5.2	-	5.2	NM
Mountain	4.3	4.1	0.2	4.9%
Texas	1.8	1.7	0.1	5.9%
Southeast	3.6	3.9	(0.3)	(7.7)%
Total	3.5	3.6	(0.1)	(2.8)%

NM – Not Meaningful

Our absorption rate increased by 39.1% to 3.2 per month and decreased by 2.8% to 3.5 per month, during the three and nine months ended September 30, 2017, respectively, as compared to 2.3 per month and 3.6 per month for the same periods in 2016, respectively.  The increase in absorption rate is attributable to the strong homebuilding environment as a result of positive economic trends across our markets.

Selling communities at period end	As of September 30,		Increase/(Decrease)
	2017	2016	Amount	% Change

West	10	—	10	NM
Mountain	33	35	(2)	(5.7)%
Texas	24	23	1	4.3%
Southeast	40	29	11	37.9%
Total	107	87	20	23.0%

NM – Not Meaningful

Our selling communities increased to 107 communities at September 30, 2017 as compared to 87 communities at September 30, 2016.  The increase is attributable to our acquisition of UCP, Inc.

	As of September 30,
Backlog	2017			2016			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	290	$161,013	$555.2	—	$—	$—	NM	NM	NM
Mountain	573	247,876	432.6	421	183,605	436.1	36.1%	35.0%	(0.8)%
Texas	245	101,125	412.8	159	74,098	466.0	54.1%	36.5%	(11.4)%
Southeast	556	179,324	322.5	412	123,224	299.1	35.0%	45.5%	7.8%
Total / Weighted Average	1,664	$689,338	$414.3	992	$380,927	$384.0	67.7%	81.0%	7.9%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At September 30, 2017, we had 1,664 homes in backlog with a total value of $689.4 million, which represents an increase of 67.7% and 81.0%, respectively, as compared to September 30, 2016.  The increase in backlog and backlog value is primarily attributable to our acquisition of UCP, Inc. as well as the increase in the demand for new homes in the communities in which we have historically operated.  The increase in average sales price of homes in backlog is driven by increases in most of our markets as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

Supplemental Pro Forma Information

To aid readers with 2017 over 2016 comparability for the entire merged business, we are also including limited supplemental pro forma information below.

	Three Months Ended September 30,
(dollars in thousands)	2017				2016
	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries		Pro Forma Average sales price
West	$106,547	150	201	$530.1	$79,500	161	155		$512.9
Mountain	156,482	373	375	$417.3	140,356	266	344		$408.0
Texas	35,772	133	90	$397.5	25,385	81	64		$396.6
Southeast	115,596	309	370	$312.4	92,674	367	342		$271.0
Total	$414,397	965	1,036	$400.0	$337,915	875	905	-	$373.4

	Nine Months Ended September 30,
	2017				2016
	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries		Pro Forma Average sales price
West	$279,315	587	560	$498.8	$204,273	502	413		$494.6
Mountain	440,451	1403	1046	$421.1	350,742	984	854		$410.7
Texas	108,955	360	266	$409.6	98,270	271	252		$390.0
Southeast	306,938	1128	1010	$303.9	272,530	1235	1057		$257.8
Total	$1,135,659	3,478	2,882	$394.1	$925,815	2,992	2,576		$359.4

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2017 were the acquisition of UCP, Inc., land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations, bond offerings, and available borrowings under our Credit Agreement to meet our short-term working capital requirements.

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

The Credit Agreement contains customary affirmative and negative covenants (including limitations on the Company’s ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires the Company to maintain (i) a leverage ratio of not more than 1.75 to 1.0 as of the last day of any fiscal quarter, based upon the ratio of debt to tangible net worth of the Company and its subsidiaries on a consolidated basis, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon the ratio of EBITDA to cash interest expense of the Company and its subsidiaries on a consolidated basis, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests of the Company and the guarantors of the Revolving Credit Facility, plus 50% of the amount of consolidated net income of the Company and its subsidiaries, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by the Company and its subsidiaries on a consolidated basis to the Company’s tangible net worth.

As of September 30, 2017, we were in compliance with all covenants under the Credit Agreement.

ATM Program

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the Distribution Agreement, we are authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings. During the three months ended September 30, 2017, we sold and issued an aggregate of 0.4 million shares of our common stock under the Distribution Agreement, which provided net proceeds of $8.9 million, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million.  During the three months ended September 30, 2017, we sold and issued an aggregate of 47.4 thousand shares of our common stock under the Second Distribution Agreement, which provided net proceeds of $1.1 million, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $23.5 thousand.

Mortgage Repurchase Facility – Financial Services

On April 10, 2017, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement (which we refer to as the “Master Repurchase Agreement”) with Branch Banking and Trust Company, as the buyer thereunder (which we refer to as the “Buyer”). The Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $25 million (which we refer to as the “Repurchase Facility”). The primary purpose of the Repurchase Facility is to provide financing and liquidity to Inspire by facilitating purchase transactions in which Inspire transfers eligible loans to the Buyer, against the transfer of funds by the Buyer, subject to a simultaneous agreement by the Seller to repurchase from the Buyer such eligible loans (i) upon written notice to the Buyer by Inspire, (ii) on a prescribed date in the future, (iii) upon the occurrence of prescribed events, or (iv) on the Termination Date (as defined below). The purchase transactions are based on and subject to the terms and conditions set forth in the Master Repurchase Agreement. The maximum aggregate amount of the Buyer’s commitment to fund purchase transactions under the Repurchase Facility is $25 million (which we refer to as the “Commitment”), subject to certain sublimits. The Repurchase Facility and the Buyer’s Commitment thereunder expires on the earlier of (i) April 9, 2018, and (ii) the date when the Buyer’s Commitment is terminated pursuant to the Master Repurchase Agreement or by operation of law (which we refer to as the “Termination Date”).

On September 15, 2017, Inspire entered into a second Master Repurchase Facility (which we refer to as the “Second Master Repurchase Agreement”) with J.P. Morgan Chase Bank, N.A. as the buyer thereunder.   The Second Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $35 million (which we refer to as the “Second Repurchase Facility”).  The purpose of the Second Repurchase Facility is similar to the purpose outlined above for the Repurchase Facility.  Amounts outstanding under the Repurchase Facility and Second Repurchase Facility are not guaranteed by us or any of our subsidiaries.  Each of the Master Repurchase Agreement and Second Master Repurchase Agreement contains various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.    As of September 30, 2017, we were in compliance with all covenants under each of the Master Repurchase Agreement and the Second Repurchase Agreement.

As of September 30, 2017, there was an aggregate of $27.5 million outstanding under the Master Repurchase Agreement and Second Master Repurchase Agreement, which is presented as Mortgage Repurchase Facility in our Condensed Consolidated Balance Sheets. The amount outstanding under the Master Repurchase Agreement and the Second Master Repurchase Agreement was collateralized by $30.1 million of mortgage loans held for sale.

Cash Flows—Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and 2016, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $130.8 million during the nine months ended September 30, 2017 from net cash used of $61.4 million during the same period in 2016. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $95.1 million during the nine months ended September 30, 2017, compared to a net outflow of $85.6 million during the same period in 2016. The outflow in 2017 was driven by our investment in inventories through the purchase of 8,512 lots, including those acquired through our acquisition of UCP, Inc. during the nine months ended September 30, 2017, as well as 2,811 homes under construction as of September 30, 2017.  These outflows were offset by cash inflows associated with 2,329 home deliveries during the nine months ended September 30, 2017.   We had net cash used in working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale of $75.4 million for the nine months ended September 30, 2017, as compared to cash used of $15.3 million for the same period in 2016.

•

Net cash used in investing activities was $66.1 million during the nine months ended September 30, 2017, compared to $5.0 million used during the same period in 2016. The increase relates to our acquisition of UCP Inc., which resulted in cash outflows, net of cash acquired, totaling $77.5 million, and decreased proceeds from sale of assets, partially offset the sale of our South Carolina operations which generated cash proceeds of $17.1 million, as a decrease in purchases of property and equipment during the nine months ended September 30, 2017 as compared to the same period in 2016.

•

Net cash provided by financing activities was $225.9 million during the nine months ended September 30, 2017, compared to $54.5 million during the same period in 2016. The increase in cash provided by financing activities is primarily attributed to cash proceeds from issuance of senior notes totaling $523.0 million, the net proceeds received from the sale of common stock totaling $35.0 million and net proceeds from our mortgage repurchase facility of $27.5 million, partially offset by an increase in net payments on our Revolving Credit Facility totaling $250.0 million, a decrease in proceeds received from issuance of insurance premium notes totaling $11.6 million, and an increase of debt issuance costs of $2.6 million.

As of September 30, 2017, our cash balance was $58.5 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of land under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. These contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time, or in bulk at a point in time, at pre-determined prices. We generally have the right at our discretion to terminate our obligations under both purchase contracts and these contracts by forfeiting our cash deposit with no further financial responsibility to the land seller. Our obligations with respect to the option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2017, we had outstanding contracts for 17,150 lots totaling $754.1 million, and had $11.2 million of non-refundable cash deposits pertaining to land contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of September 30, 2017, and December 31, 2016, we had $70.1 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net income	$9,470	$13,342	(29.0)%	$33,100	$34,467	(4.0)%
Income tax expense	5,686	6,389	(11.0)%	17,216	16,790	2.5%
Interest in cost of home sales revenues	8,794	5,192	69.4%	20,625	13,177	56.5%
Interest expense	1	—	NM	3	4	(25.0)%
Depreciation and amortization expense	2,256	1,418	59.1%	5,073	4,215	20.4%
EBITDA	26,207	26,341	(0.5)%	76,017	68,653	10.7%
Purchase price accounting for acquired work in process inventory	6,214	100	6,113.8%	6,331	318	1,890.9%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	30	—	NM	885	—	NM
Adjusted EBITDA	$32,451	$26,441	22.7%	$83,233	$68,971	20.7%

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

	September 30,	December 31,
	2017	2016
Total debt	$803,481	$454,088
Total stockholders' equity	653,012	473,636
Total capital	$1,456,493	$927,724
Debt to capital	55.2%	48.9%

Total debt	$803,481	$454,088
Cash and cash equivalents	(58,522)	(29,450)
Cash held in escrow	(42,262)	(20,044)
Net debt	702,697	404,594
Total stockholders' equity	653,012	473,636
Net capital	$1,355,709	$878,230

Net debt to net capital	51.8%	46.1%

Adjusted Diluted Earnings per Common Share

Adjusted Diluted Earnings per Common Share (which we refer to as “Adjusted Diluted EPS”) is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. Adjusted Diluted EPS is calculated by excluding the effect of acquisition costs and purchase price accounting for acquired work in process from the calculation of reported EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net income	$9,470	$13,342	$33,100	$34,467
Less: Undistributed earnings allocated to participating securities	(52)	(241)	(289)	(785)
Net income allocable to common stockholders	$9,418	$13,101	$32,811	$33,682
Denominator
Weighted average common shares outstanding - basic	25,445,552	20,673,521	23,038,390	20,643,682
Dilutive effect of restricted stock units	280,585	148,545	236,930	88,248
Weighted average common shares outstanding - diluted	25,726,137	20,822,066	23,275,320	20,731,930
Earnings per share:
Basic	$0.37	$0.63	$1.42	$1.63
Diluted	$0.37	$0.63	$1.41	$1.62

Adjusted Earnings per share
Numerator
Income before income tax expense	$15,156	$19,731	$50,316	$51,257
Purchase price accounting for acquired work in process inventory	6,214	100	6,331	318
Acquisition expense	7,205	53	8,645	466
Adjusted income before income tax expense	28,575	19,884	65,292	52,041
Income tax expense(1)	(9,801)	(6,439)	(21,350)	(17,047)
Adjusted net income	18,774	13,445	43,942	34,994
Less: Undistributed earnings allocated to participating securities	(104)	(243)	(384)	(797)
Adjusted net income allocable to common stockholders	$18,670	$13,202	$43,558	$34,197

Denominator - Diluted	25,726,137	20,822,066	23,275,320	20,731,930

Adjusted diluted earnings per share	$0.73	$0.63	$1.87	$1.65

(1)

The tax rate used in calculating adjusted net income was 34.3% and 32.7% for the three and nine months ended September 30, 2017, respectively.  The tax rate used is reflective of our GAAP tax rate for the three and nine months ended September 30, 2017 of 37.5% and 34.2%, respectively, adjusted for certain acquisition costs which are not deductible for tax.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2017, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

 Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, we completed our acquisition of UCP, Inc. and we are in the process of integrating UCP, Inc. into our overall internal control over financial reporting process.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2017, certain of our employees surrendered approximately 44,220 shares of our common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended September 30, 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July
Purchased 7/1 through 7/31	29,022	$25.90	N/A	N/A
August
Purchased 7/1 through 7/31	-	-	N/A	N/A
September
Purchased 9/1 through 9/30	15,198	24.00	N/A	N/A
Total	44,220	$25.25

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

10.1

Master Repurchase Agreement, dated as of April 10, 2017, by and between Inspire Home Loans Inc. and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2017)

10.2†	Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.3†

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

10.5

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

Century Communities, Inc.

Date: November 2, 2017	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: November 2, 2017	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2017	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)