Form 10-K
period 2017-12-31
Century Communities, Inc.
filed 2018-03-01
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECember 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 was approximately $457.7 million based on the closing price of $24.80 per share as reported on the New York Stock Exchange on June 30, 2017.

As of February 27, 2018, the registrant had 29,616,597 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December  31,  2017

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

The forward-looking statements included in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.  Statements regarding the following subjects, among others, may be forward-looking:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	a downturn in the homebuilding industry, including a decline in real estate values or market conditions resulting in impairment of our assets;
•	changes in assumptions used to make industry forecasts;
•	continued volatility and uncertainty in the credit markets and broader financial markets;
•	our future operating results and financial condition;
•	our business operations;
•	changes in our business and investment strategy;
•	availability of land to acquire, and our ability to acquire such land on favorable terms or at all;
•	availability, terms and deployment of capital;
•	availability of mortgage financing or an increase in the number of foreclosures in the market;
•	shortages of or increased prices for labor, land or raw materials used in housing construction;
•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
•	impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;
•	changes in, or the failure or inability to comply with, governmental laws and regulations;
•	the timing of receipt of regulatory approvals and the opening of projects;
•	the degree and nature of our competition;
•	our leverage and debt service obligations;
•	availability of qualified personnel and our ability to retain our key personnel; and
•	changes in United States generally accepted accounting principles (which we refer to as “GAAP”).

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

PART I

ITEM 1.BUSINESS.

General

Century Communities, Inc., a Delaware corporation (which we refer to as “we,” “CCS,” or the “Company”), is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  Our homebuilding operations are organized into the following four reportable segments based on the geographic regions in which we operate: West, Mountain, Texas and Southeast.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage services and title services, respectively, to our home buyers, have been identified as our Financial Services segment.

Since the private placement of 12.1 million shares of our common stock, par value $0.01 per share, in May of 2013, we have grown rapidly through the acquisitions of other homebuilders and organic entrance into new markets, as outlined below:

•Raised $224 million through 144A equity offering. •Acquired Jimmy Jacobs Homes in Austin and San Antonio Texas for $16 million

•Acquired LVLH in Las Vegas for $165 million.

•Raised $200 million through offering of senior unsecured notes.

•Successfully completed IPO

•Acquired Grand View Builders in Houston for $13 million.

•Acquired Peachtree Communities in Atlanta for $57 million.

	•Raised $60 million through offering of senior unsecured notes. •Expanded unsecured line of credit to $300 million with $100 million accordion feature.	•Entered the Salt Lake City market. •Acquired 50% of Wade Jurney Homes for $15 million. •Formed financial services companies to provide title and mortgage services. •Entered the Charlotte, NC market.

•Expanded unsecured line of credit to $400 million.

•Raised $525 million through offering of senior unsecured notes.

•Entered West Coast and strengthened Southeast presence through the acquisition of UCP, Inc.  for $362 million, including acquired debt

•Expanded Seattle through the acquisition of Sundquist Homes for $50 million.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are available on our website at www.centurycommunities.com as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (which we refer to as the “SEC”).

Description of Business

Land acquisition process

We acquire land for our homebuilding operations with the primary intent to develop and construct single family detached or attached homes for sale on the acquired land.  From time to time, we may sell land to other developers and homebuilders where we have excess land positions. We generally acquire land for cash, either through bulk acquisitions of land or through option contracts.  Option contracts are generally structured where we have the right, but not the obligation, to buy land at predetermined prices on a defined schedule.  Potential land acquisitions are identified by our local management within the markets in which we operate.  Our land acquisition process includes soil tests, independent environmental studies, other engineering work and financial analysis which include an evaluation of expected returns, projected gross margins, estimated sales paces and pricing.  All potential land acquisitions are approved by our Corporate office to ensure appropriate capital allocations taking into consideration current and projected inventory levels and risk adjusted returns.

Homebuilding marketing and sales process

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well-located land positions and offering quality homes. The core of our business plan is to acquire and develop land strategically, based on our understanding of population growth patterns, entitlement restrictions and infrastructure development. We focus on locations within our markets with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and demographics and increasing populations. We believe these conditions create strong demand for new housing, and these locations represent what we believe to be attractive opportunities for long-term growth. We also seek assets that have desirable characteristics, such as good access to major job centers, schools, shopping, recreation and transportation facilities, and we strive to offer a broad spectrum of product types in these locations. Location, product and customer service are key components of the connection we seek to establish with each individual homebuyer. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, from entry-level to first- and second-time move-up buyers and lifestyle homebuyers. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

Our philosophy is to provide a positive experience to our homeowners by actively engaging them in the building process and by enhancing communication, knowledge and satisfaction. In many of our communities, we provide our customers with customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor master bedroom suites to appeal to universal design needs. We also engineer our homes for energy efficiency, which is aimed at reducing the impact on the environment and lowering energy costs to our homebuyers. As part of these efforts, we offer homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

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

Customer relations, quality control and warranty programs

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors we employ are monitored and we make regular inspections and evaluations of our subcontractors.

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

Customer Financing

During the fourth quarter of 2016, our wholly owned subsidiary, Parkway Financial Group, LLC, formed Inspire Home Loans Inc. (which we refer to as “Inspire”).  Inspire offers mortgage services to our homebuyers.  In addition to Inspire, Parkway Title, LLC (which we refer to as “Parkway Title”) provides title services to select markets in which we operate.  Inspire and Parkway Title comprise our

Financial Services segment.  We seek to assist our homebuyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options.

Materials

When constructing homes, we use various materials and components. It has typically taken us five to eight months or more to construct a home, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, among them seasonal variation in availability and increased demand for materials as a result of the improved housing market.

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

Segment and geographic area disclosures

We have broken our homebuilding operations into the following reportable segments based on the geographic markets in which we operate:

•	West (Southern California, Central Valley, Bay Area and Washington)
•	Mountain (Colorado, Nevada and Utah)
•	Texas (Houston, San Antonio and Austin)
•	Southeast (Georgia, North Carolina, South Carolina and Tennessee)

We have also identified our Financial Services operations, which provide mortgage and title services to our homebuyers, as a fifth reportable segment.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding operations through functions, such as our executive, finance, treasury, human resources, and accounting departments.  We have adjusted prior period segment information to conform to the current period presentation.

Footnote 2 (Reporting Segments) of our Consolidated Financial Statements contains information regarding the operations of our reportable segments.

The below table presents the approximate number of employees for each reportable segment as of December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
West	160	-
Mountain	262	265
Texas	106	95
Southeast	308	165
Financial Services	70	-
Corporate	105	40
Total	1,011	565

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

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in metropolitan areas in the States of California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.

Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us.

In the United States, the unemployment rate was 4.1% as of the end of December 2017, according to the U.S. Bureau of Labor Statistics.  People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments.  Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing the demand for the homes we build and by increasing the supply of homes for sale.

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

On December 22, 2017, the Tax Cuts and Jobs Act (which we refer to as the “TCJA”) was signed into law.  The TCJA imposes certain caps and limitations for certain homeowners, such as lowering the mortgage interest deduction cap on a newly purchased home to $750,000 a year from the current $1,000,000 threshold. The resulting loss or reduction of homeowner tax deductions may adversely impact demand for and sales prices of new homes.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, TCJA was signed into law.  The TCJA significantly reforms the Internal Revenue Code of 1986, as amended.  The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected.  Furthermore, as a result of the reduction in the corporate tax rates, we expect to have a significant reduction in the value of our deferred tax assets, but we have not yet fully determined the amount of such reduction. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

Changes to the population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for homes in these regions.

Slower rates of population growth or population declines in the States of California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington, or other key markets in the United States we plan to enter, especially as compared to the high population growth rates in prior years, could affect the demand for housing, causing home prices in these markets to fall, and adversely affect our plans for growth, business, financial condition and operating results.

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

As a homebuilder, we are subject to numerous risks, many of which are beyond our management’s control, such as droughts, floods, wildfires, landslides, soil subsidence, earthquakes and other weather-related and geological events which could damage projects, cause delays in completion of projects, or reduce consumer demand for housing, and shortages in labor or materials, which could delay project completion and cause increases in the prices for labor or materials, thereby affecting our sales and profitability. Many of our core markets are in Colorado, an area which has historically experienced seasonal wildfires and soil subsidence.  Texas, a market into which we continue to expand, has historically experienced tornadoes, coastal flooding and hurricanes.  California and Nevada, markets into which we recently expanded, have historically experienced extreme temperatures, droughts and water shortages.  In addition to directly damaging our projects, earthquakes, wildfires, mudslides or other geological events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

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

Failure to find suitable contractors may have a material adverse effect on our standards of service.

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

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials and skilled labor. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. We compete with large national and regional homebuilding companies and with smaller local homebuilders for land, financing, raw materials and skilled management and labor resources. Furthermore, a number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. Many of these competitors also have long-standing relationships with subcontractors and suppliers in the markets in which we operate. As we expand our operations into California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, Washington, and other markets, we face new competition from many established homebuilders in those markets, and we will not have the benefit of the extensive relationships and strong reputations with subcontractors, suppliers and homebuyers that we enjoy in our Colorado markets.

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

In many cases, we may not be able to recapture increased costs by raising prices.  In addition, deliveries may be staggered over different periods of the year and may be concentrated in particular quarters.  Our quarterly operating results may fluctuate because of these and other factors.

We are subject to financial reporting and other requirements as a public company for which our accounting and other management systems and resources may not be adequately prepared.

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

We have completed the process of compiling the systems necessary to perform the evaluations needed to comply with Section 404 of the Sarbanes-Oxley Act.  These reporting and other obligations place significant demands on our management, administrative, operational, and accounting resources and will cause us to incur significant expenses.  We may in the future need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff.  If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired.  Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

As a public company, we are obligated to maintain proper and effective internal controls over financial reporting.  These internal controls may not be determined to be effective, which may adversely affect investor confidence in the Company.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2017. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are also required to disclose changes made in our internal control and procedures on a quarterly basis.  However, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In order to  continue to maintain effective internal controls over financial reporting, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Unfavorable media related to the Company, our industry, or Company brands, marketing, personnel, operations, business performance or prospects may affect the value of our securities and the performance of our business, regardless of its accuracy or inaccuracy.  Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment.  Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid brands that receive bad press or negative reviews.  Negative publicity may result in a decrease in operating results that could lead to a decline in the value of our securities.

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

Our acquisitions of the assets of Jimmy Jacobs Homes L.P. in September 2013, Las Vegas Land Holdings, LLC in April 2014, Grand View Builders in August 2014, Peachtree Communities Group, Inc. in November 2014, UCP in August 2017, and Sundquist Homes in October 2017 were accounted for as business combinations in accordance with our accounting policies and GAAP with the acquired assets and assumed liabilities recorded at their estimated fair values as of the acquisition date. Based upon estimates of the fair value of the assets to be acquired and the liabilities to be assumed, we have recorded a step-up to the historical basis of an acquired home under construction inventory. As homes are delivered in future periods, this step-up will initially result in gross margins from home sales revenues that are commensurate with the stage of completion of the acquired inventory and the related risk assumed by us for its completion. The ultimate gross margins from home sales revenues that we will be able to achieve from our acquired businesses will be impacted by (1) our ability to construct homes at prices consistent with our forecasted budgets, and (2) future pricing increases or decreases based on market demand.

We may be unable to successfully integrate our and UCP’s businesses or realize the anticipated benefits of the UCP Merger.

The UCP Merger involved the combination of two companies that previously operated as independent public companies. We are currently devoting significant management attention and resources to integrate our and UCP’s business practices and operations. Potential difficulties that we may encounter as part of the integration process include the following:

•

the inability to successfully combine our and UCP’s businesses in a manner that permits us to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the UCP Merger;

•

complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on homebuying customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities associated with the UCP Merger.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of each company’s management; and

•	the disruption of, or the loss of momentum in, our ongoing business.

Any of these issues could adversely affect our business and financial results.

We may be unable to realize anticipated cost synergies and expects to incur substantial expenses related to the UCP Merger, which could have a material adverse effect on our business, financial condition and results of operations.

Following the consummation of the UCP Merger, we expect to realize annualized cost synergies of approximately $10.0 million beginning in 2018.

While we believe these cost synergies are achievable, our ability to achieve such estimated cost synergies in the timeframe described, or at all, is subject to various assumptions by our management, which may or may not be realized, as well as the incurrence of other costs in our operations that offset all or a portion of such cost synergies. As a consequence, we may not be able to realize all of these cost synergies within the timeframe expected or at all. In addition, we may incur additional and/or unexpected costs in order to realize these cost synergies. Failure to achieve the expected cost synergies could significantly reduce the expected benefits associated with the UCP Merger and adversely affect us.

We expect to continue to incur non-recurring costs associated with consummating the UCP Merger, combining the operations of the two companies, and achieving the desired cost synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the UCP Merger and include, among others, fees paid to legal, accounting and financial advisors, employee benefit costs, and filing and printing fees.

These costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results.

We are expected to incur substantial expenses in connection with the integration process related to the UCP Merger.

We are expected to incur substantial expenses in connection with the integration process related to the UCP Merger. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in us taking significant charges against earnings, and the amount and timing of such charges are uncertain at present.

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of the UCP Merger, the size of our business has increased significantly. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits from the UCP Merger.

We may not be able to continue to grow through acquisitions.

In the past, we have sought growth through acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. However, we cannot assure you that we will continue to identify attractive acquisition targets and consummate acquisitions. As a result of the UCP Merger and the incurrence of debt in connection therewith, the amount of our indebtedness is significantly higher than prior to the consummation of the UCP Merger. As a result, we cannot assure you that we will be able to arrange financing for future acquisitions on terms acceptable to us. In addition, the combined company is substantially larger than we have been in the past, and we may face additional scrutiny in connection with federal and state governmental approvals in connection with any future acquisitions of attractive targets or may not be able to obtain such approvals at all. The realization of any of these risks could adversely affect our business.

We may be subject to various risks relating to our plan to vertically integrate mortgage lending into our business.

We are in the process of vertically integrating mortgage lending into our business, which will enable us to provide financing to our homebuyers. There are risks involved with engaging in the mortgage lending business, including establishing sufficient stringent underwriting standards, so as to limit the level of foreclosures experienced on mortgages originated by us. We may hold some of the loans we originate to maturity; however, in order to finance our planned mortgage business, we will most likely sell the loans we originate, either as whole loans or pursuant to a securitization. It is customary in connection with such transactions for the originator, such as we would be, to make representations and warranties to the purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated and to offer certain indemnities and guaranties to the purchasers, guarantors and insurers. In the event of defaults on the loans we originate, we may be required to repurchase or substitute mortgage loans, or indemnify buyers, guarantors or insurers of our loans. Because we have limited experience in originating and underwriting home loans, our underwriting standards may not be as stringent as a more traditional lender, and accordingly, we may experience a higher rate of default than lenders who have engaged in the mortgage lending industry for a longer period of time. Moreover, the loans we originate will be limited primarily to buyers of our homes, so our pool of borrowers will be less diverse than as would be the case with a traditional lender, and thus there could be a higher correlation in the default rate with our borrowers. In addition, because we would be originating loans to buyers of our homes, there is the risk that we may be more incentivized, compared to more traditional lenders, to lower our underwriting standards in order to close home sales. Should our underwriting standards not adequately screen quality applicants, the default rate on the loans we originate may be higher, which could have an adverse impact on our results of operations and financial condition, either because the loans we own are no longer performing or because we are required to repurchase or otherwise indemnify purchasers, guarantors or insurers of the loans we sell or securitize.

Risk Related to Conflicts of Interest

As a result of Dale Francescon’s and Robert Francescon’s relationship with the Company, conflicts of interest may arise with respect to any transactions involving or with Dale Francescon, Robert Francescon, or their affiliates, and their interests may not be aligned with yours.

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, and collectively beneficially own 3,894,572 shares of our common stock, which represents 13.2% of our common stock outstanding as of December 31, 2017.  For so long as Dale Francescon and Robert Francescon continue to beneficially own a significant stake in us, they will have significant influence over the power to:

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

We may incur a substantial amount of debt in the future.  As of December 31, 2017, we had approximately $824.6 million in outstanding indebtedness, consisting of $379.2 million outstanding on our 6.875% Senior Notes due 2022 (which we refer to as our “Existing 6.875% Notes”), $394.7 million outstanding on our 5.875% Senior Notes due 2025 (which we refer to as our “Existing 5.875% Notes”), $48.3 million outstanding on our mortgage repurchase facilities, and $2.3 million outstanding on other financing obligations.

As of December 31, 2017, we had $400 million of available borrowing capacity, with no borrowings outstanding, under our revolving credit facility. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

In addition, while we have not encountered any such issues to date, if the credit rating agencies that rate our debt were to downgrade our credit ratings, it would likely increase our cost of capital and make it more difficult for us to obtain new financing and access the capital and credit markets, which could also have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

As of December 31, 2017, we had approximately $824.6 million in outstanding indebtedness, consisting of $379.2 million outstanding on our Existing 6.875% Notes, $394.7 million outstanding on our Existing 5.875% Notes, $48.3 million outstanding on our mortgage repurchase facilities, and $2.3 million outstanding on other financing obligations.

As of December 31, 2017, we had $400.0 million of available borrowing capacity, with no borrowings outstanding, under our revolving credit facility.  As part of our growth strategy, we may incur a significant amount of additional debt.  Certain of our current debt has, and any additional debt we subsequently incur may have, a floating rate of interest.  Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes.  If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss.  The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

The agreements governing our indebtedness, including our revolving credit facility and the indentures that govern our senior notes, contain negative covenants customary for such financings, such as limiting our ability to sell or dispose of assets, incur additional indebtedness or liens, make certain restricted payments, make certain investments, consummate mergers, consolidations or other business combinations or engage in other lines of business.  These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations.

Our revolving credit facility also requires us to comply with certain financial ratios and covenants, such as maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum tangible net worth.  Our ability to comply with these covenants depends on our financial condition and performance and also is subject to events outside our control.  Asset write-downs, other non-cash charges and other one-time events also impact our ability to comply with these covenants.  In addition, these restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities, which may have a material effect on our operations.  These covenants are subject to important exceptions and qualifications.  Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result.  Our revolving credit facility and other debt agreements, including the indentures governing our senior notes, also contain other events of default customary for such financings.  We cannot provide assurance that we would have sufficient liquidity to repay or refinance our debt if such amounts were accelerated upon an event of default.  If we are unable to service our debt, this could materially affect our business, financial condition or results of operations.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.  As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  There is no assurance that material weaknesses or significant deficiencies will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies.  We may in the future discover areas of our internal controls that need improvement.  We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes.  Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective.  Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.  The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements again, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

On November 1, 2016, we acquired a 50% ownership of WJH LLC (which we refer to as “WJH”), which is a successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc. WJH primarily targets first-time homebuyers in the Southeastern United States.  The Company and Mr. Wade Jurney will share responsibility for all of WJH’s strategic decisions, with Mr. Wade Jurney continuing to manage the day-to-day operations under the existing operating model.

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

Although our common stock is listed on the New York Stock Exchange under the symbol, “CCS,” an active trading market for the shares of our common stock may not be sustained.  Accordingly, no assurance can be given as to the following:

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

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The shares of our common stock are listed on the New York Stock Exchange under the symbol, “CCS.”  The following table sets forth high and low closing price ranges of our common stock for the periods indicated in the years ended December 31, 2017 and 2016, as reported by the New York Stock Exchange.

Quarter Ended in 2017	High	Low
March 31,	$25.40	$20.75
June 30,	$27.90	$24.35
September 30,	$26.10	$21.95
December 31,	$31.35	$25.20

Quarter Ended in 2016	High	Low
March 31,	$17.07	$13.47
June 30,	$18.85	$16.20
September 30,	$21.51	$17.15
December 31,	$21.60	$19.20

Holders

As of February 27, 2018, there were approximately 70 stockholders of record of our common stock.  On February 27, 2018, the last reported sale price of our common stock on the New York Stock Exchange was $31.15 per share.

Dividends

During the years ended December 31, 2017 and 2016, we did not declare or pay any dividends.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the Dow Jones US Home Construction Index, and peer group companies for the periods from June 18, 2014, the date our common stock commenced trading on the New York Stock Exchange, to December 31, 2016.

It is assumed in the graph that $100 was invested in (1) our common stock; (2) the stocks of the companies in the Standard & Poor’s 500 Stock Index; (3) the stocks of the Dow Jones U.S. Home Construction Index; and (4) the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter.  The peer group index is composed of the following companies: AV Homes Inc., Beazer Homes USA, Inc., Inc., M/I Homes, Inc., M.D.C. Holdings, Inc., Tripointe Homes and William Lyon Homes.

The stock price performance shown on the following graph is not indicative of future price performance.

 Comparison of Cumulative Total Return from June 18, 2014  (the Date our Common Stock Commenced Trading on the New York Stock Exchange) to December 31, 2017

$195
$175
$155
$135
$115
$95
$75
June 18, 2014
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
Century Communities, Inc.
Weighted Average Peer Group
S&P 500 Index
Dow Jones U.S. Home Construction Index

Issuer Purchases of Equity Securities

The following table summarizes the number of shares of our common stock that were repurchased from certain employees of the Company during the quarter ended December 31, 2017.  Such shares were not repurchased pursuant to our stock repurchase program, but were repurchased to satisfy statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”).

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October
Purchased 10/1 through 10/31	14,459	$25.25	N/A	N/A
November
Purchased 11/1 through 11/30	—	—	N/A	N/A
December
Purchased 12/1 through 12/31	—	—	N/A	N/A
Total	14,459	$25.25

ITEM 6.SELECTED FINANCIAL DATA.

The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, which are included in “Item 8. Consolidated Financial Statements.”

(in thousands, except per share amounts)	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations:
Total revenues	$1,423,799	$994,440	$734,489	$362,392	$171,133
Income before income tax expense	$84,164	$73,149	$60,305	$30,959	$18,073
Net income	$50,295	$49,540	$39,890	$20,022	$12,431
Basic earnings per share	$2.06	2.34	1.88	1.03	0.95
Diluted earnings per share	$2.03	2.33	1.88	1.03	0.95
Balance Sheet Data (end of period):
Cash and cash equivalents	$88,832	$29,450	$29,287	$33,462	$109,998
Inventories	$1,390,354	$857,885	$810,137	$556,323	$184,072
Total assets	$1,735,022	$1,007,528	$917,741	$670,616	$312,639
Total debt	$824,602	$454,008	$390,243	$224,247	$1,500
Total liabilities	$999,789	$533,892	$508,262	$305,411	$41,083
Equity	$735,233	$473,636	$409,479	$365,205	$271,556
Other Operating Information (dollars in thousands):
Number of homes delivered	3,640	2,825	2,401	1,046	448
Average sales price of homes delivered	$386.1	$346.5	$302.1	$336.4	$382.0
Backlog at end of period, number of homes	1,320	749	714	772	222
Backlog at end of period, aggregate sales value	$572,888	$302,823	$271,138	$246,327	$103,250
Average sales price of homes in backlog	$434.0	$404.3	$379.7	$319.1	$465.1
Net new home contracts	3,814	2,860	2,356	1,042	406
Selling communities at period end	119	89	88	75	23

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  Our homebuilding operations are organized into the following four reportable segments based on the geographic regions in which we operate: West, Mountain, Texas and Southeast.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage services and title services, respectively, to our home buyers have been identified as our Financial Services operating segment.

We build and sell an extensive range of home types across a variety of price points. Our emphasis is on acquiring well-located land positions and offering quality homes with innovative design elements.

Results of Operations – Years Ended December 31, 2017 and 2016

During the year ended December 31, 2017, we experienced moderate improvement in the homebuilding market throughout our operating segments.  The current homebuilding market enjoys a stable macro-economic environment, which includes stable employment growth as well as growth in median household incomes.   These factors along with low levels of existing housing inventory resulted in an environment in which we were able to achieve increases in net new home contracts, home deliveries, and average sales price for the year ended December 31, 2017 of 33.4%, 28.8%, and 11.4%, respectively, as compared to the year ended December 31, 2016.  The increases in net new home contracts, home deliveries and average sales price, along with our continued focus on cost control and investing in our infrastructure prudently as we expand, resulted in total revenue and income before tax of $1.4 billion and $84.2 million, respectively for the year ended December 31, 2017, which represented a 43.2% and 15.1% increase, respectively, over the year ended December 31, 2016.

In August 2017, we acquired UCP, Inc. (which we refer to as “UCP”), which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales.  Our acquisition of UCP included approximately 4,199 owned lots within 43 total communities located in the States of California, Washington, North Carolina, South Carolina and Tennessee. The 4,199 lots included 346 homes in backlog and 59 model homes.  The results of UCP are included in our financial statements from August 4, 2017 through December 31, 2017 and consisted of $201.4 million in revenue related to 403 home deliveries.

Additionally in October 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes and affiliates, a homebuilder with operations in the greater Seattle, Washington area, for approximately $50 million. The acquired assets consisted of approximately 147 owned lots. The 147 lots included 45 homes in backlog.  The results of Sundquist Homes are included in our financial statements from October 31, 2017 through December 31, 2017 and consisted of $18.7 million in revenue related to 24 deliveries.

We believe our operations are well positioned for future growth as a result of the strong markets in which we operate, our product offerings which span the home buying segment as well as current and future inventories of attractive land positions.  As we have grown, we have continued to focus on maintaining prudent leverage and, as a result, we believe we are well positioned to execute on our growth strategy in order to optimize our stockholder returns.

We anticipate the homebuilding markets in each of our operating segments to continue to be tied to the local economy and, to a lesser degree, the macro-economic environment.  Accordingly, our net sales, home deliveries, and average sales price in future years could be negatively affected by economic conditions such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories.  Additionally, our results could be impacted by a decrease in home affordability as a result of price appreciation or significant increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

Our strategy is focused on increasing the returns on our inventory while generating strong profitability. In general, we are focused on the following initiatives:

•	Maintaining a strong balance sheet and prudent use of leverage as we grow;
•	Offering products that appeal to a broad range of entry-level, move-up, lifestyle and luxury homebuyers based on each local market in which we operate;
•	Maintaining a strong pipeline of future land holdings, including utilizing lot option contracts to manage our risk to land holdings;
•	Expanding into new markets that meet our underwriting criteria either through organic start-up operations or through acquisitions of existing homebuilders; and
•	Controlling costs, including costs of home sales revenue and selling and general administrative expenses, to achieve increased profitability.

Our operating strategy has resulted in growth in revenue and income before income taxes over the last five years, and we believe it will continue to produce positive results.  Our operating strategy will continue to evolve to market changes, and we cannot provide any assurances that our strategies will continue to be successful.

The following table summarizes our results of operation for the years ended December 31, 2017 and 2016.

(in thousands, except per share amounts)	Year Ended December 31,
	2017	2016	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$1,405,443	$978,733	$426,710	43.6%
Land sales revenues	8,503	15,707	(7,204)	(45.9)%
	1,413,946	994,440	419,506	42.2%
Financial services revenue	9,853	—	9,853	—
Total revenues	1,423,799	994,440	429,359	43.2%
Homebuilding cost of revenues
Cost of home sales revenues	(1,153,359)	(786,127)	(367,232)	46.7%
Cost of land sales and other revenues	(6,516)	(14,217)	7,701	(54.2)%
	(1,159,875)	(800,344)	(359,531)	44.9%
Financial services costs	(8,664)	—	(8,664)
Selling, general, and administrative	(176,304)	(122,224)	(54,080)	44.2%
Acquisition expense	(9,905)	(490)	(9,415)	1,921.4%
Equity in income of unconsolidated subsidiaries	12,176	191	11,985	6,274.9%
Other income (expense)	2,937	1,576	1,361	86.4%
Income before income tax expense	84,164	73,149	11,015	15.1%
Income tax expense	(33,869)	(23,609)	(10,260)	43.5%
Net income	$50,295	$49,540	$755	1.5%
Earnings per share:
Basic	$2.06	$2.34	$(0.28)	(12.0)%
Diluted	$2.03	$2.33	$(0.30)	(12.9)%
Adjusted diluted earnings per share(1)	$2.87	$2.36	$0.51	21.6%
Other Operating Information (dollars in thousands):
Number of homes delivered	3,640	2,825	815.0	28.8%
Average sales price of homes delivered	$386.1	$346.5	$39.6	11.4%
Homebuilding gross margin percentage	17.9%	19.7%	(1.8)%	(9.1)%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.4%	21.7%	(0.3)%	(1.4)%
Cancellation rate	21%	20%	1%	5.0%
Backlog at end of period, number of homes	1,320	749	571	76.2%
Backlog at end of period, aggregate sales value	$572,888	$302,823	$270,065	89.2%
Average sales price of homes in backlog	$434.0	$404.3	$29.7	7.3%
Net new home contracts	3,814	2,860	954	33.4%
Selling communities at period end	119	89	30	33.7%
Average selling communities	101	89	12	13.5%
Total owned and controlled lot inventory	30,784	18,296	12,488	68.3%
Adjusted EBITDA(1)	$150,477	$100,343	$50,134	50.0%
Adjusted income before income tax expense(1)	$109,694	$74,028	$35,666	48.2%
Adjusted net income(1)	$71,082	$50,135	$20,947	41.8%
Net debt to net capital(1)	48.7%	46.1%	2.6%	5.6%

(1)Non-GAAP financial measure.

Results of Operations by Segment

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
West	398	—	$529.4	$—	$210,696	$—	$14,640	$—
Mountain	1,465	1,222	$418.0	$409.5	612,392	500,386	75,704	66,613
Texas	413	338	$389.6	$400.0	160,891	135,207	10,952	2,686
Southeast	1,364	1,265	$309.0	$271.3	421,464	343,140	29,662	31,138
Financial Services	—	—	$—	$—	—	—	1,225	—
Corporate	—	—	$—	$—	—	—	(48,019)	(27,288)
Total	3,640	2,825	$386.1	$346.5	$1,405,443	$978,733	$84,164	$73,149

West

In our West segment, for the year ended December 31, 2017, our income before income tax increased by $14.6 million to $14.6 million.  We acquired the entirety of our operations in our West segment in conjunction with our acquisitions of UCP and Sundquist Homes as discussed above.  Since completing these acquisitions, we delivered 398 new homes with an average price of $529.4 thousand and generated $210.7 million in home sales revenues in our West segment.

Mountain

In our Mountain segment, for the year ended December 31, 2017, our income before income tax increased by $9.1 million to $75.7 million, as compared to $66.6 million for the same period in 2016.  This increase is related to an increase in the number of homes delivered and an increase in the average selling price of those homes in 2017.

Texas

In our Texas segment, for the year ended December 31, 2017, our income before income tax increased by $8.3 million to $11.0 million as compared $2.7 million for the same period in 2016.  This increase is primarily related to an increase in the number of homes delivered in 2017.

Southeast

In our Southeast segment, for the year ended December 31, 2017, our income before income tax decreased by $1.5 million to $29.7 million, as compared to $31.1 million for the same period in 2016.  The number of homes delivered, home sales revenue and average selling price all increased in our Southeast segment year over year.  However, as we have recently started operations in North Carolina, our selling, general and administrative expenses have increased without a corresponding increase in revenues.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage services and title services, respectively, to our home buyers have been identified as our Financial Services segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the year ended December 31, 2017, we originated and closed 550 loans with a total principal amount of $172.2 million.

Corporate

During the year ended December 31, 2017, our Corporate segment generated losses of $48.0 million, as compared to losses of $27.3 million for the same period in 2016.  The increase in expenses during the year ended December 31, 2017 was primarily attributed to the following: (1) an increase of $9.4 million in acquisition expenses, (2)  an increase of $11.6 million in compensation related expenses, including non-cash expenses for share based payments and an increase in the  number of employees after our acquisition of UCP and

Sundquist Homes, (3) an increase of $3.4 million in information technology related expenses, and (4) an increase of $1.0 million in advertising costs, partially offset by an increase in equity in income from unconsolidated subsidiaries.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the year ended December 31, 2017 to 17.9%, as compared to 19.7% for the year ended December 31, 2016.  The decrease is primarily driven by purchase accounting for acquired work in process inventory.

In the following table, we calculate our gross margins adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.  See “Critical Accounting Policies” below and Footnote 3 (Business Combinations) of our Consolidated Financial Statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

(dollars in thousands)

	Year Ended December 31,
	2017	%	2016	%

Home sales revenues	$1,405,443	100.0%	$978,733	100.0%
Cost of home sales revenues	(1,153,359)	82.1%	(786,127)	80.3%
Gross margin from home sales	252,084	17.9%	192,606	19.7%
Add: Interest in cost of home sales revenues	32,898	2.3%	19,502	2.0%
Adjusted homebuilding gross margin excluding interest (1)	284,982	20.3%	212,108	21.7%
Add: Purchase price accounting for acquired work in process inventory	15,625	1.1%	389	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$300,607	21.4%	$212,497	21.7%

(1)  This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Excluding interest in cost of home sales and purchase price accounting, our adjusted homebuilding gross margin percentage was 21.4% for the year ended December 31, 2017, as compared to 21.7% for the year ended December 31, 2016.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Year Ended December 31,		Increase
	2017	2016	Amount	%
Selling, general and administrative	$(176,304)	$(122,224)	$(54,080)	44.2%
As a percentage of homes sales revenue	(12.5)%	(12.5)%

Our selling, general and administrative costs increased $54.1 million for the year ended December 31, 2017 as compared to 2016.  The increase was primarily attributable to the following:  (1) an increase of $12.1 million in commission expense resulting from a 44% increase in home sales revenues, (2) an increase of $26.2 million in compensation related expenses, including incentive compensation as a result of higher head count to support our growth, (3) an increase of $4.7 million in advertising expenses, (4) an increase of $2.0 million in information technology expenses, and (5) a  net increase of $9.0 million related to individually insignificant changes in other expenses, including rent, insurance, depreciation and legal.

Other Income (Expense)

For the year ended December 31, 2017, other income (expense) increased to $2.9 million from $1.6 million for the same period in 2016.  The increase was related to increases in interest income and forfeited deposits.

Equity in Income from Unconsolidated Subsidiaries

As of December 31, 2017, our investment in WJH was $28.2 million and we recognized $12.2 million and $0.2 million of equity in income of unconsolidated subsidiaries during the years ended December 31, 2017 and 2016, respectively.   Our investment in WJH was made in November 2016, and as such there were limited earnings during 2016.   WJH had 1,742 home deliveries with an average sales price of $148.2 thousand during the year ended December 31, 2017.

Income Tax Expense

Our income tax expense for the year ended December 31, 2017 was $33.9 million, as compared to $23.6 million for the year ended December 31, 2016.  Our income tax expense for the year ended December 31, 2017 results in an effective tax rate of 40.2%, as compared to an effective tax rate of 32.3% for the year ended December 31, 2016.  Our effective tax rate is driven by our blended federal and state statutory rate of 37.8%.  Our blended federal and state statutory tax rate is reflective of the states in which we operate, including Nevada, Texas and Washington which generally do not have corporate income tax.   As a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, we recorded a provisional remeasurement of our deferred tax assets totaling $2.8 million.  Our blended federal and state statutory tax rate is partially offset by benefits from additional deductions for domestic production activities in 2017.

Segment Assets

(dollars in thousands)

	December 31,	December 31,	Increase (Decrease)
	2017	2016	Amount	Change
West	$273,749	$—	$273,749	NM
Mountain	571,880	541,657	30,223	5.6%
Texas	192,078	138,392	53,686	38.8%
Southeast	401,618	262,448	139,170	53.0%
Financial Services	63,137	—	63,137	NM
Corporate	232,560	65,031	167,529	257.6%
Total assets	$1,735,022	$1,007,528	$727,494	72.2%

Lots owned and	December 31, 2017			December 31, 2016			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,742	3,179	6,921	—	—	—	NM	NM	NM
Mountain	4,666	4,856	9,522	4,354	2,959	7,313	7.2%	64.1%	30.2%
Texas	2,517	3,489	6,006	1,356	3,420	4,776	85.6%	2.0%	25.8%
Southeast	4,827	3,508	8,335	2,953	3,254	6,207	63.5%	7.8%	34.3%
Total	15,752	15,032	30,784	8,663	9,633	18,296	81.8%	56.0%	68.3%

Of our total lots owned and controlled as of December 31, 2017, 51.2% were owned and 48.8% were controlled, as compared to 47.3% owned and 52.7% controlled as of December 31, 2016.

Total assets increased by $727.5 million, or 72.2%, to $1.7 billion at December 31, 2017, as compared to $1.0 billion at December 31, 2016. The increase is related to the increase in assets from our acquisitions of UCP and Sundquist Homes, as well as the increased investments in all of our operating segments.

Other Homebuilding Operating Data

	Year Ended
Net new home contracts	December 31,		Increase
	2017	2016	Amount	% Change
West	296	—	296	NM
Mountain	1,591	1,260	331	26.3%
Texas	477	349	128	36.7%
Southeast	1,450	1,251	199	15.9%
Total	3,814	2,860	954	33.4%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2017 increased by 954 homes, or 33.4%, to 3,814, as compared to 2,860 for the year ended December 31, 2016.  The increase in our net new home contracts was driven by an increase in our absorption rates as well as our acquisitions of UCP and Sundquist Homes.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the years ended December 31, 2017 and 2016 by segment are included in the table below:

	Year Ended December 31,		Increase
	2017	2016	Amount	% Change
West	3.7	—	3.7	NM
Mountain	4.0	3.0	1.0	33.3%
Texas	1.7	1.3	0.4	30.8%
Southeast	3.4	3.4	—	—%
Total	3.2	2.7	0.5	18.5%

Our absorption rate increased by 18.5% to 3.2 per month during the year ended December 31, 2017, as compared to 2.7 per month during the same period in 2016.  The increase in absorption rate is attributable to the strong homebuilding environment as a result of positive economic trends across our markets.

Selling communities at period end	As of December 31,		Increase/(Decrease)
	2017	2016	Amount	% Change

West	19	—	19	NM
Mountain	33	35	(2)	(5.7)%
Texas	27	23	4	17.4%
Southeast	40	31	9	29.0%
Total	119	89	30	33.7%

Our selling communities increased by 30 communities to 119 communities at December 31, 2017, as compared to 89 communities at December 31, 2016.  The increase is attributable to our acquisitions of UCP and Sundquist Homes, as well as organic growth in our existing markets.

	As of December 31,
Backlog	2017			2016			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	270	$164,071	$607.7	—	$—	$—	NM	NM	NM
Mountain	455	200,887	441.5	329	148,298	450.8	38.3%	35.5%	(2.1)%
Texas	215	82,886	385.5	151	72,423	479.6	42.4%	14.4%	(19.6)%
Southeast	380	125,044	329.1	269	82,102	305.2	41.3%	52.3%	7.8%
Total / Weighted Average	1,320	$572,888	$434.0	749	$302,823	$404.3	76.2%	89.2%	7.3%

Backlog reflects the number of homes, net of cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At December 31, 2017, we had 1,320 homes in backlog with a total value of $572.9 million, which represents an increase of 76.2% and 89.2%, respectively, as compared to 749 homes in backlog with a total value of $302.8 million at December 31, 2016.  The increase in backlog and backlog value is primarily attributable to our acquisitions of UCP and Sundquist Homes as well as the increase in our absorption rates.  The increase in average sales price of homes in backlog is driven by increases in most of our markets as a result of pricing strength due to positive market trends.

Supplemental Pro Forma Information

To aid readers with 2017 over 2016 comparability for the entire consolidated business including UCP,  the following also presents limited supplemental pro forma information.

	Year Ended December 31,
(dollars in thousands)	2017				2016
	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price
West	$416,327	769	818	$509.0	$289,037	668	596	$485.0
Mountain	612,392	1,591	1,465	$418.0	500,386	1,260	1,222	$409.5
Texas	160,891	477	413	$389.6	135,207	349	338	$400.0
Southeast	462,550	1,563	1,509	$306.5	398,022	1,516	1,489	$267.3
Total	$1,652,160	4,400	4,205	$392.9	$1,322,652	3,793	3,645	$362.9

Results of Operations – Years Ended December 31, 2016 and 2015

During the year ended December 31, 2016, we experienced moderate improvement in the homebuilding market throughout most of our segments.  We were able to achieve increases in net new home contracts, home deliveries, and average sales price for the year ended December 31, 2016 of 21.4%, 17.7%, and 14.7%, respectively, as compared to the year ended December 31, 2015.  The increases in net new home contracts, home deliveries and average sales price, along with our continued focus on cost control and investing in our infrastructure prudently as we expand, resulted in total revenue and net income of $994.4 million and $49.5 million, respectively, for the year ended December 31, 2016, which represented a 35.4% and 24.2% increase, respectively, over the year ended December 31, 2015.

During 2016, we also invested for future growth through (i) our entrance into the Utah and North Carolina markets, (ii) commencing our Financial Services operating segment through our indirect wholly-owned subsidiaries, Inspire and Parkway Title, and (iii) acquiring a 50% ownership in WJH.  We also continued to expand our future pipeline of land positions as we increased our total lots owned and under control from 13,160 as of December 31, 2015 to 18,296 as of December 31, 2016.

The following table summarizes our results of operation for the years ended December 31, 2016 and 2015.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%

Consolidated Statements of Operations:
Revenue
Homebuilding revenues
Home sales revenues	$978,733	$725,437	$253,296	34.9%
Land sales and other revenue	15,707	9,052	6,655	73.5%
	994,440	734,489	259,951	35.4%
Financial services revenue	-	-	-	-
Total revenue	994,440	734,489	259,951	35.4%
Homebuilding Cost of Revenues
Cost of home sales revenues	(786,127)	(579,203)	(206,924)	35.7%
Cost of land sales and other revenues	(14,217)	(8,432)	(5,785)	68.6%
	(800,344)	(587,635)	(212,709)	(36.2)%
Financial services costs	-	-	-	-
Selling, general, and administrative	(122,224)	(87,840)	(34,384)	39.1%
Acquisition expense	(490)	(491)	1	(0.2)%
Equity income of unconsolidated subsidiaries	191	-	191	NM
Other income (expense)	1,576	1,782	(206)	(11.6)%
Income before income tax expense	73,149	60,305	12,844	21.3%
Income tax expense	(23,609)	(20,415)	(3,194)	15.6%
Net income	$49,540	$39,890	$9,650	24.2%
Earnings per share:
Basic	$2.34	$1.88	$0.46	24.5%
Diluted	$2.33	$1.88	$0.45	23.9%
Other Operating Information (dollars in thousands):
Number of homes delivered	2,825	2,401	424	17.7%
Average sales price of homes delivered	$346.5	$302.1	$44.4	14.7%
Homebuilding gross margin percentage	19.7%	20.2%	(0.5)%	(2.5)%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.7%	21.9%	(0.2)%	(1.0)%
Cancellation rate	20%	21%	(1)%	(4.8)%
Backlog at end of period, number of homes	749	714	35	4.9%
Backlog at end of period, aggregate sales value	$302,823	$271,138	$31,685	11.7%
Average sales price of homes in backlog	$404.3	$379.7	$24.6	6.5%
Net new home contracts	2,860	2,356	504	21.4%
Selling communities at period end	89	88	1	1.1%
Average selling communities	89	90	(1)	(1.1)%
Total owned and controlled lot inventory	18,296	13,160	5,136	39.0%
Adjusted EBITDA(1)	$100,343	$78,274	$22,069	28.2%
Adjusted income before income tax expense(1)	$74,028	$63,469	$10,559	16.6%
Adjusted net income(1)	$50,135	$41,255	$8,880	21.5%
Net debt to net capital(1)	46.1%	46.0%	0.1%	0.2%
(1) Non-GAAP financial measure.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Mountain	1,222	898	$409.5	$382.4	$500,385	$343,424	$66,613	$49,515
Texas	338	329	$400.0	$342.9	135,207	112,825	2,686	4,260
Southeast	1,265	1,174	$271.3	$229.3	343,141	269,188	31,138	23,574
Corporate	—	—	$—	$—	—	—	(27,288)	(17,044)
Total	2,825	2,401	$346.5	$302.1	$978,733	$725,437	$73,149	$60,305

Mountain

In our Mountain segment, for the year ended December 31, 2016, our income before income tax increased by $17.1 million to $66.6 million, as compared to $49.5 million for the same period in 2015.  This increase is related to an increase in the number of homes delivered and an increase in the average selling price of those homes in 2016.

Texas

In our Texas segment, for the year ended December 31, 2016, our income before income tax decreased by $1.6 million to $2.7 million, as compared $4.3 million for the same period in 2015.  This decrease is related to an increase in the number of homes delivered and an increase in the gross margin of those homes sold year over year.

Southeast

In our Southeast segment, for the year ended December 31, 2016, our income before income tax increased by $7.6 million to $31.1 million, as compared to $23.6 million for the same period in 2015.  This increase is related to an additional 91 home deliveries with an increase of $42.0 thousand in the average selling price during the year ended December 31, 2016, as compared to the same period in 2015.

Corporate

Our corporate segment generated $27.3 million in loss during the year ended December 31, 2016 as compared to a loss of $17.0 million for the same period in 2015.  The increase in expenses was primarily attributed to the following: (1) an increase of $4.1 million in compensation related expenses, including non-cash expenses for share based payments, (2) an increase of $1.6 million in legal and insurance costs, and  (3) and an increase of $1.0 million in information technology related expenses.

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

In the following table, we calculate our gross margins adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.  See “Critical Accounting Policies” below and Footnote 3  (Business Combinations) of our Consolidated Financial Statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

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

Our selling, general and administrative costs increased $34.4 million for the year ended December 31, 2016 as compared to 2015.  The increase was primarily attributable to the following: (1) an increase of $10.6 million in compensation-related expenses, including incentive compensation, resulting largely from an increase in headcount, (2) an increase of $10.5 million in commission expense to $39.4 million for the year ended December 31, 2016, resulting from a 34.9% increase in home sales revenues, (3) an increase of $2.7 million related to advertising costs associated with our increased number of homes delivered, (4) an increase of $1.2 million related to depreciation and amortization as a result of an increased property plant and equipment balance year over year, (5) an increase of $3.4 million in legal costs, (6) an increase of $1.1 million in information technology expenses related to the growth of the Company, and (7) an increase of $4.9 million related to increases in rent, model expenses, other corporate expenses, and feasibility related costs.

Other Income (Expense)

Other income (expense) remained relatively consistent at $1.6 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively.

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

Segment Assets

	December 31,	December 31,	Increase (Decrease)
	2016	2015	Amount	Change
Mountain	$541,657	$533,862	7,795	1.5%
Texas	138,392	168,571	(30,179)	(17.9)%
Southeast	262,448	185,331	77,117	41.6%
Corporate	65,031	29,977	35,054	116.9%
Total assets	$1,007,528	$917,741	$89,787	9.8%

Lots owned	December 31, 2016			December 31, 2015			% Change
and controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
Mountain	4,354	2,959	7,313	4,835	1,022	5,857	(9.9)%	189.5%	24.9%
Texas	1,356	3,420	4,776	1,493	568	2,061	(9.2)%	502.1%	131.7%
Southeast	2,953	3,254	6,207	2,667	2,575	5,242	10.7%	26.4%	18.4%
Total	8,663	9,633	18,296	8,995	4,165	13,160	(3.7)%	131.3%	39.0%

Of our total lots owned and controlled as of December 31, 2016, 47.3% were owned and 52.7% were controlled, as compared to 68.4% owned and 31.6% controlled as of December 31, 2015.

Total assets increased by $89.8 million, or 9.8%, to $1.0 billion at December 31, 2016. The increase is primarily driven by increased investments in our Southeast and Mountain segments as well as our entrance into the Utah market (Mountain segment) and our purchase of lots in the Charlotte, North Carolina market (Southeast segment).

Other Homebuilding Operating Data

	Year Ended
Net new home contracts	December 31,		Increase
	2016	2015	Amount	% Change
Mountain	1,260	938	322	34.3%
Texas	349	284	65	22.9%
Southeast	1,251	1,134	117	10.3%
Total	2,860	2,356	504	21.4%

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

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the years ended December 31, 2016 and 2015 by segment are included in the table below:

	December 31,		Increase
	2016	2015	Amount	% Change
Mountain	3.0	2.4	0.6	25.0%
Texas	1.3	1.0	0.3	30.0%
Southeast	3.4	3.2	0.2	6.3%
Total	2.7	2.4	0.3	12.5%

Our absorption rate increased by 12.5% to 2.7 per month during the year ended December 31, 2016, as compared to 2.4 per month for the same period in 2015.  The increase in absorption rate is attributable to the strong homebuilding environment as a result of positive economic trends in most of our markets.

Selling communities at period end	As of December 31,		Increase/(Decrease)
	2016	2015	Amount	% Change
Mountain	35	32	3	9.4%
Texas	23	23	—	—%
Southeast	31	33	(2)	(6.1)%
Total	89	88	1	1.1%

Our selling communities increased by one community to 89 communities at December 31, 2016, as compared to 88 communities at December 31, 2015.

	As of December 31,
Backlog	2016			2015			% Change
	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
Mountain	329	148,298	450.8	291	133,876	460.1	13.1%	10.8%	(2.0)%
Texas	151	72,423	479.6	140	63,013	450.1	7.9%	14.9%	6.6%
Southeast	269	82,102	305.2	283	74,249	262.4	(4.9)%	10.6%	16.3%
Total / Weighted Average	749	$302,823	$404.3	714	$271,138	$379.7	4.9%	11.7%	6.5%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At December 31, 2016, we had 749 homes in backlog with a total value of $302.8 million, which represents an increase of 4.9% and 11.7%, respectively, as compared to December 31, 2015.  The increase in backlog and backlog value is primarily attributable to the increase in the demand for new homes in the markets in which we operate.  The increase in average sales price of homes in backlog is driven by increases across all of our operating segments, as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

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

We also serve as the general contractor for custom homes in our Texas segment, where the customer and not the Company owns the underlying land (Build on Your Own Lot Contracts).  Accordingly, we recognize revenue for the Build on Your Own Lot Contracts, which are primarily cost plus contracts, on the percentage-of-completion method where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  As the Company makes such estimates, judgments are required to evaluate potential variances in the cost of materials and labor and productivity.

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (ASC 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with

Customers (Topic 606)” and will be effective for the Company beginning on January 1, 2018, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We plan to adopt ASU 2015-14 on January 1, 2018 under the modified retrospective approach.

We are substantially complete with our evaluation of the impact on our consolidated financial statements of adopting ASU 2015-14.  We have evaluated contracts in each of our revenue streams in our reportable segments and have determined that there will not be a material impact on the amount or timing of recording home sales revenues and related costs of home sales revenues as a result of adopting ASU 2015-14.   While the adoption of ASU 2015-14 will not result in a material impact to our consolidated financial statements, it will impact the following:

•	Certain costs incurred related to our model homes, which were previously capitalized to inventory, will now be expensed as incurred.
•	Forfeited customer earnest money deposits which are currently presented in other income within the Consolidated Statement of Operations will be presented as other revenue.
•	Land sales to third parties which do not meet the definition of a customer in ASC 606, will be classified as other income in our Consolidated Statement of Operations.
•	Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.
•	Reclassification of certain costs related to our model homes from inventory to property and equipment on our Consolidated Balance Sheet.

Under the modified retrospective approach, we anticipate recording an opening adjustment to decrease retained earnings related to model homes costs that were previously capitalized to inventory, but would have been expensed as incurred under ASU 2015-14.

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

For the years ended December 31, 2017, 2016, and 2015, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2017	12	119
Year ended December 31, 2016	4	89
Year ended December 31, 2015	—	88

For the year ended December 31, 2017, we recorded impairment charges on five communities, totaling $0.8 million.  The impairment charges are in “Cost of home sales revenues” in our Consolidated Statement of Operations.  For the years ended December 31, 2016 and 2015, no inventory impairments were recorded.

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

On December 22, 2017, the Tax Cuts and Jobs Act (which we refer to as the “TCJA”) was signed into law.  The TCJA significantly reforms the Internal Revenue Code of 1986, as amended.  The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate, commencing in 2018, from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses the application of ASC Topic 740 to the TCJA.  SAB 118 outlines that if the accounting for the effects of the TCJA is incomplete, but a reasonable estimate can be made, then provisional amounts should be reflected in the financial statements.

Our accounting for the impacts of the TCJA related to current and deferred taxes, and in particular related to our acquisitions of UCP and Sundquist Homes, remain incomplete as of the date of these financial statements.  Accordingly, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally our estimated blended state and federal statutory rate in future periods of approximately 24%.  This remeasurement resulted in a provisional reduction to our deferred tax assets of $2.8 million.  This reduction is reflected in “Income tax expense” in our Consolidated Statement of Operations.

We anticipate that our accounting for the TCJA will be finalized upon the completion of our analysis of our tax basis in UCP, Inc., including refining certain calculations associated with UCP’s distributive share of its investment in UCP, LLC at the acquisition date of August 4, 2017 in accordance with I.R.C. §704(c).  Additionally, we are still reviewing certain items related to the TCJA and refining our calculations.  The resolution of these items could potentially affect the measurement of our provisional reduction to our deferred tax asset.

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

The estimated fair value of the acquired assets and assumed liabilities requires significant judgments by management which are outlined below:

Inventories

The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory.  For acquired land inventory, we typically utilize, with the assistance of a third party appraiser, a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimates include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price.  For work in process inventories, we estimate the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  For the acquisitions that we completed in 2017, we estimated a market participant would require a gross margin ranging from 6% to 22%.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2017 were the acquisition of UCP and Sundquist Homes, as well as for regular land purchases, land development, home construction, investment in unconsolidated subsidiaries and the payment of routine liabilities. We used funds generated by operations, common stock issuances, and available borrowings under our Revolving Credit Facility to meet our short-term working capital requirements.

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

As of December 31, 2017 and 2016, we were in compliance with all covenants under the Credit Agreement.

At-the-Market Offering Program

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents,” and individually as a “Sales Agent”), relating to our common stock.  Under the First Distribution Agreement we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.  During the years ended December 31, 2017 and 2016, we sold and issued 1.4 million and 0.6 million shares of our common stock, respectively, under the First Distribution Agreement, which provided net proceeds to us of $33.5 million and $11.4 million, respectively, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.7 million and $0.2 million, respectively.

On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings. During the year ended December 31, 2017, we sold and issued 2.3 million shares of our common stock under the Second Distribution Agreement, which provided net proceeds to us of $64.6 million, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $1.3 million.  At December 31, 2017, there was approximately $34.2 million available for sale and issuance under the Second Distribution Agreement.

Cash Flows—Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the year ended December 31, 2017 and December 31, 2016, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $114.6 million during the year ended December 31, 2017 from net cash used of $45.8 million during the same period in 2016. The increase in cash used in operations was primarily a result of  an increase in net cash used in working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale of $92.4 million for the year ended December 31, 2017, as compared to cash used of $16.6 million for the same period in 2016.  We had a net outflow associated with inventories of $83.4 million during the year ended December 31, 2017, compared to a net outflow of $91.9 million during the same period in 2016. The outflow in 2017 was driven by our investment in inventories through the purchase of 6,530 lots during the year ended December 31, 2017, as well as 2,228 homes under construction as of December 31, 2017.  These outflows were offset by cash inflows associated with 3,640 home deliveries during the year ended December 31, 2017.

•

Net cash used in investing activities was $134.4 million during the year ended December 31, 2017, compared to $23.2 million used during the same period in 2016. The increase relates to our acquisition of UCP and Sundquist Homes, which resulted in cash outflows, net of cash acquired, totaling $130.0 million an increase in purchases of property and equipment, partially offset the sale of our South Carolina operations which generated cash proceeds of $17.1 million, and a decrease in contributions to our unconsolidated joint venture during the year ended December 31, 2017, as compared to the same period in 2016.

•

Net cash provided by financing activities was $308.5 million during the year ended December 31, 2017, compared to $69.2 million during the same period in 2016. The increase in cash provided by financing activities is primarily attributed to cash proceeds from issuance of senior notes totaling $527.5 million, the net proceeds received from the sale of common stock totaling $98.1 million, and net proceeds from our mortgage repurchase facilities of $48.3 million, partially offset by an increase in net payments on our Revolving Credit Facility totaling $255.0 million, repayment of debt assumed in connection with our UCP acquisition of $151.9 million, a decrease in proceeds received from issuance of insurance premium notes and other indebtedness totaling $9.2 million, and an increase of debt issuance costs of $7.4 million.

As of December 31, 2017, our cash balance was $88.8 million.

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

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest	$1,127,568	$100,609	$99,938	$467,292	$459,729
Operating leases	9,053	3,113	4,270	1,670	-
Total contractual obligations	$1,136,621	$103,722	$104,208	$468,962	$459,729

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2017, we had outstanding purchase contracts and option contracts for 15,032 lots totaling $436.7 million, and had $18.9 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the year ending December 31, 2017, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2017 and 2016,  we had $78.3 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding.  We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2017, 2016, and 2015. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year Ended December 31,
	2017	2016	2015
Net income	$50,295	$49,540	$39,890
Income tax expense	33,869	23,609	20,415
Interest in cost of home sales revenues	32,898	19,502	10,082
Interest expense (income)	(3)	5	10
Depreciation and amortization expense	6,973	5,580	4,713
EBITDA	124,032	98,236	75,110
Purchase price accounting for acquired work in process inventory	15,625	389	2,673
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	915	1,228	—
Acquisition expense	9,905	490	491
Adjusted EBITDA	$150,477	$100,343	$78,274

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

	Year Ended December 31,
	2017	2016	2015
Notes payable and revolving line of credit	$824,602	$454,088	$390,243
Total stockholders' equity	735,233	473,636	409,479
Total capital	$1,559,835	$927,724	$799,723
Debt to capital	52.9%	48.9%	48.8%

Notes payable and revolving line of credit	$824,602	$454,088	$390,243
Cash held in escrow	(37,723)	(20,044)	(11,817)
Cash and cash equivalents	(88,832)	(29,450)	(29,287)
Net debt	698,047	404,594	349,139
Total stockholders' equity	735,233	473,636	409,479
Net capital	$1,433,280	$878,230	$758,618

Net debt to net capital	48.7%	46.1%	46.0%

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

	Year Ended
	December 31,
	2017	2016	2015
Numerator
Net income	$50,295	$49,540	$39,890
Less: Undistributed earnings allocated to participating securities	(384)	(1,050)	(1,323)
Net income allocable to common stockholders	$49,911	$48,490	$38,567
Denominator
Weighted average common shares outstanding - basic	24,280,871	20,679,189	20,569,012
Dilutive effect of restricted stock units	274,638	112,748	—
Weighted average common shares outstanding - diluted	24,555,509	20,791,937	20,569,012
Earnings per share:
Basic	$2.06	$2.34	$1.88
Diluted	$2.03	$2.33	$1.88

Adjusted Earnings per share
Numerator
Income before income tax expense	$84,164	$73,149	$60,305
Purchase price accounting for acquired work in process inventory	15,625	389	2,673
Acquisition expense	9,905	490	491
Adjusted income before income tax expense	109,694	74,028	63,469
Income tax expense, adjusted(1)	(38,612)	(23,893)	(22,214)
Adjusted net income	71,082	50,135	41,255
Less: Undistributed earnings allocated to participating securities	(543)	(1,062)	(1,368)
Adjusted net income allocable to common stockholders	$70,539	$49,073	$39,887

Denominator - Diluted	24,555,509	20,791,937	20,569,012

Adjusted diluted earnings per share	$2.87	$2.36	$1.94

(1)

The tax rate used in calculating adjusted net income was 35.2% for the year ended December 31, 2017.  The tax rate used is reflective of our GAAP tax rate for the applicable periods adjusted for certain acquisition costs which are not deductible for tax and the remeasurement of our deferred tax assets as a result of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.  For the three months and year ended December 31, 2016, our GAAP tax rate was utilized.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of  December 31, 2017, the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer. During 2017, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting is effective as of December 31, 2017. In accordance with the SEC's published guidance, because we acquired UCP and Sundquist Homes during the current fiscal year, management has excluded these companies from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Home sales revenue and the aggregate total assets attributable to UCP and Sundquist Homes was $201.4 million and $18.7 million, respectively, for the year ended December 31, 2017, and $266.5 million and $59.7 million, respectively, as of December 31, 2017.  Based on this assessment, our management concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2017 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Century Communities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of UCP, Inc. or Sundquist Homes and affiliates, which are included in the 2017 consolidated financial statements of the Company and constituted 19% and 39% of total and net assets, respectively, as of December 31, 2017 and 15% and 22% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of UCP, Inc. or Sundquist Homes and affiliates.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Denver, Colorado

March 1, 2018

ITEM 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Election of Directors—Information about Director Nominees,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act no later than April 30, 2018  (which we refer to as our “2018 Proxy Statement”).

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

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Executive Officers and Compensation” in our 2018 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our 2018 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Certain Relationships and Related Party Transactions” in our 2018 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained in under the caption entitled “Fees Incurred for Services by Principal Accountant” in our 2018 Proxy Statement.

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

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2017).

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

4.4

Second Supplemental Indenture, dated as of March 13, 2015, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015).

4.5

Third Supplemental Indenture, dated as of April 9, 2015, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015).

4.5

Fourth Supplemental Indenture, dated as of August 27, 2015, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2015).

4.6

Fifth Supplemental Indenture, dated as of November 8, 2016, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 9, 2016).

4.7

Sixth Supplemental Indenture, dated as of January 26, 2017, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on January 26, 2017).

4.8

Seventh Supplemental Indenture, dated as of October 17, 2017, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2017).

4.9

Indenture (including forms of 5.875% Senior Notes Due 2025), dated as of May 12, 2017, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K, filed with the SEC on May 12, 2017).

4.10

First Supplemental Indenture, dated as of October 17, 2017, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2017 Indenture (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2017).

10.1†	Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K, filed with the SEC on May 12, 2017).

10.2†

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K, filed with the SEC on May 12, 2017).

10.3†

Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K, filed with the SEC on May 12, 2017).

10.4†

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

10.6†

Employment Agreement, dated as of November 17, 2017, by and between Century Communities, Inc. and David Messenger (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 21, 2017).

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

10.11

First Modification Agreement, dated as of July 31, 2015, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2015).

10.12

Second Modification Agreement, dated as of December 22, 2015, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 23, 2015).

10.13

Third Modification Agreement, dated as of August 19, 2016, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, the lenders party thereto, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 24, 2016).

10.14

Commitment Increase Agreement, dated as of February 24, 2017, by and among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent, Flagstar Bank, FSB, and the subsidiary guarantors of Century Communities, Inc. party thereto (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2017).

10.15

Master Repurchase Agreement, dated as of April 10, 2017, by and between Inspire Home Loans Inc. and Branch Banking and Trust Company (incorporated by reference to Century Communities, Inc.’s Current Report on Form 8-K, filed with the SEC on April 13, 2017).

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

Century Communities, Inc.

Date: March 1, 2018	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: March 1, 2018	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	March 1, 2018

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	March 1, 2018

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	March 1, 2018

/s/ J. Scott Dixon	Chief Accounting Officer
J. Scott Dixon	(Principal Accounting Officer)	March 1, 2018

/s/ David L. Messenger, attorney in fact James M. Lippman	Director	March 1, 2018

/s/ David L. Messenger, attorney in fact Keith R. Guericke	Director	March 1, 2018

/s/ David L. Messenger, attorney in fact John P. Box	Director	March 1, 2018

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Denver, Colorado

March 1, 2018

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(in thousands)

	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$88,832	$29,450
Cash held in escrow	37,723	20,044
Accounts receivable	12,999	5,656
Inventories	1,390,354	857,885
Mortgage loans held for sale	52,327	—
Prepaid expenses and other assets	60,812	34,714
Property and equipment, net	27,911	15,935
Investment in unconsolidated subsidiaries	28,208	18,275
Deferred tax assets, net	5,555	—
Amortizable intangible assets, net	2,938	4,204
Goodwill	27,363	21,365
Total assets	$1,735,022	$1,007,528
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$24,831	$15,726
Accrued expenses and other liabilities	150,356	62,296
Deferred tax liability, net	—	1,782
Senior notes payable	776,283	259,088
Revolving line of credit	—	195,000
Mortgage repurchase facilities	48,319	—
Total liabilities	999,789	533,892
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,502,624 and 21,620,544 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	295	216
Additional paid-in capital	566,790	355,567
Retained earnings	168,148	117,853
Total stockholders' equity	735,233	473,636
Total liabilities and stockholders' equity	$1,735,022	$1,007,528

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Homebuilding revenues
Home sales revenues	$1,405,443	$978,733	$725,437
Land sales and other revenues	8,503	15,707	9,052
	1,413,946	994,440	734,489
Financial services revenue	9,853	—	—
Total revenues	1,423,799	994,440	734,489
Homebuilding Cost of Revenues
Cost of home sales revenues	(1,153,359)	(786,127)	(579,203)
Cost of land sales and other revenues	(6,516)	(14,217)	(8,432)
	(1,159,875)	(800,344)	(587,635)
Financial services costs	(8,664)	—	—
Selling, general, and administrative	(176,304)	(122,224)	(87,840)
Acquisition expense	(9,905)	(490)	(491)
Equity in income of unconsolidated subsidiaries	12,176	191	—
Other income	2,937	1,576	1,782
Income before income tax expense	84,164	73,149	60,305
Income tax expense	(33,869)	(23,609)	(20,415)
Net income	$50,295	$49,540	$39,890

Earnings per share:
Basic	$2.06	$2.34	$1.88
Diluted	$2.03	$2.33	$1.88
Weighted average common shares outstanding:
Basic	24,280,871	20,679,189	20,569,012
Diluted	24,555,509	20,791,937	20,569,012

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Equity

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

			Paid-In	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2014	20,876	$209	$336,573	$28,423	$365,205
Repurchase of common stock upon vesting of restricted stock awards	(44)	—	(861)	—	(861)
Issuance of restricted stock awards	501	—	—	—	—
Stock-based compensation expense	—	4	5,241	—	5,245
Forfeitures of restricted stock awards	(29)	—	—	—	—
Net income	—	—	—	39,890	39,890
Balance at December 31, 2015	21,304	$213	$340,953	$68,313	$409,479
Issuance of common stock	578	6	11,363	—	11,369
Repurchase of common stock	(159)	(2)	(2,391)	—	(2,393)
Repurchase of common stock upon vesting of restricted stock awards	(60)	(1)	(1,015)	—	(1,016)
Stock-based compensation expense	—	—	6,657	—	6,657
Forfeitures of restricted stock awards	(42)	—	—	—	—
Net income	—	—	—	49,540	49,540
Balance at December 31, 2016	21,621	$216	$355,567	$117,853	$473,636
Issuance of common stock	3,897	39	97,301	—	97,340
Issuance of common stock in connection with business combination	4,176	42	107,737	—	107,779
Replacement award value in connection with business combination	—	—	1,149	—	1,149
Repurchase of common stock upon vesting of restricted stock awards	(189)	(2)	(4,506)	—	(4,508)
Stock-based compensation expense	—	—	9,542	—	9,542
Forfeitures of restricted stock awards	(2)	—	—	—	—
Net income	—	—	—	50,295	50,295
Balance at December 31, 2017	29,503	$295	$566,790	$168,148	$735,233

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$50,295	$49,540	$39,890
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,973	5,580	4,713
Stock-based compensation expense	9,542	6,657	5,245
Deferred income taxes	674	1,507	1,634
Distribution of income from unconsolidated subsidiaries	5,243	—	—
Equity in income of unconsolidated subsidiaries	(12,176)	(191)	—
(Gain) loss on disposition of assets	577	(446)	(128)
Changes in assets and liabilities:
Cash held in escrow	(17,679)	(8,227)	(1,821)
Accounts receivable	(166)	(488)	(1,438)
Inventories	(83,380)	(91,859)	(208,524)
Prepaid expenses and other assets	(19,959)	(13,420)	4,811
Accounts payable	(3,670)	4,657	(6,102)
Accrued expenses and other liabilities	1,405	854	(1,014)
Mortgage loans held for sale	(52,327)	—	—
Net cash used in operating activities	(114,648)	(45,836)	(162,734)
Investing activities
Purchases of property and equipment	(17,627)	(7,762)	(5,750)
Business combinations net of acquired cash	(130,047)	—	—
Proceeds from sale of South Carolina operations	17,074	—	—
Investment in unconsolidated subsidiaries	(4,000)	(17,000)	—
Other investing activities	154	1,561	1,518
Net cash used in investing activities	(134,446)	(23,201)	(4,232)
Financing activities
Borrowings under revolving credit facilities	175,000	220,000	180,000
Payments on revolving credit facilities	(370,000)	(160,000)	(65,000)
Proceeds from issuance of senior notes	527,500	—	58,956
Proceeds from issuance of insurance premium notes and other	2,320	11,612	1,169
Principal payments on notes payable	(6,998)	(9,217)	(8,656)
Repayment of debt assumed in business combination	(151,919)	—	—
Debt issuance costs	(8,579)	(1,156)	(2,817)
Net proceeds from mortgage repurchase facilities	48,320	—	—
Net proceeds from issuances of common stock	98,063	11,369	—
Repurchases of common stock upon vesting of restricted stock awards	(5,231)	(1,015)	(861)
Repurchases of common stock under our stock repurchase program	—	(2,393)	—
Net cash provided by financing activities	308,476	69,200	162,791
Net decrease in cash and cash equivalents	$59,382	$163	$(4,175)
Cash and cash equivalents
Beginning of period	29,450	29,287	33,462
End of period	$88,832	$29,450	$29,287
Supplemental cash flow disclosure
Cash paid for income taxes	$29,632	$23,467	$18,657

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2017, 2016 and 2015

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”) is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of California, Colorado, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  Our homebuilding operations are organized into the following four reportable segments based on the geographic regions in which we operate: West, Mountain, Texas and Southeast.   Additionally, our indirect wholly-owned subsidiaries Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage services and title services, respectively, to our home buyers have been identified as our Financial Services segment.

On August 4, 2017, we acquired UCP, Inc. (which we refer to as “UCP”) which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina and Tennessee.  The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger.  Additionally, on October 31, 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes and affiliates (which we refer to as “Sundquist Homes”), a homebuilder with operations in the greater Seattle, Washington area, for approximately $50.2 million in cash. Our operating results presented herein include the operations of UCP and Sundquist Homes from the dates of the respective acquisitions through December 31, 2017.

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

Accounts Receivable

Accounts receivable primarily consists of contract receivables related to certain contracts in our Texas segment accounted for under the percentage-of-completion method, income tax receivables and rebates receivables.

We periodically review the collectability of our accounts receivables, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible.  As of December 31, 2017 and 2016, no allowance was recorded related to accounts receivable.

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

If an indicator of impairment is identified, we estimate the recoverability of the community by comparing the estimated future cash flows on an undiscounted basis to its carrying value.  If the undiscounted cash flows are more than the carrying value, the community is recoverable and no impairment is recorded.  If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using a discounted cash flow approach. A community with a fair value less than its carrying value is impaired and is written down to fair value.

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the year ended December 31, 2017, we recorded impairment charges on five communities, totaling $0.8 million, which is included in “Cost of home sales revenues” in our Consolidated Statements of Operations.  For the years ended December 31, 2016 and 2015, no inventory impairments were recorded.

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

We also serve as the general contractor for custom homes in our Texas operating segment, where the customer and not the Company owns the underlying land (which we refer to as “Build on Your Own Lot Contracts”).  Accordingly, we recognize revenue for the Build on Your Own Lot Contracts, which are primarily cost plus contracts, on the percentage-of-completion method where progress toward completion is measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts.  As the Company makes such estimates, judgments are required to evaluate potential variances in the cost of materials and labor and productivity.  During the years ended December 31, 2017, 2016 and 2015, we recognized revenue of $10.4 million, $7.3 million and

$6.1 million, respectively, associated with Build on Your Own Lot Contracts, which is presented in home sales revenues on the Consolidated Statements of Operations.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset.   During the year ended December 31, 2017, we determined that it was no longer probable that we would dispose of the golf course in our Rhodes Ranch Community, in our Mountain segment, within one year.  Accordingly, we reclassified the assets associated with the golf course, previously classified as “Held for sale” within “Prepaid expenses and other assets” to the related assets on our Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.  Additionally, we recorded  a catch-up depreciation expense totaling $0.7 million during the year ended December 31, 2017, which is classified as “Cost of land sales and other revenues” in our Consolidated Statements of Operations.

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Years
Buildings and improvements	3 – 40 years
Leasehold improvements	3 – 10 years
Machinery and equipment	3 – 25 years
Furniture and fixtures	2 – 7 years
Model furnishings	2 – 5 years
Computer hardware and software	1 – 5 years

Mortgage Loans Held for Sale

We use best efforts commitments with various investors to mitigate the risk associated with mortgage loans held for sale.  Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate our interest rate and price risks.  These best effort commitments are considered derivative instruments under ASC 815, “Derivatives and Hedging,” however, we do not have any derivative instruments designated as hedging instruments as of December 31, 2017. Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments” we use the fair value option to record residential mortgage loans available-for-sale at the price they are committed to be sold under the best efforts commitments.

Expected gains and losses from the sale of our loans held for sale are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  As of December 31, 2017, mortgage loans available-for-sale had an aggregate fair value of $52.3 million and an aggregate outstanding principal balance of $50.4 million. The net gain resulting from changes in fair value of the best efforts commitments and mortgage loans held in inventory totaled $1.9 million for the year ended December 31, 2017 and are included in “Financial services revenues.” Realized net gains from the sale of mortgages during the year ended December 31, 2017 were $4.2 million and have been included in “Financial Services revenues.”

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

Amortizable Intangible Assets

Amortizable intangible assets consist of the estimated fair value of trade names, home construction contracts, non-compete agreements, and home plans that were acquired upon closing of the acquisition of Jimmy Jacobs, LVLH, Grand View, and Peachtree.  The acquisitions were accounted for as business combinations as defined in Accounting Standards Codification (which we refer to as “ASC”) 805, Business Combinations.  A high degree of judgment is made by management on variables, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets.  The identified intangible assets are amortized over their respective estimated useful life.  Trade names, non-compete agreements, and other intangibles assets are amortized to selling, general and administrative expenses in the Consolidated Statements of Operations.  Intangible assets for cell phone tower leases, and home construction contracts are amortized to other income and cost of home sales revenues, respectively, as income on the related contracts are earned.

The estimated lives for each major amortizable classification of intangible assets are as follows:

Years
Trade names	2 – 4 years
Home construction contracts	1 – 2 years
Non-compete agreements	2 – 5 years
Cell phone tower leases	5 – 20 years
Home plans	7 years

Earnest Money Deposits

We collect earnest deposits at the time a home buyer’s contract is accepted.  Earnest money deposits held on homes under contract as of December 31, 2017 and 2016, totaled $14.1 million and $7.3 million, respectively, and are included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities.  Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. As of December 31, 2017 and 2016, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority.  The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the Consolidated Statements of Operations.   As of December 31, 2017 and 2016, we had no reserves for uncertain tax positions.

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

As of December 31, 2017 and 2016, we determined our goodwill was not impaired.

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

In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities that most significantly impact the economic performance of the VIE.  In making this determination, we consider whether we have the power to direct certain activities, including, but not limited to, determining or limiting the scope or purpose of the VIE, the ability to sell or transfer property owned or controlled by the VIE, or arranging financing for the VIE. We are not the primary beneficiary of any VIE as of December 31, 2017 and 2016.

We analyzed each of our land option contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary.  Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary.  As a result of our analysis, we determined that as of December 31, 2017, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract.  As of December 31, 2017 and 2016, we have non-refundable cash deposits totaling $18.9 million and $10.5 million, respectively, classified in “Prepaid expenses and other assets” in our Consolidated Balance Sheets for land option contracts.  The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2017 and 2016, respectively.

Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (ASC 606).” ASU 2015-14 defers the effective date of ASU No. 2014-09, “Revenue from Contracts with

Customers (Topic 606)” and will be effective for the Company beginning on January 1, 2018, including interim reporting periods within that period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. We plan to adopt ASU 2015-14 on January 1, 2018 under the modified retrospective approach.

We are substantially complete with our evaluation of the impact on our consolidated financial statements of adopting ASU 2015-14.  We have evaluated contracts in each of our revenue streams in each of our reportable segments and have determined that there will not be a material impact on the amount or timing of recording home sales revenues and related costs of home sales revenues as a result of adopting ASU 2015-14.   While the adoption of ASU 2015-14 will not result in a material impact to our consolidated financial statements, it will impact the following:

•	Certain costs incurred related to our model homes, which were previously capitalized to inventory, will now be expensed as incurred.
•	Forfeited customer earnest money deposits, which are currently presented in other income within the Consolidated Statements of Operations, will be presented as other revenue.
•	Land sales to third parties which do not meet the definition of a customer in ASC 606 will be classified as other income in our Consolidated Statements of Operations.
•	Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.
•	Reclassification of certain costs related to our model homes from inventory to property and equipment on our Consolidated Balance Sheet.

Under the modified retrospective approach, we anticipate recording an opening adjustment to decrease retained earnings related to model homes costs that were previously capitalized to inventory, but would have been expensed as incurred under ASU 2015-14.

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

Recently Adopted Accounting Standards

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

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in ten states, which are aggregated into four regions, each of which is managed by one of our regional presidents.   Each of our homebuilding divisions is considered an operating segment, but has been aggregated into reportable segments defined by our regional structure as each region has similar economic characteristics and housing products.  Each of our regional managers report to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company.  The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability, at the regional level. Accordingly, we have broken our homebuilding operations into the following reportable segments based on the geographic markets in which we operate:

•	West (Southern California, Central Valley, Bay Area and Washington)
•	Mountain (Colorado, Nevada and Utah)
•	Texas (Houston, San Antonio and Austin)
•	Southeast (Georgia, North Carolina, South Carolina and Tennessee)

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

The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
West	$210,696	$—	—
Mountain	616,517	504,293	349,072
Texas	165,170	147,006	116,229
Southeast	421,563	343,141	269,188
Financial Services	9,853	—	—
Corporate	—	—	—
Total revenue	$1,423,799	$994,440	$734,489

Income (loss) before income tax expense:
West	$14,640	$—	—
Mountain	75,704	66,613	49,515
Texas	10,952	2,686	4,260
Southeast	29,662	31,138	23,574
Financial Services	1,225	—	—
Corporate	(48,019)	(27,288)	(17,044)
Total income before income tax expense	$84,164	$73,149	$60,305

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2017	2016
West	$273,749	$—
Mountain	571,880	541,657
Texas	192,078	138,392
Southeast	401,618	262,448
Financial Services	63,137	—
Corporate	232,560	65,031
Total assets	$1,735,022	$1,007,528

Corporate assets include certain cash and cash equivalents, our investment in unconsolidated subsidiaries, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Business Combinations

UCP, Inc.

On August 4, 2017, we acquired UCP, Inc. which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina and Tennessee.  The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  No fractional shares were issued in connection with the merger, and UCP stockholders received cash in lieu of any fractional shares.    Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger.  Outstanding UCP restricted stock units were also converted into an aggregate amount of 0.2 million Century Communities restricted stock units pursuant to the merger. We determined that the total fair value of these awards was $6.2 million, of which $1.1 million was attributable to services performed by UCP employees prior to the merger and, as such, was included as consideration.  During the year ended December 31, 2017, we incurred $9.6 million in acquisition related expenses, presented as “Acquisition expense” on the Unaudited Condensed Consolidated Statements of Operations. Total consideration of $209.0 million inclusive of cash acquired of $20.3 million is summarized as follows (in thousands, except per share amount):

UCP Shares (including noncontrolling interest)	18,085
Cash paid per share	$5.32
Cash consideration	$96,213
Cash consideration pertaining to stockholder exercising appraisal rights	$3,937
Total cash consideration	$100,150

UCP Shares (including noncontrolling interest)	18,085
Exchange ratio	0.2309
Number of CCS shares issued	4,176
Closing price of Century Communities stock	$25.80
Consideration attributable to common stock	$107,737
Total replacement award value	$1,149
Total equity consideration	$108,886

Total consideration in cash and equity	$209,036

The acquired assets consisted of approximately 4,199 owned lots within 43 total communities in the States of California, Washington, North Carolina, South Carolina and Tennessee. The 4,199 lots included 346 homes in backlog and 59 model homes.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination.

The following table summarizes our estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date of UCP (in thousands):

Cash and cash equivalents	$20,264
Accounts receivable	7,248
Inventories	394,098
Prepaid expenses and other assets	6,988
Property and equipment, net	717
Deferred tax asset, net	7,931
Goodwill	5,998
Total assets	$443,244

Accounts payable	$10,712
Accrued expenses and other liabilities	70,577
Notes payable	152,919
Total liabilities	234,208
Purchase price/Net equity	$209,036

The purchase price accounting reflected above is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities including inventories and our deferred tax asset.   We have not yet finalized the allocation of goodwill to our reporting units.

Acquired inventories consist of both acquired land and work in process inventories.  We determined the estimate of fair value for acquired land inventory with the assistance of a third-party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price, and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 20% based upon the stage of production of the individual lot.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  We expect that $6.5 million of Goodwill will be deductible for tax purposes.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date).

On August 17, 2017, we sold BMCH South Carolina, LLC, a subsidiary of UCP that was recently acquired as part of our acquisition of UCP, to a third party for approximately $17.1 million.  Accordingly, the estimated fair value of the acquired assets of BMCH South Carolina, LLC was determined to be equal to the disposal price given the proximity of the two transactions.

We determined that UCP’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

UCP’s results of operations, which include homebuilding revenues of $201.4 million and income before tax of $20.5 million, are included in the accompanying Consolidated Statements of Operations for the period from August 4, 2017 through December 31, 2017.

Sundquist Homes

On October 31, 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes and affiliates, a homebuilder with operations in the greater Seattle, Washington area, for approximately $50.2 million in cash. The acquired assets include owned and controlled land, homes under construction and model homes.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination.

The following table summarizes our preliminary estimates of the fair value of the assets acquired and liabilities assumed as of the acquisition date of Sundquist Homes (in thousands):

Accounts receivable	$11
Inventories	55,077
Prepaid expenses and other assets	1,050
Property and equipment, net	142
Total assets	$56,280

Accounts payable	$3,646
Accrued expenses and other liabilities	2,431
Total liabilities	6,077
Purchase price/Net equity	$50,203

The purchase price accounting reflected above is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities.

Acquired inventories consist of both acquired land and work in process inventories.  We determined the estimate of fair value for acquired land inventory with the assistance of a third-party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price, and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 20% based upon the stage of production of the individual lot.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). We expect that $4.8 million of tax Goodwill will be deductible for tax purposes in connection with this acquisition.  During the year ended December 31, 2017, we incurred $0.3 million in acquisition related expenses, presented as “Acquisition expense” on the Unaudited Condensed Consolidated Statements of Operations.

We determined that Sundquist Homes’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Sundquist Homes’s results of operations, which include homebuilding revenues of $18.7 million and income before tax of $3.9 million, are included in the accompanying Consolidated Statements of Operations for the period from October 31, 2017 through December 31, 2017. Income before income tax includes adjustments for inventory and acquisition expenses.

Unaudited Pro Forma Financial Information

Unaudited pro forma revenue and income before tax expense for the years ended December 31, 2017 and 2016 give effect to the results of the acquisitions of UCP and Sundquist Homes as of January 1, 2017 and 2016, respectively.  Unaudited pro forma income before tax expense adjusts the operating results of UCP and Sundquist Homes to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented and excludes acquisition expense incurred related to the transactions.  Pro forma basic and diluted EPS gives effect to the issuance of approximately 4.2 million shares of common stock as consideration for the acquisition of UCP as though the acquisition had occurred on January 1, 2017 and 2016, respectively (in thousands, except share and per share information):

	Year Ended December 31,
	2017	2016
Revenues	$1,718,924	$1,403,514

Income before tax expense	$110,764	$85,896
Tax expense	(40,822)	(17,848)
Net income	$69,942	$68,048
Less: Undistributed earnings allocated to participating securities	(456)	(1,204)
Numerator for basic and diluted pro forma EPS	$69,486	$66,844

Pro forma weighted average shares-basic	28,456,725	24,855,043
Pro forma weighted average shares-diluted	28,760,635	24,967,791

Pro forma basic EPS	$2.44	$2.69
Pro forma diluted EPS	$2.42	$2.68

4. Inventory

Inventory included the following (in thousands):

	December 31,	December 31,
	2017	2016
Homes under construction	$869,554	$455,454
Land and land development	479,038	373,496
Capitalized interest	41,762	28,935
Total inventories	$1,390,354	$857,885

5. Amortizable Intangible Assets

Amortizable intangible assets included the following (in thousands):

	As of December 31,
	2017	2016
Trade names	$—	$1,185
Non-compete agreements	5,065	5,065
In place lot option contracts	—	628
Cell phone tower lease	1,408	1,408
Home plans	764	764
Gross intangible assets	7,237	9,050
Accumulated amortization	(4,299)	(4,846)
Intangible assets, net	$2,938	$4,204

We recognized amortization expense on our intangible assets of $1.3 million, $1.9 million and $2.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.  During the years ended December 31, 2017 and 2016, we wrote off fully depreciated amortizable intangible assets totaling $1.8 million and $2.2 million, respectively, and the related accumulated amortization.

As of December 31, 2017, expected amortization expense for amortizable intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2018	$1,181
2019	765
2020	173
2021	113
2022	73
Thereafter	633
Net intangible assets, net	$2,938

6. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2017	2016
Land	$3,167	$3,159
Buildings and improvements	2,069	1,571
Leasehold improvements	991	587
Machinery and equipment	10,334	958
Furniture and fixtures	1,938	749
Model furnishings	16,113	12,315
Computer hardware and software	7,605	3,656
	42,217	22,995
Less accumulated depreciation	(14,306)	(7,060)
Total property and equipment, net	$27,911	$15,935

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2017	2016
Prepaid insurance	$6,549	$12,259
Lot option and escrow deposits	35,700	12,320
Performance deposits	3,295	1,544
Deferred financing costs revolving line of credit, net	1,795	2,637
Restricted cash	4,881	1,505
Secured note receivable	2,753	2,850
Other	5,839	1,599
Total prepaid expenses and other assets	$60,812	$34,714

8. Investment in Unconsolidated Subsidiaries

On November 1, 2016, we acquired a 50% ownership interest in WJH LLC (which we refer to as “WJH”), which is the successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc., for $15.0 million of which $1.0 million was held by the Company for potential indemnification claims for a period of twelve months following the closing.  WJH primarily targets first-time homebuyers in the Southeastern United States.  As a result of the transaction, we own 50% of WJH and Wade Jurney Jr., an individual, owns the other 50% interest.  Each party contributed an additional $3.0 million in capital to WJH upon its formation and we incurred $0.1 million in related acquisition costs.  The Company and Wade Jurney Jr. share responsibility for all of WJH’s strategic decisions, with Wade Jurney Jr. continuing to manage the day-to-day operations under the existing operating model.  Our investment in WJH is treated as an unconsolidated investment under the equity method of accounting.

Our aggregate investment in WJH at December 31, 2017 of $28.2 million was more than our share of the underlying net assets of WJH, resulting in outside basis of approximately $5.4 million.  Of the $5.4 million in outside basis, $1.1 million and $4.4 million are attributed to the underlying trade names and goodwill of WJH, respectively.  Amounts allocated to intangible assets will be amortized to equity in earnings over approximately 10 years.

As of December 31, 2017 and 2016, our investment in WJH was $28.2 million and $18.3 million, respectively, and we recognized $12.2 million and $0.2 million of equity in income of unconsolidated subsidiaries during the years ended December 31, 2017 and 2016, respectively.  During the year ended December 31, 2017, we made capital contributions totaling $3.0 million and received operating distributions from WJH of $5.2 million.

The following table provides unaudited selected financial information for WJH as of and for the year ended December 31, 2017, and as of and for the period from November 1, 2016 (our investment date) through December 31, 2016 (in thousands):

	December 31,
	2017 (unaudited)	2016 (unaudited)
Inventories	$101,649	$42,069
Total assets	$136,531	$63,572
Total liabilities	$91,002	$39,733
Partners' capital	$45,529	$23,839
Homebuilding revenues	$271,653	$31,019
Income before income tax expense	$26,185	$2,839

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2017	2016
Earnest money deposits	$14,077	$7,304
Warranty reserve	8,531	2,479
Accrued compensation costs	22,129	12,627
Land development and home construction accruals	61,918	31,486
Liability for product financing arrangement	19,751	—
Accrued interest	14,435	3,039
Income taxes payable	851	783
Other	8,664	4,578
Total accrued expenses and other liabilities	$150,356	$62,296

10. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.5 million, $1.4 million and $0.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, which is included as a reduction to cost of homes sales revenues on our Consolidated Statements of Operations.   Changes in our warranty accrual for the years ended December 31, 2017, 2016, and 2015 are detailed in the table below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$2,479	$2,622	$2,194
Warranty reserve assumed in business combination	5,327	—	—
Warranty expense provisions	4,709	2,873	2,676
Payments	(2,526)	(1,610)	(1,628)
Warranty adjustment	(1,458)	(1,406)	(620)
Ending balance	$8,531	$2,479	$2,622

11. Debt

Our outstanding debt obligations included the following as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
6.875% senior notes	$379,238	$253,089
5.875% senior notes	394,725	—
Financing obligations	2,320	5,999
Senior notes payable	776,283	259,088
Revolving line of credit	—	195,000
Mortgage repurchase facilities	48,319	—
Total debt	$824,602	$454,088

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

In April 2015, we completed a private offering of an additional $60 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “April 2015 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The April 2015 Senior Notes were issued at a price equal to 98.26% of their principal amount, and we received net proceeds of approximately $58.5 million.  The April 2015 Senior Notes were additional notes issued under the May 2014 Indenture.  In October 2015, we completed an offer to exchange $60.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “October 2015 Exchange Notes”), for all of the April 2015 Senior Notes.  The terms of the October 2015 Exchange Notes are identical in all material respects to the April 2015 Senior Notes, except that the October 2015 Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that were applicable to the April 2015 Senior Notes do not apply to the October 2015 Exchange Notes.

In January 2017, we completed a private offering of an additional $125 million in aggregate principal amount of our 6.875% senior notes due 2022 (which we refer to as the “January 2017 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The January 2017 Senior Notes were issued at a price equal to 102.00% of their principal amount, and we received net proceeds of approximately $125.4 million.  The January 2017 Senior Notes were additional notes issued under the May 2014 Indenture.  In April 2017, we completed an offer to exchange $125.0 million in aggregate principal amount of our 6.875% senior notes due 2022, which are registered under the Securities Act (which we refer to as the “April 2017 Exchange Notes”), for all of the January 2017 Senior Notes.  The terms of the April 2017 Exchange Notes are identical in all material respects to the January 2017 Senior Notes, except that the April 2017 Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that were applicable to the January 2017 Senior Notes do not apply to the April 2017 Exchange Notes.

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

As of December 31, 2017, the aggregate amount outstanding on the Existing 6.875% Notes was $379.2 million.

5.875% senior notes

In May 2017, we completed a private offering of $400 million in aggregate principal amount of our 5.875% Senior Notes due 2025 (which we refer to as the “May 2017 Senior Notes”) in reliance on Rule 144A and Regulation S under the Securities Act.  The May 2017 Senior Notes were issued under the Indenture, dated as of May 12, 2017, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2017 Indenture,” as it may be supplemented or amended from time to time).  The May 2017 Senior Notes were issued at a price equal to 100.00% of their principal amount, and we received net proceeds of approximately $395.5 million. In December 2017, we completed an offer to exchange approximately $400.0 million in aggregate principal amount of our 5.875% senior notes due 2025, which are registered under the Securities Act (which we refer to as the “December 2017 Exchange Notes”), for an equivalent amount of the May 2017 Senior Notes that were tendered and accepted for exchange.  The terms of the December 2017 Exchange Notes are identical in all material respects to the May 2017 Senior Notes, except that the December 2017 Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that are applicable to the May 2017 Senior Notes do not apply to the December 2017 Exchange Notes.

The May 2017 Senior Notes and December 2017 Exchange Notes (which we refer to collectively, as the “Existing 5.875% Notes”) will be treated as a single series of notes under the May 2017 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2017 Indenture.

The Existing 5.875% Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The Existing 5.875% Notes contain certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing 5.875% Notes is due July 2025, with interest only payments due semi-annually in January and July of each year.

As of December 31, 2017, the aggregate amount outstanding on the May 2017 Senior Notes and December 2017 Exchange Notes was $394.7 million.

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

The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. The Credit Agreement also requires us to maintain (i) a leverage ratio of not more than 1.50 to 1.0 as of the last day of any fiscal quarter, based upon our and our subsidiaries’ (on a consolidated basis) ratio of debt to tangible net worth, (ii) an interest coverage ratio of not less than 1.50 to 1.0 for any four fiscal quarter period, based upon our and our subsidiaries’ (on a consolidated basis) ratio of EBITDA to cash interest expense, (iii) a consolidated tangible net worth of not less than the sum of $250 million, plus 50% of the net proceeds of any issuances of equity interests by us and the guarantors of the Revolving Credit Facility, plus 50% of the amount of our and our subsidiaries’ consolidated net income, (iv) liquidity of not less than $25 million, and (v) a risk asset ratio of not more than 1.25 to 1.0, based upon the ratio of the book value of all risk assets owned by us and our subsidiaries to the our tangible net worth. As of December 31, 2017, we were in compliance with all covenants under the Credit Agreement.

As of December 31, 2017, we did not have any amounts outstanding under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

On April 10, 2017, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement (which we refer to as the “First Master Repurchase Agreement”) with Branch Banking and Trust Company, as the buyer thereunder (which we refer to as the “Buyer”). The First Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $25 million (which we refer to as the “First Repurchase Facility”). The primary purpose of the First Repurchase Facility is to provide financing and liquidity to Inspire by facilitating purchase transactions in which Inspire transfers eligible loans to the Buyer, and the Buyer transfers funds, subject to a simultaneous agreement by the Seller to repurchase from the Buyer such eligible loans (i) upon written notice to the Buyer by Inspire, (ii) on a prescribed date in the future, (iii) upon the occurrence of prescribed events, or (iv) on the Termination Date (as defined below). The purchase transactions are based on and subject to the terms and conditions set forth in the First Master Repurchase Agreement. The maximum aggregate amount of the Buyer’s commitment to fund purchase transactions under the First Repurchase Facility is $25 million (which we refer to as the “Commitment”), subject to certain sublimits. The First Repurchase Facility and the Buyer’s Commitment thereunder expires on the earlier of (i) April 9, 2018, and (ii) the date when the Buyer’s Commitment is terminated pursuant to the First Master Repurchase Agreement or by operation of law (which we refer to as the “Termination Date”).

On September 15, 2017, Inspire entered into a second Master Repurchase Facility (which we refer to as the “Second Master Repurchase Agreement”) with J.P. Morgan Chase Bank, N.A. as the buyer thereunder.   The Second Master Repurchase Agreement provides Inspire with a revolving mortgage loan repurchase facility of up to $35 million (which we refer to as the “Second Repurchase Facility”).  The purpose of the Second Repurchase Facility is similar to the purpose outlined above for the First Repurchase Facility.  Amounts outstanding under the First Repurchase Facility and Second Repurchase Facility are not guaranteed by us or any of our subsidiaries.  Each of the First Master Repurchase Agreement and Second Master Repurchase Agreement contains various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of December 31, 2017, we were in compliance with all covenants under each of the First Repurchase Facility and Second Repurchase Facility.

As of December 31 2017, there was an aggregate $48.3 million outstanding under both the First Master Repurchase Agreement and Second Master Repurchase Agreement, and such outstanding amount was collateralized by the mortgage loans held for sale.

Other Financing Obligations

As of December 31, 2017, we had $2.3 million of outstanding land development notes.  During the year ended December 31, 2017, we repaid four outstanding insurance premium notes.  As of December 31, 2016, we had $6.0 million of outstanding insurance premium notes.

Aggregate annual maturities of debt as of December 31, 2017 are as follows (in thousands):

2018	$50,639
2019	—
2020	—
2021	—
2022	385,000
Thereafter	400,000
Total	835,639
Less: Discount and deferred financing costs, net on senior notes	(11,037)
Carrying amount	$824,602

12. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2017, 2016, and 2015, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of machinery related to our golf course operations.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest capitalized beginning of period	$28,935	$21,533	$11,302
Interest capitalized during period	45,725	26,904	20,313
Less: capitalized interest in cost of sales	(32,898)	(19,502)	(10,082)
Interest capitalized end of period	$41,762	$28,935	$21,533

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (which we refer to as the “TCJA”) was signed into law.  The TCJA significantly reforms the Internal Revenue Code of 1986, as amended.  The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate, commencing in 2018, from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

Also on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses the application of ASC Topic 740 to the TCJA.  SAB 118 outlines that if the accounting for the effects of the TCJA is incomplete, but a reasonable estimate can be made, then provisional amount should be reflected in the financial statements.

Our accounting for the impacts of the TCJA related to current and deferred taxes, and in particular our deferred taxes related to our acquisition of UCP and Sundquist Homes, remains incomplete as of the date of these financial statements.  Accordingly, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally our estimated blended state and federal statutory rate in future periods of approximately 24%.  This remeasurement resulted in a provisional reduction to our deferred tax assets of $2.8 million.  This reduction is reflected in “Income tax expense” in our Consolidated Statements of Operations.

We anticipate that our accounting for the TCJA will be finalized upon the completion of our analysis of our tax basis in UCP and Sundquist Homes, including refining certain calculations associated with UCP’s distributive share of its investment in UCP, LLC at the acquisition date of August 4, 2017 in accordance with I.R.C. §704(c).  Additionally, we are still reviewing certain items related to the TCJA and refining our calculations.  The resolution of these items could potentially affect the measurement of our provisional reduction to our deferred tax asset.

Our income tax expense for the years ended December 31, 2017, 2016 and 2015 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$29,241	$19,417	$16,754
State and local	3,954	2,685	2,027
Total current	33,195	22,102	18,781
Deferred
Federal	920	1,357	1,513
State and local	(246)	150	121
Total deferred	674	1,507	1,634
Income tax expense	$33,869	$23,609	$20,415

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 35% to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statutory income tax expense	$29,469	$25,602	$21,107
State income tax expense, net of federal income tax expense	3,596	1,954	1,690
Domestic production activities deduction	(2,513)	(2,146)	(1,766)
Provisional re-measurement of deferred tax assets	2,790	-	-
Federal energy credits	-	(1,944)	-
Other permanent items	248	221	37
Other adjustments	279	(78)	(653)
Income tax expense	$33,869	$23,609	$20,415

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets
Warranty reserves	$1,848	$928
Amortizable intangible assets	-	113
Stock based compensation	1,629	2,105
Accrued compensation and other	574	845
Inventories, additional costs capitalized for tax	7,844	-
Deferred tax asset	11,895	3,991

Deferred tax liabilities
Prepaid expenses	148	191
Property and equipment	4,276	2,023
Amortizable intangible assets	1,280	-
Accrued expenses	636	3,057
Inventories, additional costs capitalized for tax	-	502
Deferred tax liability	6,340	5,773
Net deferred tax asset/(liability)	$5,555	$(1,782)

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit.  During the year, the Company did not record a reserve for uncertain tax positions.  We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2014 through 2017. Additionally, we are subject to various state income tax examinations for the 2013 through 2017 calendar tax years.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		December 31, 2017		December 31, 2016
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,753	$2,727	$2,850	$2,828
Mortgage loans held for sale(2)	Level 2	$52,327	$52,327	$—	$—

6.875% senior notes(3)	Level 2	$379,238	$397,044	$253,089	$260,090
5.875 % senior notes (3)	Level 2	$394,725	$400,225	$—	$—
Revolving line of credit(4)	Level 2	$—	$—	$195,000	$195,000
Insurance premium notes and other(4)	Level 2	$2,320	$2,320	$5,999	$5,999
Mortgage repurchase facilities(4)	Level 2	$48,319	$48,319	$—	$—

(1)	Estimated fair value of the secured notes received was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value as of December 31, 2017, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value.  Nonfinancial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

15. Operating Leases

The Company maintains noncancellable operating leases for office space.  The Company recognizes expense on a straight-line basis over the life of each lease.  Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.3 million, $1.4 million and  $1.1 million, respectively, included in selling, general, and administrative on our Consolidated Statements of Operations.

Future minimum lease payments as of December 31, 2017 are as follows (in thousands):

2018	$3,113
2019	2,314
2020	1,956
2021	1,418
2022	252
Thereafter	—
Total	$9,053

16. Post-Retirement Plan

The Company has a 401(k) plan covering substantially all employees.  The Company makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation.  The Company also has a second 401(k) plan assumed from our acquisition of UCP, in which matching contributions are based on a percentage of employee compensation.  Contributions to the plans during the years ended December 31, 2017, 2016 and 2015 were $1.0 million, $0.4 million and $0.2 million, respectively.

17. Stock-Based Compensation

During the year ended December 31, 2017, we granted shares of restricted stock units, which vest over a period of three years from the grant date.

The following table summarizes the activity of our restricted stock units and restricted common stock for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	852	$15.81	696	$18.18	366	$20.78
Granted	460	21.64	514	14.28	500	16.92
Vested	(452)	17.19	(297)	18.65	(141)	20.62
Forfeited	(26)	19.63	(61)	16.05	(29)	17.42
Outstanding, end of year	834	$18.16	852	$15.81	696	$18.18

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of December 31, 2017
	Restricted Stock Awards	Restricted Stock Units	Total
Unvested awards/units	138	696	834
Unrecognized compensation cost	$319	$7,034	$7,353
Period to recognize compensation cost	0.2 years	1.8 years	1.8 years (average)

During the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $9.5 million, $6.7 million and $5.2 million, respectively, which is generally included in selling, general, and administrative on the Consolidated Statements of Operations.

18. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share.  As of December 31, 2017 and 2016, there were 29.4 million and 21.3 million shares of common stock issued and outstanding, exclusive of the restricted common stock issued, respectively.

We issued 0.3 million shares of common stock related to the vesting of restricted stock awards during the years ended December 31, 2017 under our First Amended & Restated 2013 Long-Term Incentive Plan.  At our 2017 annual meeting of stockholders held on May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective.  As of December 31, 2017, approximately 1.2 million shares remain available for issuance under the 2017 Incentive Plan.  We also issued 4.2 million shares of our common stock in connection with our acquisition of UCP, as discussed in Note 3.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings. During the years ended December 31, 2017 and 2016, we sold and issued an aggregate of 3.7 million and 0.6 million shares of our common stock, respectively, under the First Distribution Agreement and Second Distribution Agreement, which provided net proceeds to us of $98.1 million and $11.4 million, respectively, and in connection with such sales, we paid total commissions and fees to the Sales Agents of $2.0 million and $0.2 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share information):

	Year Ended December 31,
	2017	2016	2015
Numerator
Net income	$50,295	$49,540	$39,890
Less: Undistributed earnings allocated to participating securities	(384)	(1,050)	(1,323)
Net income allocable to common stockholders	$49,911	$48,490	$38,567
Denominator
Weighted average common shares outstanding - basic	24,280,871	20,679,189	20,569,012
Dilutive effect of restricted stock units	274,638	112,748	—
Weighted average common shares outstanding - diluted	24,555,509	20,791,937	20,569,012
Earnings per share:
Basic	$2.06	$2.34	$1.88
Diluted	$2.03	$2.33	$1.88

We do not have any common unit equivalents to exclude from diluted earnings per share during the years ended December 31, 2017, 2016 and 2015.

20. Related-Party Transactions

Prior to our May 2013 private placement, the Company transacted with entities that were controlled by the same individuals who control the Company and are Co-CEOs of the Company.  Transactions between entities under common control for land inventory are recorded at the carrying basis of the related party.

During the years ended December 31, 2017, 2016 and 2015, we delivered homes for which the land was originally purchased from entities under common control.  Recording the lots at the carrying basis of the entities under common control as opposed to the purchase price benefitted gross margins by $0.8 million, $2.9 million, and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, we have no land which was originally purchased from entities under common control.

21. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2017 and 2016, we had $78.3 million and $70.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

22. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2017
Home sales revenues	$226,420	$287,588	$374,935	$516,500
Gross margin from home sales revenues	$44,096	$53,700	$63,570	$90,718
Income before tax expense	$12,051	$23,109	$15,156	$33,848
Net income	$8,799	$14,831	$9,470	$17,195
Basic earnings per share	$0.40	$0.67	$0.37	$0.61
Diluted earnings per share	$0.40	$0.66	$0.37	$0.60

2016
Home sales revenues	$181,081	$257,179	$248,075	$292,398
Gross margin from home sales revenues	$36,728	$49,296	$50,425	$56,157
Income before tax expense	$12,429	$19,097	$19,731	$21,892
Net income	$7,983	$13,142	$13,342	$15,073
Basic and diluted earnings per share	$0.38	$0.62	$0.63	$0.71

23. Supplemental Guarantor Information

The Existing 6.875% Notes and the Existing 5.875% Notes are our unsecured senior obligations, and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to as “Guarantors”).

Each of the May 2014 Indenture governing the Existing 6.875% Notes, and the May 2017 Indenture governing the Existing 5.875% Notes, provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the applicable Indenture), which sale, transfer, exchange or other disposition does not constitute an “Asset Sale” (as defined in the applicable Indenture) or is made in compliance with applicable provisions of the applicable Indenture; (2) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the assets of such Guarantor, which sale, transfer, exchange or other disposition does not constitute an Asset Sale or is made in compliance with applicable provisions of the applicable Indenture; provided, that after such sale, transfer, exchange or other disposition, such Guarantor is an “Immaterial Subsidiary” (as defined in the applicable Indenture); (3) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the applicable Indenture; provided that if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the applicable Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the applicable Indenture; (4) upon the designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the applicable Indenture), in accordance with the applicable Indenture; (5) if the Company exercises its legal defeasance option or covenant defeasance option under the applicable Indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the applicable Indenture, upon such exercise or discharge; or (6) in connection with the dissolution of such Guarantor under applicable law in accordance with the applicable Indenture.

As the guarantees were made in connection with the February 2015 exchange offer for the Initial Exchange Notes, the October 2015 exchange offer for the October 2015 Exchange Notes, the April 2017 exchange offer for the April 2017 Exchange Notes, and the December exchange offer for the December 2017 Exchange Notes, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$56,234	$23,399	$9,199	$—	$88,832
Cash held in escrow	—	37,088	635	—	37,723
Accounts receivable	3,124	9,944	(69)	—	12,999
Investment in consolidated subsidiaries	1,434,619	—	—	(1,434,619)	—
Inventories	—	1,390,354	—	—	1,390,354
Mortgage loans held for sale	—	—	52,327	—	52,327
Prepaid expenses and other assets	3,028	57,273	511	—	60,812
Deferred tax assets, net	5,555	—	—	—	5,555
Property and equipment, net	11,694	15,683	534	—	27,911
Investment in unconsolidated subsidiaries	28,208	—	—		28,208
Amortizable intangible assets, net	—	2,938	—	—	2,938
Goodwill	—	27,363	—	—	27,363
Total assets	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$1,452	$23,057	$322	$—	$24,831
Accrued expenses and other liabilities	31,814	117,070	1,472	—	150,356
Notes payable	773,963	2,320	—	—	776,283
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facilities	—	—	48,319	—	48,319
Total liabilities	807,229	142,447	50,113	—	999,789
Stockholders’ equity:	735,233	1,421,595	13,024	(1,434,619)	735,233
Total liabilities and stockholders’ equity	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$14,637	$8,646	$6,167	$—	$29,450
Cash held in escrow	—	20,044	—	—	20,044
Accounts receivable	2,980	2,676	—	—	5,656
Investment in subsidiaries	895,990	—	—	(895,990)	—
Inventories	—	857,885	—	—	857,885
Prepaid expenses and other assets	3,303	31,244	167	—	34,714
Property and equipment, net	1,166	14,747	22	—	15,935
Investment in unconsolidated subsidiaries	18,275	—	—	—	18,275
Amortizable intangible assets, net	—	4,204	—	—	4,204
Goodwill	—	21,365	—	—	21,365
Total assets	$936,351	$960,811	$6,356	$(895,990)	$1,007,528
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$257	$15,593	$(124)	$—	$15,726
Accrued expenses and other liabilities	12,587	49,679	30	—	62,296
Deferred tax liabilities, net	1,782	—	—	—	1,782
Senior notes payable	253,089	5,999	—	—	259,088
Revolving line of credit	195,000	—	—	—	195,000
Total liabilities	462,715	71,271	(94)	—	533,892
Stockholders’ equity:	473,636	889,540	6,450	(895,990)	473,636
Total liabilities and stockholders’ equity	$936,351	$960,811	$6,356	$(895,990)	$1,007,528

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$1,405,443	$—	$—	$1,405,443
Land sales and other revenues	—	8,503	—	—	8,503
	—	1,413,946	—	—	1,413,946
Financial services revenue	—	—	9,853	—	9,853
Total revenues	—	1,413,946	9,853	—	1,423,799
Homebuilding cost of revenues
Cost of homes sales revenues	—	(1,153,359)	—	—	(1,153,359)
Cost of land sales and other revenues	—	(6,516)	—	—	(6,516)
	—	(1,159,875)	—	—	(1,159,875)
Financial services costs	—	—	(8,664)	—	(8,664)
Selling, general and administrative	(48,386)	(127,918)	—	—	(176,304)
Acquisition expense	(9,905)	—	—	—	(9,905)
Equity in earnings from consolidated subsidiaries	83,979	—	—	(83,979)	—
Equity in income of unconsolidated subsidiaries	12,176	—	—	—	12,176
Other income (expense)	1,080	1,820	37	—	2,937
Income before income tax expense	38,944	127,973	1,226	(83,979)	84,164
Income tax expense	11,351	(44,791)	(429)	—	(33,869)
Net income	$50,295	$83,182	$797	$(83,979)	$50,295

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$978,733	$—	$—	$978,733
Land sales and other revenues	—	15,707	—	—	15,707
	—	994,440	—	—	994,440
Financial services revenue	—	—	—	—	—
Total revenues	—	994,440	—	—	994,440
Homebuilding cost of revenues
Cost of homes sales revenues	—	(786,127)	—	—	(786,127)
Cost of land sales and other revenues	—	(14,217)	—	—	(14,217)
	—	(800,344)	—	—	(800,344)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(25,674)	(96,235)	(315)	—	(122,224)
Acquisition expense	(490)	—	—	—	(490)
Equity in earnings from consolidated subsidiaries	64,297	—	—	(64,297)	—
Equity in income of unconsolidated subsidiaries	191	—	—	—	191
Other income (expense)	34	1,542	—	—	1,576
Income before income tax expense	38,358	99,403	(315)	(64,297)	73,149
Income tax expense	11,182	(34,791)	—	—	(23,609)
Net income	$49,540	$64,612	$(315)	$(64,297)	$49,540

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2015 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$725,437	$—	$—	$725,437
Land sales and other revenues	—	9,052	—	—	9,052
	—	734,489	—	—	734,489
Financial services revenue	—	—	—	—	—
Total revenues	—	734,489	—	—	734,489
Homebuilding cost of revenues
Cost of homes sales revenues	—	(579,203)	—	—	(579,203)
Cost of land sales and other revenues	—	(8,432)	—	—	(8,432)
	—	(587,635)	—	—	(587,635)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(18,013)	(69,827)	—	—	(87,840)
Acquisition expense	(491)	—	—	—	(491)
Equity in earnings from consolidated subsidiaries	51,197	—	—	(51,197)	—
Other income (expense)	44	1,738	—	—	1,782
Income before income tax expense	32,737	78,765	—	(51,197)	60,305
Income tax expense	7,153	(27,568)	—	—	(20,415)
Net income	$39,890	$51,197	$—	$(51,197)	$39,890

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(27,787)	$(36,309)	$(50,552)	$—	$(114,648)
Net cash used in investing activities	$(456,299)	$(118,583)	$(513)	$440,949	$(134,446)
Financing activities
Borrowings under revolving credit facilities	$175,000	$—	$—	$—	$175,000
Payments on revolving credit facilities	(370,000)	—	—	—	(370,000)
Proceeds from issuance of senior notes	527,500	—	—	—	527,500
Proceeds from insurance premium notes and other	—	2,320	—	—	2,320
Repayment of debt assumed in business combination	—	(151,919)	—	—	(151,919)
Principal payments on notes payable	—	(6,998)	—	—	(6,998)
Debt issuance costs	(8,579)	—	—	—	(8,579)
Repurchases of common stock upon vesting of restricted stock awards	(5,231)	—	—	—	(5,231)
Payments from (and advances to) parent/subsidiary	108,930	326,242	5,777	(440,949)	—
Net proceeds from mortgage repurchase facilities	—	—	48,320	—	48,320
Net proceeds from issuances of common stock	98,063	—	—	—	98,063
Net cash provided by financing activities	$525,683	$169,645	$54,097	$(440,949)	$308,476
Net decrease in cash and cash equivalents	$41,597	$14,753	$3,032	$—	$59,382
Cash and cash equivalents
Beginning of period	$14,637	$8,646	$6,167	$—	$29,450
End of period	$56,234	$23,399	$9,199	$—	$88,832

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(16,138)	$(29,123)	$(575)	$—	$(45,836)
Net cash used in investing activities	$(58,032)	$(5,585)	$(23)	$40,439	$(23,201)
Financing activities
Borrowings under revolving credit facilities	$220,000	$—	$—	$—	$220,000
Payments on revolving credit facilities	(160,000)	—	—	—	(160,000)
Proceeds from issuance of senior notes	—	—	—	—	—
Proceeds from insurance premium notes and other	—	11,612	—	—	11,612
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Principal payments on notes payable	—	(9,217)	—	—	(9,217)
Debt issuance costs	(1,156)	—	—	—	(1,156)
Repurchases of common stock upon vesting of restricted stock awards	(1,015)	—	—	—	(1,015)
Payments from (and advances to) parent/subsidiary	—	33,674	6,765	(40,439)	—
Net proceeds from mortgage repurchase facilities	—	—	—	—	—
Net proceeds from issuances of common stock	11,369	—	—	—	11,369
Net cash provided by financing activities	$66,805	$36,069	$6,765	$(40,439)	$69,200
Net decrease in cash and cash equivalents	$(7,365)	$1,361	$6,167	$—	$163
Cash and cash equivalents
Beginning of period	$22,002	$7,285	$—	$—	$29,287
End of period	$14,637	$8,646	$6,167	$—	$29,450

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2015 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash used in operating activities	$(3,742)	$(158,992)	$—	$—	$(162,734)
Net cash used in investing activities	(167,244)	(3,839)	—	166,851	(4,232)
Financing activities
Borrowings under revolving credit facilities	180,000	—	—	—	180,000
Payments on revolving credit facilities	(65,000)	—	—	—	(65,000)
Proceeds from issuance of senior notes	58,956	—	—	—	58,956
Proceeds from issuance of notes payable	—	1,169	—	—	1,169
Principal payments on notes payable	—	(8,656)	—	—	(8,656)
Debt issuance costs	(2,817)	—	—	—	(2,817)
Repurchases of common stock upon vesting of restricted stock awards	(861)	—	—	—	(861)
Payments from (and advances to) parent/subsidiary	—	166,851	—	(166,851)	—
Net cash provided by financing activities	170,278	159,364	—	(166,851)	162,791
Net decrease in cash and cash equivalents	(708)	(3,467)	—	—	(4,175)
Cash and cash equivalents
Beginning of period	22,710	10,752	—	—	33,462
End of period	$22,002	$7,285	$—	$—	$29,287