Form 10-Q
period 2018-03-31
Century Communities, Inc.
filed 2018-05-09
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 27,  2018,  29,789,107  shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three  Months ended March 31, 2018

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Cash and cash equivalents	$29,986	$88,832
Cash held in escrow	21,535	37,723
Accounts receivable	12,006	12,999
Inventories	1,480,208	1,390,354
Mortgage loans held for sale	40,179	52,327
Prepaid expenses and other assets	61,562	60,812
Property and equipment, net	29,816	27,911
Investment in unconsolidated subsidiaries	27,916	28,208
Deferred tax assets, net	8,363	5,555
Amortizable intangible assets, net	2,458	2,938
Goodwill	26,456	27,363
Total assets	$1,740,485	$1,735,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$23,194	$24,831
Accrued expenses and other liabilities	146,118	150,356
Senior notes payable	776,742	776,283
Revolving line of credit	—	—
Mortgage repurchase facilities	37,013	48,319
Total liabilities	983,067	999,789
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,789,107 and 29,502,624 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	298	295
Additional paid-in capital	569,536	566,790
Retained earnings	187,584	168,148
Total stockholders' equity	757,418	735,233
Total liabilities and stockholders' equity	$1,740,485	$1,735,022

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Revenues
Homebuilding revenues
Home sales revenues	$394,831	$226,420
Land sales and other revenues	1,459	1,896
	396,290	228,316
Financial services revenue	5,556	—
Total revenues	401,846	228,316
Homebuilding cost of revenues
Cost of home sales revenues	(319,583)	(182,324)
Cost of land sales and other revenues	(877)	(1,144)
	(320,460)	(183,468)
Financial services costs	(4,395)	(754)
Selling, general and administrative	(56,522)	(33,212)
Acquisition expense	(173)	(523)
Equity in income of unconsolidated subsidiaries	3,168	1,255
Other income (expense)	(357)	437
Income before income tax expense	23,107	12,051
Income tax expense	(3,088)	(3,252)
Net income	$20,019	$8,799

Earnings per share:
Basic	$0.68	$0.40
Diluted	$0.67	$0.40
Weighted average common shares outstanding:
Basic	29,515,531	21,512,289
Diluted	29,833,729	21,722,540

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(in thousands)

	Three months ended March 31,
	2018	2017
Operating activities
Net income	$20,019	$8,799
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,726	1,383
Stock-based compensation expense	2,516	1,911
Deferred income taxes	(2,808)	(1,331)
Distribution of income from unconsolidated subsidiaries	3,460	852
Equity in income of unconsolidated subsidiaries	(3,168)	(1,255)
(Gain) loss on disposition of assets	259	59
Changes in assets and liabilities:
Cash held in escrow	16,188	2,828
Accounts receivable	994	(1,309)
Inventories	(82,377)	(21,254)
Prepaid expenses and other assets	56	393
Accounts payable	(1,637)	(7,429)
Accrued expenses and other liabilities	(12,947)	6,237
Mortgage loans held for sale	12,148	—
Net cash used in operating activities	(44,571)	(10,116)
Investing activities
Purchases of property and equipment	(2,370)	(1,052)
Other investing activities	295	25
Net cash used in investing activities	(2,075)	(1,027)
Financing activities
Borrowings under revolving credit facilities	60,000	45,000
Payments on revolving credit facilities	(60,000)	(175,000)
Proceeds from issuance of senior notes	—	127,500
Principal payments on notes payable	—	(1,582)
Debt issuance costs	—	(2,533)
Net proceeds from mortgage repurchase facilities	(11,307)	—
Net proceeds from issuances of common stock	5,021	15,023
Repurchases of common stock upon vesting of stock based compensation	(4,790)	(2,904)
Net cash provided by (used in) financing activities	(11,076)	5,504
Net decrease	$(57,722)	$(5,639)
Cash and cash equivalents and Restricted cash
Beginning of period	93,713	30,954
End of period	$35,991	$25,315
Supplemental cash flow disclosure
Cash paid for income taxes	$606	$—
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$29,986	$23,465
Restricted cash (Note 6)	6,005	1,850
Cash and cash equivalents and Restricted cash	$35,991	$25,315

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

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

On August 4, 2017, we acquired UCP, Inc. (which we refer to as “UCP”) which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina, and Tennessee.  The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger.  Additionally, on October 31, 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes, LLC and affiliates (which we refer to as “Sundquist Homes”), a homebuilder with operations in the greater Seattle, Washington area, for approximately $50.2 million in cash.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that was filed with the SEC on March 1, 2018.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (which we refer to as “FASB”) issued ASU 2016-02, “Leases (Topic 842).”  ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  ASU 2016-02 is effective for the Company beginning January 1, 2019 and interim periods within the annual periods.  We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.

Recently Adopted Accounting Standards

Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash.”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  We adopted ASU 2016-15 and 2016-18 on January 1, 2018.  Upon adoption of 2016-15 and 2016-18, we have included restricted cash in the beginning and ending balances on our Statement of Cash Flows to present the changes during the period in total cash, cash equivalents and restricted cash.  Distributions from investments in unconsolidated subsidiaries are classified based on the nature of the activity of the investee that generated the distribution on our Statement of Cash Flow.  In accordance with ASU 2016-15, our prior year Statement of Cash Flows has also been retrospectively adjusted.

Revenue Recognition

On January 1, 2018 we adopted “Revenue from Contracts with Customers (ASC 606),” which we refer to as “ASC 606”.  ASC 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASC 606 as of January 1, 2018 using the modified retrospective approach to contracts which were not completed as of January 1, 2018.

While the adoption of ASC 606 did not result in a material impact to our consolidated financial statements, it did impact the following:

•	Certain immaterial costs incurred related to our model homes, which were previously capitalized to inventory, are now expensed as incurred.
•

Forfeited customer earnest money deposits, which were previously presented in other income within the Consolidated Statements of Operations, are presented as other revenue. During the three months ended March 31, 2018, we recognized $0.1 million of forfeited deposits.

•

Land sales to third parties which do not meet the definition of a customer in ASC 606 are classified as other income in our Consolidated Statements of Operations.  During the three months ended March 31, 2018, we recorded $2.0 million from the disposition of land to third parties which were not considered customers.  The related cost of these land dispositions during the same period totaled $2.1 million.

•

Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.  We deferred $1.4 million in revenue and $1.1 million in costs related to unsatisfied performance obligations on homes that we delivered during the three months ended March 31, 2018.

•

Reclassification of certain costs related to our model homes from inventory to property and equipment on our Consolidated Balance Sheets. Upon adoption, we reclassified $2.3 million from inventories to property and equipment.

Under the modified retrospective approach, we have recorded an opening adjustment to decrease retained earnings by $0.6 million, related to model homes costs that were previously capitalized to inventory, but would have been expensed as incurred under ASC 606.  This amount is included as a non-cash adjustment on our Condensed Consolidated Statement of Cash Flows.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting.

Effective January 1, 2018 the following accounting policies have been modified to reflect the adoption of ASC 606.

Home Sales Revenues - Under ASC 606, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as “Cash held in escrow” on our Consolidated Balance Sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days.    When it is determined that the earnings process is not complete and we have remaining obligations, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied.  Prior to satisfying our performance obligations we typically receive deposits from customers related to sold but undelivered homes.  These deposits are classified as earnest money deposits and are included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.  Earnest money deposits totaled $17.5 million and $14.1 million at March 31, 2018 and December 31,

2017, respectively.  During the three months ended March 31, 2018, we recognized revenue of $6.6 million related to homes that closed during the period which had outstanding deposits as of December 31, 2017.

Home and Sales Facilities – Costs related to our model homes and sales facilities are treated in one of three ways depending on their nature.  Costs directly attributable to the home including upgrades that are permanent and sold with the home are capitalized to inventory and included in cost of home sales revenues when the unit is closed to the home buyer.  Marketing related costs, such as non-permanent signage, brochures and marketing materials as well as the cost to convert the model into a salable unit are expensed as incurred.  Costs to furnish the model home sites, permanent signage, and construction of sales facilities are capitalized to property and equipment and depreciated over the estimated life of the community based on the number of lots in the community which typically range from from 2 to 3 years.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in ten states, which are aggregated into four regions, each of which is managed by one of our regional presidents.   Each of our homebuilding divisions is considered an operating segment, but has been aggregated into reportable segments defined by our regional structure as each region has similar economic characteristics and housing products.  Each of our regional managers report to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company.  The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability, at the regional level. Accordingly, we have presented our homebuilding operations into the following reportable segments based on the geographic markets in which we operate:

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

The following table summarizes total revenue and income before income tax expense by operating segment (in thousands):

	Three months ended March 31,
	2018	2017
Revenue:
West	$118,920	$—
Mountain	145,493	122,037
Texas	38,028	30,889
Southeast	93,849	75,390
Financial Services	5,556	—
Corporate	—	—
Total revenue	$401,846	$228,316

Income (loss) before income tax expense:
West	$9,869	$—
Mountain	17,923	15,124
Texas	1,808	1,831
Southeast	4,681	5,816
Financial Services	1,161	(754)
Corporate	(12,335)	(9,966)
Total income before income tax expense	$23,107	$12,051

The following table summarizes total assets by operating segment (in thousands):

	March 31,	December 31,
	2018	2017
West	$434,076	$394,215
Mountain	576,099	571,880
Texas	202,101	192,078
Southeast	418,832	401,618
Financial Services	56,036	63,137
Corporate	53,341	112,094
Total assets	$1,740,485	$1,735,022

Corporate assets primarily include certain cash and cash equivalents, our investment in unconsolidated subsidiaries, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Business Combinations

On August 4, 2017, we acquired UCP, Inc., which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina, and Tennessee.   The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  No fractional shares were issued in connection with the merger, and UCP stockholders received cash in lieu of any fractional shares.    Approximately 4.2 million shares of our common stock were issued in connection with the merger and $100.2 million was paid in cash in connection with the merger.  Outstanding UCP restricted stock units were also converted into an aggregate of 0.2 million of Century Communities restricted stock units pursuant to the merger. We determined that the total fair value of these awards was $6.2 million, of which $1.1 million was attributable to services performed by UCP employees prior to the merger and, as such, was included as consideration.  We incurred approximately $9.6 million in acquisition related expenses, presented as “Acquisition expense” on the Unaudited Condensed Consolidated Statement of Operations related to the acquisition of UCP, Inc.  Total consideration of $209.0 million, inclusive of cash acquired of $20.3 million for this merger, is summarized as follows (in thousands, except per share amount):

UCP shares (including noncontrolling interest) as of August 3, 2017	18,085
Cash paid per share	$5.32
Cash consideration	$96,213
Cash consideration pertaining to stockholder exercising appraisal rights	$3,937
Total cash consideration	$100,150

UCP shares (including noncontrolling interest) as of August 3, 2017	18,085
Exchange ratio	0.2309
Number of CCS shares issued	4,176
Closing price of Century Communities common stock on August 3, 2017	$25.80
Consideration attributable to common stock	$107,737
Total replacement award value	$1,149
Total equity consideration	$108,886

Total consideration in cash and equity	$209,036

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

The following table summarizes the initial estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$20,264
Accounts receivable	7,248
Inventories	395,557
Prepaid expenses and other assets	6,988
Property and equipment, net	717
Deferred tax asset, net	7,931
Goodwill	5,092
Total assets	$443,797

Accounts payable	$10,712
Accrued expenses and other liabilities	71,130
Notes payable	152,919
Total liabilities	234,761
Purchase price/Net equity	$209,036

The purchase price accounting reflected above is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities including inventories and our deferred tax asset.   We have not yet finalized the allocation of goodwill to our reporting units.   During the three months ended March 31, 2018, we recognized $1.5 million of expense related to refinements in our estimated fair value of inventories, which occurred during the period.  This measurement period adjustment is included in “Cost of home sales revenues” on our Consolidated Statements of Operations.

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

On August 17, 2017, we sold BMCH South Carolina, LLC, a subsidiary of UCP that was acquired as part of our acquisition of UCP, Inc., to a third party for approximately $17.1 million.  Accordingly, the estimated fair value of the acquired assets of BMCH South Carolina, LLC was determined to be equal to the disposal price given the proximity of the two transactions.

We determined that UCP’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

UCP’s results of operations, which include homebuilding revenues of $103.4 million and income before income tax of $6.6 million, are included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2018.

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

Acquired inventories consist of both acquired land and work in process inventories.  We determined the estimate of fair value for acquired land inventory with the assistance of a third-party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price, and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 20% based upon the stage of production of the individual lot.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). We expect that $4.8 million of Goodwill will be deductible for tax purposes in connection with this acquisition.

We determined that Sundquist Homes’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

Sundquist Homes’s results of operations, which include homebuilding revenues of $21.4 million and income before tax of $4.1 million, are included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2018.

Unaudited Pro Forma Financial Information

Unaudited pro forma revenues and income before tax expense for the three months ended March 31, 2017 gives effect to including the results of the acquisitions of UCP and Sundquist Homes as of January 1, 2017.    Unaudited pro forma income before tax expense adjusts the operating results of UCP and Sundquist Homes to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented and excludes acquisition expense incurred related to the transactions.  Pro forma basic and diluted earnings per share (which we refer to as “EPS”) gives effect to the issuance of approximately 4.2 million shares of common stock as consideration for the acquisition of UCP as though the acquisition had occurred on January 1, 2017 (in thousands, except share and per share information):

Three months ended March 31,
2017
Total revenues	$337,934

Income before tax expense	$15,908
Tax expense	(2,951)
Net income	$12,957
Less: Undistributed earnings allocated to participating securities	(145)
Numerator for basic and diluted pro forma EPS	$12,812

Pro forma weighted average shares-basic	25,688,143
Pro forma weighted average shares-diluted	25,898,394

Pro forma basic EPS	$0.50
Pro forma diluted EPS	$0.49

No pro forma financial information is required for the three months ended March 31, 2018 as our acquisitions of UCP Inc. and Sundquist Homes occurred in 2017.

4. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2018	2017
Homes under construction	$934,088	$869,554
Land and land development	499,960	479,038
Capitalized interest	46,160	41,762
Total inventories	$1,480,208	$1,390,354

5. Financial Services

We use best efforts commitments with various investors to mitigate the risk associated with mortgage loans held for sale.  Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate our interest rate and price risks.  These best effort commitments are considered derivative instruments under ASC 815, “Derivatives and Hedging,” however, we do not have any derivative instruments designated as hedging instruments as of March 31, 2018. Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments”, we use the fair value option to record residential mortgage loans available-for-sale at the price they are committed to be sold under the best efforts commitments.  Gains and losses from the sale of mortgage loans are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in Financial services revenues.  Loan origination fees generally represent flat per-loan fee amounts based on a percentage of the principal balance and are recognized as Financial services revenue at the time the loans are closed.

Expected gains and losses from the sale of our loans held for sale are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  As of March 31, 2018, mortgage loans available-for-sale had an aggregate fair value of $40.2 million and an aggregate outstanding principal balance of $38.2 million. The net loss resulting from changes in fair value of the best efforts commitments and mortgage loans held in inventory totaled $27.0 thousand  for the three months ended March 31, 2018 and are included in Financial services revenues. Realized net gains from the sale of mortgages during the three months ended March 31, 2018 were $3.8 million.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid insurance	$5,938	$6,549
Lot option and escrow deposits	34,989	35,700
Performance deposits	3,374	3,295
Deferred financing costs revolving line of credit, net	1,536	1,795
Restricted cash	6,005	4,881
Secured note receivable	2,727	2,753
Other	6,993	5,839
Total prepaid expenses and other assets	$61,562	$60,812

Restricted cash is comprised of customer deposits held in escrow and pledge accounts related to our mortgage repurchase facilities.

7. Investment in Unconsolidated Subsidiaries

On November 1, 2016, we acquired a 50% ownership of WJH LLC (which we refer to as “WJH”), which is the successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc.  WJH primarily targets first-time homebuyers in the Southeastern United States.  As a result of the transaction, we own 50% of WJH and Wade Jurney Jr., an individual, owns the other 50% interest.  The Company and Wade Jurney Jr. share responsibility for all of WJH’s strategic decisions, with Wade Jurney Jr. managing the day-to-day operations.  Our investment in WJH is treated as an unconsolidated investment under the equity method of accounting.

As of March 31, 2018, and December 31, 2017, our investment in WJH was $27.9 million and $28.2 million, respectively.   During the three months ended March 31, 2018 and 2017, we recognized $3.2 million and $1.3 million of equity in income of unconsolidated subsidiaries, respectively, and received operating distributions from WJH of $3.5 million and $0.9 million, respectively.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2018	2017
Earnest money deposits	$17,537	$14,077
Warranty reserve	8,961	8,531
Accrued compensation costs	13,584	22,129
Land development and home construction accruals	59,691	61,918
Liability for product financing arrangement	17,610	19,751
Accrued interest	15,068	14,435
Income taxes payable	5,913	851
Other	7,754	8,664
Total accrued expenses and other liabilities	$146,118	$150,356

9. Warranties

Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems for eight to 10 years from the time of closing.  Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the Consolidated Balance Sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $45.0 thousand and $0.3 million during the three months ended March 31, 2018 and 2017, respectively, which is included as a reduction to cost of homes sales revenues on our Consolidated Statement of Operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$8,531	$2,479
Warranty expense provisions	1,434	878
Payments	(959)	(370)
Warranty adjustment	(45)	(256)
Ending balance	$8,961	$2,731

10. Debt

Our outstanding debt obligations included the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
6.875% senior notes, due May 2022(1)	$379,521	$379,238
5.875% senior notes, due July 2025(1)	394,901	394,725
Other financing obligations	2,320	2,320
Senior notes payable	776,742	776,283
Revolving line of credit, due October 2019	—	—
Mortgage repurchase facility	37,013	48,319
Total debt	$813,755	$824,602

(1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Revolving line of credit

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto, which agreement has subsequently been modified three times and supplemented with a Commitment Increase Agreement (which agreement as modified and supplemented we refer to as the “Credit Agreement”). The Credit Agreement provides the Company with a revolving line of credit (which we refer to as the “Revolving Credit Facility”) of up to $400 million. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries. As of March 31, 2018, we had no borrowings outstanding and under the Revolving Credit Facility and were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, maintains two Master Repurchase Agreements (which we refer to as the “Master Repurchase Agreements”). As of March 31, 2018, The Master Repurchase Agreements provided Inspire with revolving mortgage loan repurchase facilities of up to $60 million (which we refer to as the “Repurchase Facilities”). Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of March 31, 2018, we were in compliance with all covenants under the Repurchase Facilities.

11. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2018 and 2017, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Interest capitalized beginning of period	$41,762	28,935
Interest capitalized during period	13,357	7,734
Less: capitalized interest in cost of sales	(8,959)	(4,956)
Interest capitalized end of period	$46,160	31,713

12. Income Taxes

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

Our accounting for the impacts of the TCJA related to current and deferred taxes, and in particular our deferred taxes related to our acquisition of UCP and Sundquist Homes was incomplete when we issued our December 31, 2017 year end financial statements.  During the three months ended March 31, 2018, we continued to refine our accounting for the TCJA, including refining certain calculations associated with UCP’s distributive share of its investment in UCP, LLC at the acquisition date of August 4, 2017 in accordance with I.R.C. §704(c).  These refinements resulted in a measurement period adjustment benefiting our income tax provision by $1.7 million.

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2018 estimated annual effective tax rate of 26.5% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 1.6%.  For the three months ended March 31, 2018, our estimated annual rate of 26.5% was benefited by discrete items for excess tax benefits related to stock based awards that vested during the same period and a measurement period adjustment under SAB 118, as described above, resulting in a total tax rate of 13.4%.

For the three months ended March 31, 2018 and 2017, we recorded income tax expense of $3.1 million and $3.3 million, respectively.

13. Fair Value Disclosures

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		March 31, 2018		December 31, 2017

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,727	$2,688	$2,753	$2,727
Mortgage loans held for sale(2)	Level 2	$40,179	$40,179	$52,327	$52,327

6.875% senior notes(3)	Level 2	$379,521	$389,146	$379,238	$397,044
5.875 % senior notes (3)	Level 2	$394,901	$376,400	$394,725	$400,225
Revolving line of credit(4)	Level 2	$—	$—	$—	$—
Insurance premium notes and other(4)	Level 2	$2,320	$2,320	$2,320	$2,320
Mortgage repurchase facilities(4)	Level 2	$37,013	$37,013	$48,319	$48,319
(1)	Estimated fair value of the secured notes received was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and long-lived assets that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

14. Stock-Based Compensation

During the three months ended March 31, 2018, we granted restricted stock units covering 0.3 million shares of common stock with a weighted average grant date fair value of $30.50 per share, which vest over a one or three year period from the grant date.

A summary of our outstanding awards of restricted common stock and restricted stock units are as follows (in thousands, except years):

	As of March 31, 2018
	Restricted Stock Awards	Restricted Stock Units	Total
Unvested awards/units	5	645	650
Unrecognized compensation cost	$12	$11,712	$11,724
Period to recognize compensation cost	0.1 years	1.6 years	1.6 years (average)

During the three months ended March 31, 2018 and 2017, we recognized stock-based compensation expense of $2.5 million and $1.9 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our Consolidated Statements of Operations.

15. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2018 and December 31, 2017, there were 29.8 million and 29.4 million shares of common stock issued and outstanding, respectively, inclusive of the restricted common stock awards issued.

We issued 0.3 million shares of common stock related to the vesting of restricted stock unit awards during the three months ended March 31, 2018.  As of March 31, 2018, approximately 1.2 million shares remained available for issuance under the Century Communities, Inc. 2017 Omnibus Incentive Plan.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings. On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings.  During the three months ended March 31, 2018, we sold and issued an aggregate of 0.2 million shares of our common stock under the Second Distribution Agreement, which provided net proceeds of $5.0 million and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.1 million.  During the three months ended March 31, 2017, we sold and issued an aggregate of 0.6 million shares of our common stock under the First Distribution Agreement, which provided net proceeds of $15.0 million.

16.  Earnings Per Share

We use the two-class method of calculating EPS as our non-vested restricted stock awards have non-forfeitable rights to dividends and, accordingly, represent a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.  We use the treasury stock method to calculate the dilutive effect of our restricted stock units as the restricted stock units do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share information):

	Three months ended
	March 31,
	2018	2017
Numerator
Net income	$20,019	$8,799
Less: Undistributed earnings allocated to participating securities	(49)	(117)
Net income allocable to common stockholders	$19,970	$8,682
Denominator
Weighted average common shares outstanding - basic	29,515,531	21,512,289
Dilutive effect of restricted stock units	318,198	210,251
Weighted average common shares outstanding - diluted	29,833,729	21,722,540
Earnings per share:
Basic	$0.68	$0.40
Diluted	$0.67	$0.40

We did not have any common unit equivalents to exclude from diluted earnings per share during the three months ended March 31, 2018.  We excluded from diluted earnings per share the common unit equivalents related to 500 restricted stock units for the three months ended March 31, 2017, because their effect would be anti-dilutive.

17. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2018 and December 31, 2017, we had $87.5 million and $78.3 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

18. Supplemental Guarantor Information

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of March 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$8,965	$8,039	$12,982	$—	$29,986
Cash held in escrow	—	21,092	443	—	21,535
Accounts receivable	—	11,999	7	—	12,006
Investment in consolidated subsidiaries	1,502,732	—	—	(1,502,732)	—
Inventories	—	1,480,208	—	—	1,480,208
Mortgage loans held for sale	—	—	40,179	—	40,179
Prepaid expenses and other assets	3,371	56,323	1,868	—	61,562
Deferred tax assets, net	8,363	—	—	—	8,363
Property and equipment, net	11,561	17,697	558	—	29,816
Investment in unconsolidated subsidiaries	27,916	—	—		27,916
Amortizable intangible assets, net	—	2,458	—	—	2,458
Goodwill	—	26,456	—	—	26,456
Total assets	$1,562,908	$1,624,272	$56,037	$(1,502,732)	$1,740,485
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$606	$22,269	$319	$—	$23,194
Accrued expenses and other liabilities	30,462	114,527	1,129	—	146,118
Deferred tax liability	—	—	—	—	—
Notes payable	774,422	2,320	—	—	776,742
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facilities	—	—	37,013	—	37,013
Total liabilities	805,490	139,116	38,461	—	983,067
Stockholders’ equity:	757,418	1,485,156	17,576	(1,502,732)	757,418
Total liabilities and stockholders’ equity	$1,562,908	$1,624,272	$56,037	$(1,502,732)	$1,740,485

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Assets
Cash and cash equivalents	$56,234	$23,399	$9,199	$—	$88,832
Cash held in escrow	—	37,088	635	—	37,723
Accounts receivable	3,124	9,944	(69)	—	12,999
Investment in consolidated subsidiaries	1,434,619	—	—	(1,434,619)	—
Inventories	—	1,390,354	—	—	1,390,354
Mortgage loans held for sale	—	—	52,327	—	52,327
Prepaid expenses and other assets	3,028	57,273	511	—	60,812
Deferred tax assets, net	5,555	—	—	—	5,555
Property and equipment, net	11,694	15,683	534	—	27,911
Investment in unconsolidated subsidiaries	28,208	—	—		28,208
Amortizable intangible assets, net	—	2,938	—	—	2,938
Goodwill	—	27,363	—	—	27,363
Total assets	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$1,452	$23,057	$322	$—	$24,831
Accrued expenses and other liabilities	31,814	117,070	1,472	—	150,356
Deferred tax liability	—	—	—	—	—
Notes payable	773,963	2,320	—	—	776,283
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facilities	—	—	48,319	—	48,319
Total liabilities	807,229	142,447	50,113	—	999,789
Stockholders’ equity:	735,233	1,421,595	13,024	(1,434,619)	735,233
Total liabilities and stockholders’ equity	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$394,831	$—	$—	$394,831
Land sales and other revenues	—	1,459	—	—	1,459
	—	396,290	—	—	396,290
Financial services revenue	—	—	5,556	—	5,556
Total revenues	—	396,290	5,556	—	401,846
Homebuilding cost of revenues
Cost of homes sales revenues	—	(319,583)	—	—	(319,583)
Cost of land sales and other revenues	—	(877)	—	—	(877)
	—	(320,460)	—	—	(320,460)
Financial services costs	—	—	(4,395)	—	(4,395)
Selling, general and administrative	(15,462)	(41,060)	—	—	(56,522)
Acquisition expense	(173)	—	—	—	(173)
Equity in earnings from consolidated subsidiaries	26,497	—	—	(26,497)	—
Equity in income of unconsolidated subsidiaries	3,168	—	—	—	3,168
Other income (expense)	(233)	(124)	—	—	(357)
Income before income tax expense	13,797	34,646	1,161	(26,497)	23,107
Income tax expense	6,222	(9,008)	(302)	—	(3,088)
Net income	$20,019	$25,638	$859	$(26,497)	$20,019

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$226,420	$—	$—	$226,420
Land sales and other revenues	—	1,896	241	(241)	1,896
	—	228,316	241	(241)	228,316
Financial services revenue	—	—	—	—	—
Total revenues	—	228,316	241	(241)	228,316
Homebuilding cost of revenues
Cost of homes sales revenues	—	(182,324)	—	—	(182,324)
Cost of land sales and other revenues	—	(1,144)	—	—	(1,144)
	—	(183,468)	—	—	(183,468)
Financial services costs	—	—	(754)	—	(754)
Selling, general and administrative	(9,948)	(23,264)	—	—	(33,212)
Acquisition expense	(523)	—	—	—	(523)
Equity in earnings from consolidated subsidiaries	13,541	—	—	(13,541)	—
Equity in income from unconsolidated subsidiaries	1,255	—	—	—	1,255
Other income (expense)	49	351	37	—	437
Income before income tax expense	4,374	21,935	(476)	(13,782)	12,051
Income tax expense	4,425	(7,677)	—	—	(3,252)
Net income	$8,799	$14,258	$(476)	$(13,782)	$8,799

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(13,651)	$(43,713)	$12,793	$—	$(44,571)
Net cash used in investing activities	$(33,265)	$(1,782)	$(25)	$32,997	$(2,075)
Financing activities
Borrowings under revolving credit facilities	$60,000	$—	$—	$—	$60,000
Payments on revolving credit facilities	(60,000)	—	—	—	(60,000)
Repurchases of common stock upon vesting of restricted stock awards	(4,790)	—	—	—	(4,790)
Payments from (and advances to) parent/subsidiary	(584)	29,888	3,693	(32,997)	—
Net proceeds from mortgage repurchase facilities	—	—	(11,307)	—	(11,307)
Net proceeds from issuances of common stock	5,021	—	—	—	5,021
Net cash provided by financing activities	$(353)	$29,888	$(7,614)	$(32,997)	$(11,076)
Net decrease	$(47,269)	$(15,607)	$5,154	$—	$(57,722)
Cash and cash equivalents and Restricted cash
Beginning of period	$56,234	$28,044	$9,435	$—	$93,713
End of period	$8,965	$12,437	$14,589	$—	$35,991

Cash and cash equivalents	$8,965	$8,039	$12,982	$—	$29,986
Restricted Cash	—	4,398	1,607	—	6,005
Cash and cash equivalents and Restricted cash	$8,965	$12,437	$14,589	$—	$35,991

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Net cash provided by/(used in) operating activities	$(2,141)	$(7,242)	$(733)	$—	$(10,116)
Net cash used in investing activities	$(6,610)	$(298)	$(127)	$6,008	$(1,027)
Financing activities
Borrowings under revolving credit facilities	$45,000	$—	$—	$—	$45,000
Payments on revolving credit facilities	(175,000)	—	—	—	(175,000)
Proceeds from issuance of insurance premium notes and other	127,500	—	—	—	127,500
Principal payments on notes payable	—	(1,582)	—	—	(1,582)
Debt issuance costs	(2,533)	—	—	—	(2,533)
Repurchases of common stock upon vesting of restricted stock awards	(2,904)	—	—	—	(2,904)
Payments from (and advances to) parent/subsidiary	—	5,412	596	(6,008)	—
Net proceeds from issuances of common stock	15,023	—	—	—	15,023
Net cash provided by financing activities	$7,086	$3,830	$596	$(6,008)	$5,504
Net decrease	$(1,665)	$(3,710)	$(264)	$—	$(5,639)
Cash and cash equivalents and Restricted cash
Beginning of period	$14,637	$10,150	$6,167	$—	$30,954
End of period	$12,972	$6,440	$5,903	$—	$25,315

Cash and cash equivalents	$12,972	$4,590	$5,903	$—	$23,465
Restricted Cash	—	1,850	—	—	1,850
Cash and cash equivalents and Restricted cash	$12,972	$6,440	$5,903	$—	$25,315

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.  Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	a downturn in the homebuilding industry, including a decline in real estate values or market conditions resulting in impairment of our assets;
•	changes in assumptions used to make industry forecasts;
•	continued volatility and uncertainty in the credit markets and broader financial markets;
•	our future operating results and financial condition;
•	our business operations;
•	changes in our business and investment strategy;
•	availability of land to acquire, and our ability to acquire such land on favorable terms or at all;
•	availability, terms and deployment of capital;
•	availability of mortgage financing or an increase in the number of foreclosures in the market;
•	shortages of or increased prices for labor, land or raw materials used in housing construction;
•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
•	impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;
•	changes in, or the failure or inability to comply with, governmental laws and regulations;
•	the timing of receipt of regulatory approvals and the opening of projects;
•	the degree and nature of our competition;
•	our leverage, debt service obligations and exposure to changes in interest rates;
•	our ability to successfully integrate the acquired businesses and realize projected cost savings and other benefits from our merger transaction with UCP, Inc.;
•	availability of qualified personnel and our ability to retain our key personnel;
•	taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Cuts and Jobs Act; and
•	changes in GAAP.

The forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us.  Forward-looking statements are not guarantees of future events or of our performance.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Some of these events and factors are described above and in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A.  Risk Factors” in this Form 10-Q, and other risks and uncertainties detailed in this and our other reports and filings with the SEC.  If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements.  New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

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

In August 2017, we acquired UCP, Inc. (which we refer to as “UCP”), which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales.  Our acquisition of UCP included approximately 4,199 owned lots within 43 total communities located in the States of California, Washington, North Carolina, South Carolina and Tennessee. The 4,199 lots included 346 homes in backlog and 59 model homes.  The results of UCP are included in our financial statements from the date of acquisition and consisted of $103.4 million in homebuilding revenues related to 194 home deliveries for the three months ended March 31, 2018.

Additionally in October 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes and affiliates, a homebuilder with operations in the greater Seattle, Washington area, for approximately $50 million. The acquired assets consisted of approximately 147 owned lots. The 147 lots included 45 homes in backlog.  The results of Sundquist Homes are included in our financial statements from the date of acquisition and consisted of $21.4 million in homebuilding revenues related to 23 home deliveries for the three months ended March 31, 2018.

Results of Operations

During the three months ended March 31, 2018, we delivered 941 homes, with an average sales price of $419.6 thousand. During the same period, we generated approximately $394.8 million in home sales revenues, approximately $23.1 million in income before income tax expense, and approximately $20.0 million in net income.

For the three months ended March 31, 2018, our new home contracts, net of cancelations, totaled 1,378, a 44.0% increase over the same period in 2017. As of March 31, 2018, we had a backlog of 1,757 sold but unclosed homes, a 60.0% increase as compared to March 31, 2017, representing approximately $738.0 million in sales value, an 69.3% increase as compared to March 31, 2017.

The following table summarizes our results of operation for the three months ended March 31, 2018 and 2017.

(in thousands, except per share amounts)	Three months ended March 31,
	2018	2017

Consolidated Statements of Operations:
Revenue
Home sales revenues	$394,831	$226,420
Land sales revenues	1,459	1,896
	396,290	228,316
Financial services revenue	5,556	—
Total revenues	401,846	228,316
Homebuilding cost of revenues
Cost of home sales revenues	(319,583)	(182,324)
Cost of land sales and other revenues	(877)	(1,144)
	(320,460)	(183,468)
Financial services costs	(4,395)	(754)
Selling, general, and administrative	(56,522)	(33,212)
Acquisition expense	(173)	(523)
Equity in income of unconsolidated subsidiaries	3,168	1,255
Other income (expense)	(357)	437
Income before income tax expense	23,107	12,051
Income tax expense	(3,088)	(3,252)
Net income	$20,019	$8,799
Earnings per share:
Basic	$0.68	$0.40
Diluted	$0.67	$0.40
Adjusted diluted earnings per share(1)	$0.75	$0.42
Other Operating Information (dollars in thousands):
Number of homes delivered	941	608
Average sales price of homes delivered	$419.6	$372.4
Homebuilding gross margin percentage	19.1%	19.5%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	23.2%	21.7%
Cancellation rate	16%	15%
Backlog at end of period, number of homes	1,757	1,098
Backlog at end of period, aggregate sales value	$738,015	$436,003
Average sales price of homes in backlog	$420.0	$397.1
Net new home contracts	1,378	957
Selling communities at period end	125	88
Average selling communities	125	86
Total owned and controlled lot inventory	30,333	18,854
Adjusted EBITDA(1)	$42,266	$19,752
Adjusted income before income tax expense(1)	$30,549	$12,587
Adjusted net income(1)	$22,454	$9,190
Net debt to net capital(1)	50.2%	48.7%

(1) This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Results of Operations by Reportable Segment

(dollars in thousands)

	Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
West	200	—	$594.6	$—	$118,920	$—	$9,869	$—
Mountain	343	289	$420.6	$418.5	144,261	120,957	17,923	15,124
Texas	108	69	$349.9	$435.8	37,786	30,073	1,808	1,831
Southeast	290	250	$323.7	$301.6	93,864	75,390	4,681	5,816
Financial Services	—	—	$—	$—	—	—	1,161	(754)
Corporate	—	—	$—	$—	—	—	(12,335)	(9,966)
Total	941	608	$419.6	$372.4	$394,831	$226,420	$23,107	$12,051

West

In our West segment, for the three months ended March 31, 2018, our income before income tax was  $9.9 million.  We acquired the entirety of our operations in the West operating segment in conjunction with our acquisitions of UCP, Inc. and Sundquist Homes as discussed above in 2017.  During the three months ended March 31, 2018, we delivered 200 homes with an average price of $594.6 thousand and generated $118.9 million in home sales revenues in the West.

Mountain

In our Mountain segment, for the three months ended March 31, 2018, our income before income tax increased by $2.8 million to $17.9 million as compared to $15.1 million, for the same period in 2017.  This increase is related to an increase in the number of homes delivered and an increase in the average selling price of those homes during the periods, year over year.

Texas

In our Texas segment, for the three months ended March 31, 2018, our income before income tax remained consistent at  $1.8 million as compared to the same period in 2017.  We delivered more homes at a lower average sale price, year over year, resulting in consistent income before income tax year over year.

Southeast

In our Southeast segment, for the three months ended March 31, 2018, our income before income tax decreased by $1.1 million, to $4.7 million, as compared to $5.8 million, for the same period in 2017.  The number of homes delivered, home sales revenue and average selling price all increased in our Southeast segment year over year.  However, as we have continued to invest in recently started operations in North Carolina and Tennessee, our income before income tax as a percent of revenue was lower period over period.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Our home buying customers account for substantially all loan production and substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the three months ended March 31, 2018, we originated and closed 334 loans, with total principal of $104.9 million.

Corporate

During the three months ended March 31, 2018, our Corporate segment generated losses of $12.3 million, as compared to losses of $10.0 million for the same period in 2017.  The increase in expenses during the three months ended March 31, 2018 was primarily attributed to an increase in our compensation-related expenses, including non-cash expenses for stock-based payments and an increase in the number of employees after our acquisitions of UCP, Inc. and Sundquist Homes, partially offset by an increase in equity in income from unconsolidated subsidiaries.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended March 31, 2018 to 19.1%,  as compared to 19.5%, for the same period in 2017.  The decrease was primarily driven by the increased costs recognized for purchase price accounting for acquired work in process inventory associated with the UCP and Sundquist Homes acquisitions.

In the following table, we calculate our homebuilding gross margin adjusting for interest in cost of sales, and purchase price accounting for acquired work in process inventory.

	Three months ended March 31,

	2018	%	2017	%

Home sales revenues	$394,831	100.0%	$226,420	100.0%
Cost of home sales revenues	(319,583)	(80.9)%	(182,324)	(80.5)%
Gross margin from home sales	75,248	19.1%	44,096	19.5%
Add: Interest in cost of home sales revenues	8,959	2.3%	4,956	2.2%
Adjusted homebuilding gross margin excluding interest(1)	84,207	21.3%	49,052	21.7%
Add: Purchase price accounting for acquired work in process inventory	7,269	1.8%	13	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory(1)	$91,476	23.2%	$49,065	21.7%

(1)  This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three months ended March 31, 2018, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 23.2%, as compared to 21.7%, for the same period in 2017.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three months ended March 31,		Increase
	2018	2017	Amount	%
Selling, general and administrative	$(56,522)	$(33,212)	$(23,310)	70.2%
As a percentage of homes sales revenue	(14.3)%	(14.7)%

Our selling, general and administrative costs increased $23.3 million for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily attributable to the following: (1) an increase of $5.1 million in commission expense resulting from a 74% increase in home sales revenues, (2) an increase of $11.9 million in our compensation-related expenses, including incentive compensation associated with higher head count to support our growth, (3) an increase of $1.6 million in advertising expenses, and (4) a net increase of $4.7 million related to individually insignificant changes in other corporate expenses, including rent and office related expenses, model expenses, information technology and insurance.

Equity in Income from Unconsolidated Subsidiaries

As of March 31, 2018, our investment in WJH was $27.9 million and we recognized $3.2 million of equity in income of unconsolidated subsidiaries during the three months ended March 31, 2018.   During the three months ended March 31, 2018, we received operating distributions from WJH of $3.5 million.  WJH had 517 home deliveries and 322 home deliveries, with average sales prices of $151.2 thousand and $146.2 thousand, during the three months ended March 31, 2018 and 2017, respectively.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2018 estimated annual effective tax rate of 26.5% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 1.6%.  For the three months ended March 31, 2018, our estimated annual rate of 26.5% was benefited by discrete items for excess tax benefits related to stock-based awards that vested during the same period and a measurement period adjustment under SAB 118, resulting in a total tax rate of 13.4%.

For the three months ended March 31, 2018 and 2017, we recorded income tax expense of $3.1 million and $3.3 million, respectively.

Segment Assets

(Dollars in thousands)

	March 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Change
West	$434,076	$394,215	$39,861	10.1%
Mountain	576,099	571,880	4,219	0.7%
Texas	202,101	192,078	10,023	5.2%
Southeast	418,832	401,618	17,214	4.3%
Financial Services	56,036	63,137	(7,101)	(11.2)%
Corporate	53,341	112,094	(58,753)	(52.4)%
Total assets	$1,740,485	$1,735,022	$5,463	0.3%

Lots owned and	March 31, 2018			December 31, 2017			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,826	1,976	5,802	3,742	3,179	6,921	2.2%	(37.8)%	(16.2)%
Mountain	4,863	4,099	8,962	4,666	4,856	9,522	4.2%	(15.6)%	(5.9)%
Texas	2,372	4,141	6,513	2,517	3,489	6,006	(5.8)%	18.7%	8.4%
Southeast	4,840	4,216	9,056	4,827	3,508	8,335	0.3%	20.2%	8.7%
Total	15,901	14,432	30,333	15,752	15,032	30,784	0.9%	(4.0)%	(1.5)%

Of our total lots owned and controlled as of March 31, 2018,  52.4% were owned and 47.6% were controlled, as compared to 51.2% owned and 48.8% controlled as of December 31, 2017.

Total assets increased nominally by $5.5 million, or 0.3%, to $1.7 billion at March 31, 2018.

Other Homebuilding Operating Data

	Three months ended
Net new home contracts	March 31,		Increase
	2018	2017	Amount	% Change
West	216	—	216	NM
Mountain	545	454	91	20.0%
Texas	149	115	34	29.6%
Southeast	468	388	80	20.6%
Total	1,378	957	421	44.0%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2018 increased by 421 homes, or 44.0%, to 1,378, compared to 957 for the same period in 2017.  The increase in our net new home contracts was driven by our acquisitions of UCP, Inc. and Sundquist Homes, as well as an increase in our open selling communities.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three months ended March 31, 2018 by segment are included in the table below:

	Three months ended March 31,		Increase
	2018	2017	Amount	% Change
West	4.8	—	4.8	NM
Mountain	5.9	4.3	1.6	37.2%
Texas	2.2	1.7	0.5	29.4%
Southeast	3.1	4.0	(0.9)	(22.5)%
Total	3.7	3.7	—	—%

NM – Not Meaningful

Our absorption rate remained consistent at 3.7 per month during the three months ended March 31, 2018, as compared to the same period in 2017.

Selling communities at period end	As of March 31,		Increase/(Decrease)
	2018	2017	Amount	% Change

West	14	—	14	NM
Mountain	31	31	—	—%
Texas	29	22	7	31.8%
Southeast	51	35	16	45.7%
Total	125	88	37	42.0%

NM – Not Meaningful

Our selling communities increased to 125 communities at March 31, 2018 as compared to 88 communities at March 31, 2017.  The increase is primarily attributable to our acquisitions of UCP, Inc. and Sundquist Homes as well as our continued growth in the Carolinas.

Backlog

	As of March 31,
	2018			2017			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	286	$176,351	$616.6	—	$—	$—	NM	NM	NM
Mountain	657	282,132	429.4	494	216,396	438.0	33.0%	30.4%	(2.0)%
Texas	256	92,726	362.2	197	91,662	465.3	29.9%	1.2%	(22.2)%
Southeast	558	186,806	334.8	407	127,945	314.4	37.1%	46.0%	6.5%
Total / Weighted Average	1,757	$738,015	$420.0	1,098	$436,003	$397.1	60.0%	69.3%	5.8%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At March 31, 2018, we had 1,757 homes in backlog with a total value of $738.0 million, which represents an increase of 60.0% and 69.3%, respectively, as compared to March 31, 2017.  The increase in backlog and backlog value is primarily attributable to our acquisition of UCP, Inc. and Sundquist Homes, as well as the increase in the demand for new homes in the communities in which we have historically operated.  The increase in average sales price of homes in backlog is driven by increases in most of our markets as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

Supplemental Pro Forma Information

As we completed significant acquisitions in 2017 that are not included in our results of operations for the three months ended March 31, 2017, and to aid readers with 2018 over 2017 comparability for the entire merged business, we are including limited supplemental pro forma information below for the three months ended March 31, 2017.    The supplemental pro forma information below presents pro forma combined financial and operating data reflecting the UCP and Sundquist Homes acquisitions as if they had occurred on January 1, 2017. The selected condensed combined pro forma data combines the historical home sales revenues, net new home contracts, new homes delivered and average sales price of homes delivered of Century, UCP and Sundquist Homes for each of our four reportable segments based on the geographic regions in which we operate, giving effect to the acquisition as if they had been consummated on January 1, 2017.  The pro forma information is for informational purposes only and supplements our Condensed Consolidated Financial Statements prepared in accordance with US GAAP. We believe that the pro forma information is useful as it provides additional information given the significant impact of the acquisitions, and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. The pro forma information below does not purport to reflect the results of operations that would have occurred if the UCP and Sundquist Homes acquisitions had been consummated on January 1, 2017, nor does it purport to represent the results of operations of the Company for any future dates or periods.

(dollars in thousands)	Three months ended March 31, 2017
	Pro Forma Home Sales Revenues	Pro Forma Net New Home Contracts	Pro Forma Homes Delivered	Pro Forma Average Sales Price
West	$76,969	220	161	$478.1
Mountain	120,957	454	289	$418.5
Texas	30,073	115	69	$435.8
Southeast	92,423	438	315	$293.4
Total	$320,422	1,227	834	$384.2

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 1, 2018, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  Other than the adoption of ASC 606, as described in Note 1 in the accompanying unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies during the three months ended March 31, 2018.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2018 were land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

Cash flows for each of our communities depend on the stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities. As we continue to expand our business, we expect that our cash outlays for land purchases and land development to grow our lot inventory will continue to exceed our cash generated by operations.

Our Financial Services operations uses funds generated from operations, and availability under our mortgage repurchase facilities to finance its operations including originations of mortgage loans to our homebuyers.

Under our $1.0 billion shelf registration statement, which was declared effective in July 2015, we have the ability to access the debt and equity capital markets, as needed as part of our ongoing financing strategy.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.

Revolving Credit Facility

On October 21, 2014, we entered into a credit agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto, which agreement has subsequently been modified three times and supplemented with a Commitment Increase Agreement (which agreement as modified and supplemented we refer to as the “Credit Agreement”). The Credit Agreement provides the Company with a revolving line of credit (which we refer to as the “Revolving Credit

Facility”) of up to $400 million. The Credit Agreement includes a letter of credit sublimit of $20 million. The obligations under the Revolving Credit Facility are guaranteed by certain of our subsidiaries. As of March 31, 2018, we had no borrowings outstanding and $400 million in unused availability under the Revolving Credit Facility.  The Credit Agreement contains customary affirmative and negative covenants.  As of March 31, 2018 we were in compliance with all covenants under the Credit Agreement.

At the Market Offerings

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings. On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings.  During the three months ended March 31, 2018, we sold and issued an aggregate of 0.2 million shares of our common stock under the Second Distribution Agreement, which provided net proceeds of $5.0 million and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.1 million.  At March 31, 2018, there was approximately $34.0 million available for sale and issuance under the Second Distribution Agreement.

Mortgage Repurchase Facility – Financial Services

Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, maintains two Master Repurchase Agreements (which we refer to as the “Master Repurchase Agreements”). As of March 31, 2018, the Master Repurchase Agreements provided Inspire with revolving mortgage loan repurchase facilities of up to $60 million (which we refer to as the “Repurchase Facilities”). Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of March 31, 2018, we were in compliance with all covenants under the Repurchase Facilities.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2018 and December 31, 2017, we had $87.5 million and $78.3 million, respectively, in letters of credit and performance bonds issued and outstanding.  Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
6.875% senior notes, due May 2022(1)	$379,521	$379,238
5.875% senior notes, due July 2025(1)	394,901	394,725
Other financing obligations	2,320	2,320
Senior notes payable	776,742	776,283
Revolving line of credit, due October 2019	—	—
Mortgage repurchase facility	37,013	48,319
Total debt	$813,755	$824,602

(1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 1, 2018.

Cash Flows—Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and 2017, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $44.6 million during the three months ended March 31, 2018 from net cash used of $10.1 million during the same period in 2017. The increase in cash used in operations was primarily a result of a net outflow associated with inventories of $82.4 million during the three months ended March 31, 2018, compared to a net outflow of $21.3 million during the same period in 2017. The outflow in 2018 was driven by our investment in inventories through the purchase of 1,090 lots during the three months ended March 31, 2018, as well as 2,441 homes under construction as of March 31, 2018.  These outflows were offset by cash inflows associated with 941 home deliveries during the three months ended March 31, 2018.   We had net cash provided by working capital items, including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale, of $14.8 million for the three months ended March 31, 2018, as compared to $0.7 million for the same period in 2017.

•

Net cash used in investing activities was $2.1 million during the three months ended March 31, 2018, compared to $1.0 million used during the same period in 2017. The increase relates to an increase in cash used for purchases of property and equipment, partially offset by an increase in other investing activities.

•

Net cash used in financing activities was $11.1 million during the three months ended March 31, 2018, compared to cash provided by financing activities of $5.5 million during the same period in 2017. The change in cash provided by (used in) financing activities is primarily attributed to a decrease in net proceeds received from the issuance of senior notes and net proceeds from mortgage repurchase facilities and issuances of common stock, partially offset by a decrease in net payments on our Revolving Credit Facility and decreases in principal payments on notes payable and debt issuance costs.

As of March 31, 2018, our cash and cash equivalents and restricted cash balance was $36.0 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2018, we had outstanding purchase contracts and option contracts for 14,432 lots totaling $661.5 million, and had $19.9 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the year ending December 31, 2018, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of March 31, 2018 and December 31, 2017, we had $87.5 million and $78.3 million, respectively, in letters of credit and performance bonds issued and outstanding.  We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three months ended March 31, 2018 and 2017. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations, purchase price accounting for investment in unconsolidated subsidiaries and acquisition expense. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three months ended March 31,
	2018	2017	% Change
Net income	$20,019	$8,799	127.5%
Income tax expense	3,088	3,252	(5.0)%
Interest in cost of home sales revenues	8,959	4,956	80.8%
Interest expense (income)	2	1	100.0%
Depreciation and amortization expense	2,726	1,383	97.1%
EBITDA	34,794	18,391	89.2%
Purchase price accounting for acquired work in process inventory	7,269	13	56,447.0%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	30	825	(96.4)%
Acquisition expense	173	523	(66.9)%
Adjusted EBITDA	$42,266	$19,752	114.0%

Net Debt to Net Capital

The following table presents our ratio of net debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net debt (total debt less cash and cash equivalents and cash held in escrow) by net capital (net debt plus total stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

	March 31,	December 31,
	2018	2017
Total debt	$813,755	$824,602
Total stockholders' equity	757,418	735,233
Total capital	$1,571,173	$1,559,835
Debt to capital	51.8%	52.9%

Total debt	$813,755	$824,602
Cash and cash equivalents	(29,986)	(88,832)
Cash held in escrow	(21,535)	(37,723)
Net debt	762,234	698,047
Total stockholders' equity	757,418	735,233
Net capital	$1,519,652	$1,433,280

Net debt to net capital	50.2%	48.7%

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

	Three months ended
	March 31,
	2018		2017
Numerator
Net income		$20,019	$8,799
Less: Undistributed earnings allocated to participating securities		(49)	(117)
Net income allocable to common stockholders		$19,970	$8,682
Denominator
Weighted average common shares outstanding - basic		29,515,531	21,512,289
Dilutive effect of restricted stock units		318,198	210,251
Weighted average common shares outstanding - diluted	s	29,833,729	21,722,540
Earnings per share:
Basic		$0.68	$0.40
Diluted		$0.67	$0.40

Adjusted Earnings per share
Numerator
Income before income tax expense		$23,107	$12,051
Purchase price accounting for acquired work in process inventory		7,269	13
Acquisition expense		173	523
Adjusted income before income tax expense		30,549	12,587
Adjusted income tax expense(1)		(8,096)	(3,397)
Adjusted net income		22,454	9,190
Less: Adjusted undistributed earnings allocated to participating securities		(55)	(122)
Adjusted net income allocable to common stockholders		$22,399	$9,068

Denominator - Diluted		29,833,729	21,722,540

Adjusted diluted earnings per share		$0.75	$0.42
(1)

The tax rate used in calculating adjusted net income was 26.5% for the three months March 31, 2018.  The tax rate used is reflective of our GAAP tax rate for the applicable periods adjusted for certain discrete items discussed above.  For the three months ended March 31, 2017, our GAAP tax rate was utilized.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as March 31, 2018, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that was filed with the SEC on March 1, 2018.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2018, certain of our employees surrendered approximately 54,497 shares of our common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares of common stock issued under our prior First Amended & Restated 2013 Long-Term Incentive Plan. The following table summarizes the repurchases that occurred during the three months ended March 31, 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January
Purchased 1/1 through 1/31	—	$—	N/A	N/A
February
Purchased 2/1 through 2/28	54,497	31.75	N/A	N/A
March
Purchased 3/1 through 3/31	—	—	N/A	N/A
Total	54,497	$31.75

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017 (File No. 001-36491))

10.1

Aircraft Time Sharing Agreement, dated as of January 2, 2018, by and between the Company and Dale Francescon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with SEC on January 2, 2018 (File No. 001-36491)).

10.2

Aircraft Time Sharing Agreement, dated as of January 2, 2018, by and between the Company and Robert J. Francescon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with SEC on January 2, 2018 (File No. 001-36491)).

10.3

Aircraft Time Sharing Agreement, dated as of January 2, 2018, by and between the Company and David Messenger (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with SEC on January 2, 2018 (File No. 001-36491)).

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

Century Communities, Inc.

Date: May 8, 2018	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: May 8, 2018	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2018	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)