Form 10-Q
period 2018-06-30
Century Communities, Inc.
filed 2018-08-03
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 26,  2018,  30,119,259  shares of common stock, par value 0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2018

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

(in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Cash and cash equivalents	$19,482	$88,832
Cash held in escrow	43,880	37,723
Accounts receivable	20,890	12,999
Inventories	1,696,931	1,390,354
Mortgage loans held for sale	57,353	52,327
Prepaid expenses and other assets	71,106	60,812
Property and equipment, net	32,482	27,911
Investment in unconsolidated subsidiaries	—	28,208
Deferred tax assets, net	9,704	5,555
Amortizable intangible assets, net	5,573	2,938
Goodwill	28,272	27,363
Total assets	$1,985,673	$1,735,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$59,608	$24,831
Accrued expenses and other liabilities	162,085	150,356
Senior notes payable	777,275	776,283
Revolving line of credit	130,000	—
Mortgage repurchase facilities	52,999	48,319
Total liabilities	1,181,967	999,789
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,119,259 and 29,502,624 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	301	295
Additional paid-in capital	582,627	566,790
Retained earnings	220,778	168,148
Total stockholders' equity	803,706	735,233
Total liabilities and stockholders' equity	$1,985,673	$1,735,022

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Homebuilding revenues
Home sales revenues	$522,164	$287,588	$916,995	$514,008
Land sales and other revenues	1,714	2,493	3,174	4,389
	523,878	290,081	920,169	518,397
Financial services revenue	8,014	1,743	13,571	1,743
Total revenues	531,892	291,824	933,740	520,140
Homebuilding cost of revenues
Cost of home sales revenues	(427,197)	(233,888)	(746,780)	(416,212)
Cost of land sales and other revenues	(1,040)	(1,746)	(1,917)	(2,890)
	(428,237)	(235,634)	(748,697)	(419,102)
Financial services costs	(5,385)	(1,445)	(9,781)	(2,199)
Selling, general and administrative	(63,634)	(34,220)	(120,156)	(67,432)
Acquisition expense	(165)	(916)	(338)	(1,439)
Equity in income of unconsolidated subsidiaries	11,681	2,676	14,849	3,931
Other income (expense)	350	824	(8)	1,261
Income before income tax expense	46,502	23,109	69,609	35,160
Income tax expense	(13,309)	(8,278)	(16,397)	(11,530)
Net income	$33,193	$14,831	$53,212	$23,630

Earnings per share:
Basic	$1.11	$0.67	$1.79	$1.07
Diluted	$1.10	$0.66	$1.77	$1.06
Weighted average common shares outstanding:
Basic	29,901,791	22,146,124	29,709,728	21,814,860
Diluted	30,170,689	22,366,077	30,003,276	22,029,962

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(in thousands)

	Six months ended June 30,
	2018	2017
Operating activities
Net income	$53,212	$23,630
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,512	2,818
Stock-based compensation expense	6,323	3,921
Deferred income taxes	(989)	(1,658)
Distribution of income from unconsolidated subsidiaries	7,432	3,852
Equity in income of unconsolidated subsidiaries	(14,849)	(3,931)
(Gain) loss on disposition of assets	230	27
Changes in assets and liabilities:
Cash held in escrow	(5,897)	(5,936)
Accounts receivable	(6,199)	(2,480)
Inventories	(124,863)	(51,383)
Prepaid expenses and other assets	(2,404)	1,352
Accounts payable	22,260	(11,384)
Accrued expenses and other liabilities	(15,634)	13,102
Mortgage loans held for sale	(5,026)	(11,235)
Net cash used in operating activities	(80,892)	(39,305)
Investing activities
Purchases of property and equipment	(7,534)	(2,885)
Business combinations, net of acquired cash	(28,036)	—
Other investing activities	322	(2,950)
Net cash used in investing activities	(35,248)	(5,835)
Financing activities
Borrowings under revolving credit facilities	305,000	75,000
Payments on revolving credit facilities	(175,000)	(270,000)
Proceeds from issuance of senior notes	—	523,000
Extinguishments of debt assumed in business combination	(94,231)	—
Principal payments on notes payable	—	(2,541)
Debt issuance costs	(3,521)	(3,593)
Net proceeds from mortgage repurchase facilities	4,679	10,551
Net proceeds from issuances of common stock	14,309	24,333
Repurchases of common stock upon vesting of stock based compensation	(4,788)	(3,693)
Net cash provided by (used in) financing activities	46,448	353,057
Net increase (decrease)	$(69,692)	$307,917
Cash and cash equivalents and Restricted cash
Beginning of period	93,713	30,954
End of period	$24,021	$338,871
Supplemental cash flow disclosure
Cash paid for income taxes	$26,323	$5,257
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$19,482	$336,786
Restricted cash (Note 6)	4,539	2,085
Cash and cash equivalents and Restricted cash	$24,021	$338,871

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “our,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of Alabama, California, Colorado, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand targets a wide range of buyer profiles including: first time, first time move up, and active adult homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc. and Parkway Title, LLC, which provide mortgage services and title services, respectively, to our home buyers have been identified as our Financial Services segment.

On August 4, 2017, we acquired UCP, Inc. (which we refer to as “UCP”) which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina, and Tennessee.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger for total consideration of $209.0 million.  On October 31, 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes, LLC and affiliates (which we refer to as “Sundquist Homes”), a homebuilder with operations in the greater Seattle, Washington area, for approximately $50.2 million.  On June 14, 2018, we acquired the remaining 50% ownership interest in WJH, LLC (which we refer to as “WJH” or “Wade Jurney Homes”)  for $37.5 million. WJH specializes in providing single family homes for first time buyers.  On the acquisition date, WJH had operations in Alabama, Florida, Georgia, North Carolina and South Carolina.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and variable interest entities for which the Company is deemed to be the primary beneficiary.  We do not have any variable interest entities in which we are deemed the primary beneficiary.  All intercompany accounts and transactions have been eliminated.

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

Recently Adopted Accounting Standards

Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash.”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  We adopted ASU 2016-15 and 2016-18 on January 1, 2018.  Upon adoption of 2016-18, we have included restricted cash in the beginning and ending balances on our Statements of Cash Flows to present the changes during the period in total cash, cash equivalents and restricted cash.  Distributions from investments in unconsolidated subsidiaries are classified based on the nature of the activity of the investee that generated the distribution on our Statements of Cash Flows.  In accordance with ASU 2016-18, our prior year Statements of Cash Flows have also been retrospectively adjusted.

Revenue Recognition

On January 1, 2018, we adopted “Revenue from Contracts with Customers (ASC 606),” which we refer to as “ASC 606.”    ASC 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASC 606 as of January 1, 2018 using the modified retrospective approach to contracts which were not completed as of January 1, 2018.

While the adoption of ASC 606 did not result in a material impact to our consolidated financial statements, it did impact the following:

•	Certain immaterial costs incurred related to our model homes, which were previously capitalized to inventory, are now expensed as incurred.
•

Forfeited customer earnest money deposits, which were previously presented in other income within our Consolidated Statements of Operations, are presented as other revenue. During the three and six months ended June 30, 2018, we recognized $0.3 million and $0.4 million of forfeited deposits, respectively.

•

Land sales to third parties which do not meet the definition of a customer in ASC 606 are classified as other income in our Consolidated Statements of Operations.  During the three and six months ended June 30, 2018, we recorded $5.0 million and  $6.9 million from the disposition of land to third parties which were not considered customers, respectively.  The related cost of these land dispositions during the same periods totaled $5.0 million and $7.2 million, respectively.

•

Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.  We deferred $0.4 million and $1.8 million in revenue and $0.3 million and $1.4 million in costs related to unsatisfied performance obligations on homes that we delivered during the three and six months ended June 30, 2018, respectively.

•

Reclassification of certain costs related to our model homes from inventory to property and equipment on our Consolidated Balance Sheets. Upon adoption, we reclassified $2.3 million from inventories to property and equipment.

Under the modified retrospective approach, we have recorded an opening adjustment to decrease retained earnings by $0.6 million, related to model homes costs that were previously capitalized to inventory, but would have been expensed as incurred under ASC 606.  This amount is included as a non-cash adjustment on our Condensed Consolidated Statements of Cash Flows.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting.

Effective January 1, 2018, the following accounting policies have been modified to reflect the adoption of ASC 606.

Home Sales Revenues - Under ASC 606, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as “Cash held in escrow” on our Consolidated Balance Sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days.  When it is determined that the earnings process is not complete and we have remaining obligations, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied.  Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes.  These deposits are classified as earnest money deposits and are included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.  Earnest money deposits totaled $17.7 million and $14.1 million at June 30, 2018 and December 31, 2017, respectively.

Home and Sales Facilities – Costs related to our model homes and sales facilities are treated in one of three ways depending on their nature.  Costs directly attributable to the home including upgrades that are permanent and sold with the home are capitalized to inventory and included in cost of home sales revenues when the unit is closed to the home buyer.  Marketing related costs, such as non-permanent signage, brochures and marketing materials as well as the cost to convert the model into a salable unit are expensed as incurred.  Costs to furnish the model home sites, permanent signage, and construction of sales facilities are capitalized to property and equipment and depreciated over the estimated life of the community based on the number of lots in the community which typically range from 2 to 3 years.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 12 states.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand is managed by geographic location, and each of our four geographic targets a wide range of buyer profiles including: first time, first time move up, and active adult homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Each of our four geographic regions is considered a separate operating segment.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  Our Wade Jurney Homes brand currently has operations in five states and is managed separately from our four geographic regions and is considered a separate operating segment.

The management of each of our four geographic regions and Wade Jurney Homes reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company.  The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations into the following five reportable segments:

•	West (Southern California, Central Valley, Bay Area and Washington)
•	Mountain (Colorado, Nevada and Utah)
•	Texas (Houston, San Antonio and Austin)
•	Southeast (Georgia, North Carolina, South Carolina and Tennessee)
•	Wade Jurney Homes (Alabama, Georgia, North Carolina, South Carolina, and Florida)

We have also identified our Financial Services operations, which provide mortgage and title services to our homebuyers, as a sixth reportable segment.  Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations through functions, such as our executive, finance, treasury, human resources, and accounting departments.

We have adjusted prior period segment information where applicable to conform to the current period presentation.

The following table summarizes total revenue and income before income tax expense by operating segment, where adjustments for purchase price accounting are included in the relative segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
West	$129,218	$—	$248,139	$—
Mountain	180,523	164,265	326,016	286,301
Texas	63,545	44,350	101,573	75,240
Southeast	125,346	81,466	219,195	156,856
Wade Jurney Homes	25,246	—	25,246	—
Financial Services	8,014	1,743	13,571	1,743
Corporate	—	—	—	—
Total revenue	$531,892	$291,824	$933,740	$520,140

Income (loss) before income tax expense:
West	$12,022	$—	$21,890	$—
Mountain	25,319	21,912	43,242	37,036
Texas	4,972	2,412	6,780	4,241
Southeast	9,149	4,792	13,830	10,608
Wade Jurney Homes	(186)	—	(186)	—
Financial Services	2,629	57	3,790	(697)
Corporate	(7,403)	(6,064)	(19,737)	(16,028)
Total income before income tax expense	$46,502	$23,109	$69,609	$35,160

The following table summarizes total assets by operating segment (in thousands):

	June 30,	December 31,
	2018	2017
West	$408,167	$394,215
Mountain	605,803	571,880
Texas	199,181	192,078
Southeast	458,645	401,618
Wade Jurney Homes	153,559	—
Financial Services	79,001	63,137
Corporate	81,317	112,094
Total assets	$1,985,673	$1,735,022

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, our investment in unconsolidated subsidiaries, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Business Combinations

UCP, Inc.

On August 4, 2017, we acquired UCP, Inc., which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina, and Tennessee.   The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  No fractional shares were issued in connection with the merger, and UCP stockholders received cash in lieu of any fractional shares.    Approximately 4.2 million shares of our common stock were issued in connection with the merger and $100.2 million was paid in cash in connection with the merger.  Outstanding UCP restricted stock units were also converted into an aggregate of 0.2 million of Century Communities restricted stock units pursuant to the merger. We determined that the total fair value of these awards was $6.2 million, of which $1.1 million was attributable to services performed by UCP employees prior to the merger and, as such, was included as consideration.  We incurred approximately $9.6 million in acquisition related expenses.  Total consideration of $209.0 million, inclusive of cash acquired of $20.3 million for this merger, is summarized as follows (in thousands, except per share amount):

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

The following table summarizes the estimate of the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$20,264
Accounts receivable	7,897
Inventories	390,234
Prepaid expenses and other assets	6,988
Property and equipment, net	717
Deferred tax asset, net	11,090
Goodwill	6,607
Total assets	$443,797

Accounts payable	$10,712
Accrued expenses and other liabilities	71,130
Notes payable	152,919
Total liabilities	234,761
Purchase price/Net equity	$209,036

The purchase price accounting reflected above is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities including inventories and our deferred tax asset.   We have not yet finalized the allocation of goodwill to our reporting units.   During the six months ended June 30, 2018, we recognized $1.5 million of expense related to refinements in our estimated fair value of inventories, which occurred during the period.  This measurement period adjustment is included in “Cost of home sales revenues” on our Consolidated Statements of Operations.

Acquired inventories consist of both acquired land and work in process inventories.  We determined the estimate of fair value for acquired land inventory with the assistance of a third-party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price, and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 20% based upon the stage of production of the individual lot.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  We expect that $5.4 million of Goodwill will be deductible for tax purposes.

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

UCP’s results of operations, which include homebuilding revenues of $114.4 million and $217.8 million, respectively, and income before income tax of $7.4 million and $14.0 million, respectively, are included in our Consolidated Statements of Operations for the three and six months ended June 30, 2018.

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

Sundquist Homes’s results of operations, which include homebuilding revenues of $21.1 million and $42.6 million, respectively, and income before tax of $4.3 million and $8.4 million, respectively, are included in our accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2018.

WJH, LLC - Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of the Company.  We initially acquired a 50% ownership interest in WJH in November 2016 as part of a joint venture, which was accounted for under the equity method of accounting.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  The acquired assets primarily include homes under construction.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.2 million in acquisition costs which are reflected in acquisition expenses in our Consolidated Statements of Operations.

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings.  As such, we valued our previously held equity interest in WJH at $35.6 million, which is inclusive of an estimated discount for lack of control of $1.9 million, and recognized a gain of $7.2 million during the three months ended June 30, 2018.  The gain is included in “Equity in income of unconsolidated subsidiaries” on our Consolidated Statements of Operations.

The following table outlines the total consideration transferred, inclusive of cash acquired and the fair value of our previously held equity interest (in thousands):

Cash consideration transferred for 50% ownership interest	$37,500
Previously held equity interest acquisition date fair value	35,625
Net assets acquired	$73,125

The following table summarizes our preliminary estimates of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$9,464
Cash held in escrow	260
Accounts receivable	1,042
Inventories	160,070
Prepaid expenses and other assets	7,710
Amortizable intangible assets	3,375
Goodwill	300
$182,221

Accounts payable	$12,516
Accrued expenses and other liabilities	2,349
Senior notes and revolving line of credit	94,231
Total liabilities	109,096
Net assets acquired	$73,125

Acquired inventories consist primarily of work in process inventories. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.   Amortizable intangible assets include acquired trade names and a non-compete agreement, which were estimated to have fair values of $3.0 million and $0.4 million, respectively, and are amortized over 10 years and 2 years, respectively.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date).

We determined that WJH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

From the acquisition date, WJH’s results of operations, which include homebuilding revenues of $25.2 million, and loss before tax of $0.2 million, are included in our accompanying Consolidated Statement of Operations for the three months ended June 30, 2018.

Unaudited Pro Forma Financial Information

Unaudited pro forma revenues and income before tax expense for the three and six months ended June 30, 2018 gives effect to including the results of the acquisition of WJH as of January 1, 2018.  Unaudited pro forma income before tax expense adjusts the operating results of WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented and excludes acquisition expense incurred related to the transactions (in thousands, except share and per share information):

	Three months ended June 30,	Six months ended June 30,
	2018	2018
Total revenues	$604,120	$1,084,131

Income before tax expense	$43,912	$63,184
Tax expense	(10,978)	(15,795)
Net income	$32,934	$47,389
Less: Undistributed earnings allocated to participating securities	(3)	(59)
Numerator for basic and diluted pro forma EPS	$32,931	$47,330

Pro forma weighted average shares-basic	29,901,791	29,709,728
Pro forma weighted average shares-diluted	30,170,689	30,003,276

Pro forma basic EPS	$1.10	$1.59
Pro forma diluted EPS	$1.09	$1.58

Unaudited pro forma revenues and income before tax expense for the three and six months ended June 30, 2017 gives effect to including the results of the acquisitions of UCP, Sundquist Homes, and WJH as of January 1, 2017.    Unaudited pro forma income before tax expense adjusts the operating results of UCP, Sundquist Homes, and WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented and excludes acquisition expense incurred related to the transactions.  Pro forma basic and diluted earnings per share (which we refer to as “Pro forma EPS”) gives effect to the issuance of approximately 4.2 million shares of common stock as consideration for the acquisition of UCP as though the acquisition had occurred on January 1, 2017 (in thousands, except share and per share information):

	Three months ended June 30,	Six months ended June 30,
	2017	2017
Total revenues	$477,599	$862,615

Income before tax expense	$34,245	$57,051
Tax expense	(8,294)	(12,204)
Net income	$25,951	$44,847
Less: Undistributed earnings allocated to participating securities	(149)	(401)
Numerator for basic and diluted pro forma EPS	$25,802	$44,446

Pro forma weighted average shares-basic	26,321,978	25,990,714
Pro forma weighted average shares-diluted	26,541,931	26,205,816

Pro forma basic EPS	$0.98	$1.71
Pro forma diluted EPS	$0.97	$1.70

4. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2018	2017
Homes under construction	$1,069,594	$869,554
Land and land development	579,541	479,038
Capitalized interest	47,796	41,762
Total inventories	$1,696,931	$1,390,354

5. Financial Services

We use best efforts commitments with various investors to mitigate the risk associated with mortgage loans held for sale.  Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate our interest rate and price risks.  These best effort commitments are considered derivative instruments under ASC 815, “Derivatives and Hedging,” however, we do not have any derivative instruments designated as hedging instruments as of June 30, 2018. Substantially all of the loans originated by us and their related servicing rights are sold in the secondary mortgage market within a short period of time after origination, generally within 30 days. In accordance with ASC 825, “Financial Instruments,” we use the fair value option to record residential mortgage loans available-for-sale at the price they are committed to be sold under the best efforts commitments.  Gains and losses from the sale of mortgage loans are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in Financial services revenues.  Loan origination fees generally represent flat per-loan fee amounts based on a percentage of the principal balance and are recognized as Financial services revenue at the time the loans are closed.

Expected gains and losses from the sale of our loans held for sale are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  As of June 30, 2018, mortgage loans available-for-sale had an aggregate fair value of $57.4 million and an aggregate outstanding principal balance of $55.0 million. The net gain resulting from changes in fair value of the best efforts commitments and mortgage loans held in inventory totaled $0.5 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.5 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and are included in Financial services revenues. Realized net gains from the sale of mortgages during the three and six months ended June 30, 2018 were $5.0 million and $8.7 million, respectively, and were $0.4 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid insurance	$5,706	$6,549
Lot option and escrow deposits	37,952	35,700
Performance deposits	3,944	3,295
Deferred financing costs revolving line of credit, net	4,652	1,795
Restricted cash	4,539	4,881
Secured notes receivable	4,894	2,753
Other	9,419	5,839
Total prepaid expenses and other assets	$71,106	$60,812

Restricted cash is comprised of customer deposits held in escrow pursuant to certain state laws and pledge accounts related to our mortgage repurchase facilities.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2018	2017
Earnest money deposits	$17,744	$14,077
Warranty reserve	10,269	8,531
Accrued compensation costs	19,572	22,129
Land development and home construction accruals	74,502	61,918
Liability for product financing arrangement	15,468	19,751
Accrued interest	14,577	14,435
Income taxes payable	—	851
Other	9,953	8,664
Total accrued expenses and other liabilities	$162,085	$150,356

8. Warranties

Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems for eight to 10 years from the time of closing.  Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on our Consolidated Balance Sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, which is included as a reduction to cost of homes sales revenues on our Consolidated Statements of Operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$8,961	$2,731	$8,531	$2,479
Warranty reserve assumed in business combination	397	—	397	—
Warranty expense provisions	1,787	705	3,221	1,582
Payments	(761)	(379)	(1,720)	(748)
Warranty adjustment	(115)	—	(160)	(256)
Ending balance	$10,269	$3,057	$10,269	$3,057

9. Debt

Our outstanding debt obligations included the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
6.875% senior notes, due May 2022(1)	$379,891	$379,238
5.875% senior notes, due July 2025(1)	395,064	394,725
Other financing obligations	2,320	2,320
Senior notes payable	777,275	776,283
Revolving line of credit, due April 2022	130,000	—
Mortgage repurchase facilities	52,999	48,319
Total debt	$960,274	$824,602

(1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Revolving line of credit

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto.  On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amends and restates the Credit Agreement.  The Amended and Restated Credit Agreement provides us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date and are entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million.  If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Amended and Restated Credit Agreement, subject to the approval of the Administrative Agent. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender.  As of June 30, 2018, we had $130.0 million outstanding under the credit facility leaving $460.0 million in availability and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, entered into a Mortgage Warehouse Line of Credit, with Comerica Bank, upon the expiration of our first Master Repurchase Agreement.  The Mortgage Warehouse Line of Credit (which we refer to as the “Third Master Repurchase Agreement”) provides Inspire with an uncommitted Mortgage Warehouse Line of Credit of up to $40 million, secured by the mortgage loans financed thereunder.  Our existing Second Master Repurchase Agreements provided Inspire with revolving mortgage loan repurchase facilities of up to $35 million, providing Inspire a total potential lending capacity of up to $75 million. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of June 30, 2018, we had $53.0 million outstanding under the Repurchase Facilities and were in compliance with all covenants.

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2018 and 2017, we capitalized all interest costs incurred during these periods, except for interest incurred on capital leases of equipment related to our golf course operations.

Our interest costs are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest capitalized beginning of period	$46,160	$31,713	$41,762	$28,935
Interest capitalized during period	13,920	10,830	27,277	18,564
Less: capitalized interest in cost of sales	(12,284)	(6,875)	(21,243)	(11,831)
Interest capitalized end of period	$47,796	$35,668	$47,796	$35,668

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (which we refer to as the “TCJA”) was signed into law.  The TCJA significantly reforms the Internal Revenue Code of 1986, as amended.  The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate, commencing in 2018, from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits including the deduction for domestic production activities.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses the application of ASC Topic 740 to the TCJA.  SAB 118 outlines that if the accounting for the effects of the TCJA is incomplete, but a reasonable estimate can be made, then provisional amount should be reflected in the financial statements.

Our accounting for the impacts of the TCJA related to current and deferred taxes, and in particular our deferred taxes related to our acquisition of UCP and Sundquist Homes was incomplete when we issued our consolidated financial statements for the year ended December 31, 2017.  During the three and six months ended June 30, 2018, we continued to refine our accounting for the TCJA, including refining certain calculations associated with UCP’s distributive share of its investment in UCP, LLC at the acquisition date of August 4, 2017 in accordance with I.R.C. §704(c).  These refinements resulted in measurement period adjustments increasing our income tax provision for the three months ended June 30, 2018 by $0.6 million and benefiting our income tax provision for the six months ended June 30, 2018 by $1.1 million.

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2018 estimated annual effective tax rate of 26.5% is driven by our blended federal and state statutory rate of 24.9%, and certain permanent differences between GAAP and tax which increased our rate by 1.6%.

For the three months ended June 30, 2018 our estimated annual rate of 26.5% was impacted by discrete items which had a net impact of increasing our rate by 2.1%.  The discrete items recognized during the three months ended June 30, 2018 included federal energy credits for homes delivered in 2017 which benefited our rate by 3.3%, deferred taxes related to our step acquisition of WJH which increased our rate by 4.1%, and measurement period adjustments under SAB 118 described above, which increased our rate by 1.3%.

For the six months ended June 30, 2018, our estimated annual rate of 26.5% was impacted by discrete items which had a net impact of decreasing our rate by 2.9%.  The discrete items recognized during the six months ended June 30, 2018 included federal energy credits for homes delivered in 2017 which benefited our rate by 2.2%, excess tax benefits for vested stock-based compensation which benefited our rate by 2.0%, and measurement period adjustments under SAB 118 described above, which decreased our rate by 1.5%.  These items were partially offset by a discrete item for deferred taxes related to our step acquisition of WJH which increased our rate by 2.8%.

For the three and six months ended June 30, 2018 and 2017, we recorded income tax expense of $13.3 million $16.4 million, respectively.

12. Fair Value Disclosures

Accounting Standards Codification Topic 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		June 30, 2018		December 31, 2017

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$4,894	$4,861	$2,753	$2,727
Mortgage loans held for sale(2)	Level 2	$57,353	$57,353	$52,327	$52,327

6.875% senior notes(3)	Level 2	$379,891	$387,089	$379,238	$397,044
5.875 % senior notes (3)	Level 2	$395,064	$371,064	$394,725	$400,225
Revolving line of credit(4)	Level 2	$130,000	$130,000	$—	$—
Other(4)	Level 2	$2,320	$2,320	$2,320	$2,320
Mortgage repurchase facilities(4)	Level 2	$52,999	$52,999	$48,319	$48,319
(1)	Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities are measured at fair value when acquired in a business combination.  Long-lived assets determined to be impaired are measured at fair value.

13. Stock-Based Compensation

During the three months ended June 30, 2018, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $28.10 per share that are subject to both service and performance vesting conditions.  The quantity of shares that will vest under the PSUs range from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three-year pre-tax income performance goal.   During the three months ended June 30, 2018, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.1 million shares of common stock with a grant date fair value of $30.21 per share that vest on the one-year anniversary.  During the six months ended June 30, 2018, we granted the PSUs covering 0.3 million shares of common stock, assuming maximum level of performance, referred to above, and RSUs covering a total of 0.3 million shares of common stock, together with a weighted average grant date fair value of $30.43 per share.  As of June 30, 2018, we had no remaining unvested restricted stock awards (which we refer to as “RSAs”) outstanding.

A summary of our outstanding RSUs and PSUs, assuming maximum level of performance, are as follows (in thousands, except years):

As of June 30, 2018
Unvested awards/units	955
Unrecognized compensation cost	$17,488
Period to recognize compensation cost	1.8 years

During the three months ended June 30, 2018 and 2017, we recognized stock-based compensation expense of $3.8 million and $2.0 million, respectively. During the six months ended June 30, 2018 and 2017, we recognized stock-based compensation expense of $6.3 million and $3.9 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our Consolidated Statements of Operations.

14. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2018 and December 31, 2017, there were 30.1 million and 29.4 million shares of common stock issued and outstanding, respectively, inclusive of the RSAs then outstanding.

We issued 0.3 million shares of common stock related to the vesting of restricted RSUs during the three and six months ended June 30, 2018.  As of June 30, 2018, approximately 1.0 million shares remained available for issuance under the Century Communities, Inc. 2017 Omnibus Incentive Plan.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of the Sales Agents in “at-the-market” offerings.  On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, which superseded and replaced the First Distribution Agreement,  pursuant to which we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the Sales Agents in at-the-market offerings.  On July 3, 2018, we entered into a third Distribution Agreement (which we refer to as the “Third Distribution Agreement”) with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as its sales agents (which we refer to as the “New Sales Agents”), which superseded and replaced the Second Distribution Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the New Sales Agents in at-the-market offerings.   During the three and six months ended June 30, 2018, we sold and issued an aggregate of 0.3 million and 0.5 million shares of our common stock under the Second Distribution Agreement, which provided net proceeds of $9.6 million and $14.6 million, respectively, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.3 million respectively.  During the three and six months ended June 30, 2017, we sold and issued an aggregate of 0.4 million and 1.2 million, respectively, shares of our common stock under the First Distribution Agreement, which provided net proceeds of $9.6 million and $24.6 million, respectively, and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.5 million, respectively.

15.  Earnings Per Share

We use the two-class method of calculating EPS as our non-vested RSAs have non-forfeitable rights to dividends and, accordingly, represent a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period.  We use the treasury stock method to calculate the dilutive effect of our RSUs and PSUs as these awards do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share information):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net income	$33,193	$14,831	$53,212	$23,630
Less: Undistributed earnings allocated to participating securities	(3)	(101)	(67)	(251)
Net income allocable to common stockholders	$33,190	$14,730	$53,145	$23,379
Denominator
Weighted average common shares outstanding - basic	29,901,791	22,146,124	29,709,728	21,814,860
Dilutive effect of restricted stock units	268,898	219,953	293,548	215,102
Weighted average common shares outstanding - diluted	30,170,689	22,366,077	30,003,276	22,029,962
Earnings per share:
Basic	$1.11	$0.67	$1.79	$1.07
Diluted	$1.10	$0.66	$1.77	$1.06

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive.  We excluded from diluted earnings per share the common unit equivalents related to 113 RSUs for the six months ended June 30, 2017.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2018 and December 31, 2017, we had $191.1 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction defect claims. It is the opinion of our management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record a charge to selling, general, and administrative on our Consolidated Statements of Operations for our estimated loss.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flows.

17. Supplemental Guarantor Information

Our 6.875% senior notes due 2022 and 5.875% senior notes due 2025 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”).

Each of the indentures governing our Senior Notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the respective indentures), which sale, transfer, exchange or other disposition does not constitute an “Asset Sale” (as defined in the respective indentures) or is made in compliance with applicable provisions of the applicable indenture; (2) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the assets of such Guarantor, which sale, transfer, exchange or other disposition does not constitute an Asset Sale or is made in compliance with applicable provisions of the applicable indenture; provided, that after such sale, transfer, exchange or other disposition, such Guarantor is an “Immaterial Subsidiary” (as defined in the respective indentures); (3) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the applicable indenture; provided that if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the applicable Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the applicable Indenture; (4) upon the designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the respective Indentures), in accordance with the applicable indenture; (5) if the Company exercises its legal defeasance option or covenant defeasance option under the applicable indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the applicable indenture, upon such exercise or discharge; or (6) in connection with the dissolution of such Guarantor under applicable law in accordance with the applicable indenture.

As the guarantees were made in connection with exchange offers effected in February 2015, October 2015 and April 2017 and the issuance of the 5.875% senior notes due 2025, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of June 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$—	$8,343	$18,258	$(7,119)	$19,482
Cash held in escrow	—	43,880	—	—	43,880
Accounts receivable	9,169	11,680	41	—	20,890
Investment in consolidated subsidiaries	1,722,426	—	—	(1,722,426)	—
Inventories	—	1,696,931	—	—	1,696,931
Mortgage loans held for sale	—	—	57,353	—	57,353
Prepaid expenses and other assets	7,060	61,914	2,132	—	71,106
Deferred tax assets, net	9,704	—	—	—	9,704
Property and equipment, net	12,399	19,398	685	—	32,482
Amortizable intangible assets, net	—	5,573	—	—	5,573
Goodwill	—	28,272	—	—	28,272
Total assets	$1,760,758	$1,875,991	$78,469	$(1,729,545)	$1,985,673
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$24,610	$41,737	$380	$(7,119)	$59,608
Accrued expenses and other liabilities	27,487	132,474	2,124	—	162,085
Senior notes payable	774,955	2,320	—	—	777,275
Revolving line of credit	130,000	—	—	—	130,000
Mortgage repurchase facilities	—	—	52,999	—	52,999
Total liabilities	957,052	176,531	55,503	(7,119)	1,181,967
Stockholders’ equity:	803,706	1,699,460	22,966	(1,722,426)	803,706
Total liabilities and stockholders’ equity	$1,760,758	$1,875,991	$78,469	$(1,729,545)	$1,985,673

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$56,234	$23,399	$9,199	$—	$88,832
Cash held in escrow	—	37,088	635	—	37,723
Accounts receivable	3,124	9,944	(69)	—	12,999
Investment in consolidated subsidiaries	1,434,619	—	—	(1,434,619)	—
Inventories	—	1,390,354	—	—	1,390,354
Mortgage loans held for sale	—	—	52,327	—	52,327
Prepaid expenses and other assets	3,028	57,273	511	—	60,812
Deferred tax assets, net	5,555	—	—	—	5,555
Property and equipment, net	11,694	15,683	534	—	27,911
Investment in unconsolidated subsidiaries	28,208	—	—		28,208
Amortizable intangible assets, net	—	2,938	—	—	2,938
Goodwill	—	27,363	—	—	27,363
Total assets	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$1,452	$23,057	$322	$—	$24,831
Accrued expenses and other liabilities	31,814	117,070	1,472	—	150,356
Senior notes payable	773,963	2,320	—	—	776,283
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facilities	—	—	48,319	—	48,319
Total liabilities	807,229	142,447	50,113	—	999,789
Stockholders’ equity:	735,233	1,421,595	13,024	(1,434,619)	735,233
Total liabilities and stockholders’ equity	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$522,164	$—	$—	$522,164
Land sales and other revenues	—	1,714	—	—	1,714
	—	523,878	—	—	523,878
Financial services revenue	—	—	8,014	—	8,014
Total revenues	—	523,878	8,014	—	531,892
Homebuilding cost of revenues
Cost of homes sales revenues	—	(427,197)	—	—	(427,197)
Cost of land sales and other revenues	—	(1,040)	—	—	(1,040)
	—	(428,237)	—	—	(428,237)
Financial services costs	—	—	(5,385)	—	(5,385)
Selling, general and administrative	(18,154)	(45,480)	—	—	(63,634)
Acquisition expense	(165)	—	—	—	(165)
Equity in earnings from consolidated subsidiaries	34,555	—	—	(34,555)	—
Equity in income of unconsolidated subsidiaries	11,681	—	—	—	11,681
Other income (expense)	(22)	372	—	—	350
Income before income tax expense	27,895	50,533	2,629	(34,555)	46,502
Income tax (expense) benefit	5,298	(17,687)	(920)	—	(13,309)
Net income	$33,193	$32,846	$1,709	$(34,555)	$33,193

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$287,588	$—	$—	$287,588
Land sales and other revenues	—	2,493	—	—	2,493
	—	290,081	—	—	290,081
Financial services revenue	—	—	1,502	241	1,743
Total revenues	—	290,081	1,502	241	291,824
Homebuilding cost of revenues
Cost of homes sales revenues	—	(233,888)	—	—	(233,888)
Cost of land sales and other revenues	—	(1,746)	—	—	(1,746)
	—	(235,634)	—	—	(235,634)
Financial services costs	—	—	(1,445)	—	(1,445)
Selling, general and administrative	(7,587)	(26,633)	—	—	(34,220)
Acquisition expense	(916)	—	—	—	(916)
Equity in earnings from consolidated subsidiaries	18,687	—	—	(18,687)	—
Equity in income from unconsolidated subsidiaries	2,676	—	—	—	2,676
Other income (expense)	316	508	—	—	824
Income before income tax expense	13,176	28,322	57	(18,446)	23,109
Income tax (expense) benefit	1,655	(9,913)	(20)	—	(8,278)
Net income	$14,831	$18,409	$37	$(18,446)	$14,831

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$916,995	$—	$—	$916,995
Land sales and other revenues	—	3,174	—	—	3,174
	—	920,169	—	—	920,169
Financial services revenue	—	—	13,571	—	13,571
Total revenues	—	920,169	13,571	—	933,740
Homebuilding cost of revenues
Cost of homes sales revenues	—	(746,780)	—	—	(746,780)
Cost of land sales and other revenues	—	(1,917)	—	—	(1,917)
	—	(748,697)	—	—	(748,697)
Financial services costs	—	—	(9,781)	—	(9,781)
Selling, general and administrative	(33,616)	(86,540)	—	—	(120,156)
Acquisition expense	(338)	—	—	—	(338)
Equity in earnings from consolidated subsidiaries	65,837	—	—	(65,837)	—
Equity in income of unconsolidated subsidiaries	14,849	—	—	—	14,849
Other income (expense)	(255)	247	—	—	(8)
Income (loss) before income tax expense	46,477	85,179	3,790	(65,837)	69,609
Income tax (expense) benefit	6,735	(22,146)	(986)	—	(16,397)
Net income	$53,212	$63,033	$2,804	$(65,837)	$53,212

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$514,008	$—	$—	$514,008
Land sales and other revenues	—	4,389	—	—	4,389
	—	518,397	—	—	518,397
Financial services revenue	—	—	1,743	—	1,743
Total revenues	—	518,397	1,743	—	520,140
Homebuilding cost of revenues
Cost of homes sales revenues	—	(416,212)	—	—	(416,212)
Cost of land sales and other revenues	—	(2,890)	—	—	(2,890)
	—	(419,102)	—	—	(419,102)
Financial services costs	—	—	(2,199)	—	(2,199)
Selling, general and administrative	(17,535)	(49,897)	—	—	(67,432)
Acquisition expense	(1,439)	—	—	—	(1,439)
Equity in earnings from consolidated subsidiaries	32,400	—	—	(32,400)	—
Equity in income from unconsolidated subsidiaries	3,931	—	—	—	3,931
Other income (expense)	357	868	36	—	1,261
Income (loss) before income tax expense	17,714	50,266	(420)	(32,400)	35,160
Income tax (expense) benefit	5,916	(17,593)	147	—	(11,530)
Net income	$23,630	$32,673	$(273)	$(32,400)	$23,630

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(28,930)	$(43,880)	$(963)	$(7,119)	$(80,892)
Net cash used in investing activities	$(68,490)	$(163,120)	$(152)	$196,514	$(35,248)
Financing activities
Borrowings under revolving credit facilities	$305,000	$—	$—	$—	$305,000
Payments on revolving credit facilities	(175,000)	—	—	—	(175,000)
Extinguishments of debt assumed in business combination	(94,231)	—	—	—	(94,231)
Debt issuance costs	(3,521)	—	—	—	(3,521)
Repurchases of common stock upon vesting of restricted stock awards	(4,788)	—	—	—	(4,788)
Payments from (and advances to) parent/subsidiary	(583)	189,959	7,138	(196,514)	—
Net proceeds from mortgage repurchase facilities	—	—	4,679	—	4,679
Net proceeds from issuances of common stock	14,309	—	—	—	14,309
Net cash provided by financing activities	$41,186	$189,959	$11,817	$(196,514)	$46,448
Net decrease	$(56,234)	$(17,041)	$10,702	$(7,119)	$(69,692)
Cash and cash equivalents and Restricted cash
Beginning of period	$56,234	$28,044	$9,435	$—	$93,713
End of period	$—	$11,003	$20,137	$(7,119)	$24,021

Cash and cash equivalents	$—	$8,343	$18,258	$(7,119)	$19,482
Restricted Cash	—	2,660	1,879	—	4,539
Cash and cash equivalents and Restricted cash	$—	$11,003	$20,137	$(7,119)	$24,021

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(856)	$(26,788)	$(11,661)	$—	$(39,305)
Net cash used in investing activities	$(45,267)	$(4,690)	$(325)	$44,447	$(5,835)
Financing activities
Borrowings under revolving credit facilities	$75,000	$—	$—	$—	$75,000
Payments on revolving credit facilities	(270,000)	—	—	—	(270,000)
Proceeds from issuance of senior notes	523,000	—	—	—	523,000
Principal payments on notes payable	—	(2,541)	—	—	(2,541)
Debt issuance costs	(3,593)	—	—	—	(3,593)
Repurchase of common stock upon vesting of restricted stock awards	(3,693)	—	—	—	(3,693)
Payments from (and advances to) parent/subsidiary	—	43,045	1,402	(44,447)	—
Net proceeds from mortgage repurchase facility	—	—	10,551	—	10,551
Net proceeds from issuances of common stock	24,333	—	—	—	24,333
Net cash provided by financing activities	$345,047	$40,504	$11,953	$(44,447)	$353,057
Net decrease	$298,924	$9,026	$(33)	$—	$307,917
Cash and cash equivalents and Restricted cash
Beginning of period	$14,637	$10,150	$6,167	$—	$30,954
End of period	$313,561	$19,176	$6,134	$—	$338,871

Cash and cash equivalents	$313,561	$17,091	$6,134	$—	$336,786
Restricted Cash	—	2,085	—	—	2,085
Cash and cash equivalents and Restricted cash	$313,561	$19,176	$6,134	$—	$338,871

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.  Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;
•	a downturn in the homebuilding industry, including a decline in real estate values or market conditions resulting in impairment of our assets;
•	changes in assumptions used to make industry forecasts;
•	continued volatility and uncertainty in the credit markets and broader financial markets;
•	our future operating results and financial condition;
•	our business operations;
•	changes in our business and investment strategy;
•	availability of land to acquire, and our ability to acquire such land on favorable terms or at all;
•	availability, terms and deployment of capital;
•	availability of mortgage financing or an increase in the number of foreclosures in the market;
•	shortages of or increased prices for labor, land or raw materials used in housing construction;
•	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
•	impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;
•	changes in, or the failure or inability to comply with, governmental laws and regulations;
•	the timing of receipt of regulatory approvals and the opening of projects;
•	the degree and nature of our competition;
•	our leverage, debt service obligations and exposure to changes in interest rates;
•	our ability to successfully integrate the acquired businesses and realize projected cost savings and other benefits;
•	availability of qualified personnel and our ability to retain our key personnel;
•	taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Cuts and Jobs Act; and
•	changes in GAAP.

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

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of Alabama, California, Colorado, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand, targets a wide range of buyer profiles including: first time, first time move up, and active adult homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Each of our four geographic regions is considered an operating segment.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage services and title services, respectively, to our home buyers have been identified as our Financial Services segment.

On August 4, 2017, we acquired UCP, Inc. (which we refer to as “UCP”) which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina, and Tennessee.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger for total consideration of $209.0 million.  Additionally, on October 31, 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes, LLC and affiliates (which we refer to as “Sundquist Homes”), a homebuilder with operations in the greater Seattle, Washington area, for approximately $50.2 million.    On June 14, 2018, we acquired the remaining 50% ownership interest in WJH, LLC (which we refer to as “WJH”) for $37.5 million. Wade Jurney Homes specializes in providing single family homes for first time buyers.  On the acquisition date, WJH had operations in Alabama, Florida, Georgia, North Carolina and South Carolina.

Results of Operations

During the three and six months ended June 30, 2018, we delivered 1,384 and 2,325 homes, respectively, with an average sales price of $377.3 thousand and $394.4 thousand, respectively. During the same periods, we generated approximately $522.2 million and $917.0 million in home sales revenues, respectively, approximately $46.5 million and $69.6 million in income before income tax expense, respectively, and approximately $33.2 million and $53.2 million in net income, respectively.

For the three and six months ended June 30, 2018, our new home contracts, net of cancelations, totaled 1,543 and 2,921, respectively, a 51.1% increase and 47.6% increase over the same respective periods in 2017. As of June 30, 2018, we had a backlog of 3,199 sold but unclosed homes, a 134.2% increase as compared to June 30, 2017, representing approximately $987.3 million in sales value, an 88.9% increase as compared to June 30, 2017.

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017.

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Consolidated Statements of Operations:
Revenue
Home sales revenues	$522,164	$287,588	$916,995	$514,008
Land sales revenues	1,714	2,493	3,174	4,389
	523,878	290,081	920,169	518,397
Financial services revenue	8,014	1,743	13,571	1,743
Total revenues	531,892	291,824	933,740	520,140
Homebuilding cost of revenues
Cost of home sales revenues	(427,197)	(233,888)	(746,780)	(416,212)
Cost of land sales and other revenues	(1,040)	(1,746)	(1,917)	(2,890)
	(428,237)	(235,634)	(748,697)	(419,102)
Financial services costs	(5,385)	(1,445)	(9,781)	(2,199)
Selling, general, and administrative	(63,634)	(34,220)	(120,156)	(67,432)
Acquisition expense	(165)	(916)	(338)	(1,439)
Equity in income of unconsolidated subsidiaries	11,681	2,676	14,849	3,931
Other income (expense)	350	824	(8)	1,261
Income before income tax expense	46,502	23,109	69,609	35,160
Income tax expense	(13,309)	(8,278)	(16,397)	(11,530)
Net income	$33,193	$14,831	$53,212	$23,630
Earnings per share:
Basic	$1.11	$0.67	$1.79	$1.07
Diluted	$1.10	$0.66	$1.77	$1.06
Adjusted diluted earnings per share(1)	$1.21	$0.69	$1.98	$1.11
Other Operating Information (dollars in thousands):
Number of homes delivered	1,384	753	2,325	1,361
Average sales price of homes delivered	$377.3	$381.9	$394.4	$377.7
Homebuilding gross margin percentage	18.2%	18.7%	18.6%	19.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	22.3%	21.1%	22.7%	21.4%
Backlog at end of period, number of homes	3,199	1,366	3,199	1,366
Backlog at end of period, aggregate sales value	$987,253	$522,642	$987,253	$522,642
Average sales price of homes in backlog	$308.6	$382.5	$308.6	$382.5
Net new home contracts	1,543	1,021	2,921	1,978
Selling communities at period end	120	91	120	91
Average selling communities	119	89	119	88
Total owned and controlled lot inventory	38,644	22,566	38,644	22,566
Adjusted income before income tax expense(1)	$48,611	$24,129	$79,161	$36,716
Adjusted net income(1)	$36,459	$15,486	$59,370	$24,676
Net homebuilding debt to net capital(1)	51.2%	44.9%	51.2%	44.9%

(1) This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Results of Operations by Reportable Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
West	213	—	$606.8	$—	$129,249	$—	$11,822	$—
Mountain	421	382	$425.4	$426.7	179,099	163,012	25,319	21,912
Texas	206	107	$307.7	$402.9	63,380	43,111	4,972	2,412
Southeast	379	264	$330.3	$308.6	125,191	81,465	9,349	4,792
Wade Jurney Homes	165	—	$153.0	$—	25,245	—	(186)	—
Financial Services	—	—	$—	$—	—	—	2,629	57
Corporate	—	—	$—	$—	—	—	(7,403)	(6,064)
Total	1,384	753	$377.3	$381.9	$522,164	$287,588	$46,502	$23,109

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
West	413	—	$600.9	$—	$248,169	$—	$21,890	$—
Mountain	764	671	$423.2	$423.2	323,359	283,970	43,242	37,036
Texas	314	176	$322.2	$415.8	101,167	73,183	6,780	4,241
Southeast	669	514	$327.4	$305.2	219,055	156,855	13,830	10,608
Wade Jurney Homes	165	—	$153.0	$—	25,245	—	(186)	—
Financial Services	—	—	$—	$—	—	—	3,790	(697)
Corporate	—	—	$—	$—	—	—	(19,737)	(16,028)
Total	2,325	1,361	$394.4	$377.7	$916,995	$514,008	$69,609	$35,160

West

In our West segment, for the three and six months ended June 30, 2018, our income before income tax was $11.8 million and $21.9 million, respectively.  We acquired the entirety of our operations in the West operating segment in conjunction with our acquisitions of UCP, Inc. and Sundquist Homes in 2017, as discussed above.  During the three and six months ended June 30, 2018, we delivered 213 and 413 homes, respectively, with an average price of $606.8 thousand and $600.9 thousand, respectively, and generated $129.2 million and $248.2 million in home sales revenues in the West.

Mountain

In our Mountain segment, for the three and six months ended June 30, 2018, our income before income tax increased by $3.4 million and $6.2 million, respectively, to $25.3 million and $43.2 million, respectively as compared to $21.9 million and $37.0 million, respectively, for the same periods in 2017.  These increases were due to an increase in the number of homes delivered during the current year periods.

Texas

In our Texas segment, for the three and six months ended June 30, 2018, our income before income tax increased by $2.6 million and $2.5 million, respectively, to $5.0 million and $6.8 million, respectively, as compared to $2.4 million and $4.2 million, respectively, for the same periods in 2017.  These increases were due to the delivery of more homes at lower average selling prices during the current year periods.

Southeast

In our Southeast segment, for the three and six months ended June 30, 2018, our income before income tax increased by $4.6 million and $3.2 million, respectively, to $9.3 million and $13.8 million, respectively, as compared to $4.8 million and $10.6 million, respectively, for the same periods in 2017.  These increases were due to increases in the number of homes delivered at higher average selling prices during the current year periods.

Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned and controlled subsidiary of Century.  We initially acquired a 50% ownership in WJH in November 2016, which was accounted for under the equity method of accounting.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  Since the date of acquisition, WJH has delivered 165 homes at an average selling price of $153.0 thousand.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. and Parkway Title, LLC, which provide mortgage and title services to our home buyers, respectively, have been identified as our Financial Services operating segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Our home buying customers account for substantially all loan production and substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the three and six months ended June 30, 2018, we originated and closed 545 loans and 879 loans,  respectively, with an aggregate total principal amount of $172.6 million and $277.2 million, respectively.

Corporate

During the three and six months ended June 30, 2018, our Corporate segment generated losses of $7.4 million and $19.7 million, respectively, as compared to losses of $6.1 million and $16.0 million, respectively, for the same periods in 2017.  The increase in expenses during the three and six months ended June 30, 2018 was primarily attributable to an increase in our compensation-related expenses, including non-cash expenses for stock-based payments, and an increase in the number of employees after our acquisitions of UCP, Inc., Sundquist Homes, and WJH, partially offset by an increase in equity in income from unconsolidated subsidiaries, which includes the gain recognized on the acquisition of the remaining ownership interest in WJH.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three and six months ended June 30, 2018 to 18.2% and 18.6%, respectively, as compared to 18.7% and 19.0%, respectively, for the same periods in 2017.  The decreases were primarily driven by the increased costs recognized for purchase price accounting for acquired work in process inventory associated with the UCP, Sundquist Homes, and WJH acquisitions.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three months ended June 30,
	2018	%	2017	%

Home sales revenues	$522,164	100.0%	$287,588	100.0%
Cost of home sales revenues	(427,197)	(81.8)%	(233,888)	(81.3)%
Gross margin from home sales	94,967	18.2%	53,700	18.7%
Add: Interest in cost of home sales revenues	12,284	2.4%	6,875	2.4%
Adjusted homebuilding gross margin excluding interest(1)	107,251	20.5%	60,575	21.1%
Add: Purchase price accounting for acquired work in process inventory	9,163	1.8%	104	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory(1)	$116,414	22.3%	$60,679	21.1%

	Six months ended June 30,
	2018	%	2017	%

Home sales revenues	$916,995	100.0%	$514,008	100.0%
Cost of home sales revenues	(746,780)	(81.4)%	(416,212)	(81.0)%
Gross margin from home sales	170,215	18.6%	97,796	19.0%
Add: Interest in cost of home sales revenues	21,243	2.3%	11,831	2.3%
Adjusted homebuilding gross margin excluding interest(1)	191,458	20.9%	109,627	21.3%
Add: Purchase price accounting for acquired work in process inventory	16,433	1.8%	117	0.0%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory(1)	$207,891	22.7%	$109,744	21.4%

(1)  This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and six months ended June 30, 2018, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 22.3% and 22.7%, respectively, as compared to 21.1% and 21.4%, respectively, for the same periods in 2017.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three months ended June 30,		Increase
	2018	2017	Amount	%
Selling, general and administrative	$(63,634)	$(34,220)	$(29,414)	86.0%
As a percentage of homes sales revenue	(12.2)%	(11.9)%

	Six months ended June 30,		Increase
	2018	2017	Amount	%
Selling, general and administrative	$(120,156)	$(67,432)	$(52,724)	78.2%
As a percentage of homes sales revenue	(13.1)%	(13.1)%

Our selling, general and administrative costs increased $29.4 million for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to the following: (1) an increase of $7.2 million in commission expense resulting from a 82% increase in home sales revenues, (2) an increase of $14.1 million in our compensation-related expenses, including incentive compensation associated with higher head count to support our growth, (3) an increase of $1.6 million in advertising expenses, (4) an increase of $1.3 million in depreciation and amortization expense as a result of our growth, and (5) a net increase of $5.2 million related to individually insignificant changes in other corporate expenses, including rent and office related expenses, model expenses, information technology and insurance.

Our selling, general and administrative costs increased $52.7 million for the six months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to the following: (1) an increase of $12.2 million in commission expense resulting from a 78% increase in home sales revenues, (2) an increase of $26.0 million in our compensation-related expenses, including incentive compensation associated with higher head count to support our growth, (3) an increase of $3.2 million in advertising expenses, (4) an increase of $2.5 million in depreciation and amortization expense and an increase of $1.4 million in information technology expenses, both as a result of our growth, and (5) a net increase of $7.3 million related to individually insignificant changes in other corporate expenses, including rent and office related expenses, model expenses and insurance.

Equity in Income from Unconsolidated Subsidiaries

On June 14, 2018, we paid cash to complete the acquisition of the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of Century.  Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings.  As such, we valued our previously held equity interest in WJH at $35.6 million, inclusive of a discount for lack of control, and recognized a gain of $7.2 million during the three months ended June 30, 2018, included in “Equity in income of unconsolidated subsidiaries” in our Consolidated Statements of Operations.   Prior to the acquisition, during the three and six months ended June 30, 2018, we received operating distributions from WJH of $4.0 million and $7.4 million, respectively.

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

For the three months ended June 30, 2018, our estimated annual rate of 26.5% was impacted by discrete items which had a net impact of increasing our rate by 2.1%.  The discrete items recognized during the three months ended June 30, 2018 included federal energy credits for homes delivered in 2017 which benefited our rate by 3.3%, deferred taxes related to our step acquisition of WJH which increased our rate by 4.1%, and measurement period adjustments under SAB 118 described above which increased our rate by 1.3%.

For the six months ended June 30, 2018 our estimated annual rate of 26.5% was impacted by discrete items which had a net impact of decreasing our rate by 2.9%.  The discrete items recognized during the six months ended June 30, 2018 included federal energy credits for homes delivered in 2017 which benefited our rate by 2.2%, excess tax benefits for vested stock-based compensation which benefited our rate by 2.0%, and measurement period adjustments under SAB 118 described above, which decreased our rate by 1.5%.  These items were partially offset by a discrete item for deferred taxes related to our step acquisition of WJH which increased our rate by 2.8%.

For the three and six months ended June 30, 2018 and 2017, we recorded income tax expense of $13.3 million and $16.4 million, respectively.

Segment Assets

(Dollars in thousands)

	June 30,	December 31,	Increase (Decrease)
	2018	2017	Amount	Change
West	$408,167	$394,215	$13,952	3.5%
Mountain	605,803	571,880	33,923	5.9%
Texas	199,181	192,078	7,103	3.7%
Southeast	458,645	401,618	57,027	14.2%
Wade Jurney Homes	153,559	—	153,559	NM
Financial Services	79,001	63,137	15,864	25.1%
Corporate	81,317	112,094	(30,777)	(27.5)%
Total assets	$1,985,673	$1,735,022	$250,651	14.4%

NM – Not Meaningful

Lots owned and	June 30, 2018			December 31, 2017			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,790	2,420	6,210	3,742	3,179	6,921	1.3%	(23.9)%	(10.3)%
Mountain	5,399	4,851	10,250	4,666	4,856	9,522	15.7%	(0.1)%	7.6%
Texas	2,560	3,201	5,761	2,517	3,489	6,006	1.7%	(8.3)%	(4.1)%
Southeast	5,135	4,460	9,595	4,827	3,508	8,335	6.4%	27.1%	15.1%
Wade Jurney Homes	2,472	4,356	6,828	—	—	—	NM	NM	NM
Total	19,356	19,288	38,644	15,752	15,032	30,784	22.9%	28.3%	25.5%

NM – Not Meaningful

Of our total lots owned and controlled as of June 30, 2018,  50.1% were owned and 49.9% were controlled, as compared to 51.2% owned and 48.8% controlled as of December 31, 2017.

Total assets increased by $250.7 million, or 14.4%, to $2.0 billion at June 30, 2018 as a result of our acquisition of WJH and increased investments in all of our other homebuilding segments and financial services.

Other Homebuilding Operating Data

	Three months ended				Six months ended
Net new home contracts	June 30,		Increase		June 30,		Increase
	2018	2017	Amount	% Change	2018	2017	Amount	% Change
West	186	—	186	NM	402	—	402	NM
Mountain	460	463	(3)	(0.7)%	1,005	917	88	9.6%
Texas	194	112	82	73.2%	343	227	116	51.1%
Southeast	559	446	113	25.3%	1,027	834	193	23.1%
Wade Jurney Homes	144	—	144	NM	144	—	144	NM
Total	1,543	1,021	522	51.1%	2,921	1,978	943	47.6%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2018 increased by 522 homes, or 51.1%, to 1,543, compared to 1,021 for the same period in 2017.    Net new home contracts for the six months ended June 30, 2018 increased by 943 homes, or 47.6%, to 2,921, compared to 1,978 for the same period in 2017.  These increases in our net new home contracts were driven by our acquisitions, as well as an increase in our open selling communities.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and six months ended June 30, 2018 by segment are included in the tables below:

	Three months ended June 30,		Increase
	2018	2017	Amount	% Change
West	5.2	-	5.2	NM
Mountain	4.9	4.5	0.4	8.9%
Texas	2.7	1.8	0.9	50.0%
Southeast	3.5	4.1	(0.6)	(14.6)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	3.9	3.7	0.2	5.4%

	Six months ended June 30,		Increase
	2018	2017	Amount	% Change
West	5.6	-	5.6	NM
Mountain	5.4	4.5	0.9	20.0%
Texas	2.4	1.8	0.6	33.3%
Southeast	3.2	3.9	(0.7)	(17.9)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	3.9	3.6	0.3	8.3%

NM – Not Meaningful

N/A – Not Applicable

Our absorption rates increased by 5.4% and 8.3%, respectively, to 3.9 per month during the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Selling communities at period end	As of June 30,		Increase/(Decrease)
	2018	2017	Amount	% Change

West	12	—	12	NM
Mountain	31	34	(3)	(8.8)%
Texas	24	21	3	14.3%
Southeast	53	36	17	47.2%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	120	91	29	31.9%

NM – Not Meaningful

N/A – Not Applicable

Our selling communities increased to 120 communities at June 30, 2018 as compared to 91 communities at June 30, 2017.  This increase is primarily attributable to our acquisitions of UCP and Sundquist Homes as well as our continued growth in the Carolinas.   As WJH does not sell homes by community, but through studios, there is no community or absorptions presented.

Backlog

	As of June 30,
Backlog	2018			2017			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	259	$150,619	$581.5	—	$—	$—	NM	NM	NM
Mountain	696	307,825	442.1	575	244,512	425.0	21.0%	25.9%	4.0%
Texas	244	88,458	362.5	202	90,314	447.1	20.8%	(2.1)%	(18.9)%
Southeast	738	242,378	328.4	589	187,816	318.9	25.3%	29.1%	3.0%
Wade Jurney Homes	1,262	197,973	156.9	—	—	—	NM	NM	NM
Total / Weighted Average	3,199	$987,253	$308.6	1,366	$522,642	$382.5	134.2%	88.9%	(19.3)%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At June 30, 2018, we had 3,199 homes in backlog with a total value of $987.3 million, which represents an increase of 134.2% and 88.9%, respectively, as compared to June 30, 2017.  The increase in backlog and backlog value is primarily attributable to our acquisitions of UCP and Sundquist Homes, as well as the increase in the demand for new homes in the communities in which we have historically operated.  The increase in average sales price of homes in backlog is driven by increases in most of our markets as a result of pricing strength due to positive market trends as well as product mix towards higher priced communities.

Supplemental Pro Forma Information

As we completed significant acquisitions in 2017 and 2018 that are not included in our results of operations for the three and six months ended June 30, 2018 and 2017,  and to aid readers with 2018 over 2017 comparability for the entire merged business, we are including limited supplemental pro forma information below for the three and six months ended June 30, 2018 and 2017.  The supplemental pro forma information below presents pro forma combined financial and operating data reflecting the UCP, Sundquist Homes and WJH acquisitions as if they had occurred on January 1, 2017 and the WJH acquisition as if it has occurred on January 1, 2018. The selected condensed combined pro forma data combines the historical home sales revenues, net new home contracts, new homes delivered and average sales price of homes delivered of Century, UCP, Sundquist Homes and WJH, giving effect to the UCP, Sundquist Homes and WJH acquisitions as if they had been consummated on January 1, 2017.  The pro forma information is for informational purposes only and supplements our Condensed Consolidated Financial Statements prepared in accordance with US GAAP. We believe that the pro forma information is useful as it provides additional information given the significant impact of these acquisitions, and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. The pro forma information below does not purport to reflect the results of operations that would have occurred if the UCP, Sundquist Homes and WJH acquisitions had been consummated on January 1, 2017, nor does it purport to represent the results of operations of the Company for any future dates or periods.

Three months ended June 30,
2018				2017
Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price
$594,392	2,119	1,860	$319.6	$473,363	1,880	1,050	$450.9
Six months ended June 30,
2018				2017
Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price	Pro Forma Home Sales Revenues	Pro Forma Net New Home Contracts	Pro Forma Homes Delivered	Pro Forma Average Sales Price
$1,067,386	5,749	3,318	$321.7	$855,987	3,715	1,884	$454.4

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 1, 2018, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  Other than the adoption of ASC 606, as described in Note 1 in the accompanying unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2018 were our land purchases, land development, home construction, acquisition of the remaining 50% ownership interest in WJH, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

Under shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in an aggregate offering amount of $869 million, as needed as part of our ongoing financing strategy.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.

Revolving Credit Facility

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto.  On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amends and restates the Credit Agreement.  The Amended and Restated Credit Agreement provides us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date and are entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million.  If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Amended and Restated Credit Agreement, subject to the approval of the Administrative Agent. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender.  As of June 30, 2018, we had $130.0 million outstanding under the credit facility leaving $460.0 million in availability and were in compliance with all covenants.

At the Market Offerings

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings.  This Distribution Agreement superseded and replaced a prior similar Distribution Agreement, which had $19.3 million available for sale as of June 30, 2018. During the three and six months ended June 30, 2018, we sold and issued an aggregate of 0.3 million and 0.5 million shares of our common stock under the prior Distribution Agreement, which provided us net proceeds of $9.6 million and $14.6 million, respectively, and, in connection with such sales, paid total commissions and fees to the sales agents of $0.2 million and $0.3 million,  respectively.  The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Mortgage Repurchase Facility and Mortgage Warehouse Line of Credit – Financial Services

On May 4, 2018, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, entered into a Mortgage Warehouse Line of Credit, with Comerica Bank, upon the expiration of our first Master Repurchase Agreement.  The Mortgage Warehouse Line of Credit (which we refer to as the “Third Master Repurchase Agreement”) provides Inspire with an uncommitted Mortgage Warehouse Line of Credit of up to $40 million, secured by the mortgage loans financed thereunder. Our existing Second Master Repurchase Agreements provided Inspire with revolving mortgage loan repurchase facilities of up to $35 million, providing Inspire a total potential lending capacity of up to $75 million. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of June 30, 2018,  we had $53.0 million outstanding under the Repurchase Facilities and were in compliance with all covenants.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2018 and December 31, 2017, we had $191.1 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.  Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
6.875% senior notes, due May 2022(1)	$379,891	$379,238
5.875% senior notes, due July 2025(1)	395,064	394,725
Other financing obligations	2,320	2,320
Senior notes payable	777,275	776,283
Revolving line of credit, due April 2022	130,000	—
Mortgage repurchase facilities	52,999	48,319
Total debt	$960,274	$824,602

(1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 1, 2018.

Cash Flows—Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

For the three and six months ended June 30, 2018 and 2017, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $80.9 million during the six months ended June 30, 2018 from net cash used of $39.3 million during the same period in 2017. This increase in cash used in operations was primarily a result of a net outflow associated with inventories of $124.9 million during the six months ended June 30, 2018, compared to a net outflow of $51.4 million during the same period in 2017. The outflow in 2018 was driven by our investment in inventories through the purchase of 5,929 lots during the six months ended June 30, 2018, as well as 4,924 homes under construction as of June 30, 2018.  These outflows were offset by cash inflows associated with 2,325 home deliveries during the six months ended June 30, 2018.   We had net cash used in working capital items, including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale, of $12.9 million for the six months ended June 30, 2018, as compared to $16.6 million for the same period in 2017.

•

Net cash used in investing activities was $35.2 million during the six months ended June 30, 2018, compared to $5.8 million used during the same period in 2017. The increase was primarily related to our purchase of the remaining 50% ownership interest in WJH, as well as an increase in cash used for purchases of property and equipment, partially offset by an increase in other investing activities.

•

Net cash provided by financing activities was $46.4 million during the six months ended June 30, 2018, compared to $353.1 million during the same period in 2017. This decrease was primarily attributable to net proceeds received from the issuance of senior notes in 2017 and a decrease in net proceeds from issuances of our common stock and our mortgage repurchase facilities, partially offset by a decrease in net payments on our revolving credit facility and decreases in principal payments on notes payable and debt issuance costs.

As of June 30, 2018, our cash and cash equivalents and restricted cash balance was $24.0 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2018, we had outstanding purchase contracts and option contracts for 19,288 lots totaling $900.3 million, and had $28.3 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the year ending December 31, 2018, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of June 30, 2018 and December 31, 2017, we had $191.1 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.  We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and six months ended June 30, 2018 and 2017. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations and purchase price accounting for investment in unconsolidated subsidiaries, and (vi) acquisition expense. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Net income	$33,193	$14,831	123.8%	$53,212	$23,630	125.2%
Income tax expense	13,309	8,278	60.8%	16,397	11,530	42.2%
Interest in cost of home sales revenues	12,284	6,875	78.7%	21,243	11,831	79.6%
Interest expense (income)	—	1	(100.0)%	1	2	(50.0)%
Depreciation and amortization expense	2,786	1,434	94.3%	5,512	2,818	95.6%
EBITDA	61,572	31,419	96.0%	96,365	49,811	93.5%
Purchase price accounting for acquired work in process inventory	9,163	104	8,714.3%	16,433	117	NM
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	30	30	—%	60	825	(92.7)%
Acquisition expense	165	916	(82.0)%	338	1,439	(76.5)%
Adjusted EBITDA	$70,930	$32,469	118.5%	$113,196	$52,192	116.9%

NM – Not meaningful

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net  homebuilding debt (senior notes payable and revolving line of credit less cash and cash equivalents and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

	June 30,	December 31,
	2018	2017
Total debt	$960,274	$824,602
Total stockholders' equity	803,706	735,233
Total capital	$1,763,980	$1,559,835
Debt to capital	54.4%	52.9%

Total debt	$960,274	$824,602
Cash and cash equivalents	(19,482)	(88,832)
Cash held in escrow	(43,880)	(37,723)
Mortgage repurchase facilities	(52,999)	(48,319)
Net homebuilding debt	843,913	649,728
Total stockholders' equity	803,706	735,233
Net capital	$1,647,619	$1,384,961

Net homebuilding debt to net capital	51.2%	46.9%

Adjusted Diluted Earnings per Share

Adjusted diluted earnings per share (which we refer to as “Adjusted Diluted EPS”) is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. Adjusted Diluted EPS is calculated by excluding the effect of acquisition costs and purchase price accounting for acquired work in process from the calculation of reported earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator
Net income	$33,193	$14,831	$53,212	$23,630
Less: Undistributed earnings allocated to participating securities	(3)	(101)	(67)	(251)
Net income allocable to common stockholders	$33,190	$14,730	$53,145	$23,379
Denominator
Weighted average common shares outstanding - basic	29,901,791	22,146,124	29,709,728	21,814,860
Dilutive effect of restricted stock units	268,898	219,953	293,548	215,102
Weighted average common shares outstanding - diluted	30,170,689	22,366,077	30,003,276	22,029,962
Earnings per share:
Basic	$1.11	$0.67	$1.79	$1.07
Diluted	$1.10	$0.66	$1.77	$1.06

Adjusted earnings per share
Numerator
Income before income tax expense	$46,502	$23,109	$69,609	$35,160
Purchase price accounting for acquired work in process inventory	9,163	104	16,433	117
Gain on previously held interest in WJH	(7,219)	-	(7,219)	-
Acquisition expense	165	916	338	1,439
Adjusted income before income tax expense	48,611	24,129	79,161	36,716
Adjusted income tax expense(1)	(12,153)	(8,643)	(19,790)	(12,040)
Adjusted net income	36,459	15,486	59,370	24,676
Less: Adjusted undistributed earnings allocated to participating securities	(3)	(106)	(74)	(262)
Adjusted net income allocable to common stockholders	$36,456	$15,380	$59,296	$24,414

Denominator - Diluted	30,170,689	22,366,077	30,003,276	22,029,962

Adjusted diluted earnings per share	$1.21	$0.69	$1.98	$1.11

(1)

For the three and six months ended June 30, 2018, the tax rate used in adjusted net income was 25%.  This rate is inclusive of our estimated annual rate of 26.5% offset by the estimated annual benefit associated with federal energy credits related to homes delivered.  For the three and six months ended June 30, 2017, our GAAP tax rate was utilized.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Credit Agreement.  Borrowing under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as June 30, 2018, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal  year ended December 31, 2017 that was filed with the SEC on March 1, 2018, other than the new or revised risk factors below.

While we believe our recent acquisition of the remaining 50% ownership interest in WJH will produce several benefits, it involves risk and we may be unable to realize the anticipated benefits of this acquisition.

In June 2018, we acquired the remaining 50% ownership interest in WJH. While we believe the acquisition of WJH will produce many benefits, such as expanding our investment into a proven and profitable operation, enhancing our geographic and product diversification through additional exposure to new markets and first-time buyers, driving additional growth avenues for ancillary revenue streams, including our mortgage and title operations and improving access to capital to accelerate WJH’s expansion efforts into additional markets, these benefits may not come to fruition or materialize to the extent we anticipate. In addition, we still need to integrate the business to some extent which can be challenging and involves risk. These issues could adversely affect our business and financial results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017 (File No. 001-36491))

4.1

Eighth Supplemental Indenture, dated as of June 21, 2018, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2018 (File No. 001-36491))

4.2

Second Supplemental Indenture, dated as of June 21, 2018, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2017 Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2018 (File No. 001-36491))

10.1

Amended and Restated Credit Agreement, dated as of June 5, 2018, by and among the Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2018 (File No. 001-36491)).

10.2

Joinder Agreement, dated as of June 28, 2018, by and among Century Communities, Inc., the Subsidiary Guarantors party thereto, BMO Harris Bank N.A., and Texas Capital Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018 (File No. 001-36491)).

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: August 2, 2018	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: August 2, 2018	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2018	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)