Form 10-Q
period 2018-09-30
Century Communities, Inc.
filed 2018-11-07
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On October 26, 2018, 30,758,852 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months ended September 30, 2018

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Cash and cash equivalents	$15,927	$88,832
Cash held in escrow	31,906	37,723
Accounts receivable	28,015	12,999
Inventories	1,834,897	1,390,354
Mortgage loans held for sale	62,440	52,327
Prepaid expenses and other assets	100,245	60,812
Property and equipment, net	32,827	27,911
Investment in unconsolidated subsidiaries	—	28,208
Deferred tax assets, net	10,412	5,555
Amortizable intangible assets, net	5,205	2,938
Goodwill	30,620	27,363
Total assets	$2,152,494	$1,735,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$40,614	$24,831
Accrued expenses and other liabilities	190,305	150,356
Notes payable	787,455	776,283
Revolving line of credit	236,000	—
Mortgage repurchase facilities	57,327	48,319
Total liabilities	1,311,701	999,789
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,758,852 and 29,502,624 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	308	295
Additional paid-in capital	602,659	566,790
Retained earnings	237,826	168,148
Total stockholders' equity	840,793	735,233
Total liabilities and stockholders' equity	$2,152,494	$1,735,022

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Homebuilding revenues
Home sales revenues	$552,876	$374,935	$1,469,871	$888,942
Land sales and other revenues	1,131	1,826	4,304	6,216
	554,007	376,761	1,474,175	895,158
Financial services revenue	7,722	2,955	21,292	4,697
Total revenues	561,729	379,716	1,495,467	899,855
Homebuilding cost of revenues
Cost of home sales revenues	(460,144)	(311,365)	(1,206,924)	(727,577)
Cost of land sales and other revenues	(1,093)	(2,104)	(3,010)	(4,994)
	(461,237)	(313,469)	(1,209,934)	(732,571)
Financial services costs	(6,056)	(2,450)	(15,836)	(4,648)
Selling, general and administrative	(70,975)	(46,165)	(191,130)	(113,597)
Acquisition expense	(58)	(7,205)	(395)	(8,645)
Equity in income of unconsolidated subsidiaries	—	3,716	14,849	7,648
Other income (expense)	(545)	1,013	(553)	2,274
Income before income tax expense	22,858	15,156	92,468	50,316
Income tax expense	(5,810)	(5,686)	(22,207)	(17,216)
Net income	$17,048	$9,470	$70,261	$33,100

Earnings per share:
Basic	$0.56	$0.37	$2.35	$1.42
Diluted	$0.56	$0.37	$2.33	$1.41
Weighted average common shares outstanding:
Basic	30,232,376	25,445,552	29,885,858	23,038,390
Diluted	30,554,881	25,726,137	30,189,058	23,275,320

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2018 and 2017

(in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities
Net income	$70,261	$33,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,803	5,073
Stock-based compensation expense	10,135	6,521
Deferred income taxes	(804)	(2,766)
Distribution of income from unconsolidated subsidiaries	7,432	5,246
Equity in income of unconsolidated subsidiaries	(14,849)	(7,648)
(Gain) loss on disposition of assets	1,399	202
Changes in assets and liabilities:
Cash held in escrow	6,077	(22,218)
Accounts receivable	(13,324)	(7,493)
Inventories	(243,355)	(95,065)
Prepaid expenses and other assets	(32,640)	(11,291)
Accounts payable	3,267	(8,026)
Accrued expenses and other liabilities	(9,285)	9,027
Mortgage loans held for sale	(10,114)	(30,071)
Net cash used in operating activities	(216,997)	(125,409)
Investing activities
Purchases of property and equipment	(11,893)	(5,867)
Business combinations, net of acquired cash	(28,036)	(77,457)
Proceeds from sale of South Carolina operations	—	17,074
Other investing activities	272	128
Net cash used in investing activities	(39,657)	(66,122)
Financing activities
Borrowings under revolving credit facilities	520,000	75,000
Payments on revolving credit facilities	(284,000)	(270,000)
Proceeds from issuance of senior notes	—	523,000
Proceeds from insurance notes payable	11,838	—
Extinguishments of debt assumed in business combination	(94,231)	(151,919)
Principal payments on notes payable	(2,173)	(4,735)
Debt issuance costs	(3,521)	(3,731)
Net proceeds from mortgage repurchase facilities	9,008	27,465
Net proceeds from issuances of common stock	31,230	35,010
Repurchases of common stock upon vesting of stock based compensation	(5,483)	(4,141)
Net cash provided by (used in) financing activities	182,668	225,949
Net increase (decrease)	$(73,986)	$34,418
Cash and cash equivalents and Restricted cash
Beginning of period	93,713	30,954
End of period	$19,727	$65,372
Supplemental cash flow disclosure
Cash paid for income taxes	$39,326	$21,657
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$15,927	$58,522
Restricted cash (Note 6)	3,800	6,850
Cash and cash equivalents and Restricted cash	$19,727	$65,372

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “our,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand targets a wide range of buyer profiles including: first time, first time move up, and active adult homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (which we refer to as “FASB”) has issued “Leases (Topic 842),” which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  Topic

842 is effective for the Company beginning January 1, 2019 and interim periods within the annual periods.  We are currently evaluating the impact Topic 842 will have on our consolidated financial statements.  We plan to adopt Topic 842 under a modified retrospective approach on January 1, 2019.

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
•

Forfeited customer earnest money deposits, which were previously presented in other income within our Consolidated Statements of Operations, are presented as other revenue. During the three and nine months ended September 30, 2018, we recognized $0.5 million and $0.9 million of forfeited deposits, respectively.

•

Land sales to third parties which do not meet the definition of a customer in ASC 606 are classified as other income in our Consolidated Statements of Operations.  During the three and nine months ended September 30, 2018, we recorded $0.8 million and $7.7 million from the disposition of land to third parties which were not considered customers, respectively.  The related cost of these land dispositions during the same periods totaled $0.6 million and $7.8 million, respectively.

•

Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.  We deferred $0.1 million and $1.8 million in revenue and $0.1 million and $1.7 million in costs related to unsatisfied performance obligations on homes that we delivered during the three and nine months ended September 30, 2018, respectively.

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

Home Sales Revenues - Under ASC 606, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as “Cash held in escrow” on our Consolidated Balance Sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days.  When it is determined that the earnings process is not complete and we have remaining obligations, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied.  Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes.  These deposits are classified as earnest money deposits and are included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.  Earnest money deposits totaled $19.0 million and $14.1 million at September 30, 2018 and December 31, 2017, respectively.

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

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 15 states.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: first time, first time move up, and active adult homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Each of our four geographic regions is considered a separate operating segment.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  Our Wade Jurney Homes brand currently has operations in eight states and is managed separately from our four geographic regions, accordingly, it is considered a separate operating segment.

The management of each of our four geographic regions and Wade Jurney Homes reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company.  The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments:

•	West (California and Washington)
•	Mountain (Colorado, Nevada and Utah)
•	Texas
•	Southeast (Georgia, North Carolina, South Carolina and Tennessee)
•	Wade Jurney Homes (Alabama, Arizona, Georgia, Indiana, North Carolina, Ohio, South Carolina, and Florida)

We have also identified our Financial Services operations, which provide mortgage, title, and insurance services to our homebuyers, as a sixth reportable segment.  Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations through functions, such as our executive, finance, treasury, human resources, and accounting departments.

The following table summarizes total revenue and income before income tax expense by operating segment, where adjustments for purchase price accounting are included in the relative segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
West	$105,949	$73,684	$354,087	$73,684
Mountain	162,912	157,224	488,928	443,526
Texas	56,220	36,757	157,793	111,997
Southeast	141,458	109,096	360,653	265,951
Wade Jurney Homes	87,468	—	112,714	—
Financial Services	7,722	2,955	21,292	4,697
Corporate	—	—	—	—
Total revenue	$561,729	$379,716	$1,495,467	$899,855

Income (loss) before income tax expense:
West	$7,478	$5,259	$29,494	$5,259
Mountain	18,753	19,101	61,995	56,137
Texas	3,539	2,166	10,319	6,407
Southeast	10,401	6,001	24,106	16,609
Wade Jurney Homes	451	—	265	—
Financial Services	1,666	505	5,456	(192)
Corporate	(19,430)	(17,876)	(39,167)	(33,904)
Total income before income tax expense	$22,858	$15,156	$92,468	$50,316

The following table summarizes total assets by operating segment (in thousands):

	September 30,	December 31,
	2018	2017
West	$479,280	$394,215
Mountain	639,811	571,880
Texas	216,851	192,078
Southeast	468,144	401,618
Wade Jurney Homes	178,511	—
Financial Services	89,238	63,137
Corporate	80,659	112,094
Total assets	$2,152,494	$1,735,022

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

UCP shares (including noncontrolling interest) as of August 3, 2017	18,085
Cash paid per share	$5.32
Cash consideration	$96,213
Cash consideration pertaining to stockholder exercising appraisal rights	$3,937
Total cash consideration	$100,150

UCP shares (including noncontrolling interest) as of August 3, 2017	18,085
Exchange ratio	0.2309
Number of CCS shares issued	4,176
Closing price of CCS common stock on August 3, 2017	$25.80
Consideration attributable to common stock	$107,737
Total replacement award value	$1,149
Total equity consideration	$108,886

Total consideration in cash and equity	$209,036

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

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$20,264
Accounts receivable	7,897
Inventories	390,234
Prepaid expenses and other assets	6,988
Property and equipment, net	717
Deferred tax asset, net	11,984
Goodwill	5,713
Total assets	$443,797

Accounts payable	$10,712
Accrued expenses and other liabilities	71,130
Notes payable	152,919
Total liabilities	234,761
Purchase price/Net equity	$209,036

During the nine months ended September 30, 2018, we recognized $1.5 million of expense related to refinements in our estimated fair value of inventories, which occurred during the period.  This measurement period adjustment is included in “Cost of home sales revenues” on our Consolidated Statements of Operations.

Acquired inventories consist of both acquired land and work in process inventories.  We determined the fair value for acquired land inventory with the assistance of a third-party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price, and absorption rates. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 20% based upon the stage of production of the individual lot.  Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  We have allocated all Goodwill to the West operating segment.  Goodwill of $5.4 million will be deductible for tax purposes.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date of Sundquist Homes (in thousands):

Accounts receivable	$11
Inventories	55,077
Prepaid expenses and other assets	1,050
Property and equipment, net	142
Total assets	$56,280

Accounts payable	$3,646
Accrued expenses and other liabilities	2,431
Total liabilities	6,077
Purchase price/Net equity	$50,203

Acquired inventories consist of both acquired land and work in process inventories.  We determined the fair value for acquired land inventory with the assistance of a third-party appraiser primarily using a forecasted cash flow approach for the development, marketing, and sale of each community acquired.  Significant assumptions included in our estimate include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price, and absorption rates.  We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  We estimated a market participant would require a gross margin ranging from 6% to 20% based upon the stage of production of the individual lot.  Goodwill of $4.8 million will be deductible for tax purposes in connection with this acquisition.

We determined that Sundquist Homes’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

WJH, LLC - Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of the Company.  We initially acquired a 50% ownership interest in WJH in November 2016 as part of a joint venture, which was accounted for under the equity method of accounting.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  The acquired assets primarily include homes under construction that are in various stages of completion and are geographically dispersed.  We determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.2 million in acquisition costs which are reflected in acquisition expenses in our Consolidated Statements of Operations.

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings.  As such, we valued our previously held equity interest in WJH at $35.6 million, which is inclusive of an estimated discount for lack of control of $1.9 million, and recognized a gain of $7.2 million during the nine months ended September 30, 2018.  The gain is included in “Equity in income of unconsolidated subsidiaries” on our Consolidated Statements of Operations.

The following table outlines the total consideration transferred, inclusive of cash acquired and the fair value of our previously held equity interest (in thousands):

Cash consideration transferred for 50% ownership interest	$37,500
Previously held equity interest acquisition date fair value	35,625
Net assets acquired	$73,125

The following table summarizes our preliminary estimates of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$9,464
Cash held in escrow	260
Accounts receivable	1,042
Inventories	156,828
Prepaid expenses and other assets	7,710
Amortizable intangible assets	3,375
Goodwill	3,542
$182,221

Accounts payable	$12,516
Accrued expenses and other liabilities	2,349
Senior notes and revolving line of credit	94,231
Total liabilities	109,096
Net assets acquired	$73,125

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

From the acquisition date, WJH’s results of operations, which include homebuilding revenues of $87.5 million and $112.7 million, respectively, and income before tax inclusive of purchase price accounting, of $0.5 million and $0.3 million, respectively, are included in our accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2018.

Unaudited Pro Forma Financial Information

Unaudited pro forma revenues and income before tax expense for the nine months ended September 30, 2018 gives effect to including the results of the acquisition of WJH as of January 1, 2018.  Unaudited pro forma income before tax expense adjusts the operating results of WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented and excludes acquisition expense incurred related to the transactions (in thousands, except share and per share information):

Nine months ended September 30,
2018
Total revenues	$1,645,858

Income before tax expense	$87,092
Tax expense	(21,773)
Net income	$65,319
Less: Undistributed earnings allocated to participating securities	(54)
Numerator for basic and diluted pro forma EPS	$65,265

Pro forma weighted average shares-basic	29,885,858
Pro forma weighted average shares-diluted	30,189,058

Pro forma basic EPS	$2.18
Pro forma diluted EPS	$2.16

Unaudited pro forma revenues and income before tax expense for the nine months ended September 30, 2017 give effect to including the results of the acquisitions of UCP, Sundquist Homes, and WJH as of January 1, 2017.  Unaudited pro forma income before tax expense adjusts the operating results of UCP, Sundquist Homes, and WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the period presented and excludes acquisition expense incurred related to the transactions.  Pro forma basic and diluted earnings per share (which we refer to as “Pro forma EPS”) gives effect to the issuance of approximately 4.2 million shares of our common stock as consideration for the acquisition of UCP as though the acquisition had occurred on January 1, 2017 (in thousands, except share and per share information):

	Three months ended September 30,	Nine months ended September 30,
	2017	2017
Total revenues	$507,008	$1,373,689

Income before tax expense	$30,107	$91,445
Tax expense	(9,390)	(23,496)
Net income	$20,717	$67,949
Less: Undistributed earnings allocated to participating securities	(108)	(520)
Numerator for basic and diluted pro forma earnings per share	$20,609	$67,429

Pro forma weighted average shares-basic	27,034,192	26,342,362
Pro forma weighted average shares-diluted	27,314,777	26,579,292

Pro forma basic earnings per share	$0.76	$2.56
Pro forma diluted earnings per share	$0.75	$2.54

4. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2018	2017
Homes under construction	$1,158,072	$869,554
Land and land development	625,253	479,038
Capitalized interest	51,572	41,762
Total inventories	$1,834,897	$1,390,354

5. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”).  Inspire, is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days.  Inspire primarily finances these loans under its mortgage repurchase facilities.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $30.5 million and $10.0 million at September 30, 2018 and December 31, 2017, respectively, and carried a weighted average interest rate of approximately 4.8%, and 4.2%, respectively.  As of September 30, 2018, Inspire had mortgage loans held for sale with an aggregate fair value of $62.4 million and an aggregate outstanding principal balance of $60.0 million. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

Mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value and changes in fair value are reflected in Financial Services Revenue on the consolidated statement of operations. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid insurance	$21,238	$6,549
Lot option and escrow deposits	53,213	35,700
Performance deposits	4,177	3,295
Deferred financing costs revolving line of credit, net	4,440	1,795
Restricted cash	3,800	4,881
Secured notes receivable	4,885	2,753
Other	8,492	5,839
Total prepaid expenses and other assets	$100,245	$60,812

Restricted cash is comprised of customer deposits held in escrow pursuant to certain state laws and pledge accounts related to our mortgage repurchase facilities.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2018	2017
Earnest money deposits	$18,988	$14,077
Warranty reserve	10,272	8,531
Accrued compensation costs	25,892	22,129
Land development and home construction accruals	96,763	61,918
Liability for product financing arrangement	13,326	19,751
Accrued interest	16,060	14,435
Income taxes payable	—	851
Other	9,004	8,664
Total accrued expenses and other liabilities	$190,305	$150,356

8. Warranties

Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems for eight to 10 years from the time of closing.    Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on our Consolidated Balance Sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary.  Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.6 million and $0.8 million during the three and nine months ended September 30, 2018, respectively, which is included as a reduction to cost of homes sales revenues on our Consolidated Statements of Operations.

The following table summarizes the changes in our warranty accrual (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$10,269	$3,057	$8,531	$2,479
Warranty reserve assumed in business combination	—	6,202	397	6,202
Warranty expense provisions	1,568	1,245	4,789	2,827
Payments	(968)	(710)	(2,688)	(1,458)
Warranty adjustment	(597)	(944)	(757)	(1,200)
Ending balance	$10,272	$8,850	$10,272	$8,850

9. Debt

Our outstanding debt obligations included the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
6.875% senior notes, due May 2022(1)	$380,224	$379,238
5.875% senior notes, due July 2025(1)	395,238	394,725
3.278% insurance premium notes, due June 2019	9,673	—
Other financing obligations	2,320	2,320
Notes payable	787,455	776,283
Revolving line of credit, due April 2022	236,000	—
Mortgage repurchase facilities	57,327	48,319
Total debt	$1,080,782	$824,602

 (1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Revolving line of credit

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto.  On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amended and restated the Credit Agreement.  The Amended and Restated Credit Agreement provides us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date and are entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million.  If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Amended and Restated Credit Agreement, subject to the approval of the Administrative Agent. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender.  As of September 30, 2018, we had $236.0 million outstanding under the credit facility, leaving $354.0 million in availability and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, Inspire entered into a Mortgage Warehouse Line of Credit, with Comerica Bank, upon the expiration of our first Master Repurchase Agreement.  The Mortgage Warehouse Line of Credit (which we refer to as the “Third Master Repurchase Agreement”) provides Inspire with an uncommitted Mortgage Warehouse Line of Credit of up to $40 million, secured by the mortgage loans financed thereunder.  Our existing Second Master Repurchase Agreements provided Inspire with revolving mortgage loan repurchase facilities of up to $35 million, providing Inspire a total potential lending capacity of up to $75 million. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of September 30, 2018, we had $57.3 million outstanding under the Repurchase Facilities and were in compliance with all covenants under the agreements.   During the three and nine months ended September 30, 2018 and 2017, we incurred interest expense on our Repurchase Facilities $0.4 million and $0.8 million, respectively, and $0.1 million and $0.1 million, respectively, which are included in “Financial services costs” on our Consolidated Statements of Operations.

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2018 and 2017, we capitalized all interest costs incurred during these periods, except for interest incurred on our Repurchase Facilities.

Our interest costs are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest capitalized beginning of period	$47,797	$35,668	$41,762	$28,935
Interest capitalized during period	16,109	13,338	43,387	31,902
Less: capitalized interest in cost of sales	(12,334)	(8,794)	(33,577)	(20,625)
Interest capitalized end of period	$51,572	$40,212	$51,572	$40,212

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

Our accounting for the impacts of the TCJA related to current and deferred taxes, and in particular our deferred taxes related to our acquisition of UCP and Sundquist Homes was incomplete when we issued our consolidated financial statements for the year ended December 31, 2017.  During the three and nine months ended September 30, 2018, we continued to refine our accounting for the TCJA, including refining certain calculations associated with UCP’s distributive share of its investment in UCP, LLC at the acquisition date of August 4, 2017 in accordance with I.R.C. §704(c).  These refinements resulted in measurement period adjustments increasing our income tax provision for the three months ended September 30, 2018 by $0.5 million and benefiting our income tax provision for the nine months ended September 30, 2018 by $1.2 million.

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2018 estimated annual effective tax rate of 26.6% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 1.7%.

For the three months ended September 30, 2018, our estimated annual rate of 26.6% was impacted by discrete items which had a net impact of benefiting our rate by 1.2%,  including federal energy credits for homes delivered in 2017.

For the nine months ended September 30, 2018 our estimated annual rate of 26.6% was impacted by discrete items which had a net impact of decreasing our rate by 2.6%.  The discrete items recognized during the nine months ended September 30, 2018 included federal energy credits for homes delivered in 2017 which benefited our rate by 1.7%, excess tax benefits for vested stock-based compensation which benefited our rate by 1.7%, and measurement period adjustments under SAB 118 described above, which benefited our rate by 1.3%.  These items were partially offset by a discrete item for deferred taxes related to our step acquisition of WJH, and certain return to provision items, which increased our rate by 2.1%.

For the three and nine months ended September 30, 2018, we recorded income tax expense of $5.8 million and $22.2 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		September 30, 2018		December 31, 2017

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$4,885	$4,885	$2,753	$2,727
Mortgage loans held for sale(2)	Level 2	$62,440	$62,440	$52,327	$52,327

6.875% senior notes(3)	Level 2	$380,224	$385,528	$379,238	$397,044
5.875% senior notes (3)	Level 2	$395,238	$368,238	$394,725	$400,225
3.278% insurance premium notes(4)	Level 2	$9,673	$9,673	$—	$—
Revolving line of credit(4)	Level 3	$236,000	$236,000	$—	$—
Other financing obligation(4)	Level 2	$2,320	$2,320	$2,320	$2,320
Mortgage repurchase facilities(4)	Level 2	$57,327	$57,327	$48,319	$48,319

(1)	Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities are measured at fair value when acquired in a business combination.  Long-lived assets determined to be impaired are measured at fair value.

13. Stock-Based Compensation

During the nine months ended September 30, 2018, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $28.10 per share that are subject to both service and performance vesting conditions.  The quantity of shares that will vest under the PSUs range from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three-year pre-tax income performance goal.   During the nine months ended September 30, 2018, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.3 million shares of common stock with a grant date fair value of $30.43 per share that vest over a one to three-year period.  As of September 30, 2018, we had no remaining unvested restricted stock awards (which we refer to as “RSAs”) outstanding.

A summary of our outstanding RSUs and PSUs, assuming maximum level of performance, are as follows (in thousands, except years):

As of September 30, 2018
Unvested awards/units	863
Unrecognized compensation cost	$13,241
Period to recognize compensation cost	1.7 years

During the three months ended September 30, 2018 and 2017, we recognized stock-based compensation expense of $3.8 million and $2.6 million, respectively. During the nine months ended September 30, 2018 and 2017, we recognized stock-based compensation expense of $10.1 million and $6.5 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our Consolidated Statements of Operations.

14. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2018 and December 31, 2017, there were 30.8 million and 29.4 million shares of common stock issued and outstanding, respectively, inclusive of the RSAs then outstanding.

We issued 39.6 thousand and 0.3 million shares of common stock related to the vesting of RSUs during the three and nine months ended September 30, 2018, respectively.  As of September 30, 2018, approximately 1.0 million shares remained available for issuance under the Century Communities, Inc. 2017 Omnibus Incentive Plan.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of the Sales Agents in “at-the-market” offerings.  On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, which superseded and replaced the First Distribution Agreement,  pursuant to which we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the Sales Agents in at-the-market offerings.  On July 3, 2018, we entered into a third Distribution Agreement (which we refer to as the “Third Distribution Agreement”) with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as its sales agents (which we refer to as the “New Sales Agents”), which superseded and replaced the Second Distribution Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the New Sales Agents in at-the-market offerings.   During the three and nine months ended September 30, 2018, we sold and issued an aggregate of 0.6 million and 1.1 million shares of our common stock under the Second and Third Distribution Agreements, which provided proceeds net of commissions of $17.1 million and $31.7 million, respectively, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.3 million and $0.6 million, respectively.  During the three and nine months ended September 30, 2017, we sold and issued an aggregate of 0.4 million and 1.4 million, respectively, shares of our common stock under the First and Second Distribution Agreements, which provided net proceeds of $10.0 million and $34.6 million, respectively, and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.7 million, respectively.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share information):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income	$17,048	$9,470	$70,261	$33,100
Less: Undistributed earnings allocated to participating securities	—	(52)	(58)	(289)
Net income allocable to common stockholders	$17,048	$9,418	$70,203	$32,811
Denominator
Weighted average common shares outstanding - basic	30,232,376	25,445,552	29,885,858	23,038,390
Dilutive effect of restricted stock units	322,505	280,585	303,200	236,930
Weighted average common shares outstanding - diluted	30,554,881	25,726,137	30,189,058	23,275,320
Earnings per share:
Basic	$0.56	$0.37	$2.35	$1.42
Diluted	$0.56	$0.37	$2.33	$1.41

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive.  We excluded 0.3 million common unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2018 related to the PSU’s granted during the periods.  We did not have any common unit equivalents to exclude from diluted earnings per share during the three and nine months ended September 30, 2017.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2018 and December 31, 2017, we had $296.9 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of September 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$—	$8,922	$23,585	$(16,580)	$15,927
Cash held in escrow	—	31,906	—	—	31,906
Accounts receivable	15,672	12,271	72	—	28,015
Investment in consolidated subsidiaries	1,860,196	—	—	(1,860,196)	—
Inventories	—	1,834,897	—	—	1,834,897
Mortgage loans held for sale	—	—	62,440	—	62,440
Prepaid expenses and other assets	6,835	91,457	1,953	—	100,245
Deferred tax assets, net	10,412	—	—	—	10,412
Property and equipment, net	13,153	18,982	692	—	32,827
Amortizable intangible assets, net	—	5,205	—	—	5,205
Goodwill	—	30,620	—	—	30,620
Total assets	$1,906,268	$2,034,260	$88,742	$(1,876,776)	$2,152,494
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$17,084	$39,704	$406	$(16,580)	$40,614
Accrued expenses and other liabilities	31,215	156,939	2,151	—	190,305
Notes payable	775,462	11,993	—	—	787,455
Revolving line of credit	236,000	—	—	—	236,000
Mortgage repurchase facilities	—	—	57,327	—	57,327
Total liabilities	1,059,761	208,636	59,884	(16,580)	1,311,701
Stockholders’ equity:	846,507	1,825,624	28,858	(1,860,196)	840,793
Total liabilities and stockholders’ equity	$1,906,268	$2,034,260	$88,742	$(1,876,776)	$2,152,494

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$56,234	$23,399	$9,199	$—	$88,832
Cash held in escrow	—	37,088	635	—	37,723
Accounts receivable	3,124	9,944	(69)	—	12,999
Investment in consolidated subsidiaries	1,434,619	—	—	(1,434,619)	—
Inventories	—	1,390,354	—	—	1,390,354
Mortgage loans held for sale	—	—	52,327	—	52,327
Prepaid expenses and other assets	3,028	57,273	511	—	60,812
Deferred tax assets, net	5,555	—	—	—	5,555
Property and equipment, net	11,694	15,683	534	—	27,911
Investment in unconsolidated subsidiaries	28,208	—	—		28,208
Amortizable intangible assets, net	—	2,938	—	—	2,938
Goodwill	—	27,363	—	—	27,363
Total assets	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$1,452	$23,057	$322	$—	$24,831
Accrued expenses and other liabilities	31,814	117,070	1,472	—	150,356
Notes payable	773,963	2,320	—	—	776,283
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facilities	—	—	48,319	—	48,319
Total liabilities	807,229	142,447	50,113	—	999,789
Stockholders’ equity:	735,233	1,421,595	13,024	(1,434,619)	735,233
Total liabilities and stockholders’ equity	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$552,876	$—	$—	$552,876
Land sales and other revenues	—	1,131	—	—	1,131
	—	554,007	—	—	554,007
Financial services revenue	—	—	7,722	—	7,722
Total revenues	—	554,007	7,722	—	561,729
Homebuilding cost of revenues
Cost of homes sales revenues	—	(460,144)	—	—	(460,144)
Cost of land sales and other revenues	—	(1,093)	—	—	(1,093)
	—	(461,237)	—	—	(461,237)
Financial services costs	—	—	(6,056)	—	(6,056)
Selling, general and administrative	(20,187)	(50,788)	—	—	(70,975)
Acquisition expense	(58)	—	—	—	(58)
Equity in earnings from consolidated subsidiaries	32,282	—	—	(32,282)	—
Other income (expense)	61	(606)	—	—	(545)
Income before income tax expense	12,098	41,376	1,666	(32,282)	22,858
Income tax expense	4,950	(10,344)	(416)	—	(5,810)
Net income	$17,048	$31,032	$1,250	$(32,282)	$17,048

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$374,935	$—	$—	$374,935
Land sales and other revenues	—	1,826	—	—	1,826
	—	376,761	—	—	376,761
Financial services revenue	—	—	2,955	—	2,955
Total revenues	—	376,761	2,955	—	379,716
Homebuilding cost of revenues
Cost of homes sales revenues	—	(311,365)	—	—	(311,365)
Cost of land sales and other revenues	—	(2,104)	—	—	(2,104)
	—	(313,469)	—	—	(313,469)
Financial services costs	—	—	(2,450)	—	(2,450)
Selling, general and administrative	(13,342)	(32,823)	—	—	(46,165)
Acquisition expense	(7,205)	—	—	—	(7,205)
Equity in earnings of consolidated subsidiaries	20,470	—	—	(20,470)	—
Equity in income from unconsolidated subsidiaries	3,716	—	—	—	3,716
Other income (expense)	495	518	—	—	1,013
Income before income tax expense	4,134	30,987	505	(20,470)	15,156
Income tax expense	5,336	(10,845)	(177)	—	(5,686)
Net income	$9,470	$20,142	$328	$(20,470)	$9,470

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	CCS	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$1,469,871	$—	$—	$1,469,871
Land sales and other revenues	—	4,304	—	—	4,304
	—	1,474,175	—	—	1,474,175
Financial services revenue	—	—	21,292	—	21,292
Total revenues	—	1,474,175	21,292	—	1,495,467
Homebuilding cost of revenues
Cost of homes sales revenues	—	(1,206,924)	—	—	(1,206,924)
Cost of land sales and other revenues	—	(3,010)	—	—	(3,010)
	—	(1,209,934)	—	—	(1,209,934)
Financial services costs	—	—	(15,836)	—	(15,836)
Selling, general and administrative	(53,802)	(137,328)	—	—	(191,130)
Acquisition expense	(395)	—	—	—	(395)
Equity in earnings from consolidated subsidiaries	97,688	—	—	(97,688)	—
Equity in income of unconsolidated subsidiaries	14,849	—	—	—	14,849
Other income (expense)	(194)	(359)	—	—	(553)
Income before income tax expense	58,146	126,554	5,456	(97,688)	92,468
Income tax expense	12,115	(32,904)	(1,418)	—	(22,207)
Net income	$70,261	$93,650	$4,038	$(97,688)	$70,261

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$888,942	$—	$—	$888,942
Land sales and other revenues	—	6,216	—	—	6,216
	—	895,158	—	—	895,158
Financial services revenue	—	—	4,697	—	4,697
Total revenues	—	895,158	4,697	—	899,855
Homebuilding cost of revenues
Cost of homes sales revenues	—	(727,577)	—	—	(727,577)
Cost of land sales and other revenues	—	(4,994)	—	—	(4,994)
	—	(732,571)	—	—	(732,571)
Financial services costs	—	—	(4,648)	—	(4,648)
Selling, general and administrative	(30,876)	(82,721)	—	—	(113,597)
Acquisition expense	(8,645)	—	—	—	(8,645)
Equity in earnings from consolidated subsidiaries	52,869	—	—	(52,869)	—
Equity in income of unconsolidated subsidiaries	7,648	—	—	—	7,648
Other income (expense)	852	1,386	36	—	2,274
Income before income tax expense	21,848	81,252	85	(52,869)	50,316
Income tax expense	11,252	(28,438)	(30)	—	(17,216)
Net income	$33,100	$52,814	$55	$(52,869)	$33,100

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(71,743)	$(123,418)	$(5,256)	$(16,580)	$(216,997)
Net cash used in investing activities	$(153,607)	$(165,939)	$(159)	$280,048	$(39,657)
Financing activities
Borrowings under revolving credit facilities	$520,000	$—	$—	$—	$520,000
Payments on revolving credit facilities	(284,000)	—	—	—	(284,000)
Proceeds from insurance notes payable	—	11,838	—	—	11,838
Extinguishments of debt assumed in business combination	(94,231)	—	—	—	(94,231)
Principal payments on notes payable	(9)	(2,164)	—	—	(2,173)
Debt issuance costs	(3,521)	—	—	—	(3,521)
Repurchases of common stock upon vesting of restricted stock awards	(5,483)	—	—	—	(5,483)
Payments from (and advances to) parent/subsidiary	5,130	263,120	11,798	(280,048)	—
Net proceeds from mortgage repurchase facilities	—	—	9,008	—	9,008
Net proceeds from issuances of common stock	31,230	—	—	—	31,230
Net cash provided by (used in) financing activities	$169,116	$272,794	$20,806	$(280,048)	$182,668
Net increase (decrease)	$(56,234)	$(16,563)	$15,391	$(16,580)	$(73,986)
Cash and cash equivalents and Restricted cash
Beginning of period	$56,234	$28,044	$9,435	$—	$93,713
End of period	$—	$11,481	$24,826	$(16,580)	$19,727

Cash and cash equivalents	$—	$8,922	$23,585	$(16,580)	$15,927
Restricted Cash	—	2,559	1,241	—	3,800
Cash and cash equivalents and Restricted cash	$—	$11,481	$24,826	$(16,580)	$19,727

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(8,164)	$(87,231)	$(30,014)	$—	$(125,409)
Net cash used in investing activities	$(434,617)	$(63,905)	$(467)	$432,867	$(66,122)
Financing activities
Borrowings under revolving credit facilities	$75,000	$—	$—	$—	$75,000
Payments on revolving credit facilities	(270,000)	—	—	—	(270,000)

Proceeds from issuance of senior notes	523,000	—	—	—	523,000

Extinguishments of debt assumed in business combination	—	(151,919)	—	—	(151,919)
Principal payments on notes payable	—	(4,735)	—	—	(4,735)
Debt issuance costs	(3,731)	—	—	—	(3,731)
Repurchase of common stock upon vesting of restricted stock awards	(4,141)	—	—	—	(4,141)
Payments from (and advances to) parent/subsidiary	108,887	320,768	3,212	(432,867)	—
Net proceeds from mortgage repurchase facility	—	—	27,465	—	27,465
Net proceeds from issuances of common stock	35,010	—	—	—	35,010
Net cash provided by (used in) financing activities	$464,025	$164,114	$30,677	$(432,867)	$225,949
Net increase (decrease)	$21,244	$12,978	$196	$—	$34,418
Cash and cash equivalents and Restricted cash
Beginning of period	$14,637	$10,150	$6,167	$—	$30,954
End of period	$35,881	$23,128	$6,363	$—	$65,372

Cash and cash equivalents	$35,881	$16,278	$6,363	$—	$58,522
Restricted Cash	—	6,850	—	—	6,850
Cash and cash equivalents and Restricted cash	$35,881	$23,128	$6,363	$—	$65,372

18.  Subsequent Events

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock.  Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, and general market and economic conditions.

The Company intends to finance any stock repurchases through available cash and its revolving credit facility. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when the Company might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at the Company’s discretion.

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

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand, targets a wide range of buyer profiles including: first time, first time move up, and active adult homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Each of our four geographic regions is considered an operating segment.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios, and provides no option or upgrade selections.  Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

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

Results of Operations

During the three and nine months ended September 30, 2018, we delivered 1,746 and 4,071 homes, respectively, with an average sales price of $316.7 thousand and $361.1 thousand, respectively. During the same periods, we generated approximately $552.9 million and $1,469.9 million in home sales revenues, respectively, approximately $22.9 million and $92.5 million in income before income tax expense, respectively, and approximately $17.0 million and $70.3 million in net income, respectively.

For the three and nine months ended September 30, 2018, our new home contracts, net of cancelations, totaled 1,515 and 4,436, respectively, a 65.8% increase and 53.4% increase over the same respective periods in 2017. As of September 30, 2018, we had a backlog of 2,988 sold but unclosed homes, a 79.6% increase as compared to September 30, 2017, representing approximately $931.0 million in sales value, a 35.1% increase as compared to September 30, 2017.

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017.

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Consolidated Statements of Operations:
Revenue
Home sales revenues	$552,876	$374,935	$1,469,871	$888,942
Land sales revenues	1,131	1,826	4,304	6,216
	554,007	376,761	1,474,175	895,158
Financial services revenue	7,722	2,955	21,292	4,697
Total revenues	561,729	379,716	1,495,467	899,855
Homebuilding cost of revenues
Cost of home sales revenues	(460,144)	(311,365)	(1,206,924)	(727,577)
Cost of land sales and other revenues	(1,093)	(2,104)	(3,010)	(4,994)
	(461,237)	(313,469)	(1,209,934)	(732,571)
Financial services costs	(6,056)	(2,450)	(15,836)	(4,648)
Selling, general, and administrative	(70,975)	(46,165)	(191,130)	(113,597)
Acquisition expense	(58)	(7,205)	(395)	(8,645)
Equity in income of unconsolidated subsidiaries	—	3,716	14,849	7,648
Other income (expense)	(545)	1,013	(553)	2,274
Income before income tax expense	22,858	15,156	92,468	50,316
Income tax expense	(5,810)	(5,686)	(22,207)	(17,216)
Net income	$17,048	$9,470	$70,261	$33,100
Earnings per share:
Basic	$0.56	$0.37	$2.35	$1.42
Diluted	$0.56	$0.37	$2.33	$1.41
Adjusted diluted earnings per share(1)	$0.86	$0.69	$2.83	$1.83
Other Operating Information (dollars in thousands):
Number of homes delivered	1,746	968	4,071	2,329
Average sales price of homes delivered	$316.7	$387.3	$361.1	$381.7
Homebuilding gross margin percentage	16.8%	17.0%	17.9%	18.2%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.2%	21.0%	22.1%	21.2%
Backlog at end of period, number of homes	2,988	1,664	2,988	1,664
Backlog at end of period, aggregate sales value	$930,951	$689,338	$930,951	$689,338
Average sales price of homes in backlog	$311.5	$414.3	$311.5	$414.3
Net new home contracts	1,515	914	4,436	2,892
Selling communities at period end	125	107	125	107
Average selling communities	123	102	120	92
Total owned and controlled lot inventory	38,147	31,996	38,147	31,996
Adjusted income before income tax expense(1)	$34,850	$28,575	$114,011	$65,292
Adjusted net income(1)	$26,137	$17,855	$85,508	$42,952
Net homebuilding debt to net capital(1)	53.7%	51.8%	53.7%	51.8%

(1) This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Results of Operations by Reportable Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
West	193	151	$548.6	$488.0	$105,880	$73,684	$7,478	$5,259
Mountain	377	375	$430.2	$417.3	162,182	156,482	18,753	19,101
Texas	177	90	$316.7	$397.5	56,058	35,772	3,539	2,166
Southeast	424	352	$333.2	$309.7	141,288	108,997	10,401	6,001
Wade Jurney Homes	575	—	$152.1	$—	87,468	—	451	—
Financial Services	—	—	$—	$—	—	—	1,666	505
Corporate	—	—	$—	$—	—	—	(19,430)	(17,876)
Total	1,746	968	$316.7	$387.3	$552,876	$374,935	$22,858	$15,156

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
West	606	151	$584.2	$488.0	$354,049	$73,684	$29,494	$5,259
Mountain	1,141	1,046	$425.5	$421.1	485,541	440,451	61,995	56,137
Texas	491	266	$320.2	$409.6	157,225	108,955	10,319	6,407
Southeast	1,093	866	$329.7	$307.0	360,343	265,852	24,106	16,609
Wade Jurney Homes	740	—	$152.3	$—	112,713	—	265	—
Financial Services	—	—	$—	$—	—	—	5,456	(192)
Corporate	—	—	$—	$—	—	—	(39,167)	(33,904)
Total	4,071	2,329	$361.1	$381.7	$1,469,871	$888,942	$92,468	$50,316

West

In our West segment, for the three and nine months ended September 30, 2018, our income before income tax increased by $2.2 million and $24.2 million, respectively, to  $7.5 million and $29.5 million, respectively, including the purchase price adjustment of $1.5 million and $13.6 million, for the three and nine months ended September 30, 2018, respectively.  We acquired the entirety of our operations in the West operating segment in conjunction with our acquisitions of UCP, Inc. and Sundquist Homes in 2017.  During the three and nine months ended September 30, 2018, we delivered 193 and 606 homes, respectively, with an average price of $548.6 thousand and $584.2 thousand, respectively, and generated $105.9 million and $354.0 million,  respectively, in home sales revenues in the West.

Mountain

In our Mountain segment, for the three and nine months ended September 30, 2018, our income before income tax decreased by $0.3 million and increased by $5.9 million, respectively, to $18.8 million and $62.0 million, respectively as compared to $19.1 million and $56.1 million, respectively, for the same periods in 2017.  The nominal change for the three months ended September 30, 2018, as compared to the prior period, was driven by relatively flat home sales revenues, while the $5.9 million increase for the nine months ended September 30, 2018, as compared to the prior period, was driven by a 10.2% increase in the home sales revenue from an increase in deliveries.

Texas

In our Texas segment, for the three and nine months ended September 30, 2018, our income before income tax increased by $1.4 million and $3.9 million, respectively, to $3.5 million and $10.3 million, respectively, as compared to $2.2 million and $6.4 million, respectively, for the same periods in 2017.  These increases were primarily driven by an increase in revenue on a partially fixed cost base as a result of delivering more homes during the current year periods.

Southeast

In our Southeast segment, for the three and nine months ended September 30, 2018, our income before income tax increased by $4.4 million and $7.5 million, respectively, to $10.4 million and $24.1 million, respectively, as compared to $6.0 million and $16.6 million, respectively, for the same periods in 2017.  These increases were due to increases in the number of homes delivered at higher average selling prices during the current year periods primarily as a result of growth in our Atlanta and Charlotte operations.

Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned and controlled subsidiary of Century.  We initially acquired a 50% ownership in WJH in November 2016, which was accounted for under the equity method of accounting.  During the three months ended September 30, 2018, WJH delivered 575 homes at an average selling price of $152.1 thousand.  Since the date of acquisition, WJH has delivered 740 homes at an average selling price of $152.3 thousand.   The income before income taxes for the three and nine months ended September 30, 2018 was $0.5 million and $0.3 million, respectively, and included purchase price adjustments of $10.1 million and $13.0 million, respectively.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc. Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Our home buying customers account for substantially all loan production and substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the three and nine months ended September 30, 2018, we originated and closed 535 loans and 1,414 loans, respectively, with an aggregate total principal amount of $170.3 million and $447.5 million, respectively.

Corporate

During the three and nine months ended September 30, 2018, our Corporate segment generated losses of $19.4 million and $39.2 million, respectively, as compared to losses of $17.9 million and $33.9 million, respectively, for the same periods in 2017.  The increase in losses during the three and nine months ended September 30, 2018 was primarily attributable to an increase in our compensation-related expenses, including non-cash expenses for stock-based payments, due to an increase in the number of employees after our acquisitions of UCP, Inc., Sundquist Homes, and WJH, partially offset by an increase in equity in income from unconsolidated subsidiaries, which includes the gain recognized on the acquisition of the remaining ownership interest in WJH.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three and nine months ended September 30, 2018 to 16.8% and 17.9%, respectively, as compared to 17.0% and 18.2%, respectively, for the same periods in 2017.  The decreases were primarily driven by the increased costs recognized for purchase price accounting for acquired work in process inventory associated with the UCP, Sundquist Homes, and WJH acquisitions.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three months ended September 30,
	2018	%	2017	%

Home sales revenues	$552,876	100.0%	$374,935	100.0%
Cost of home sales revenues	(460,144)	(83.2)%	(311,365)	(83.0)%
Gross margin from home sales	92,732	16.8%	63,570	17.0%
Add: Interest in cost of home sales revenues	12,334	2.2%	8,794	2.3%
Adjusted homebuilding gross margin excluding interest (1)	105,066	19.0%	72,364	19.3%
Add: Purchase price accounting for acquired work in process inventory	11,934	2.2%	6,214	1.7%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory(1)	$117,000	21.2%	$78,578	21.0%

	Nine months ended September 30,
	2018	%	2017	%

Home sales revenues	$1,469,871	100.0%	$888,942	100.0%
Cost of home sales revenues	(1,206,924)	(82.1)%	(727,577)	(81.8)%
Gross margin from home sales	262,947	17.9%	161,365	18.2%
Add: Interest in cost of home sales revenues	33,577	2.3%	20,625	2.3%
Adjusted homebuilding gross margin excluding interest (1)	296,524	20.2%	181,990	20.5%
Add: Purchase price accounting for acquired work in process inventory	28,367	1.9%	6,331	0.7%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$324,891	22.1%	$188,321	21.2%
(1)

This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and nine months ended September 30, 2018, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 21.2% and 22.1%, respectively, as compared to 21.0% and 21.2%, respectively, for the same periods in 2017.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three months ended September 30,		Increase
	2018	2017	Amount	%
Selling, general and administrative	$(70,975)	$(46,165)	$(24,810)	53.7%
As a percentage of homes sales revenue	(12.8)%	(12.3)%

	Nine months ended September 30,		Increase
	2018	2017	Amount	%
Selling, general and administrative	$(191,130)	$(113,597)	$(77,533)	68.3%
As a percentage of homes sales revenue	(13.0)%	(12.8)%

Our selling, general and administrative costs increased $24.8 million for the three months ended September 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to the following: (1) an increase of $6.1 million in commission expense resulting from a 47.5% increase in home sales revenues, (2) an increase of $11.3 million in our compensation-related expenses, including incentive compensation associated with higher headcount to support our growth, (3) an increase of $1.5 million in advertising expenses, (4) an increase of $1.6 million in depreciation and amortization expense as a result of our growth, and (5)  a net increase of $4.3 million related to individually insignificant changes in other expenses, including rent and office related expenses, model expenses, information technology and insurance.

Our selling, general and administrative costs increased $77.5 million for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was primarily attributable to the following: (1) an increase of $18.3 million in commission expense resulting from a 65.4% increase in home sales revenues, (2) an increase of $37.3 million in our compensation-related expenses, including incentive compensation associated with higher headcount to support our growth, (3) an increase of $4.7 million in advertising expenses, (4) an increase of $4.1 million in depreciation and amortization expense and an increase of $2.2 million in information technology expenses, both as a result of our growth, and (5) a net increase of $10.8 million related to individually insignificant changes in other expenses, including rent and office related expenses, model expenses and insurance.

Equity in Income from Unconsolidated Subsidiaries

On June 14, 2018, we paid cash to complete the acquisition of the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of Century.  Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings.  As such, we valued our previously held equity interest in WJH at $35.6 million, inclusive of a discount for lack of control, and recognized a gain of $7.2 million during the three months ended September 30, 2018, included in “Equity in income of unconsolidated subsidiaries” in our Consolidated Statements of Operations.   Prior to the acquisition, during the nine months ended September 30, 2018, we received operating distributions from WJH of $7.4 million.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2018 estimated annual effective tax rate of 26.6% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 1.7%.

For the three months ended September 30, 2018, our estimated annual rate of 26.6% was impacted by discrete items which had a net impact of benefiting our rate by 1.2%, including federal energy credits for homes delivered in 2017.

For the nine months ended September 30, 2018 our estimated annual rate of 26.6% was impacted by discrete items which had a net impact of decreasing our rate by 2.6%.  The discrete items recognized during the nine months ended September 30, 2018 included federal energy credits for homes delivered in 2017 which benefited our rate by 1.7%, excess tax benefits for vested stock-based compensation which benefited our rate by 1.7%, and measurement period adjustments under SAB 118 described above, which benefited our rate by 1.3%.  These items were partially offset by a discrete item for deferred taxes related to our step acquisition of WJH, and certain return to provision items, which increased our rate by 2.1%.

For the three and nine months ended September 30, 2018, we recorded income tax expense of $5.8 million and $22.2 million, respectively.

Segment Assets

(Dollars in thousands)

	September 30,	December 31,	Increase (Decrease)
	2018	2017	Amount	Change
West	$479,280	$394,215	$85,065	21.6%
Mountain	639,811	571,880	67,931	11.9%
Texas	216,851	192,078	24,773	12.9%
Southeast	468,144	401,618	66,526	16.6%
Wade Jurney Homes	178,511	—	178,511	NM
Financial Services	89,238	63,137	26,101	41.3%
Corporate	80,659	112,094	(31,435)	(28.0)%
Total assets	$2,152,494	$1,735,022	$417,472	24.1%

NM – Not Meaningful

Lots owned and	September 30, 2018			December 31, 2017			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,611	1,908	5,519	3,742	3,179	6,921	(3.5)%	(40.0)%	(20.3)%
Mountain	5,426	5,479	10,905	4,666	4,856	9,522	16.3%	12.8%	14.5%
Texas	3,883	2,075	5,958	2,517	3,489	6,006	54.3%	(40.5)%	(0.8)%
Southeast	5,120	4,229	9,349	4,827	3,508	8,335	6.1%	20.6%	12.2%
Wade Jurney Homes	3,088	3,328	6,416	—	—	—	NM	NM	NM
Total	21,128	17,019	38,147	15,752	15,032	30,784	34.1%	13.2%	23.9%

NM – Not Meaningful

Of our total lots owned and controlled as of September 30, 2018, 55.4% were owned and 44.6% were controlled, as compared to 51.2% owned and 48.8% controlled as of December 31, 2017.

Total assets increased by $417.5 million, or 24.1%, to $2.2 billion at September 30, 2018 as a result of our acquisition of WJH and increased investments in all of our other homebuilding segments and financial services.

Other Homebuilding Operating Data

	Three months ended				Nine months ended
Net new home contracts	September 30,		Increase		September 30,		Increase
	2018	2017	Amount	% Change	2018	2017	Amount	% Change
West	214	114	100	87.7%	616	114	502	440.4%
Mountain	308	373	(65)	(17.4)%	1,313	1,290	23	1.8%
Texas	150	133	17	12.8%	493	360	133	36.9%
Southeast	422	294	128	43.5%	1,449	1,128	321	28.5%
Wade Jurney Homes	421	—	421	NM	565	—	565	NM
Total	1,515	914	601	65.8%	4,436	2,892	1,544	53.4%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2018 increased by 601 homes, or 65.8%, to 1,515, compared to 914 for the same period in 2017.  Net new home contracts for the nine months ended September 30, 2018 increased by 1,544 homes, or 53.4%, to 4,436, compared to 2,892 for the same period in 2017. These increases in our net new home contracts were driven by our acquisitions, as well as an increase in our open selling communities.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and nine months ended September 30, 2018 by segment are included in the tables below:

	Three months ended September 30,		Increase/(Decrease)
	2018	2017	Amount	% Change
West	4.2	5.2	(1.0)	(19.2)%
Mountain	3.0	3.8	(0.8)	(21.1)%
Texas	2.2	1.8	0.4	22.2%
Southeast	2.8	2.6	0.2	7.7%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	2.9	3.2	(0.3)	(9.4)%

	Nine months ended September 30,		Increase/(Decrease)
	2018	2017	Amount	% Change
West	4.0	5.2	(1.2)	(23.1)%
Mountain	4.3	4.3	—	—%
Texas	2.4	1.8	0.6	33.3%
Southeast	3.2	3.6	(0.4)	(11.1)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	3.4	3.5	(0.1)	(2.9)%

N/A – Not Applicable

Our absorption rates decreased by 9.4% and 2.9% to 2.9 per month and 3.4 per month during the three and nine months ended September 30, 2018, respectively, as compared to the same periods the same periods in 2017.   Our absorptions for our Century Communities brand moderated slightly during the three and nine months ended September 30, 2018 as compared to 2017.  The moderation we experienced was consistent with the overall housing market.

Selling communities at period end	As of September 30,		Increase/(Decrease)
	2018	2017	Amount	% Change

West	17	10	7	70.0%
Mountain	34	33	1	3.0%
Texas	23	24	(1)	(4.2)%
Southeast	51	40	11	27.5%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	125	107	18	16.8%

N/A – Not Applicable

Our selling communities increased 16.8% to 125 communities at September 30, 2018 as compared to 107 communities at September 30, 2017.  As WJH does not sell homes by community, but through studios, there is no community or absorptions presented for that segment.

Backlog

	As of September 30,
	2018			2017			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	280	$153,121	$546.9	290	$161,013	$555.2	(3.4)%	(4.9)%	(1.5)%
Mountain	627	283,534	452.0	573	247,876	432.3	9.4%	14.4%	4.6%
Texas	217	75,129	346.2	245	101,125	412.8	(11.4)%	(25.7)%	(16.1)%
Southeast	736	241,943	328.7	556	179,324	322.5	32.4%	34.9%	1.9%
Wade Jurney Homes	1,128	177,224	157.1	—	—	—	NM	NM	NM
Total / Weighted Average	2,988	$930,951	$311.5	1,664	$689,338	$414.3	79.6%	35.1%	(24.8)%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At September 30, 2018, we had 2,988 homes in backlog with a total value of $931.0 million, which represents an increase of 79.6% and 35.1%, respectively, as compared to September 30, 2017.  The increase in backlog and backlog value is primarily attributable to our acquisition of WJH LLC, as well as the increases in the Southeast and Mountain segments, partially offset by decreases in the West and Texas segments.  The decrease in average sales price of homes in backlog is driven by an increase in homes sold by WJH, which are sold at lower average sales prices.

Supplemental Pro Forma Information

As we completed significant acquisitions in 2017 and 2018 that are not included in our results of operations for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, and to aid readers with 2018 over 2017 comparability for the entire merged business, we are including limited supplemental pro forma information below for those periods.  The supplemental pro forma information below presents pro forma combined financial and operating data reflecting the UCP, Sundquist Homes and WJH acquisitions as if they had occurred on January 1, 2017.  The selected condensed combined pro forma data combines the historical home sales revenues, net new home contracts, new homes delivered and average sales price of homes delivered of Century, UCP, Sundquist Homes and WJH, giving effect to the UCP, Sundquist Homes and WJH acquisitions as if they had been consummated on January 1, 2017.  The pro forma information is for informational purposes only and supplements our Condensed Consolidated Financial Statements prepared in accordance with US GAAP. We believe that the pro forma information is useful as it provides additional information given the significant impact of these acquisitions, and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. The pro forma information below does not purport to reflect the results of operations that would have occurred if the UCP, Sundquist Homes and WJH acquisitions had been consummated on January 1, 2017, nor does the pro forma information purport to represent the results of operations of the Company for any future dates or periods.

	Three months ended September 30,	Nine months ended September 30,
	2017	2018	2017
Pro forma home sales revenues	$502,227	$1,620,262	$1,362,280
Pro forma net new home contracts	1,498	5,850	5,175
Pro forma deliveries	1,553	5,064	4,109
Pro forma average sales price	$323.4	$320.0	$331.6

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 1, 2018, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies.”  Other than the adoption of ASC 606, as described in Note 1 in the accompanying unaudited consolidated financial statements, there have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2018 were our land purchases, land development, home construction, acquisition of the remaining 50% ownership interest in WJH, including the extinguishment of assumed debt, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in an aggregate offering amount of up to $869 million, as needed as part of our ongoing financing strategy and subject to market conditions.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.

Revolving Credit Facility

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto.  On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amended and restated the Credit Agreement.  The Amended and Restated Credit Agreement provides us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date and are entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million.  If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Amended and Restated Credit Agreement, subject to the approval of the Administrative Agent. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender.  As of September 30, 2018, we had $236.0 million outstanding under the credit facility, leaving $354.0 million in availability, and were in compliance with all covenants.

At the Market Offerings

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings.  This Distribution Agreement superseded and replaced a prior similar Distribution Agreement, which had $72.7 million available for sale as of September 30, 2018. During the three and nine months ended September 30, 2018, we sold and issued an aggregate of 0.6 million and 1.1 million shares of our common stock under this and the prior Distribution Agreement, which provided us net proceeds of $17.1 million and $31.7 million, respectively, and, in connection with such sales, paid total commissions and fees to the sales agents of $0.3 million and $0.6 million,  respectively.  The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Mortgage Repurchase Facility and Mortgage Warehouse Line of Credit – Financial Services

On May 4, 2018, Inspire Home Loans Inc. (which we refer to as “Inspire”), an indirect wholly-owned subsidiary of the Company, entered into a Mortgage Warehouse Line of Credit, with Comerica Bank, upon the expiration of our first Master Repurchase Agreement.  The Mortgage Warehouse Line of Credit (which we refer to as the “Third Master Repurchase Agreement”) provides Inspire with an uncommitted Mortgage Warehouse Line of Credit of up to $40 million, secured by the mortgage loans financed thereunder. Our existing Second Master Repurchase Agreements provided Inspire with revolving mortgage loan repurchase facilities of up to $35 million, providing Inspire a total potential lending capacity of up to $75 million. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type.  As of September 30, 2018, we had $57.3 million outstanding under the Repurchase Facilities and were in compliance with all covenants under the agreements.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2018 and December 31, 2017, we had $296.9 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.  Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
6.875% senior notes, due May 2022(1)	$380,224	$379,238
5.875% senior notes, due July 2025(1)	395,238	394,725
3.278% insurance premium notes, due June 2019	9,673	—
Other financing obligations	2,320	2,320
Notes payable	787,455	776,283
Revolving line of credit, due April 2022	236,000	—
Mortgage repurchase facilities	57,327	48,319
Total debt	$1,080,782	$824,602

 (1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 1, 2018.

Stock Repurchase Program

On November 6, 2018, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock.  The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, and general market and economic conditions.

We intend to finance any stock repurchases through available cash and our revolving credit facility. Repurchases also may be made under a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when we otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at our discretion.

Cash Flows—Nine months ended September 30, 2018 Compared to the Nine months ended September 30, 2017

For the three and nine months ended September 30, 2018 and 2017, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $217.0 million during the nine months ended September 30, 2018 from net cash used of $125.4 million during the same period in 2017. This increase in cash used in operations was primarily a result of a net outflow associated with inventories of $243.4 million during the nine months ended September 30, 2018, compared to a net outflow of $95.1 million during the same period in 2017. The outflow in 2018 was driven by our investment in inventories through the purchase of 9,447 lots during the nine months ended September 30, 2018, as well as 5,645 homes under construction as of September 30, 2018.  These outflows were offset by cash inflows associated with 4,071 home deliveries during the nine months ended September 30, 2018.   We had net cash used in working capital items, including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale, of $56.0 million for the nine months ended September 30, 2018, as compared to $70.1 million for the same period in 2017.

•

Net cash used in investing activities was $39.7 million during the nine months ended September 30, 2018, compared to $66.1 million used during the same period in 2017. This decrease was primarily related to the decrease in business combinations during 2018 as compared to 2017, partially offset by an increase in cash used for purchases of property and equipment in other investing activities.

•

Net cash provided by financing activities was $182.7 million during the nine months ended September 30, 2018, compared to $225.9 million during the same period in 2017. This decrease was primarily attributable to net proceeds received from the issuance of senior notes in 2017 and our mortgage repurchase facilities, partially offset by an increase in net draws on our revolving credit facility and proceeds from insurance notes payable and decreases in debt extinguishments assumed in business combinations.

As of September 30, 2018, our cash and cash equivalents and restricted cash balance was $19.7 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2018, we had outstanding purchase contracts and option contracts for 17,019 lots totaling $760.4 million and had $45.0 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contacts occurring in future periods, if at all.

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

Adjusted EBITDA

The following table presents adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations and purchase price accounting for investment in unconsolidated subsidiaries, and (vi) acquisition expense. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net income	$17,048	$9,470	80.0%	$70,261	$33,100	112.3%
Income tax expense	5,810	5,686	2.2%	22,207	17,216	29.0%
Interest in cost of home sales revenues	12,334	8,794	40.3%	33,577	20,625	62.8%
Interest expense (income)	(205)	(778)	(73.7)%	(579)	(1,323)	(56.2)%
Depreciation and amortization expense	3,291	2,256	45.9%	8,803	5,073	73.5%
EBITDA	38,278	25,428	50.5%	134,269	74,691	79.8%
Purchase price accounting for acquired work in process inventory	11,934	6,214	92.1%	28,367	6,331	348.1%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	—	30	(100.0)%	60	885	(93.2)%
Acquisition expense	58	7,205	(99.2)%	395	8,645	(95.4)%
Adjusted EBITDA	$50,270	$38,877	29.3%	$163,091	$90,552	80.1%

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

	September 30,	December 31,
	2018	2017
Total homebuilding debt	$1,023,455	$776,283
Total stockholders' equity	840,793	735,233
Total capital	$1,864,248	$1,511,516
Debt to capital	54.9%	51.4%

Total homebuilding debt	$1,023,455	$776,283
Cash and cash equivalents	(15,927)	(88,832)
Cash held in escrow	(31,906)	(37,723)
Net homebuilding debt	975,622	649,728
Total stockholders' equity	840,793	735,233
Net capital	$1,816,415	$1,384,961

Net homebuilding debt to net capital	53.7%	46.9%

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income	$17,048	$9,470	$70,261	$33,100
Less: Undistributed earnings allocated to participating securities	—	(52)	(58)	(289)
Net income allocable to common stockholders	$17,048	$9,418	$70,203	$32,811
Denominator
Weighted average common shares outstanding - basic	30,232,376	25,445,552	29,885,858	23,038,390
Dilutive effect of restricted stock units	322,505	280,585	303,200	236,930
Weighted average common shares outstanding - diluted	30,554,881	25,726,137	30,189,058	23,275,320
Earnings per share:
Basic	$0.56	$0.37	$2.35	$1.42
Diluted	$0.56	$0.37	$2.33	$1.41

Adjusted earnings per share
Numerator
Income before income tax expense	$22,858	$15,156	$92,468	$50,316
Purchase price accounting for acquired work in process inventory	11,934	6,214	28,367	6,331
Gain on previously held interest in WJH	-	-	(7,219)	-
Acquisition expense	58	7,205	395	8,645
Adjusted income before income tax expense	34,850	28,575	114,011	65,292
Adjusted income tax expense(1)	(8,713)	(10,720)	(28,503)	(22,340)
Adjusted net income	26,137	17,855	85,508	42,952
Less: Adjusted undistributed earnings allocated to participating securities	—	(99)	(71)	(375)
Adjusted net income allocable to common stockholders	$26,137	$17,756	$85,437	$42,577

Denominator - Diluted	30,554,881	25,726,137	30,189,058	23,275,320

Adjusted diluted earnings per share	$0.86	$0.69	$2.83	$1.83

(1)

For the three and nine months ended September 30, 2018, the tax rate used in adjusted net income was 25%.  This rate is inclusive of our estimated annual rate of 26.6% offset by the estimated annual benefit associated with federal energy credits related to homes delivered.  For the three and nine months ended September 30, 2017, our GAAP tax rate was utilized.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as September 30, 2018, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal  year ended December 31, 2017 that was filed with the SEC on March 1, 2018, other than the new risk factor below.

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
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017 (File No. 001-36491))

10.1

Distribution Agreement, dated July 3, 2018, among the Century Communities, Inc. and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2018 (File No. 001-36491))

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

Century Communities, Inc.

Date: November 6, 2018	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: November 6, 2018	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2018	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)