Form 10-K
period 2018-12-31
Century Communities, Inc.
filed 2019-02-13
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

_______________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECember 31, 2018

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

__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018 was approximately $821.2 million based on the closing price of $31.55 per share as reported on the New York Stock Exchange on June 29, 2018.

As of February 6, 2019, the registrant had 30,077,486 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2018

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements included in or incorporated by reference this Annual Report on Form 10-K (which we refer to as this “Form 10-K”) constitute forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  These statements are only predictions.  Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” the negative of such terms and other comparable terminology, and the use of future dates.  You can also identify forward-looking statements by discussions of strategy, plans or intentions.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due a number of factors.

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

PART I

ITEM 1.BUSINESS.

General

Century Communities, Inc., a Delaware corporation (which we refer to as “we,” “us,” “our,” “CCS,” or the “Company”), is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios or over the internet, and provides no option or upgrade selections.  Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.  Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

We have grown rapidly through the acquisitions of other homebuilders and organic entrance into new markets, as outlined below:

•Acquired LVLH in Las Vegas for $165 million

•Raised $200 million through offering of senior unsecured notes.

•Successfully completed IPO

•Acquired Grand View Builders in Houston for $13 million

•Acquired Peachtree Communities in Atlanta for $57 million

•Raised $60 million through offering of senior unsecured notes •Expanded unsecured line of credit to $300 million with $100 million accordion feature	•Entered the Salt Lake City market •Acquired 50% of Wade Jurney Homes for $15 million •Formed financial services companies to provide title and mortgage services. •Entered the Charlotte, NC market

•Expanded unsecured line of credit to $400 million

•Raised $525 million through offering of senior unsecured notes

•Entered West Coast and strengthened Southeast presence through the acquisition of UCP, Inc.  for $362 million, including acquired debt

•Expanded in Seattle through the acquisition of Sundquist Homes for $50 million

•Expanded unsecured line of credit to $590 million •Acquired remaining 50% interest in Wade Jurney Homes for $37.5 million

Description of Business

Land acquisition process

We acquire land for our homebuilding operations with the primary intent to develop and construct single family detached or attached homes for sale on the acquired land.  From time to time we may sell land to other developers and homebuilders where we have excess land positions. We generally acquire land for cash, either through bulk acquisitions of land or through option contracts. Option contracts are generally structured where we have the right, but not the obligation, to buy land at predetermined prices on a defined schedule. Potential land acquisitions are identified by our local management within the markets in which we operate. Our land acquisition process typically includes soil tests, independent environmental studies, other engineering work and financial analysis which include an evaluation of expected returns, projected gross margins, estimated sales paces and pricing. Potential land acquisitions are approved by our Corporate office to ensure appropriate capital allocations taking into consideration current and projected inventory levels and risk adjusted returns.

Homebuilding marketing and sales process – Century Communities brand

Our Century Communities brand builds an extensive range of home types across a variety of price points. The core of our business plan is to acquire and develop land strategically, based on our understanding of population growth patterns, local markets, entitlement restrictions and infrastructure development. We focus on locations within our markets that are generally characterized by diverse economic and employment bases and demographics and increasing populations. We believe these conditions create strong demand for new housing, and these locations represent what we believe to be attractive opportunities for long-term growth. We also seek assets that have desirable characteristics, such as good access to major job centers, schools, shopping, recreation and transportation facilities, and we strive to offer a broad spectrum of product types in these locations. Location, product, price point and customer service are key components of the connection we seek to establish with each individual homebuyer. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, from entry-level to first- and second-time move-up buyers and lifestyle homebuyers. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

Our goal is to provide a positive experience to our homeowners by actively engaging them in the homebuying process. In many of our communities, we provide our customers with customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor master bedroom suites to appeal to broad design needs. We also engineer our homes for energy efficiency, which is aimed at reducing the impact on the environment and lowering energy costs to our homebuyers. As part of these efforts, we often offer homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

We sell our homes through our own sales representatives and through independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes where available and the selection of available options. Sales personnel are trained by us and generally have had prior experience selling new homes in the local market. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to coincide with the needs of targeted homebuyers.

We advertise directly to potential homebuyers through the internet and digital marketing, marketing brochures and to a lesser extent newspapers. We may also use billboards, radio and television advertising, along with our website, to market the location, price range and availability of our homes. We also attempt to operate in conspicuously located areas that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by not only creating an attractive atmosphere, but also by displaying options and upgrades. Our Century Complete line, which is geared towards the entry level buyer, provides for limited options and design choices.

Homebuilding marketing and sales process – Wade Jurney brand

Our Wade Jurney Homes brand primarily sells homes through our own sales representatives located in retail locations which we refer to as Studios, as opposed to model homes.  We lease our Studios within strip malls or other high traffic retail centers, located centrally to our homes under construction.  Our Studios are generally leased for a period of three years and average approximately 1,500 square feet.  We also sell homes directly through our Wade Jurney Homes website, as well as through independent real estate brokers.

Our Wade Jurney brand primarily competes with resales within the submarkets in which we operate and strives to offer a new home offering to our customers at prices that are equal or lower than resale competition, and significantly lower than other new home offerings.  Our philosophy is to be the price leader through providing a limited number of floor plans, with no options or upgrades offered.  Our advertising and marketing efforts are focused on cost effective means of reaching potential customers including centralized digital marketing, and direct outreach to independent real estate brokers.  Our goal is to leverage our Studios, and advertising and marketing efforts to generate homebuyer leads, which are then actively pursued by our sales associates.

Customer relations and warranty programs

We pay particular attention to the product design process and carefully consider choice of materials in order to attempt to eliminate building deficiencies. We maintain customer service staff whose role includes providing a positive experience for each customer throughout the homebuying process and beyond. This group is also responsible for providing after sales customer service. Our customer service initiatives include using customer survey results to improve our standards of customer satisfaction. Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems from the time of closing through the statute of repose with the states we operate in, or ten years, whichever is shorter. The subcontractors who perform most of the actual construction also provide to us customary warranties on workmanship.

Financial services

We offer home financing for our customers through our wholly owned subsidiary, Inspire Home Loans, Inc. (which we refer to as “Inspire”). Inspire is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Housing Administration-insured (“FHA”), and Department of Veterans Affairs-guaranteed (“VA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title and home owners insurance services through our wholly owned subsidiaries, Parkway Financial Group, LLC (which we refer to as “Parkway”) and IHL Home Insurance Agency, LLC (which we refer to as “IHL”). These operations along with Inspire collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, and IHL provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title and insurance needs.

The results of operations of our Financial Services operating segment are primarily driven by the results of Inspire. Because Inspire originates mortgage loans almost exclusively for our homebuilding customers, Inspire is dependent on our homebuilding operations and its results of operations are highly correlated with our homebuilding operations, and to a lesser degree the overall market demand for mortgages.

Inspire finances the origination of these loans primarily with borrowings under its mortgage repurchase facilities. As of December 31, 2018, Inspire had facilities maturing through September 2019, with a total maximum aggregate commitment of $160 million including an uncommitted amount of $55.4 million. We expect the facilities to be renewed or replaced with other facilities when they mature.

Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days. This strategy results in owning the loans and related servicing rights for only a short period of time. After the loans are sold, Inspire may be responsible for potential losses associated with mortgage loans originated and sold in the event of errors or omissions relating to customary industry-standard representations and warranties made by Inspire that the loans met certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loans.

The mortgage industry is highly competitive, and Inspire competes with other mortgage bankers, as well as mortgage brokers, credit unions and banks, over speed, efficiency, quality of customer service, the variety and attractiveness of mortgage products offered, interest rates offered, financing availability and costs, in order to provide mortgage financing to our customers. We compete with other title insurance agencies and underwriters for closing services and title insurance. Principal competitive factors include service and price.

Inspire is also subject to various state and federal statutes, rules, and regulations, including those that relate to licensing, lending operations, and other areas of mortgage origination and financing, rules and regulations of the government sponsored entities, and other rules of investors that purchase the mortgages we originate. We are also subject to regulations of those that have oversight over the government sponsored entities, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, which contains a number of requirements relating to mortgage lending and securitization. These include, among others, minimum standards for lender practices, limitations on certain fees and a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations. The impact of those statutes, rules, and regulations can be to increase our home buyers’ cost of financing, increase our cost of doing business, and restrict our home buyers’ access to some types of loans.

Design and construction

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

When constructing homes, we use various construction materials and components including lumber, steel and concrete. It has typically taken us four to eight months or more to construct a home, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, among them seasonal variation in availability and demand for materials. We may experience shortages in the availability of materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, and/or reduced gross margins from home sales.

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

Governmental regulation and environmental matters

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen municipal, regulatory, health, safety and welfare issues, which can further delay these projects or prevent their development.

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

Our mortgage, title, and insurance subsidiaries must comply with applicable real estate, lending and insurance laws and regulations. The subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of requirements relating to mortgage lending and securitizations. These include, among others, minimum standards for lender practices, limitations on certain fees and a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations.

Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Federal Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or to some state statutes that govern debt collectors, it is our policy to comply with applicable laws in our collection activities. To the extent that some or all of these laws apply to our collection activities, our failure to comply with such laws could have a material adverse effect on us. We are also subject to regulations promulgated by the Federal Consumer Financial Protection Bureau regarding residential mortgage loans.

Segment and geographic area disclosures

We have broken our homebuilding operations into the following reportable segments:

•	West (California and Washington)
•	Mountain (Colorado, Nevada and Utah)
•	Texas
•	Southeast (Georgia, North Carolina, South Carolina and Tennessee)

•	Wade Jurney Homes (Alabama, Arizona, Florida, Georgia, Indiana, North Carolina, Ohio, South Carolina, Tennessee and Texas)

We have also identified our Financial Services operations, which provides mortgage, title and insurance services to our homebuyers, as a sixth reportable segment.  Our Corporate operations are a nonoperating segment, as it serves to support our homebuilding and other operations through functions, such as our executive, finance, treasury, human resources, legal, and accounting departments.

Footnote 2 (Reporting Segments) of our Consolidated Financial Statements contains information regarding the operations of our reportable segments.

Competition

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, home buying customers, desirable land parcels, employees, financing, raw materials and skilled labor. Increased competition may prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion or lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products, or may be significantly larger, have a longer operating history and have greater resources or lower cost of capital than us; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We also compete with other homebuilders that have long-standing relationships with subcontractors and suppliers in the markets in which we operate or plan to operate and we compete for sales with individual resales of existing homes and with available rental housing.

Our Financial Services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations and other financial institutions, in the origination and sale of residential mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other title insurance agencies and underwriters for closing services and title insurance. We also compete with other insurance agencies. Principal competitive factors include service and price.

Employees

The total number of employees as of December 31, 2018 was 1,389. We consider our employee relations to be good. We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.

Available Information

We are a Delaware corporation and a U.S. public reporting company under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), and file reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). Copies of these reports, proxy statements, and other information can be accessed from the SEC's home page on the Internet at http://www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are available on our website at www.centurycommunities.com as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

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

Risks Related to Our Business

We are subject to demand fluctuations in the housing industry. Any reduction in demand would adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn, our revenues and results of operations may be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot predict whether housing market conditions existing at that time will continue. While rising interest rates and tightening affordability created an industry-wide deceleration in housing growth during the second half of 2018, underlying job and population growth still remained positive in our markets. We are unable to predict if such deceleration will continue or whether it will deepen. Further, if the duration of the deceleration becomes a long-term trend, we cannot assure you that any efforts to mitigate its adverse effects will be successful.

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on our business and results of operations.

The residential homebuilding industry is cyclical and is highly sensitive to changes in local and general economic conditions that are outside our control, including:

•	consumer confidence, levels of employment, spending levels, personal income growth and household debt-to-income levels of potential homebuyers;
•

the availability of financing for homebuyers or restrictive mortgage standards, including private and federal mortgage financing programs and federal, state, and provincial regulation of lending practices;

•	real estate taxes and federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;
•	U.S. and global financial system and credit markets, including short- and long-term interest rates and inflation;
•

housing demand from population growth, demographic changes (including immigration levels and trends in urban and suburban migration) or otherwise, or perceptions regarding the strength of the housing market;

•

competition from other real estate investors with significant capital, including other real estate operating companies and developers, institutional investment funds and companies solely focused on single family rentals; and

•	the supply of new or existing homes, including foreclosures, and other housing alternatives, such as apartments and other residential rental property.

In the event these economic and business factors occur, we could experience a decline in the demand and pricing for our homes, an increase in customer cancellations, an increase in selling concessions and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. A significant or sustained downturn in the homebuilding market would likely have an adverse effect on our business and results of operations for multiple years.

The health of the residential homebuilding industry may also be significantly affected by “shadow inventory” levels. “Shadow inventory” refers to the number of homes with a mortgage that are in some form of distress but that have not yet been listed for sale. Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process. They may choose to do so because of regulations and foreclosure moratoriums, because of the additional costs and resources required to process and sell foreclosed properties, or because they want to avoid depressing housing prices further by putting many distressed properties up for sale at the same time. A significant supply of shadow inventory in our markets could, were it to be released into our markets, adversely impact home prices and demand for our homes, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, an important segment of our customer base consists of first- and second-time move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes. If these potential buyers face difficulties in selling their homes, whether due to periods of weak economic conditions, oversupply, restrictive mortgage standards or otherwise, our sales may be adversely affected. Moreover, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our homebuilding business.

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

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 15 states across the West, Mountain, Texas and Southeast U.S. regions.  Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations.

Any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us.

In the United States, the unemployment rate was 3.9% as of the end of December 2018, according to the U.S. Bureau of Labor Statistics. People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on us both by reducing the demand for the homes we build and by increasing the supply of homes for sale. This would also likely adversely affect our Financial Services business.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes. If the home financing market is unstable or contracts, our revenues and results of operations could be adversely affected. A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing or through our Financial Services business. First-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. These buyers are an important source of our demand, especially in light of our Wade Jurney Homes segment. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we achieve. This environment would also likely adversely affect our Financial Services business.

During the recent past, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, Federal Housing Administration (which we refer to as the “FHA”) or Veterans Administration (which we refer to as the “VA”) requirements. Fewer loan products and tighter loan qualifications may continue to make it more difficult for certain buyers to finance the purchase of our homes. These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers who have historically made up a substantial part of our customers and especially in light of our Wade Jurney Homes segment will likely continue to make up a substantial part of our customers. Reductions in demand adversely affected our business and financial results during that downturn. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities in the past have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for buyers financing the purchase of our homes.  In recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks has reduced opportunity for those purchasers. In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions, stricter loan qualification standards, and an increase in minimum down payment requirements. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States. In addition, changes in federal and provincial regulatory and fiscal policies aimed at aiding the home buying market (including repeal or another limitation of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability or desire to purchase homes.

Decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt. Even if potential buyers of our homes do not themselves need mortgage financing, where our potential buyers must sell their existing homes in order to buy one of our homes, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could delay or adversely affect such a sale, which would result in our potential customers’ inability to buy a new home. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog.  If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect us.

Most of the purchasers of our homes finance their acquisitions with mortgage financing.  Mortgage interest rates have remained near historic lows for the past several years, however, interest rates are currently rising and may continue to rise in the near term.  Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in sales, adversely affecting our results of operations.  Increased interest rates can also decrease homebuyer confidence and hinder our ability to realize our backlog because our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect our operating results.

In addition, the federal government plays a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. Changes in these programs could materially adversely affect the mortgage market, which would have a negative impact on our business.  The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Several bills have been introduced in Congress over the past several years concerning the future status of Fannie Mae and Freddie Mac and the mortgage finance system, including bills which provided for the wind-down of Fannie Mae and Freddie Mac or proposed modifications to the financial relationship between Fannie Mae and Freddie Mac and the federal government.  The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market.  Eliminating Fannie Mae and Freddie Mac would mean that conventional loans, like the 30-year mortgage, would no longer be guaranteed, which would be likely to result in the elimination of these traditional, long-term, fixed-rate loans, and result in an increase in interest rates for longer term products.  If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates and mortgage availability, and we would expect our sales of new homes to decline.

Our home purchase contracts typically provide our customers with a financing contingency, which allows our customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing.  Increased interest rates, restrictions or reductions in government backed mortgage financing or the tightening of lenders’ borrowing standards may make it more difficult for our customers to obtain financing, which would decrease our home sales and mortgage originations and have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our home products, which could be material to our business.

Prior to the enactment of the Tax Cuts and Jobs Act (which we refer to as the “TCJA”), which was enacted into law on December 22, 2017, significant expenses of owning a home, including mortgage loan interest and state and local taxes, generally were deductible expenses for an individual’s U.S. federal income taxes and in some cases, state income taxes, subject to various limitations. The TCJA establishes new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property taxes. Under the TCJA, through the end of 2023, the mortgage interest deduction cap on a newly purchased home was decreased to $750,000 a year ($375,000 in the case of a separate return filed by a married individual) from the prior $1,000,000 threshold, and the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 (or $5,000 in the case of a separate return filed by a married individual). These changes could reduce the actual or perceived affordability of homeownership, which could adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes, including in California, Colorado, Nevada and Washington. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

Increases in property and sales taxes could prevent potential customers from buying our homes and adversely affect our business or financial results.

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

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

The TCJA significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. As a result of the reduction in the corporate tax rates, we recorded a reduction in the value of our deferred tax assets, as discussed in the notes to our financial statements.

Changes to the population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for homes in these regions.

Slower rates of population growth or population declines in the markets where we do business, or other key markets in the United States we plan to enter, especially as compared to the high population growth rates in prior years, could adversely affect the demand for housing, causing home prices in these markets to fall, and adversely affect our plans for growth, business, financial condition and operating results.

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

We face potentially substantial risk with respect to our land and lot inventory arising from significant changes in economic or market conditions, which could adversely affect our results of operations and result in write-downs of the carrying values of land we own.

We face substantial risk in owning developed and undeveloped land.  We acquire undeveloped land, buildable lots and housing inventories in the markets where we build homes.  The market value of land, building lots, and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. If housing demand decreases below what we anticipated when we acquired our inventory, our results of operations may be adversely affected and we may not be able to recover our costs when we sell and build houses.

When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreements. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, and can result in losses on poorly performing projects or markets.  Factors, such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations, subject land valuations to uncertainty.

We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. In the face of adverse market conditions, we may have substantial inventory carrying costs, and may have to write down our inventory to its fair value, and/or sell land or homes at a loss. In the past, we have been required to record significant write-downs of the carrying value of our land inventory, and have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. Although we have taken efforts to reduce our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate in the future, we could again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our balance sheet and could adversely affect our results of operations and financial condition and result in write-downs of the carrying values of land we own.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Before a community generates any revenues, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. A decline in our ability to develop and market our communities successfully, especially in our more recent or new markets where it may be more difficult to do so, and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

Significant weather conditions and natural disasters in the geographic areas where we operate, such as hurricanes, tornadoes, earthquakes, volcanic activity, wildfires, ice storms, snow storms, landslides and soil subsidence, droughts and floods, could damage projects, cause delays in completion of projects, or reduce consumer demand for housing.  Extreme weather conditions and natural disasters could also disrupt or cause shortages in labor or materials, which could delay project completion or result in increases in the prices for labor or materials, thereby affecting our sales and profitability. The climates of certain of the states in which we operate present increased risks of adverse weather or natural disasters.  For example, Colorado has historically experienced seasonal wildfires, snow storms, and soil subsidence; Texas has historically experienced tornadoes, coastal flooding and hurricanes; California and Nevada have historically experienced earthquakes, extreme temperatures, wildfires, and droughts and water shortages; and Florida and the Carolinas have historically experienced a risk of hurricanes and coastal flooding. As an example, during the third quarter or 2018, in the Southeast, we experienced severe weather during September, mainly affecting our Wade Jurney Homes segment, which pushed the portion of deliveries into the fourth quarter and constrained our selling activity in the region for a period of time. In addition to directly damaging or delaying our projects, natural disasters and extreme weather events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.  Some conditions, such as severe drought or risk of flooding, may cause state and local governments to take restrictive actions, such as placing moratoriums on the issuance of new building permits or issuing new building codes and standards that increase building costs.  Our insurance policies may not fully cover losses resulting from these events or any related business interruption.  For example, losses associated with floods, landslides, earthquakes and other geological events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A significant uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Changes in global or regional climate conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of, or restricting, our planned or future growth activities.

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, there is a variety of new legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting, land development, or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our results of operations. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on purchasing significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade, tariffs, or other climate related regulations.

As a result, climate change impacts, and the laws and land development and home construction standards implemented to address potential climate change concerns, could result in an increase in our costs and have a long-term adverse impact on our business and results of operations. This is a particular concern in the western United States, which have instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.

Failure to recruit, retain and develop highly skilled, competent personnel may have a material adverse effect on our standards of service.

Key employees, including management team members, are fundamental to our ability to obtain, generate and manage business opportunities. Key employees working in the homebuilding and construction industries are highly sought after.  Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial condition and operating results. In addition, we do not maintain key person insurance in respect of any member of our senior management team. The loss of any of our management members or key personnel could adversely impact our business, financial condition and operating results.

Failure to find suitable contractors may have a material adverse effect on our standards of service.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. An increase in levels of homebuilding in the markets in which we operate has occasionally led to some difficulty in securing the services of skilled tradesmen who are currently in high demand.  While we believe that our existing relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations.

In the future, certain of the subcontractors engaged by us may be represented by labor unions or subject to collective bargaining arrangements. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for our construction work. In addition, union activity could result in higher costs to retain subcontractors. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our reliance on contractors can expose us to various liability risks.

We rely on third-party contractors in order to perform the construction of our homes, and in many cases, to select and obtain raw materials. We are exposed to various risks as a result of our reliance on these contractors and their respective subcontractors and suppliers, including the possibility of defects in our homes due to improper practices or materials used by contractors, which may require us to comply with our warranty obligations and/or bring a claim under an insurance policy. For example, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. When we discover these issues, we repair the homes in accordance with our new home warranty and as required by law. We establish warranty and other reserves for the homes we sell based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be injured.

In addition, several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Although contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage, hour and other employment-related liabilities of their contractors, which could adversely affect our results of operations.  Century has not received similar inquiries.

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

Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, developing one or more of our communities and building homes. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers. In such circumstances, our operating results, including in particular, our margin, could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, environment, zoning, sales and similar matters apply to and/or affect the housing industry, and the approval of numerous governmental authorities must be obtained in connection with our development activities.  These governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements in the markets in which we operate.  Changes in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that a property we acquired is not feasible for development.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to build in those municipalities.   In addition, we may become subject to various state and local “slow growth” or “no growth” initiatives and other restrictions that could negatively impact the availability of land and building opportunities within those localities.

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

We are often required to provide performance, payment and completion surety bonds or letters of credit to secure the completion of our construction contracts, development agreements and other arrangements. We have obtained facilities to provide the required volume of these surety bonds and letters of credit for our expected growth in the medium term; however, unexpected growth may require additional facilities.

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

If our performance record or our providers’ requirements or policies change and we are unable provide performance, payment and completion surety bonds to ensure the completion of our projects, our business operations and financial condition could be adversely affected.  If market conditions become unfavorable, we may not be able to obtain new surety bonds, or and some providers might request credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds.  If we are unable to obtain new bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted, and our growth and results of operations will be adversely affected.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Given the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could also generate significant negative publicity, which could adversely impact our reputation, relationships with relevant regulatory agencies and governmental authorities, and our ability to win new business, which in turn could have a material adverse effect on our business, financial condition and operating results.

We are subject to environmental laws and regulations, which may increase our costs, limit the areas in which we can build homes and delay completion of our projects.

We are subject to a variety of local, state and federal statutes, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, the handling of hazardous materials, including asbestos, and the cleanup of contaminated sites. We may be liable for the costs of removal, investigation or remediation of hazardous or toxic substances located on, under, from or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution. The costs of any required removal, investigation or remediation of such substances or the costs of defending against environmental claims may be substantial. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect our ability to sell the land or to borrow using the land as security. Environmental impacts from historical activities have been identified at some of the projects we have developed in the past and additional projects may be located on land that may have been contaminated by previous use. Although we are not aware of any projects requiring material remediation activities by us as a result of historical contamination, no assurances can be given that material claims or liabilities relating to such developments will not arise in the future.

The particular impact and requirements of environmental laws that apply to any given site vary greatly according to the community, the site’s environmental conditions and the present and former use of the site. From time to time, the United States Environmental Protection Agency and other federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. We expect that increasingly stringent requirements may be imposed on homebuilders in the future. Compliance with environmental laws that affect our building sites or our business may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands.  It may not be obvious during our pre-development review of project sites whether a site has environmental concerns, which could cause us to unnecessarily expend time and resources. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, and penalties, as well as damages from third-parties for property damage or personal injury as a result of our failure to comply with applicable environmental laws and regulations.

In addition, we are subject to third-party challenges to the permits and other approvals required for our projects and operations, such as by environmental groups, under environmental laws and regulations. These matters could adversely affect our business, financial condition and operating results.

We may be liable for claims for damages as a result of use of hazardous materials.

As a homebuilding business with a wide variety of historic homebuilding and construction activities, we could be liable for future claims for damages as a result of our past or present use of hazardous materials, including building materials which in the future become known or are suspected to be hazardous. Any such claims may adversely affect our business, financial condition and operating results. Insurance coverage for such claims may be limited or non-existent.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes increasingly aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere as they can grow on virtually any organic substance as long as moisture and oxygen are present. There are molds that can grow on wood, paper, carpet, foods and insulation.  When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. It is impossible to eliminate all mold and mold spores in the indoor environment. If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation.  If indoor air quality were impaired, we could be liable to our homebuyers or others for property damage or personal injury.

We may not be able to compete effectively against competitors in the homebuilding industry, especially in our recent markets and new markets we plan to enter.

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies and with smaller local homebuilders for home buying customers, land, financing, raw materials and skilled management and labor resources.  A number of our primary competitors are significantly larger, have a longer operating history and may have greater resources or lower cost of capital than ours; accordingly, they may be able to compete more effectively in one or more of the markets in which we operate. In addition, many of these competitors have long-standing relationships with subcontractors and suppliers in the markets in which we operate. As we have expanded our operations into new markets, we have faced and will likely continue to face new competition from many established homebuilders in those markets, and we will not have the benefit of the extensive relationships and strong reputations with subcontractors, suppliers and homebuyers that we have historically enjoyed in our Colorado and other legacy markets.  Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our growth plans, lead to pricing pressures on our homes; cause us to increase selling concessions; and cause impairments in the value of our inventory or other assets, all of which may adversely impact our revenues, margins and other operating results. We also compete with sellers of existing homes, including foreclosed homes, and with rental housing. If we are unable to successfully compete in this industry, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages or increases in the price of raw materials could cause delays in and increase our costs of home construction.  We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts and may not be able to sufficiently increase the price of homes remaining to be sold.  Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our business, liquidity, financial condition and results of operations.

The cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents. Increases in such costs could also result in higher prices for any product utilizing petrochemicals. These cost increases may have an adverse effect on our operating margin and results of operations and may result in a decline in the price of our common stock. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

Recent legislation and government action related to tariffs imposed on imported building supplies, such as lumber, concrete, plumbing supplies and wiring, could increase the cost to construct our homes.  If we are unable to offset these higher costs with increases in the sales prices for our homes, our margins on the homes we sell will decrease, and our financial condition could be adversely affected.

Increases in our home cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

Our backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or, in certain circumstances, the homebuyer’s inability to obtain suitable financing.  Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

Homebuilding is subject to product liability and warranty claims arising in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. There can be no assurance that any developments we undertake on homes we construct will be free from defects once completed. Construction defects may in projects, developments and homes and may arise during a significant period of time after completion. Defects arising on a development or a home attributable to us may lead to significant contractual or other liabilities. As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from their faulty workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. In addition, contractual indemnities can be difficult to enforce. We may also be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is becoming increasingly expensive and the scope of coverage is restricted. There is no assurance that adequate insurance coverage will continue to be available with acceptable price and terms. If we cannot recover from our subcontractors or their insurance carriers, we may suffer even greater losses.

Unexpected expenditures attributable to defects or previously unknown sub-surface conditions arising on a development project may also have a material adverse effect on our business, financial condition and operating results. In addition, severe or widespread incidents of defects giving rise to unexpected levels of expenditure, to the extent not covered by insurance or redress against subcontractors, may adversely affect our business, reputation, financial condition and operating results.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully compensated by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies. Should an uninsured loss or a loss in excess of insured limits occur, we could sustain financial loss or lose capital invested in the affected property as well as anticipated future income from that property. In addition, we could be responsible for repairing damages or covering liabilities caused by uninsured risks.  We may be liable for any debt or other financial obligations related to affected property.

In the United States, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of our subcontractors in the United States may be unable to obtain insurance. If we cannot effectively recover construction defect liabilities and costs of defense from our subcontractors or their insurers, or if we have self-insured subcontractors who cannot cover the losses they cause, we may suffer losses. Insurance coverage may be further restricted and become even more costly in our industry. Such circumstances could adversely affect our business, financial condition and operating results.

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

•	changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning, tax and disability rights laws.

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

Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited.  We may be forced to sell an asset at significantly lower margins or at a loss, if we are able to sell them at all, or hold non-income producing assets for an extended period of time, which could have a negative impact on our liquidity or results of operations.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect us by increasing the costs of land, materials and labor needed to operate our business. In the event of an increase in inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered may make any such increase difficult or impossible. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, the cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results.

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

Negative publicity may affect our business performance and could affect the value of our common stock.

Unfavorable media related to the Company, our industry, or Company brands, marketing, personnel, operations, business performance or prospects may affect the value of our securities and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid brands that receive bad press or negative reviews. Negative publicity may result in a decrease in operating results that could lead to a decline in the value of our common stock.

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

Information technology failures or data security breaches could expose us to liability and materially adversely affect our financial condition and results of operations.

We rely on accounting, financial and operational management information systems to conduct our operations and maintain critical business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers, as well as global communications providers, telephone systems and other aspects of the Internet infrastructure, which have experienced significant systems failures and electrical outages in the past, and are susceptible to damage or interruption from fire, floods, power outages, or telecommunications failures, or cybersecurity threats such as computer viruses, break-ins, security breaches, and similar events. The occurrence of any of these events to us directly or any of our third-party service providers could adversely affect our ability to operate our business, damage our reputation, result in the loss of customers, suppliers, or revenues, or result in the misappropriation or public disclosure of our confidential information.  As a result, we may be required to incur significant costs to remediate the damage caused by these disruptions or to prevent security breaches in the future.

In the ordinary course of our business, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about our employees, contractors, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We may share some of this information with vendors who assist us with certain aspects of our business, particularly with respect to our mortgage lending business. If these vendors or we fail to maintain the security of the data which we are required to protect, including via the penetration of network security and the misappropriation of confidential and personal information, we could face business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, any of which could have a material adverse impact on our financial condition and results of operations. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Risk Related to Our Financial Services Business

We are subject to various risks relating to our Financial Services business.

We have vertically integrated financial services into our business, which has enabled us to provide mortgage, title and insurance services to our homebuyers. Our home buying customers account for substantially all loan production and substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days, either as whole loans or pursuant to a securitization.  During 2018, we originated and closed 2,176 loans, with an aggregate total principal amount of $682.8 million. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $26.2 million at December 31, 2018 and carried a weighted average interest rate of approximately 4.7%.  As of December 31, 2018, we had mortgage loans held for sale with an aggregate fair value of $114.1 million and an aggregate outstanding principal balance of $108.0 million. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

There are numerous risks involved with engaging in our mortgage lending business, which risks may be exacerbated for us in light of the fact that we do not have a long history this business. Because we have limited experience in originating and underwriting home loans, our underwriting standards may not be as stringent as a more traditional lender, and accordingly, we may experience a higher rate of default than lenders who have engaged in the mortgage lending industry for a longer period of time. Moreover, the loans we originate are limited primarily to buyers of our homes, so our pool of borrowers is generally less diverse than as is the case with a traditional lender, and thus there could be a higher correlation in the default rate with our borrowers. In addition, because we originate loans to buyers of our homes, there is the risk that we may be more incentivized, compared to more traditional lenders, to lower our underwriting standards in order to close home sales.  Should we be able to establish sufficiently stringent underwriting standards, or if our underwriting standards do not adequately screen quality applicants, the default rate on the loans we originate may be higher, which could have an adverse impact on our results of operations and financial condition, either because the borrowers under loans we own are no longer performing, or because we are required to repurchase or otherwise indemnify purchasers, guarantors or insurers of the loans we sold or securitized. Further, if we face a high default rate on the mortgages we originate, we may be unable to sell mortgages or the pricing we receive upon the sale of mortgages may not meet our expectations.  Although we have established reserves for potential losses on mortgage loans we originate and sell or securitize, which we believe are adequate, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

Our mortgage lending business requires substantial capital, which may not continue to be available to us in the amounts we require.

On May 4, 2018 and September 14, 2018, Inspire entered into mortgage warehouse facilities, with Comerica Bank, and J.P. Morgan, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $140 million, secured by the mortgage loans financed thereunder.  On December 20, 2018, we temporarily increased our facility with J.P. Morgan through February 28, 2019 by $20 million, thus bringing our total capacity under the Repurchase Facilities to $160 million as of December 31, 2018. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. The mortgage repurchase facilities must be renewed annually and currently expire in May 2019 and September 2019 for Comerica Bank and J.P. Mortgage, respectively. We expect to renew and extend the term of the Repurchase Facilities with similar terms prior to their maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our Repurchase Facilities may also make it more difficult or costly to sell the mortgages that we originate. As of December 31, 2018, we had $104.6 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Our Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.

Approximately 96.0% of the mortgage loans made by our Financial Services segment in 2018 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Financial Services segment would be adversely affected by a decrease in refinance transactions, if mortgage interest rates continue to rise.

If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in the loans we originate.

We sell substantially all of the loans we originate and the related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days, on a servicing released, non-recourse basis. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our statements of operations.

We may be liable for certain limited representations and warranties we make in connection with sale of loans.

When we sell the loans we originate, we make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated, and offer certain indemnities and guaranties to the purchasers, guarantors and insurers of which we are responsible. In the event of defaults on the loans we originate, we may be required to repurchase or substitute mortgage loans, or indemnify buyers, guarantors or insurers of our loans. If we have significant liabilities with respect to such claims or future, it could have an adverse effect on our results of operations, and possibly our financial condition.

Our Financial Services business is competitive and we may not be able to compete effectively in this area.

The competitors to our Financial Services business include other insurance agencies, title companies and mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, and some of them may operate with different criteria than we do. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than we do. For these reasons, we may not be able to compete effectively in the financial services business.

Governmental regulation of our Financial Services operations could adversely affect our business or financial results.

Our Financial Services operations are subject to extensive state and federal laws and regulations, which are administered by numerous agencies, including but not limited to the CFPB, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae. These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our financial services operations are subject to regular, extensive examinations by the applicable agencies. In addition, the possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.

Our ability to collect upon mortgage loans may be limited by the application of state laws.

Our mortgage loans typically permit us to accelerate the debt upon default by the borrower. The courts of all states will enforce acceleration clauses in the event of a material payment default, subject in some cases to a right of the court to revoke the acceleration and reinstate the mortgage loan if a payment default is cured. The equity courts of a state, however, may refuse to allow the foreclosure of a mortgage or to permit the acceleration of the indebtedness in instances in which they decide that the exercise of those remedies would be inequitable or unjust or the circumstances would render an acceleration unconscionable.

Further, the ability to collect upon mortgage loans may be limited by the application of state and federal laws. For example, Nevada has enacted a law providing that if the amount an assignee of a mortgage note paid to acquire the note is less than the face amount of the note, the assignee cannot recover more through a deficiency action than the amount it paid for the note. If the Nevada law is upheld, or similar laws are enacted in other jurisdictions, it could materially and adversely affect our ability and the ability of funds we manage to profit from purchases of distressed debt.

Risk Related to Our Prior and Any Future Acquisitions

The WJH acquisition may result in unexpected costs and the anticipated benefits may never be realized.

In November 2016, we acquired a 50% ownership of WJH LLC (which we refer to as “WJH”), which is a successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc., and in June 2018, we acquired the remaining 50% ownership interest in WJH. WJH primarily targets first-time homebuyers in the Southeastern United States and has since expanded into Texas, Arizona, Indiana and Ohio.  While we believe the acquisition of WJH will produce many benefits, such as expanding our investment into a proven and profitable operation, enhancing our geographic and product diversification through additional exposure to new markets and first-time buyers, driving additional growth avenues for ancillary revenue streams, including our mortgage, title and insurance operations, and improving access to capital to accelerate WJH’s expansion efforts into additional markets, these benefits may not come to fruition or materialize to the extent we anticipate and within anticipated time periods. In addition, we still need to complete the integration of this business to some extent, which can be costly and involves risk. These issues could adversely affect our business and financial results.

We may be unable to continue to successfully integrate our and UCP’s businesses or realize the anticipated benefits of the UCP Merger.

The UCP Merger, completed in August 2017, involved the combination of two companies that previously operated as independent public companies. We continue to devote management attention and resources to continue to integrate our and UCP’s business practices and operations, and will continue to incur expenses associated with the integration process, including with respect to the integration of processes, policies, procedures, operations, technologies and systems. There are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Expenses associated with the integration could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings, and significantly reduce the expected benefits associated with the UCP Merger. The costs of integration described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and operating results.

We may incur a variety of costs to engage in future growth or expansion of our operations or acquisitions or disposals of businesses, and the anticipated benefits may never be realized.

As a part of our business strategy, we have made seven acquisitions since 2013 and may continue to make acquisitions, or significant investments in, and/or disposals of businesses. Any future acquisitions, investments and/or disposals would be accompanied by risks such as:

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

In addition, we may not realize the anticipated benefits of these transactions at all or within a reasonable time period and there may be other unanticipated or unidentified effects. While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or come to light after the expiry of warranty or indemnity periods. Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, financial condition and operating results.

A portion of our historical growth has been due to our prior acquisitions and we may not be able to continue to grow through acquisitions.

Our recent growth has been due in part to our prior acquisitions and we intend to continue to grow through future acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. However, we cannot assure you that we will continue to identify attractive acquisition targets and consummate acquisitions. As a result of our prior acquisitions and the incurrence of debt in connection therewith, the amount of our indebtedness is significantly higher than prior to the consummation of such acquisitions. As a result, we cannot assure you that we will be able to arrange financing for future acquisitions on terms acceptable to us. In addition, as a result of our prior acquisitions, our company is substantially larger than we have been in the past, and we may face additional scrutiny in connection with federal and state governmental approvals in connection with any future acquisitions of attractive targets or may not be able to obtain such approvals at all. The realization of any of these risks could adversely affect our business.

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of our recent acquisitions, including UCP, Sundquist Homes and WJH, the size of our business has increased significantly during the past several years. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits from these acquisitions.

We have intangible assets, including goodwill, primarily as a result of our prior acquisitions. If these assets become impaired, then our result of operations may be adversely affected.

As of December 31, 2018, we had $35.5 million in intangible assets, including $30.4 million in goodwill, related primarily to our prior business combinations and acquisitions. If the carrying value of our intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur, which would adversely affect our results of operations.

Our future operating results may be adversely affected as a result of our prior acquisitions.

Our prior acquisitions, including the UCP Merger in August 2017, our acquisition of Sundquist Homes in October 2017 and acquisition of the remaining ownership interest WJH in June 2018, were accounted for as business combinations in accordance with our accounting policies and GAAP with the acquired assets and assumed liabilities recorded at their estimated fair values as of the acquisition date. Based upon estimates of the fair value of the assets to be acquired and the liabilities to be assumed, we have recorded a step-up to the historical basis of an acquired home under construction inventory. As homes are delivered in future periods, this step-up will initially result in gross margins from home sales revenues that are commensurate with the stage of completion of the acquired inventory and the related risk assumed by us for its completion. The ultimate gross margins from home sales revenues that we will be able to achieve from our acquired businesses will be impacted by (1) our ability to construct homes at prices consistent with our forecasted budgets, and (2) future pricing increases or decreases based on market demand.

Risks Related to Our Indebtedness and Potential Need for Additional Capital

We have substantial indebtedness and expect to continue to use leverage in executing our business strategy, which could have important consequences on our business and adversely affect the return on our assets.

As of December 31, 2018, we had approximately $1.092 billion in outstanding indebtedness, consisting of $380.6 million outstanding on our 6.875% Senior Notes due 2022 (which we refer to as our “Existing 6.875% Notes”), $395.4 million outstanding on our 5.875% Senior Notes due 2025 (which we refer to as our “Existing 5.875% Notes”), $202.5 million in borrowings outstanding under our revolving line of credit, $104.6 million in borrowings outstanding under our mortgage repurchase facilities, and $8.8 million outstanding under other financing obligations. As of December 31, 2018, we had $387.5 million in availability under our revolving line of credit. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

This substantial indebtedness as well as any future indebtedness we may incur could have important consequences for our business, including:

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the homebuilding industry; and
•	placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. A substantial majority of our indebtedness matures in 2022. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Access to future financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to continue to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flows; and
•	the market price per share of our common stock.

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

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings, which would cause dilution to our existing stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Increased demand for homes could require us to further increase our indebtedness and credit facilities, and our inability to do that could limit our ability to take full advantage of market opportunities.

Our business requires that we be able to continue to finance the development of our residential communities. One of the ways we do this is with bank borrowings. At December 31, 2018, we had a $590.0 million revolving line of credit, plus a $50.0 million accordion feature, subject in part to additional commitments, of which $387.5 million was available. If market conditions strengthen to the point that we need additional funding but we are not able to increase this facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.

Interest expense on our debt limits our cash available to fund our growth strategies.

As of December 31, 2018, we had approximately $1.092 billion in outstanding indebtedness, consisting of $380.6 million outstanding on our 6.875% Senior Notes due 2022 (which we refer to as our “Existing 6.875% Notes”), $395.4 million outstanding on our 5.875% Senior Notes due 2025 (which we refer to as our “Existing 5.875% Notes”), $202.5 million in borrowings outstanding under our revolving line of credit, $104.6 million in borrowings outstanding under our mortgage repurchase facilities, and $8.8 million outstanding under other financing obligations. As part of our growth strategy, we may incur a significant amount of additional debt.  Borrowings under our revolving line of credit bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

Interest rate changes may adversely affect us.

We currently do not hedge against interest rate fluctuations associated with our debt obligations. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to generate sufficient cash flows from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the future, we may fail to generate sufficient cash flows from the sales of our homes and land to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If we do not generate sufficient cash flows from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.

The agreements governing our debt include covenants and other provisions that may restrict our financial and business operations. Failure to comply with the covenants and conditions imposed by our debt agreements could restrict future borrowings or cause our debt to become immediately due and payable.

The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, contain negative covenants customary for such financings, such as limiting our ability to sell or dispose of assets, incur additional indebtedness or liens, make certain restricted payments, make certain investments, consummate mergers, consolidations or other business combinations or engage in other lines of business. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations. Our revolving line of credit also requires us to comply with certain financial ratios and covenants, such as maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and minimum tangible net worth. Our ability to comply with these covenants depends on our financial condition and performance and also is subject to events outside our control. Asset write-downs, other non-cash charges and other one-time events also impact our ability to comply with these covenants. In addition, these restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities, which may have a material effect on our operations. These covenants are subject to important exceptions and qualifications. Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. Our revolving line of credit and other debt agreements, including the indentures governing our senior notes, also contain other events of default customary for such financings. In addition, the indentures governing our senior notes and the agreement governing our revolving line of credit contain cross default provisions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our debt if such amounts were accelerated upon an event of default. If we are unable to service our debt, this could materially affect our business, financial condition or results of operations.

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

Although it is difficult for us to predict our future liquidity requirements, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed. The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. At December 31, 2018, we had a $590.0 million revolving line of credit, plus a $50.0 million accordion feature, subject in part to additional commitments, of which $387.5 million was available. In addition, in accordance with our growth strategy, we expect to opportunistically raise additional capital to help fund the growth of our business, subject to market and other conditions, but such capital may not be available to us on a timely basis at reasonable rates, or at all. Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in an aggregate offering amount of up to $869 million, as needed as part of our ongoing financing strategy and subject to market conditions. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and revolving line of credit.  Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Risk Related to Conflicts of Interest

As a result of Dale Francescon’s and Robert Francescon’s relationship with the Company, conflicts of interest may arise with respect to any transactions involving or with Dale Francescon, Robert Francescon, or their affiliates, and their interests may not be aligned with yours.

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, are brothers, and collectively beneficially own 3,938,938 shares of our common stock, which represents 13.1% of our common stock outstanding as of December 31, 2018.  For so long as Dale and Robert Francescon control such a significant percentage of our common stock, they will have significant influence over the power to:

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

Risks Related to Our Organization and Structure

We depend on key personnel, the loss of which could have a material adverse effect on our business.

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, each of whom would be difficult to replace. Although we have entered into employment agreements with Dale Francescon and Robert Francescon, there is no guarantee that these executives will remain employed with us. If any of our key personnel were to cease employment with us, our operating results could suffer. Further, the process of attracting and retaining suitable replacements for key personnel whose services we may lose would result in transition costs and would divert the attention of other members of our senior management from our existing operations. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

Termination of the employment agreements with the members of our management team could be costly and prevent a change in control of the Company.

The employment agreements we have entered into with Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, and Dave Messenger, our Chief Financial Officer, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. In addition, under certain circumstances, the termination of employment of one of our Co-Chief Executive Officers could result in the termination of employment of our other Co-Chief Executive Officer which would result in a requirement for us to pay severance compensation to both former executives. Furthermore, these provisions could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.

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

•

provide that the stockholders may amend, modify or repeal our bylaws, or adopt new or additional provisions of our bylaws, only with the affirmative vote of 662/3% of the voting power of our capital stock entitled to vote generally; and

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. There is no assurance that material weaknesses or significant deficiencies will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. We refer you to footnote 1 for a description of certain changes in accounting rules and interpretations that may affect our future results of operations. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.

In our homebuilding activities, we are exposed to potentially significant litigation, including breach of contract, contractual disputes and disputes relating to defective title, property misdescription or construction defects, including use of defective materials. Although we have established warranty, claim and litigation reserves that we believe are adequate, due to the uncertainty inherent in litigation, legal proceedings may result in the award of substantial damages against us that exceed our reserves. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend and settle, and if we were to lose any certified class action suit, it could result in substantial liability for us. In addition, we are subject to potential lawsuits, arbitration proceedings and other claims in connection with our business.

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

We have adopted a code of business conduct and ethics for our directors, officers and employees. Our adoption of this code and other standards of conduct is not a representation or warranty that all persons subject to this code or standards are or will be in complete compliance. The failure of a director, officer or employee to comply with the applicable code or standards of conduct may result in termination of the relationship and/or adverse publicity, which could materially and adversely affect us.

Any joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial conditions and disputes between us and our co-venturers.

Prior to acquiring Wade Jurney Homes, we first acquired a 50% ownership interest and held this investment as a joint venture. Although it is currently not a focus in our business strategy, we may in the future continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we may not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

In addition, our common stock has experienced price and volume volatility over the past year. During 2018, the sale price of our common stock ranged from $16.35 to $36.00 per share and the trading volume ranged from 82,500 to 1.2 million shares. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

•

factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;

•	the operating and securities price performance of companies that investors consider comparable to us;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors;
•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets;
•	additions or departures of key personnel;
•	operating results that vary from the expectations of securities analysts and investors;
•	sales of our equity securities by stockholders or managements or sales of additional equity securities by us;
•	changes in our stock repurchase or dividend policies;
•	actions by stockholders; and
•	passage of legislation or other regulatory developments that adversely affect us or the homebuilding industry.

If an active market is not maintained, or if our common stock continues to experience price and volume volatility, the market price of our common stock may decline.

Stockholders of a public company sometimes bring securities class action suits against the company following periods of instability in the market price of that company’s securities.  If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations, which could harm our results of operations and require us to incur significant expenses to defend the suit.  Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future.  In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our results of operations and financial condition.

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

Future offerings of debt securities, which would rank senior to our common stock upon a bankruptcy liquidation, and future offerings of equity securities, including those that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

To raise capital resources, we have offered and sold debt and equity securities, including securities that rank senior to our common stock and may continue to do so in the future. Upon a bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions at the time and other factors, some of which may be beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in the Company.

We cannot guarantee that our stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and diminish our cash reserves.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock.  As of December 31, 2018, the number of shares that remained available for repurchase pursuant to our stock repurchase program is 3,895,939 shares. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, and general market and economic conditions. We intend to finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our stock. The stock repurchase program could increase volatility in and affect the price of our common stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves and could increase our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Our actual operating results may differ significantly from our guidance, which could cause the market price of our common stock to decline.

From time to time, we release guidance regarding our future performance, such as our anticipated annual revenue and home deliveries, that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither any independent registered public accounting firm nor any other independent expert or outside party compiles, examines or reviews the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of these ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results, particularly any guidance relating to the results of operations of acquired businesses or companies as our management will, necessarily, be less familiar with their business, procedures and operations. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance could disappoint investors and analysts, and cause the market price of our common stock to decline.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” (which we refer to as “USRPHC”) for United States federal income tax purposes. As a USRPHC, our stock may be treated as a United States real property interest (which we refer to as “USRPI”), gains from the sale of which by non-U.S. holders would be subject to U.S. income tax and reporting obligations pursuant to the Foreign Investment in Real Property Tax Act (which we refer to as “FIRPTA”). Our common stock will not be treated as a USRPI if it is regularly traded on an established securities market, except in the case of a non-U.S. holder that actually or constructively holds more than five percent of such class of stock at any time during the shorter of the five-year period preceding the date of disposition or the holder’s holding period for such stock. We anticipate that our common stock will continue to be regularly traded on the New York Stock Exchange. However, no assurance can be given that our common stock will remain regularly traded in the future. If our stock is treated as a USRPI, a non-U.S. holder would be subject to regular United States federal income tax with respect to any gain on such stock in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, the purchaser of the stock would be required to withhold and remit to the I.R.S. 10% of the purchase price unless an exception applies. A non-U.S. holder also would be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax.

Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not declared or paid dividends on our common stock and we do not intend to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock in the near term, and capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

We lease our corporate headquarters located at 8390 East Crescent Parkway,  Greenwood Village, Colorado. We also lease offices in other markets where we conduct business, but none of these properties are material to the operation of our business. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. We discuss these properties in the discussion of our homebuilding operations elsewhere in this Form 10-K.

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

Holders

As of February 6, 2019, there were approximately 54 stockholders of record of our common stock.

Dividends

During the years ended December 31, 2018 and 2017, we did not declare or pay any dividends. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the Dow Jones US Home Construction Index, and peer group companies for the periods from June 18, 2014, the date our common stock commenced trading on the New York Stock Exchange, to December 31, 2018.

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

Comparison of Cumulative Total Return from June 18, 2014 (the Date our Common Stock Commenced Trading on the New York Stock Exchange) to December 31, 2018

Issuer Purchases of Equity Securities

The following table summarizes the number of shares of our common stock that were purchased by the Company during each of the three fiscal months in our fourth quarter ended December 31, 2018.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October
Purchased 10/1 through 10/31	—	$—	N/A	N/A
November
Purchased 11/1 through 11/30	—	—	—	4,500,000
December
Purchased 12/1 through 12/31	604,061	18.11	604,061	3,895,939
Total	604,061	$18.11

(1)

On November 6, 2018, the Company's Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. The Company repurchased 604,061 shares during the period indicated above under this program and 3,895,939 shares remained available to repurchase under this program as of December 31, 2018.

ITEM 6.SELECTED FINANCIAL DATA.

The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, which are included in “Item 8. Consolidated Financial Statements.”

(in thousands, except per share amounts)	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations:
Total revenues	$2,147,413	$1,423,799	$994,440	$734,489	$362,392
Income before income tax expense	$128,530	$84,164	$73,149	$60,305	$30,959
Net income	$96,455	$50,295	$49,540	$39,890	$20,022
Basic earnings per share	$3.20	2.06	2.34	1.88	1.03
Diluted earnings per share	$3.17	2.03	2.33	1.88	1.03
Balance Sheet Data (end of period):
Cash and cash equivalents	$32,902	$88,832	$29,450	$29,287	$33,462
Inventories	$1,848,243	$1,390,354	$857,885	$810,137	$556,323
Total assets	$2,254,255	$1,735,022	$1,007,528	$917,741	$670,616
Total debt	$1,091,832	$824,602	$454,008	$390,243	$224,247
Total liabilities	$1,394,896	$999,789	$533,892	$508,262	$305,411
Total stockholders' equity	$859,359	$735,233	$473,636	$409,479	$365,205
Other Operating Information (dollars in thousands):
Number of homes delivered	6,099	3,640	2,825	2,401	1,046
Average sales price of homes delivered	$346.0	$386.1	$346.5	$302.1	$336.4
Backlog at end of period, number of homes	2,181	1,320	749	714	772
Backlog at end of period, aggregate sales value	$669,526	$572,888	$302,823	$271,138	$246,327
Average sales price of homes in backlog	$306.9	$434.0	$404.3	$379.7	$319.1
Net new home contracts	5,657	3,814	2,860	2,356	1042
Selling communities at period end	122	119	89	88	75

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends. Some of the numbers included herein have been rounded for the convenience of presentation.

Business Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and over the internet, and provides no option or upgrade selections.  Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

We build and sell an extensive range of home types across a variety of price points.

Results of Operations – Years Ended December 31, 2018 and 2017

During the year ended December 31, 2018, we experienced a changing homebuilding environment whereby the first half of the year was much stronger than the second half.  Our markets were generally characterized by low unemployment, rising median household incomes, availability of affordable financing, and a low but increasing supply of inventory.  These factors were moderated by an increase in average sales prices and interest rates across the country, which outpaced the increase in median incomes, negatively impacting affordability.  These factors, along with our acquisition of WHJ LLC (which we refer to as “WJH”) and continued investment in our operating segments resulted in increases in net new home contracts and home deliveries for the year ended December 31, 2018 of 48.3% and 67.6%, respectively, as compared to the year ended December 31, 2017.  The increases in net new home contracts and home deliveries, along with our continued focus on cost control and investing in our infrastructure prudently as we expand, resulted in total revenue and income before tax of $2.1 billion and $128.5 million, respectively for the year ended December 31, 2018, which represented a 50.1% and 52.7% increase, respectively, over the year ended December 31, 2017.

On June 14 2018, we acquired the remaining 50% ownership interest in WJH, LLC for $37.5 million. Wade Jurney Homes specializes in providing single family homes for first time buyers. On the acquisition date, WJH had operations in Alabama, Florida, Georgia, North Carolina and South Carolina.   The results of WJH are included in our financial statements from June 14, through December 31, 2018 and consisted of $210.1 million in revenue related to 1,377 home deliveries.

Subject to deteriorating market conditions, we believe our operations are well positioned for future growth as a result of the markets in which we operate, our product offerings which span the home buying segment, as well as current and future inventories of attractive land positions.  As we have grown, we have continued to focus on maintaining prudent leverage, and, as a result, we believe we are well positioned to execute on our growth strategy in order to optimize our stockholder returns.

We anticipate the homebuilding markets in each of our operating segments to continue to be tied to both the local economy and the macro-economic environment.  Accordingly, our net sales, home deliveries, and average sales price in future years could be negatively affected by economic conditions such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories.  Additionally, our results could be impacted by a decrease in home affordability as a result of price appreciation or increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

Our strategy is focused on increasing the returns on our inventory while generating strong profitability. In general, we are focused on the following initiatives:

•	Maintaining a strong balance sheet and prudent use of leverage as we grow;
•

Offering products that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers based on each local market in which we operate, given the significant increases in average home sales prices across our markets we are focused on offering affordable housing options in each of our homebuyer segments

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

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017.

(in thousands, except per share amounts)	Year ended December 31,
	2018	2017	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$2,110,058	$1,405,443	$704,615	50.1%
Land sales revenues	5,631	8,503	(2,872)	(33.8)%
	2,115,689	1,413,946	701,743	49.6%
Financial services revenue	31,724	9,853	21,871	222.0%
Total revenues	2,147,413	1,423,799	723,614	50.8%
Homebuilding cost of revenues
Cost of home sales revenues	(1,741,619)	(1,153,359)	(588,260)	51.0%
Cost of land sales and other revenues	(3,832)	(6,516)	2,684	(41.2)%
	(1,745,451)	(1,159,875)	(585,576)	50.5%
Financial services costs	(22,958)	(8,664)	(14,294)	165.0%
Selling, general, and administrative	(263,981)	(176,304)	(87,677)	49.7%
Acquisition expense	(437)	(9,905)	9,468	(95.6)%
Equity in income of unconsolidated subsidiaries	14,849	12,176	2,673	22.0%
Other income (expense)	(905)	2,937	(3,842)	(130.8)%
Income before income tax expense	128,530	84,164	44,366	52.7%
Income tax expense	(32,075)	(33,869)	1,794	(5.3)%
Net income	$96,455	$50,295	$46,160	91.8%
Earnings per share:
Basic	$3.20	$2.06	$1.14	55.3%
Diluted	$3.17	$2.03	$1.14	56.2%
Adjusted diluted earnings per share(1)	$3.94	$2.87	$1.07	37.2%
Other Operating Information (dollars in thousands):
Number of homes delivered	6,099	3,640	2,459	67.6%
Average sales price of homes delivered	$346.0	$386.1	$(40.1)	(10.4)%
Homebuilding gross margin percentage	17.5%	17.9%	(0.4)	(2.2)%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.6%	21.4%	0.2	0.9%
Backlog at end of period, number of homes	2,181	1,320	861	65.2%
Backlog at end of period, aggregate sales value	$669,526	$572,888	$96,638	16.9%
Average sales price of homes in backlog	$306.9	$434.0	$(127.1)	(29.3)%
Net new home contracts	5,657	3,814	1,843	48.3%
Selling communities at period end	122	119	3	2.5%
Average selling communities	120	101	19	18.8%
Total owned and controlled lot inventory	37,919	30,784	7,135	23.2%
Adjusted EBITDA(1)	$227,865	$150,477	$77,388	51.4%
Adjusted income before income tax expense(1)	$159,860	$109,694	$50,166	45.7%
Adjusted net income(1)	$119,895	$71,082	$48,813	68.7%
Net homebuilding debt to net capital(1)	52.0%	46.9%	5.1	10.8%
(1)

This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP.  See the reconciliations to the most comparable GAAP measure and other information under “ - Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Results of Operations by Segment

(in thousands)	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
West	806	398	$569.5	$529.4	$459,038	$210,696	$38,380	$14,640
Mountain	1,625	1,465	$429.3	$418.0	697,609	612,392	89,048	75,704
Texas	688	413	$309.4	$389.6	212,838	160,891	13,682	10,952
Southeast	1,603	1,364	$331.0	$309.0	530,522	421,464	33,267	29,662
Wade Jurney Homes	1,377	—	$152.5	$—	210,051	—	(754)	—
Financial Services	—	—	$—	$—	—	—	8,766	1,225
Corporate	—	—	$—	$—	—	—	(53,859)	(48,019)
Total	6,099	3,640	$346.0	$386.1	$2,110,058	$1,405,443	$128,530	$84,164

West

In our West segment, for the year ended December 31, 2018, our income before income tax increased by $23.7 million to $38.4 million. Our income before income tax is inclusive of $14.3 million and $14.7 million of purchase accounting adjustments for the year ended December 31, 2018 and 2017, respectively. We acquired the entirety of our operations in the West operating segment in conjunction with our acquisitions of UCP, Inc. and Sundquist Homes in August and October of 2017, respectively. During the year ended December 31, 2018, we delivered 806 homes with an average sales price of $569.5 thousand and generated $459.0 million in home sales revenue in the West.

Mountain

In our Mountain segment, for the year ended December 31, 2018, our income before income tax increased by $13.3 million to $89.0 million, as compared to $75.7 million for the same period in 2017.  This increase is related to an increase in the number of homes delivered of 11% and an increase in the average selling price of those homes of 3% as compared to 2017.

Texas

In our Texas segment, for the year ended December 31, 2018, our income before income tax increased by $2.7 million to $13.7 million as compared $11.0 million for the same period in 2017.  This increase is primarily related to an increase in the number of homes delivered in 2018, of 67%, which was partially offset by a decrease in the average sales price as we shifted our focus towards first time homebuyers.

Southeast

In our Southeast segment, for the year ended December 31, 2018, our income before income tax increased by $3.6 million to $33.3 million as compared to $29.7 million for the same period in 2017. Our income before income tax is inclusive of $2.2 million and $0.8 million of purchase accounting adjustments for the year ended December 31, 2018 and 2017, respectively This increase is primarily related to an increase in the number of homes delivered of 17% as well as an increase in the average selling price of those homes in 2018.

Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million. Since completing this acquisition, we delivered 1,377 new homes with an average price of $152.5 thousand and generated $210.1 million in home sales revenues in our WJH segment, our income before income tax of $(0.8) million is inclusive of $21.6 million of purchase accounting adjustment.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  The increase in our income before income tax of $7.5 million is a result of an increase in the number of mortgages originated of 295.6% as compared to

2017. During the year ended December 31, 2018, we originated and closed 2,176 loans with a total principal amount of $682.8 million, as compared to 550 loans for a total principal of $172.2 million during 2017. The results of Parkway Title, LLC and IHL Home Insurance Agency, LLC for the years ended December 31, 2018 and 2017 were not material to our Financial Services segment.

Corporate

During the year ended December 31, 2018, our Corporate segment generated losses of $53.9 million, as compared to losses of $48 million for the same period in 2017.  The increase in expenses during the year ended December 31, 2018 was primarily attributed to the following: (1)  an increase of $13.8 million in compensation related expenses, including non-cash expenses for share based payments and an increase in the  number of employees by growth and our acquisition of WJH, (2) an increase of $2.0 million in information technology related expenses, and (3) an increase of $1.7 million in depreciation expense. These increases were partially offset by a decrease of $9.5 million in acquisition expense and an additional $2.7 million of equity in income of unconsolidated subsidiaries.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the year ended December 31, 2018 to 17.5%, as compared to 17.9% for the year ended December 31, 2017.  The decrease is primarily driven by purchase accounting for acquired work in process inventory.

In the following table, we calculate our homebuilding gross margin adjusted to exclude interest in cost of home sales and purchase price accounting for acquired work in process inventory.  See “Critical Accounting Policies” below and Footnote 3 (Business Combinations) of our Consolidated Financial Statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

(dollars in thousands)

	Year ended December 31,
	2018	%	2017	%

Home sales revenues	$2,110,058	100.0%	$1,405,443	100.0%
Cost of home sales revenues	(1,741,619)	(82.5)%	(1,153,359)	(82.1)%
Gross margin from home sales	368,439	17.5%	252,084	17.9%
Add: Interest in cost of home sales revenues	48,692	2.3%	32,898	2.3%
Adjusted homebuilding gross margin excluding interest (1)	417,131	19.8%	284,982	20.3%
Add: Purchase price accounting for acquired work in process inventory	38,112	1.8%	15,625	1.1%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	$455,243	21.6%	$300,607	21.4%

(1)  This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “ - Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Excluding interest in cost of home sales and purchase price accounting, our adjusted homebuilding gross margin percentage was 21.6% for the year ended December 31, 2018, as compared to 21.4% for the year ended December 31, 2017.  We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Year ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Selling, general and administrative	$(263,981)	$(176,304)	$(87,677)	49.7%
As a percentage of homes sales revenue	(12.5)%	(12.5)%

Our selling, general and administrative costs increased $87.7 million for the year ended December 31, 2018 as compared to 2017.  The increase was primarily attributable to the following:  (1) an increase of $23.2 million in commission expense resulting from a 50.1% increase in home sales revenues, (2) an increase of $40.4 million in compensation related expenses, including incentive compensation as a result of higher head count to support our growth, (3) an increase of $4.8 million in advertising expenses, (4) an increase of $2.1 million in information technology expenses, (5) an increase of $5.4 million in depreciation and amortization, (6) an increase of $2.0 million in taxes and licenses, and (7) a net increase of $9.7 million related to individually insignificant changes in other expenses, including rent, insurance, legal, travel and entertainment, consulting fees, and office related expenses.

Other Income (Expense)

For the year ended December 31, 2018, other income (expense) decreased to $(0.9) million from $2.9 million for the same period in 2017.  The decrease was related to decreases in interest income and forfeited deposits, in addition to an increase in losses on disposition of assets.

Income Tax Expense

Our income tax expense for the year ended December 31, 2018 was $32.1 million, as compared to $33.9 million for the year ended December 31, 2017.  Our income tax expense for the year ended December 31, 2018 results in an effective tax rate of 25.0%, as compared to an effective tax rate of 40.2% for the year ended December 31, 2017.  Our effective tax rate for 2018 and 2017 is driven by our blended federal and state statutory rate of 24.8% and 37.8%, respectively.

Segment Assets

(dollars in thousands)

	December 31,	December 31,	Increase (Decrease)
	2018	2017	Amount	Change
West	$502,381	$394,215	$108,166	27.4%
Mountain	621,757	571,880	49,877	8.7%
Texas	209,550	192,078	17,472	9.1%
Southeast	448,681	401,618	47,063	11.7%
Wade Jurney Homes	204,925	—	204,925	NM
Financial Services	146,710	63,137	83,573	132.4%
Corporate	120,251	112,094	8,157	7.3%
Total assets	$2,254,255	$1,735,022	$519,233	29.9%

Lots owned and	December 31, 2018			December 31, 2017			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,457	1,790	5,247	3,742	3,179	6,921	(7.6)%	(43.7)%	(24.2)%
Mountain	5,335	5,641	10,976	4,666	4,856	9,522	14.3%	16.2%	15.3%
Texas	3,943	2,616	6,559	2,517	3,489	6,006	56.7%	(25.0)%	9.2%
Southeast	4,828	2,808	7,636	4,827	3,508	8,335	0.0%	(20.0)%	(8.4)%
Wade Jurney Homes	3,447	4,054	7,501	—	—	—	NM	NM	NM
Total	21,010	16,909	37,919	15,752	15,032	30,784	33.4%	12.5%	23.2%

Of our total lots owned and controlled as of December 31, 2018, 55.4% were owned and 44.6% were controlled, as compared to 51.2% owned and 48.8% controlled as of December 31, 2017.

Total assets increased by $519.2 million, or 29.9%, to $2.3 billion at December 31, 2018, as compared to $1.7 billion at December 31, 2017. The increase is related to the increase in assets from our acquisition of WJH, as well as the increased investments in all of our operating segments.

Other Homebuilding Operating Data

	Year ended
Net new home contracts	December 31,		Increase
	2018	2017	Amount	% Change
West	754	296	458	154.7%
Mountain	1,571	1,591	(20)	(1.3)%
Texas	654	477	177	37.1%
Southeast	1,693	1,450	243	16.8%
Wade Jurney Homes	985	—	985	NM
Total	5,657	3,814	1,843	48.3%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2018 increased by 1,843 homes, or 48.3%, to 5,657, as compared to 3,814 for the year ended December 31, 2017.  The increase in our net new home contracts was driven by our acquisition of WJH.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the years ended December 31, 2018 and 2017 by segment are included in the table below:

	Year ended December 31,		Increase
	2018	2017	Amount	% Change
West	3.7	3.7	—	—%
Mountain	3.4	4.0	(0.6)	(15.0)%
Texas	2.6	1.7	0.9	52.9%
Southeast	3.1	3.4	(0.3)	(8.8)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	3.2	3.2	—	—%

Our absorption rate remained consistent at 3.2 per month during the years ended December 31, 2018 and 2017.

Selling communities at period end	As of December 31,		Increase/(Decrease)
	2018	2017	Amount	% Change

West	17	19	(2)	(10.5)%
Mountain	38	33	5	15.2%
Texas	21	27	(6)	(22.2)%
Southeast	46	40	6	15.0%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	122	119	3	2.5%

Our selling communities increased by 3 communities to 122 communities at December 31, 2018, as compared to 119 communities at December 31, 2017.  Since Wade Jurney Homes does not sell from traditional model homes, we do not calculate selling communities for this segment.

	As of December 31,
Backlog	2018			2017			% Change
(dollars in thousands)
	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	218	$120,042	$550.7	270	$164,071	$607.7	(19.3)%	(26.8)%	(9.4)%
Mountain	401	183,938	458.3	455	200,887	441.2	(11.9)%	(8.4)%	3.9%
Texas	181	68,265	377.2	215	82,886	385.5	(15.8)%	(17.6)%	(2.2)%
Southeast	470	156,491	333.0	380	125,044	329.1	23.7%	25.1%	1.2%
Wade Jurney Homes	911	140,790	154.5	—	—	—	NM	NM	NM
Total / Weighted Average	2,181	$669,526	$306.9	1,320	$572,888	$434.0	65.2%	16.9%	(29.3)%

Backlog reflects the number of homes, net of cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At December 31, 2018, we had 2,181 homes in backlog with a total value of $669.5 million, which represents an increase of 65.2% and 16.9%, respectively, as compared to 1,320 homes in backlog with a total value of $572.9 million at December 31, 2017.  The increase in backlog and backlog value is primarily attributable to our acquisition of WJH.  The decrease in average sales price of homes in backlog is also driven by the acquisition of WJH, which targets first time home buyers.

Supplemental Pro Forma Information

As we completed significant acquisitions in 2017 and 2018 that are not included in our results of operations for the years ended December 31, 2018, 2017 and 2016, and to aid readers with year over year comparability for the entire business, we are including limited supplemental pro forma information below for those periods. The supplemental pro forma information below for the years ended December 31, 2018, 2017, and 2016 give effect to the results of the acquisitions of WJH, UCP and Sundquist Homes. The effect of the WJH acquisition is reflected as though the acquisition date was as of January 1, 2017.  The effect of the UCP and Sundquist Homes acquisitions is reflected as though the acquisition date was as of January 1, 2016. The pro forma information is for informational purposes only and supplements our Condensed Consolidated Financial Statements prepared in accordance with US GAAP. We believe that the pro forma information is useful as it provides additional information given the significant impact of these acquisitions, and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. The pro forma information below does not purport to reflect the results of operations that would have occurred had the acquisition of WJH occurred on January 1, 2017 and the acquisitions of UCP and Sundquist Homes occurred on January 1, 2016, nor does the pro forma information purport to represent the results of operations of the Company for any future dates or periods.

(in thousands, except net new home contract and delivery information):

	Year ended December 31,
	2018	2017	2016
Pro forma home sales revenues	$2,260,449	$1,971,725	$1,382,358
Pro forma net new home contracts	7,071	6,739	3,793
Pro forma deliveries	7,092	5,985	3,645
Pro forma average sales price	$318.7	$329.5	$379.2

Results of Operations – Years Ended December 31, 2017 and 2016

During the year ended December 31, 2017, we experienced moderate improvement in the homebuilding market throughout our operating segments.  The homebuilding market during 2017 enjoyed a stable macro-economic environment, which included stable employment growth as well as growth in median household incomes.  These factors along with low levels of existing housing inventory resulted in an environment in which we were able to achieve increases in net new home contracts, home deliveries, and average sales price for the year ended December 31, 2017 of 33.4%, 28.8%, and 11.4%, respectively, as compared to the year ended December 31, 2016.  The increases in net new home contracts, home deliveries and average sales price, along with our focus on cost control and investing in our infrastructure prudently as we expanded, resulted in total revenue and income before tax of $1.4 billion and $84.2 million, respectively for the year ended December 31, 2017, which represented a 43.2% and 15.1% increase, respectively, over the year ended December 31, 2016.

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

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$1,405,443	$978,733	$426,710	43.6%
Land sales revenues	8,503	15,707	(7,204)	(45.9)%
	1,413,946	994,440	419,506	42.2%
Financial services revenue	9,853	—	9,853	—
Total revenues	1,423,799	994,440	429,359	43.2%
Homebuilding cost of revenues
Cost of home sales revenues	(1,153,359)	(786,127)	(367,232)	46.7%
Cost of land sales and other revenues	(6,516)	(14,217)	7,701	(54.2)%
	(1,159,875)	(800,344)	(359,531)	44.9%
Financial services costs	(8,664)	—	(8,664)
Selling, general, and administrative	(176,304)	(122,224)	(54,080)	44.2%
Acquisition expense	(9,905)	(490)	(9,415)	1,921.4%
Equity in income of unconsolidated subsidiaries	12,176	191	11,985	6,274.9%
Other income (expense)	2,937	1,576	1,361	86.4%
Income before income tax expense	84,164	73,149	11,015	15.1%
Income tax expense	(33,869)	(23,609)	(10,260)	43.5%
Net income	$50,295	$49,540	$755	1.5%
Earnings per share:
Basic	$2.06	$2.34	$(0.28)	(12.0)%
Diluted	$2.03	$2.33	$(0.30)	(12.9)%
Adjusted diluted earnings per share(1)	$2.87	$2.36	$0.51	21.6%
Other Operating Information (dollars in thousands):
Number of homes delivered	3,640	2,825	815.0	28.8%
Average sales price of homes delivered	$386.1	$346.5	$39.6	11.4%
Homebuilding gross margin percentage	17.9%	19.7%	(1.8)%	(9.1)%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	21.4%	21.7%	(0.3)%	(1.4)%
Backlog at end of period, number of homes	1,320	749	571	76.2%
Backlog at end of period, aggregate sales value	$572,888	$302,823	$270,065	89.2%
Average sales price of homes in backlog	$434.0	$404.3	$29.7	7.3%
Net new home contracts	3,814	2,860	954	33.4%
Selling communities at period end	119	89	30	33.7%
Average selling communities	101	89	12	13.5%
Total owned and controlled lot inventory	30,784	18,296	12,488	68.3%
Adjusted EBITDA(1)	$150,477	$100,343	$50,134	50.0%
Adjusted income before income tax expense(1)	$109,694	$74,028	$35,666	48.2%
Adjusted net income(1)	$71,082	$50,135	$20,947	41.8%
Net homebuilding debt to net capital(1)	46.9%	46.0%	2.9%	2.0%

(1)  This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP.  See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

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

(1)  This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.   See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.”  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606. ASC 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASC 606 as of January 1, 2018 using the modified retrospective approach to contracts which were not completed as of January 1, 2018.

While the adoption of ASC 606 did not result in a material impact to our consolidated financial statements, it did impact the following:

•	Certain immaterial costs incurred related to our model homes, which were previously capitalized to inventory, are now expensed as incurred.
•

Forfeited customer earnest money deposits, which were previously presented in other income within our Consolidated Statements of Operations, are presented as other revenue. During the year ended December 31, 2018, we recognized $1.5 million of forfeited deposits.

•

Land sales to third parties which do not meet the definition of a customer in ASC 606 are classified as other income in our Consolidated Statements of Operations.  During the year ended December 31, 2018, we recorded $7.7 million from the disposition of land to third parties which were not considered customers.  The related cost of the land dispositions during the period totaled $7.8 million.

•

Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.  We deferred $2.3 million in revenue and $1.7 million in costs related to unsatisfied performance obligations on homes that we delivered during the year ended December 31, 2018.

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

Home Sales Revenues - Under ASC 606, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as “Cash held in escrow” on our Consolidated Balance Sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days.  When it is determined that the earnings process is not complete and we have remaining obligations, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied.  Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes.  These deposits are classified as earnest money deposits and are included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.  Earnest money deposits totaled $14.0 million and $14.1 million at December 31, 2018 and December 31, 2017, respectively.

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

For the years ended December 31, 2018, 2017, and 2016, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2018	6	122
Year ended December 31, 2017	12	119
Year ended December 31, 2016	4	89

For the years ended December 31, 2018 and 2017, we recorded impairment charges on one and five communities, respectively, totaling $0.8 million and $0.8 million, respectively.  The impairment charges are in “Cost of home sales revenues” in our Consolidated Statement of Operations.  For the year ended December 31, 2016, no inventory impairments were recorded.

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

Stock-Based Compensation

We estimate the grant date fair value of stock-based compensation awards and recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value the fair value our restricted stock awards and restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal year ended December 31, 2018 have a three-year performance-based metric measured over a performance period from January 1, 2018 to December 31, 2020. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities.  Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, we measure the amount of tax benefit from the position and record the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority.  Our policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on our Consolidated Statements of Operations.

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2018 were our land purchases, land development, home construction, acquisition of the remaining 50% ownership interest in WJH, including the extinguishment of assumed debt, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

Revolving Credit Facility

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto.  On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amended and restated the Credit Agreement.  The Amended and Restated Credit Agreement provides us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date and are entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million.  If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Amended and Restated Credit Agreement, subject to the approval of the Administrative Agent. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender.  As of December 31, 2018, we had $202.5 million outstanding under the credit facility, leaving $387.5 million in availability, and were in compliance with all covenants.

At the Market Offerings

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market”

offerings. This Distribution Agreement superseded and replaced a prior similar Distribution Agreement, which had $72.7 million available for sale as of December 31, 2018. During the year ended December 31, 2018, we sold and issued an aggregate of 1.1 million shares of our common stock under this and the prior Distribution Agreement, which provided us net proceeds of $31.7 million, and, in connection with such sales, paid total commissions and fees to the sales agents of $0.7 million.  The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Mortgage Repurchase Facility and Mortgage Warehouse Line of Credit – Financial Services

On May 4, 2018 and September 14, 2018 Inspire entered into mortgage warehouse facilities, with Comerica Bank, and J.P. Morgan, respectively.  The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provides Inspire with uncommitted repurchase facilities of up to $140 million, secured by the mortgage loans financed thereunder.  On December 20, 2018, we temporarily increased our facility with J.P. Morgan through February 28, 2019 by $20 million, thus bringing our total capacity under the Repurchase Facilities to $160 million as of December 31, 2018. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2018, we had $104.6 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of December 31, 2018 and December 31, 2017, we had $289.8 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.  Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

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

We intend to finance any stock repurchases through available cash and our revolving credit facility. Repurchases also may be made under a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when we otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The stock repurchase program has no expiration date and may be extended, suspended or discontinued by our Board of Directors at any time without notice at our discretion. All shares of common stock repurchased under the program will be cancelled and returned to the status of authorized but unissued shares of common stock.

During the year ended December 31, 2018, an aggregate of 604,061 shares were repurchased for a total purchase price of approximately $11.0 million or an average of $18.11 per share.

Cash Flows—Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

For the year ended December 31, 2018 and December 31, 2017, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $195.6 million during the year ended December 31, 2018 from net cash used of $111.3 million during the same period in 2017. The increase in cash used in operations was a result of net outflows associated with inventories of $285.0 million during the year ended December 31, 2018, compared to a net outflow of $83.4 million during the same period in 2017. The outflow in 2018 was driven by our investment in inventories through the purchase of 9,262 lots during the year ended December 31, 2018, as well as 4,579 homes under construction as of December 31, 2018.  Additionally, during the year ended December 31, 2018 we had net cash used in working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale of $33.8 million, as compared to cash used of $92.4 million for the same period in 2017.  These outflows were offset by cash inflows associated with 6,099 home deliveries during the year ended December 31, 2018.

•

Net cash used in investing activities was $43.5 million during the year ended December 31, 2018, compared to $134.4 million used during the same period in 2017. The decrease relates to our acquisition of UCP and Sundquist Homes in 2017, which resulted in cash outflows, net of cash acquired, totaling $130.0 million.  During the year ended December 31, 2018 we had cash outflows of $28.0 million, net of cash acquired, for investing activities related to our acquisition of WJH.

•

Net cash provided by financing activities was $181.8 million during the year ended December 31, 2018, compared to $308.5 million during the same period in 2017. The decrease in cash provided by financing activities is primarily attributed to a $67.1 million decrease in net proceeds from the sale of common stock, a $527.5 million decrease from issuance of senior notes, and an $11.0 million decrease from repurchased of common stock under our stock repurchase program, partially offset by a decrease in repayment of debt assumed in connection with business combinations of $57.7 million, an increase in proceeds received from the issuance of insurance premium notes of $9.5 million, and an increase in net borrowings on our revolving credit facility totaling $397.5 million.

As of December 31, 2018, our cash and cash equivalents was $32.9 million.

Cash Flows—Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

For the years ended December 31, 2017 and December 31, 2016, the comparison of cash flows is as follows:

•

Net cash used in operating activities increased to $111.3 million during the year ended December 31, 2017 from net cash used of $44.7 million during the same period in 2016. The increase in cash used in operations was primarily a result of  an increase in net cash used in working capital items including cash held in escrow, accounts receivable, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities, and mortgage loans held for sale of $89.0 million for the year ended December 31, 2017, as compared to cash used of $15.5 million for the same period in 2016.  We had a net outflow associated with inventories of $83.4 million during the year ended December 31, 2017, compared to a net outflow of $91.9 million during the same period in 2016. The outflow in 2017 was driven by our investment in inventories through the purchase of 6,530 lots during the year ended December 31, 2017, as well as 2,228 homes under construction as of December 31, 2017.  These outflows were offset by cash inflows associated with 3,640 home deliveries during the year ended December 31, 2017.

•

Net cash used in investing activities was $134.4 million during the year ended December 31, 2017, compared to $23.2 million used during the same period in 2016. The increase relates to our acquisition of UCP and Sundquist Homes, which resulted in cash outflows, net of cash acquired, totaling $130.0 million, an increase in purchases of property and equipment, partially offset the sale of our South Carolina operations which generated cash proceeds of $17.1 million, and a decrease in contributions to our unconsolidated joint venture during the year ended December 31, 2017, as compared to the same period in 2016.

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

As of December 31, 2017, our cash and cash equivalents balance was $88.8 million.

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest (1)	$1,386,792	$178,399	$121,982	$649,203	$437,208
Operating leases (2)	21,766	5,411	9,387	5,262	1,706
Total contractual obligations	$1,408,558	$183,810	$131,369	$654,465	$438,914
(1)

Principal payments in accordance with our credit facility, repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2018.

(2)	Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31,2018, we had $51.0 million of deposits, of which $8.5 million are refundable. We expect to acquire the majority of such land within the next 3 years.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2018, we had outstanding purchase contracts and option contracts for 16,909 lots totaling $400.4 million, and had $42.6 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 60% to 70% of the purchase and option contracts during the year ending December 31, 2018, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2018 and 2017, we had $289.8 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.  We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Non-GAAP Financial Measures

In this Form 10-K, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, net debt to net capital, and adjusted net earnings per diluted common shares. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2018, 2017, and 2016. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year ended December 31,
	2018	2017	2016
Net income	$96,455	$50,295	$49,540
Income tax expense	32,075	33,869	23,609
Interest in cost of home sales revenues	48,692	32,898	19,502
Interest expense (income)	3	(3)	5
Depreciation and amortization expense	12,031	6,973	5,580
EBITDA	189,256	124,032	98,236
Purchase price accounting for acquired work in process inventory	38,112	15,625	389
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	60	915	1,228
Acquisition expense	437	9,905	490
Adjusted EBITDA	$227,865	$150,477	$100,343

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net debt (notes payable and borrowings under our revolving line of credit less cash held in escrow and cash and cash equivalents) by net capital (net debt plus total stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of the our ability to obtain external financing.

	Year Ended December 31,
	2018	2017	2016
Total homebuilding debt	$987,277	$776,283	$454,088
Total stockholders' equity	859,359	735,233	473,636
Total capital	$1,846,636	$1,511,516	$927,724
Debt to capital	53.5%	51.4%	48.9%

Total homebuilding debt	$987,277	$776,283	$454,088
Cash and cash equivalents	(32,902)	(88,832)	(29,450)
Cash held in escrow	(24,344)	(37,723)	(20,044)
Net homebuilding debt	930,031	649,728	404,594
Total stockholders' equity	859,359	735,233	473,636
Net capital	$1,789,390	$1,384,961	$878,230

Net homebuilding debt to net capital	52.0%	46.9%	46.1%

Adjusted Diluted Earnings per Common Share

Adjusted Diluted Earnings per Common Share (which we refer to as “Adjusted EPS”) is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more  comparable assessment of our financial results from period to period. Adjusted Diluted EPS is calculated by excluding the effect of acquisition costs and purchase price accounting for acquired work in process from the calculation of reported EPS.

	Year ended December, 31
	2018	2017	2016
Numerator
Net income	$96,455	$50,295	$49,540
Less: Undistributed earnings allocated to participating securities	(59)	(384)	(1,050)
Net income allocable to common stockholders	$96,396	$49,911	$48,490
Denominator
Weighted average common shares outstanding - basic	30,084,913	24,280,871	20,679,189
Dilutive effect of restricted stock units	306,433	274,638	112,748
Weighted average common shares outstanding - diluted	30,391,346	24,555,509	20,791,937
Earnings per share:
Basic	$3.20	$2.06	$2.34
Diluted	$3.17	$2.03	$2.33

Adjusted Earnings per share
Numerator
Income before income tax expense	$128,530	$84,164	$73,149
Purchase price accounting for acquired work in process inventory	38,112	15,625	389
Acquisition expense	437	9,905	490
Adjusted income before income tax expense	159,860	109,694	74,028
Income tax expense, adjusted(1)	(39,965)	(38,612)	(23,893)
Adjusted net income	119,895	71,082	50,135
Less: Undistributed earnings allocated to participating securities	(74)	(543)	(1,062)
Adjusted net income allocable to common stockholders	$119,821	$70,539	$49,073

Denominator - Diluted	30,391,346	24,555,509	20,791,937

Adjusted diluted earnings per share	$3.94	$2.87	$2.36

(1)

For the year ended December 31, 2018, the tax rate used in adjusted net income was 25%.  This rate is inclusive of our estimated annual rate offset by certain discrete items not associated with acquisitions. For the year ended December 31, 2017, the Company’s GAAP tax rate was utilized.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Credit Agreement Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Amended and Restated Credit Agreement. The Amended and

Restated Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the revolving line of credit.

For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows.

In our Financial Services business, we utilize mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held-for-sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also hedge our interest rate exposure through entering into interest rate swap futures.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of  December 31, 2018, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2018, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. In accordance with the SEC's published guidance, because we acquired WJH LLC during the year ended December 31, 2018, management excluded WJH LLC from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Home sales revenue and the aggregate total assets attributable to WJH LLC was $210.1 million and $204.9 million, respectively, for the year ended December 31, 2018. Based on this assessment, our management concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WJH LLC, which is included in the 2018 consolidated financial statements of the Company and constituted 9% and 10% of total and net assets, respectively, as of December 31, 2018 and 10% and 0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WJH LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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

February 12, 2019

ITEM 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” “Corporate Governance” and “Stock Ownership- Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, (which we refer to as our “2019 Proxy Statement”).

Our Code of Business Conduct and Ethics is available in the “Investors—Corporate Governance—Governance Documents” section of our website located at www.centurycommunities.com.  In addition, printed copies of our Code of Business Conduct and Ethics are available upon written request to Century Communities, Inc., 8390 East Crescent Parkway, Suite 650, Greenwood Village, Colorado 80111, Attention: Corporate Secretary. Any waiver of our Code of Business Conduct and Ethics for our executive officers, directors, or any employees may be made only by the Nominating and Corporate Governance Committee of the Board of Directors and will be promptly disclosed as required by law and NYSE rules. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of our Code of Business Conduct and Ethics by posting such information in the “Investors—Corporate Governance—Governance Documents” section of our website located at www.centurycommunities.com.

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation” and “Director Compensation” in our 2019 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Stock Ownership” and “Equity Compensation Plan Information” in our 2019 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” “Corporate Governance—Director Independence” and “Corporate Governance—Audit Committee”  in our 2019 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information be contained under the captions entitled “Proposal No. 2. Ratification of Appointment of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2. Ratification of Appointment of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures” in our 2019 Proxy Statement.

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

(a)(3)Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1*

Agreement and Plan of Merger, dated as of April 10, 2017, among Century Communities, Inc., Casa Acquisition Corp., and UCP, Inc. (incorporated by reference to Exhibit 2.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2017 (File No. 001-36491)).

3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2017 (File No. 001-36491)).

4.1

Specimen Common Stock Certificate of Century Communities, Inc. (incorporated by reference to Exhibit 4.1 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

4.2

Indenture (including forms of 6.875% Senior Notes Due 2022), dated as of May 5, 2014, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

4.3

Supplemental Indenture, dated as of December 18, 2014, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.3 to Century Communities, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 6, 2015 (File No. 001-36491)).

4.4

Second Supplemental Indenture, dated as of March 13, 2015, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.3 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015 (File No. 001-36491)).

4.5

Third Supplemental Indenture, dated as of April 9, 2015, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.4 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2015 (File No. 001-36491)).

4.6

Fourth Supplemental Indenture, dated as of August 27, 2015, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 27, 2015 (File No. 001-36491)).

4.7

Fifth Supplemental Indenture, dated as of November 8, 2016, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 9, 2016 (File No. 001-36491)).

4.8

Sixth Supplemental Indenture, dated as of January 26, 2017, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.7 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on January 26, 2017 (File No. 001-36491)).

4.9

Seventh Supplemental Indenture, dated as of October 17, 2017, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2017 (File No. 001-36491)).

4.10

Eighth Supplemental Indenture, dated as of June 21, 2018, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2014 Indenture (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (File No. 001-36491)).

4.11

Indenture (including forms of 5.875% Senior Notes Due 2025), dated as of May 12, 2017, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (File No. 001-36491)).

4.12

First Supplemental Indenture, dated as of October 17, 2017, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2017 Indenture (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2017 (File No. 001-36491)).

4.13

Second Supplemental Indenture, dated as of June 21, 2018, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2017 Indenture (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (File No. 001-36491)).

10.1†

Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (File No. 001-36491)).

10.2†

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (File No. 001-36491)).

10.3†	Form of Performance Share Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (filed herewith).

10.4†

Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (File No. 001-36491)).

10.5†

Century Communities, Inc. First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 30, 2014).

10.6†

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No.333-195678) filed with the SEC on May 5, 2014).

10.7†

Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. First Amended & Restated 2013 Long-Term Incentive Plan (incorporated by reference to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No.333-195678) filed with the SEC on May 5, 2014).

10.8†

Amended and Restated Employment Agreement, dated as of October 25, 2018, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. 001-36491)).

10.9†

Amended and Restated Employment Agreement, dated as of October 25, 2018, between Century Communities, Inc. and Robert J. Francescon (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2018 (File No. 001-36491)).

10.10†

Employment Agreement, dated as of November 17, 2017, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 21, 2017 (File No. 001-36491)).

10.11†

Aircraft Time Sharing Agreement, dated as of January 2, 2018, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with SEC on January 2, 2018 (File No. 001-36491)).

10.12†

Aircraft Time Sharing Agreement, dated as of January 2, 2018, between Century Communities, Inc. and Robert J. Francescon (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with SEC on January 2, 2018 (File No. 001-36491)).

10.13†

Aircraft Time Sharing Agreement, dated as of January 2, 2018, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Current Report on Form 8-K filed with SEC on January 2, 2018 (File No. 001-36491)).

10.14†

Form of Director and Officer Indemnification Agreement between Century Communities, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.7 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.15†

Indemnification Agreement, dated as of May 7, 2013, among Century Communities, Inc. and Dale Francescon and Robert Francescon (incorporated by reference to Exhibit 10.8 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.16

Sublease, dated as of April 29, 2011, between Clifton Gunderson LLP and Century Communities, Inc. (incorporated by reference to Exhibit 10.10 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

10.17

Amended and Restated Credit Agreement, dated as of June 5, 2018, among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2018 (File No. 001-36491)).

10.18

Joinder Agreement, dated as of June 28, 2018, among Century Communities, Inc., the Subsidiary Guarantors party thereto, BMO Harris Bank N.A., and Texas Capital Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2018 (File No. 001-36491)).

10.19

Master Repurchase Agreement, dated as of April 10, 2017, by and between Inspire Home Loans Inc. and Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2017 (File No. 001-36491)).

10.20

Distribution Agreement, dated July 3, 2018, among Century Communities, Inc. and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2018 (File No. 001-36491)).

10.21	Side Letter, dated September 14, 2018, to the Master Repurchase Agreement, dated as of September 15, 2017, by and between Inspire Home Loans Inc. and JPMorgan Chase Bank (filed herewith).

10.22	Second Amendment to Master Repurchase Agreement, dated as of September 14, 2018, by and between Inspire Home Loans Inc. and JPMorgan Chase Bank (filed herewith).

10.23	Credit Agreement, dated as of May 4, 2018, by and between Inspire Home Loans Inc. and Comerica Bank (filed herewith).

21.1	Subsidiaries of Century Communities, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)

31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

_____________________

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Century hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

†Management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Communities, Inc.

Date: February 12, 2019	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: February 12, 2019	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 12, 2019

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 12, 2019

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	February 12, 2019

/s/ J. Scott Dixon	Chief Accounting Officer
J. Scott Dixon	(Principal Accounting Officer)	February 12, 2019

/s/ David L. Messenger, attorney in fact James M. Lippman	Director	February 12, 2019

/s/ David L. Messenger, attorney in fact Keith R. Guericke	Director	February 12, 2019

/s/ David L. Messenger, attorney in fact John P. Box	Director	February 12, 2019

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2019 expressed an unqualified opinion thereon.

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

Denver, Colorado

February 12, 2019

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$32,902	$88,832
Cash held in escrow	24,344	37,723
Accounts receivable	13,464	12,999
Inventories	1,848,243	1,390,354
Mortgage loans held for sale	114,074	52,327
Prepaid expenses and other assets	138,717	60,812
Property and equipment, net	33,258	27,911
Investment in unconsolidated subsidiaries	—	28,208
Deferred tax assets, net	13,763	5,555
Amortizable intangible assets, net	5,095	2,938
Goodwill	30,395	27,363
Total assets	$2,254,255	$1,735,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$89,907	$24,831
Accrued expenses and other liabilities	213,157	150,356
Notes payable	784,777	776,283
Revolving line of credit	202,500	—
Mortgage repurchase facilities	104,555	48,319
Total liabilities	1,394,896	999,789
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,154,791 and 29,502,624 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	302	295
Additional paid-in capital	595,037	566,790
Retained earnings	264,020	168,148
Total stockholders' equity	859,359	735,233
Total liabilities and stockholders' equity	$2,254,255	$1,735,022

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenues
Homebuilding revenues
Home sales revenues	$2,110,058	$1,405,443	$978,733
Land sales and other revenues	5,631	8,503	15,707
	2,115,689	1,413,946	994,440
Financial services revenue	31,724	9,853	—
Total revenues	2,147,413	1,423,799	994,440
Homebuilding cost of revenues
Cost of home sales revenues	(1,741,619)	(1,153,359)	(786,127)
Cost of land sales and other revenues	(3,832)	(6,516)	(14,217)
	(1,745,451)	(1,159,875)	(800,344)
Financial services costs	(22,958)	(8,664)	—
Selling, general and administrative	(263,981)	(176,304)	(122,224)
Acquisition expense	(437)	(9,905)	(490)
Equity in income of unconsolidated subsidiaries	14,849	12,176	191
Other income (expense)	(905)	2,937	1,576
Income before income tax expense	128,530	84,164	73,149
Income tax expense	(32,075)	(33,869)	(23,609)
Net income	$96,455	$50,295	$49,540

Earnings per share:
Basic	$3.20	$2.06	$2.34
Diluted	$3.17	$2.03	$2.33
Weighted average common shares outstanding:
Basic	30,084,913	24,280,871	20,679,189
Diluted	30,391,346	24,555,509	20,791,937

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Equity

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

			Paid-In	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2015	21,304	$213	$340,953	$68,313	$409,479
Issuance of common stock	578	6	11,363	—	11,369
Repurchase of common stock	(159)	(2)	(2,391)	—	(2,393)
Repurchase of common stock upon vesting of restricted stock awards	(60)	(1)	(1,015)	—	(1,016)
Stock-based compensation expense	—	—	6,657	—	6,657
Forfeitures of restricted stock awards	(42)	—	—	—	—
Net income	—	—	—	49,540	49,540
Balance at December 31, 2016	21,621	$216	$355,567	$117,853	$473,636
Issuance of common stock	3,897	39	97,301	—	97,340
Issuance of common stock in connection with business combination	4,176	42	107,737	—	107,779
Replacement award value in connection with business combination	—	—	1,149	—	1,149
Repurchase of common stock upon vesting of restricted stock awards	(189)	(2)	(4,506)	—	(4,508)
Stock-based compensation expense	—	—	9,542	—	9,542
Forfeitures of restricted stock awards	(2)	—	—	—	—
Net income	—	—	—	50,295	50,295
Balance at December 31, 2017	29,503	$295	$566,790	$168,148	$735,233
Adoption of ASC 606	—	—	—	(583)	(583)
Issuance of common stock	1,439	14	30,933	—	30,947
Repurchases of common stock	(604)	(6)	(10,946)	—	(10,952)
Repurchase of common stock upon vesting of restricted stock awards	(183)	(1)	(5,483)	—	(5,484)
Stock-based compensation expense	—	—	13,743	—	13,743
Net income	—	—	—	96,455	96,455
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

	Year ended December 31,
	2018	2017	2016
Operating activities
Net income	$96,455	$50,295		$49,540
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,031	6,973		5,580
Stock-based compensation expense	13,743	9,542		6,657
Deferred income taxes	(4,155)	674		1,507
Distributions from unconsolidated subsidiaries	7,432	5,243		—
Equity in income of unconsolidated subsidiaries	(14,849)	(12,176)		(191)
(Gain) loss on disposition of assets	1,979	577		(446)
Changes in assets and liabilities:
Cash held in escrow	13,640	(17,679)		(8,227)
Accounts receivable	1,227	(166)		(488)
Inventories	(284,977)	(83,380)		(91,859)
Prepaid expenses and other assets	(27,255)	(16,583)		(12,275)
Accounts payable	52,560	(3,670)		4,657
Accrued expenses and other liabilities	(1,662)	1,405		854
Mortgage loans held for sale	(61,747)	(52,327)		—
Net cash used in operating activities	(195,578)	(111,272)		(44,691)
Investing activities
Purchases of property and equipment	(15,803)	(17,627)		(7,762)
Business combinations, net of acquired cash	(28,036)	(130,047)		—
Proceeds from sale of South Carolina operations	—	17,074		—
Investment in unconsolidated subsidiaries	—	(4,000)		(17,000)
Other investing activities	303	154		1,561
Net cash used in investing activities	(43,536)	(134,446)		(23,201)
Financing activities
Borrowings under revolving credit facilities	721,000	175,000		220,000
Payments on revolving credit facilities	(518,500)	(370,000)		(160,000)
Proceeds from issuance of senior notes	—	527,500		—
Proceeds from insurance notes payable	11,839	2,320		11,612
Extinguishments of debt assumed in business combination	(94,231)	(151,919)		—
Principal payments on notes payable	(5,371)	(6,998)		(9,217)
Debt issuance costs	(3,642)	(8,579)		(1,156)
Net proceeds from mortgage repurchase facilities	56,236	48,320		—
Net proceeds from issuances of common stock	30,947	98,063		11,369
Repurchases of common stock upon vesting of stock based compensation	(5,484)	(5,231)		(1,015)
Repurchases of common stock under our stock repurchase program	(10,952)	—		(2,393)
Net cash provided by (used in) financing activities	181,842	308,476		69,200
Net increase (decrease)	$(57,272)	$62,758		$1,308
Cash and cash equivalents and Restricted cash
Beginning of period	93,713	30,955		29,647
End of period	$36,441	$93,713		30,955
Supplemental cash flow disclosure			$
Cash paid for income taxes	$39,656	$29,632		23,467
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$32,902	$88,832		$29,450
Restricted cash (Note 8)	3,539	4,881		1,505
Cash and cash equivalents and Restricted cash	$36,441	$93,713		$30,955

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2018, 2017 and 2016

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and the internet, and provides no option or upgrade selections.  Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

On August 4, 2017, we acquired UCP, Inc. (which we refer to as “UCP”) which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina, and Tennessee.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger for total consideration of $209.0 million.  On October 31, 2017, we acquired substantially all the assets and operations and assumed certain liabilities of Sundquist Homes, LLC and affiliates (which we refer to as “Sundquist Homes”), a homebuilder with operations in the greater Seattle, Washington area, for approximately $50.2 million.   On June 14, 2018, we acquired the remaining 50% ownership interest in WJH, LLC (which we refer to as “WJH” or “Wade Jurney Homes”) for $37.5 million. WJH specializes in providing single family homes for first time buyers.  On the acquisition date, WJH had operations in Alabama, Florida, Georgia, North Carolina and South Carolina. Our operating results presented herein include the operations of UCP, Sundquist Homes and WJH from the date of acquisition through December 31, 2018.

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

We periodically review the collectability of our accounts receivables, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible.  As of December 31, 2018 and 2017, no allowance was recorded related to accounts receivable.

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

Inventories are carried at cost unless events and circumstances indicate that the carrying value may not be recoverable.  We review for indicators of impairment at the lowest level of identifiable cash flows, which we have determined to be the community level.

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

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the years ended December 31, 2018 and 2017, we recorded impairment charges on one and five communities, respectively, totaling $0.8 million and $0.8 million, respectively, which is included in “Cost of home sales revenues” in our Consolidated Statements of Operations.

Home Sales and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as “Cash held in escrow” on our Consolidated Balance Sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days.  When it is determined that the earnings process is not complete and we have remaining performance obligations, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied.  Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes.  These deposits are classified as earnest money deposits and are included in Accrued expenses and other liabilities on our Consolidated Balance Sheets.  Earnest money deposits totaled $14.0 million and $14.1 million at December 31, 2018 and December 31, 2017, respectively.

Prior to our adoption of ASC 606, revenues from home sales were recorded and a profit was recognized when the respective units closed, title had passed, the homeowner’s initial and continuing investment was adequate, and other attributes of ownership had been transferred to the homeowner.  Sales incentives were recorded as a reduction of revenues when the respective unit closed.  When it was determined that the earnings process was not complete, the sale and the related profit were deferred for recognition in future periods.

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

Home and Sales Facilities

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

Mortgage Loans Held for Sale

Our Financial Services segment is principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”).  Inspire, is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates in the secondary mortgage market, with servicing rights released, within a short period of time after origination, generally within 30 days.  Inspire primarily finances these loans under its mortgage repurchase facilities.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $26.2 million and $10.0 million at December 31, 2018 and December 31, 2017, respectively, and carried a weighted average interest rate of approximately 4.7%, and 4.2%, respectively.  As of December 31, 2018 and 2017, Inspire had mortgage loans held for sale with an aggregate fair value of $114.1 million and $52.3 million, respectively, and an aggregate outstanding principal balance of $108.0 million and $50.4 million, respectively. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

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

Amortizable Intangible Assets

Amortizable intangible assets consist of the estimated fair value of trade names, home construction contracts, non-compete agreements, and home plans associated with our historical acquisitions. These acquisitions were accounted for as business combinations as defined in ASC 805, Business Combinations.  A high degree of judgment is made by management on variables, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets. The identified intangible assets are amortized over their respective estimated useful lives.  Trade names, non-compete agreements, and other intangible assets are amortized to Selling, general and administrative expenses in the Consolidated Statements of Operations.  Intangible assets for cell phone tower leases, and home construction contracts are amortized to Other income and Cost of home sales revenues, respectively, as income on the related contracts are earned.

The estimated lives for each major amortizable classification of intangible assets are as follows:

Years
Trade names	2 – 10 years
Home construction contracts	1 – 2 years
Non-compete agreements	2 – 5 years
Cell phone tower leases	5 – 20 years
Home plans	7 years

Earnest Money Deposits

We collect earnest money deposits at the time a home buyer’s contract is accepted.  Earnest money deposits held on homes under contract as of December 31, 2018 and 2017, totaled $14.0 million and $14.1 million, respectively, and are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation.  ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest.  We value our restricted stock awards and restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal year ended December 31, 2018 have a three-year performance-based metric measured over a performance period from January 1, 2018 to December 31, 2020. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities.  Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. As of December 31, 2018 and 2017, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority.  The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in Interest expense and any related statutory penalties in the Provision for income taxes on the Consolidated Statements of Operations.   As of December 31, 2018 and 2017, we had no reserves for uncertain tax positions.

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

As of December 31, 2018 and 2017, we determined our goodwill was not impaired.

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

Variable Interest Entities (VIEs)

We review land option contracts where we have a non-refundable deposit to determine whether the corresponding land seller is a VIE and, if so, whether we are the primary beneficiary.

In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities that most significantly impact the economic performance of the VIE.  In making this determination, we consider whether we have the power to direct certain activities, including, but not limited to, determining or limiting the scope or purpose of the VIE, the ability to sell or transfer property owned or controlled by the VIE, or arranging financing for the VIE. We are not the primary beneficiary of any VIE as of December 31, 2018 and 2017.

We analyzed each of our land option contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary.  Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary.  As a result of our analysis, we determined that as of December 31, 2018, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract.  As of December 31, 2018 and 2017, we had non-refundable cash deposits totaling $42.6 million and $18.9 million, respectively, classified in Prepaid expenses and other assets in our Consolidated Balance Sheets for land option contracts.  The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2018 and 2017, respectively.

Recently Issued Accounting Standards

Leases

The Financial Accounting Standards Board (which we refer to as “FASB”) issued ASC 842, Leases (which we refer to as “ASC 842”) which requires the recognition of lease assets and lease liabilities by lessees for most leases.  ASC 842 is effective for the Company beginning January 1, 2019 and interim periods within the annual period.  We plan to adopt ASC 842 under a modified retrospective approach using the option to apply the transition provisions on the effective date January 1, 2019.  The Company’s leases primarily consist of leases for office space, and computer and office equipment where we are the lessee.

ASC 842 includes several practical expedients which we anticipate we will elect upon adoption including to not reassess the lease classification for any expired or existing leases.

We are substantially complete with our evaluation of the impact on our consolidated financial statements of adopting ASC 842.  We have evaluated all of our leases and determined that there will not be a material impact on the amount or timing of recording lease expense as a result of adopting ASC 842.  The adoption for ASC 842 will result in the establishment of a right of use asset and a lease on our consolidated balance sheet.  We currently anticipate that the right of use asset and the lease liability will range from $16 million to $19 million.

We do not anticipate that the adoption of ASC 842 will result in significant changes to our internal processes, including our internal control over financial reporting.  Additionally, we do not anticipate the adoption will impact any covenants associated with our financing obligations.

Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash.”  ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  We adopted ASU 2016-15 and ASU 2016-18 on January 1, 2018.  Upon adoption of ASU 2016-18, we have included restricted cash in the beginning and ending balances on our Statements of Cash Flows to present the changes during the period in total cash, cash equivalents and restricted cash.  Distributions from investments in unconsolidated subsidiaries are classified based on the nature of the activity of the investee that generated the distribution on our Statements of Cash Flows.  In accordance with ASU 2016-18, our prior year Statements of Cash Flows have also been retrospectively adjusted.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, which we refer to as “ASC 606.”  ASC 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASC 606 as of January 1, 2018 using the modified retrospective approach to contracts which were not completed as of January 1, 2018.

While the adoption of ASC 606 did not result in a material impact to our consolidated financial statements, it did impact the following:

•	Certain immaterial costs incurred related to our model homes, which were previously capitalized to inventory, are now expensed as incurred.
•

Forfeited customer earnest money deposits, which were previously presented in other income within our Consolidated Statements of Operations, are presented as other revenue. During the year ended December 31, 2018, we recognized $1.5 million of forfeited deposits.

•

Land sales to third parties which do not meet the definition of a customer in ASC 606 are classified as other income in our Consolidated Statements of Operations.  During the year ended December 31, 2018, we recorded $7.7 million from the disposition of land to third parties which were not considered customers.  The related cost of these land dispositions during the same period totaled $7.8 million.

•

Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.  We deferred $2.3 million in revenue and $1.7 million in costs related to unsatisfied performance obligations on homes that we delivered during the year ended December 31, 2018.

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

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 15 states.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century

Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Each of our four geographic regions is considered a separate operating segment.  Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and the internet, and provides no option or upgrade selections.  Our Wade Jurney Homes brand currently has operations in nine states and is managed separately from our four geographic regions, accordingly, it is considered a separate operating segment.

The management of our four geographic regions and Wade Jurney Homes reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company.  The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments:

•	West (California and Washington)
•	Mountain (Colorado, Nevada and Utah)
•	Texas
•	Southeast (Georgia, North Carolina, South Carolina and Tennessee)
•	Wade Jurney Homes (Alabama, Arizona, Florida, Georgia, Indiana, North Carolina, Ohio, South Carolina, Tennessee, and Texas)

We have also identified our Financial Services operations, which provide mortgage, title, and insurance services to our homebuyers, as a sixth reportable segment.  Our Corporate operations are a non-operating segment, as it serves to support our homebuilding, and to a lesser extent our financial services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments.  The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenue:
West	$459,254	$210,696	—
Mountain	701,985	616,517	504,293
Texas	213,508	165,170	147,006
Southeast	530,891	421,563	343,141
Wade Jurney Homes	210,051	—	—
Financial Services	31,724	9,853	—
Corporate	—	—	—
Total revenue	$2,147,413	$1,423,799	$994,440

Income (loss) before income tax expense:
West	$38,380	$14,640	—
Mountain	89,048	75,704	66,613
Texas	13,682	10,952	2,686
Southeast	33,267	29,662	31,138
Wade Jurney Homes	(754)	—	—
Financial Services	8,766	1,225	—
Corporate	(53,859)	(48,019)	(27,288)
Total income before income tax expense	$128,530	$84,164	$73,149

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2018	2017
West	$502,381	$394,215
Mountain	621,757	571,880
Texas	209,550	192,078
Southeast	448,681	401,618
Wade Jurney Homes	204,925	—
Financial Services	146,710	63,137
Corporate	120,251	112,094
Total assets	$2,254,255	$1,735,022

Corporate assets include certain cash and cash equivalents, receivables related to our rebates programs, prepaid insurance and other prepaid expenses, property and equipment, and deferred financing costs on our revolving line of credit. Certain items previously presented as of December 31, 2017 within corporate segment have been reclassified to our West segment to conform to our current year presentation.

3. Business Combinations

UCP, Inc.

On August 4, 2017, we acquired UCP, Inc. which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina and Tennessee.  The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017.  In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock.  No fractional shares were issued in connection with the merger, and UCP stockholders received cash in lieu of any fractional shares.    Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger.  Outstanding UCP restricted stock units were also converted into an aggregate amount of 0.2 million Century Communities restricted stock units pursuant to the merger. We determined that the total fair value of these awards was $6.2 million, of which $1.1 million was attributable to services performed by UCP employees prior to the merger and, as such, was included as consideration.  We incurred $9.6 million in acquisition related expenses, presented as Acquisition expense on the Consolidated Statement of Operations. Total consideration of $209.0 million inclusive of cash acquired of $20.3 million is summarized as follows (in thousands, except per share amount):

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

During the year ended December 31, 2018, we recognized $1.5 million of expense related to refinements in our estimated fair value of inventories, which occurred during the period.  This measurement period adjustment is included in “Cost of home sales revenues” on our Consolidated Statements of Operations.

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

We determined that Sundquist Home’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

WJH, LLC - Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of the Company.  We initially acquired a 50% ownership interest in WJH in November 2016 as part of a joint venture, which was accounted for under the equity method of accounting.  Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and the internet, and provides no option or upgrade selections.  The acquired assets primarily include homes under construction that are in various stages of completion and are geographically dispersed.  We determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.4 million in acquisition costs which are reflected in acquisition expenses in our Consolidated Statements of Operations.

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings.  As such, we valued our previously held equity interest in WJH at $35.6 million, which is inclusive of an estimated discount for lack of control of $1.9 million, and recognized a gain of $7.2 million during the year ended December 31, 2018.  The gain is included in “Equity in income of unconsolidated subsidiaries” on our Consolidated Statements of Operations.

The following table outlines the total consideration transferred, inclusive of cash acquired and the fair value of our previously held equity interest (in thousands):

Cash consideration transferred for 50% ownership interest	$37,500
Previously held equity interest acquisition date fair value	35,625
Net assets acquired	$73,125

The following table summarizes our preliminary estimates of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$9,464
Cash held in escrow	260
Accounts receivable	1,042
Inventories	156,828
Prepaid expenses and other assets	7,710
Amortizable intangible assets	3,600
Goodwill	3,317
$182,221

Accounts payable	$12,516
Accrued expenses and other liabilities	2,349
Senior notes and revolving line of credit	94,231
Total liabilities	109,096
Net assets acquired	$73,125

Acquired inventories consist primarily of work in process inventories. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.   Amortizable intangible assets include acquired trade names and a non-compete agreement, which were estimated to have fair values of $3.3 million and $0.3 million, respectively, and are amortized over 10 years and 2 years, respectively.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date).

We determined that WJH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

From the acquisition date, WJH’s results of operations, which include homebuilding revenues of $210.1 million, and income before tax inclusive of purchase price accounting, of $(0.8) million, are included in our accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

Unaudited Pro Forma Financial Information

Unaudited pro forma revenue and income before tax expense for the years ended December 31, 2018, 2017, and 2016 give effect to the results of the acquisitions of WJH, UCP and Sundquist Homes. The effect of the WJH acquisition is reflected as though the acquisition date was as of January 1, 2017.  The effect of the UCP and Sundquist Homes acquisitions is reflected as though the acquisition date was as of January 1, 2016. Unaudited pro forma income before tax expense adjusts the operating results of WJH, UCP, and Sundquist Homes to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition and excludes acquisition expense incurred related to the transactions.  Pro forma basic and diluted EPS gives effect to the issuance of approximately 4.2 million shares of common stock as consideration for the acquisition of UCP as though the acquisition had occurred on January 1, 2016 (in thousands, except share and per share information):

	Year ended December 31,
	2018	2017	2016
Total revenues	$2,297,804	$1,990,577	$1,403,514

Income before tax expense	$148,245	$111,038	$85,896
Tax expense	(37,061)	(31,753)	(17,848)
Net income	$111,184	$79,285	$68,048
Less: Undistributed earnings allocated to participating securities	(68)	(517)	(1,204)
Numerator for basic and diluted pro forma EPS	$111,116	$78,768	$66,844

Pro forma weighted average shares-basic	30,084,913	28,456,725	24,855,043
Pro forma weighted average shares-diluted	30,391,346	28,760,635	24,967,791

Pro forma basic EPS	$3.69	$2.77	$2.69
Pro forma diluted EPS	$3.66	$2.74	$2.68

4. Inventory

Inventory included the following (in thousands):

	December 31,	December 31,
	2018	2017
Homes under construction	$1,073,682	$869,554
Land and land development	720,719	479,038
Capitalized interest	53,842	41,762
Total inventories	$1,848,243	$1,390,354

5. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”).  Inspire, is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days.  Inspire primarily finances these loans under its mortgage repurchase facilities.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $26.2 million and $10.0 million at December 31, 2018 and December 31, 2017, respectively, and carried a weighted average interest rate of approximately 4.7%, and 4.2%, respectively.  As of December 31, 2018 and 2017, Inspire had mortgage loans held for sale with an aggregate fair value of $114.1 million and $52.3 million, respectively, and an aggregate outstanding principal balance of $108.0 million and $50.4 million, respectively. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

Mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value and changes in fair value are reflected in Financial Services Revenue on the Consolidated Statement of Operations. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them.

6. Amortizable Intangible Assets

Amortizable intangible assets included the following (in thousands):

	As of December 31,
	2018	2017
Trade names	$3,300	$—
Non-compete agreements	5,365	5,065
Cell phone tower lease	1,408	1,408
Home plans	764	764
Gross intangible assets	10,837	7,237
Accumulated amortization	(5,742)	(4,299)
Intangible assets, net	$5,095	$2,938

We recognized amortization expense on our intangible assets of $1.4 million, $1.3 million and $1.9 million during the years ended December 31, 2018, 2017 and 2016, respectively. We did not write off any full depreciated amortizable intangible assets in the year ended December 31, 2018. During the year ended December 31, 2017, we wrote off fully depreciated amortizable intangible assets totaling $1.8 million, and the related accumulated amortization.

As of December 31, 2018, expected amortization expense for amortizable intangible assets for each of the next five years, and thereafter, is as follows (in thousands):

2019	$1,245
2020	571
2021	443
2022	403
2023	403
Thereafter	2,030
Net intangible assets, net	5,095

7. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2018	2017
Land	$3,289	$3,167
Buildings and improvements	3,095	2,069
Leasehold improvements	1,882	991
Machinery and equipment	11,110	10,334
Furniture and fixtures	3,349	1,938
Model furnishings	24,118	16,113
Computer hardware and software	8,244	7,605
	55,087	42,217
Less accumulated depreciation	(21,829)	(14,306)
Total property and equipment, net	$33,258	$27,911

8. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2018	2017
Prepaid insurance	$20,226	$6,549
Lot option and escrow deposits	51,038	35,700
Performance deposits	4,552	3,295
Deferred financing costs revolving line of credit, net	4,155	1,795
Restricted cash	3,539	4,881
Secured notes receivable	4,947	2,753
Insurance receivable and other	50,260	5,839
Total prepaid expenses and other assets	$138,717	$60,812

9. Investment in Unconsolidated Subsidiaries

On November 1, 2016, we acquired a 50% ownership interest in WJH LLC, which is the successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc., for $15.0 million.  As a result of the transaction, we subsequently owned 50% of WJH and Wade Jurney Jr., an individual, owned the other 50% interest.  Each party contributed an additional $3.0 million in capital to WJH upon its formation.  The Company and Wade Jurney Jr. shared responsibility for all of WJH’s strategic decisions, with Wade Jurney Jr. continuing to manage the day-to-day operations under the existing operating model.  Our investment in WJH was treated as an unconsolidated investment under the equity method of accounting.

Our aggregate investment in WJH at December 31, 2017 of $28.2 million was more than our share of the underlying net assets of WJH, resulting in outside basis of approximately $5.4 million.  Of the $5.4 million in outside basis, $1.1 million and $4.4 million are attributed to the underlying trade names and goodwill of WJH, respectively.  Amounts allocated to intangible assets were amortized to equity in earnings over approximately 10 years.

As discussed in Footnote 3 to the Consolidated Financial Statements, on June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of the Company.

For the period from January 1, 2018 through June 14, 2018, we recognized $14.8 million of equity in income of unconsolidated subsidiaries, and received $7.4 million in in operating distributions.  During the year ended December 31, 2017, we recognized $12.2 million of equity in income of unconsolidated subsidiaries, made capital contributions totaling $3.0 million and received operating distributions from WJH of $5.2 million.

The following table provides unaudited selected financial information for WJH as of and for the year ended December 31, 2017 (in thousands):

December 31, 2017 (unaudited)
Inventories	$101,649
Total assets	$136,531
Total liabilities	$91,002
Partners' capital	$45,529
Homebuilding revenues	$271,653
Income before income tax expense	$26,185

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2018	2017
Earnest money deposits	$13,990	$14,077
Warranty reserve	7,970	8,531
Accrued compensation costs	29,770	22,129
Land development and home construction accruals	77,748	61,918
Accrued interest	15,636	14,435
Income taxes payable	—	851
Liability for product financing arrangement and other	68,043	28,415
Total accrued expenses and other liabilities	$213,157	$150,356

11. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $3.4 million, $1.5 million and $1.4 million during the years ended December 31, 2018, 2017 and 2016, respectively, which is included as a reduction to Cost of homes sales revenues on our Consolidated Statements of Operations.   Changes in our warranty accrual for the years ended December 31, 2018, 2017, and 2016 are detailed in the table below (in thousands):

	Year ended December 31,
	2018	2017	2016
Beginning balance	$8,531	$2,479	$2,622
Warranty reserve assumed in business combination	397	5,327	—
Warranty expense provisions	6,686	4,709	2,873
Payments	(4,204)	(2,526)	(1,610)
Warranty adjustment	(3,440)	(1,458)	(1,406)
Ending balance	$7,970	$8,531	$2,479

12. Debt

Our outstanding debt obligations included the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
6.875% senior notes, due May 2022	$380,567	$379,238
5.875% senior notes, due July 2025	395,415	394,725
Other financing obligations	8,795	2,320
Notes payable	784,777	776,283
Revolving line of credit, due April 2022	202,500	—
Mortgage repurchase facilities	104,555	48,319
Total debt	$1,091,832	$824,602

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

The Existing 6.875% Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2014 Indenture governing the Existing 6.875% Notes contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing 6.875% Notes is due May 2022, with interest only payments due semi-annually in May and November of each year.

As of December 31, 2018, the aggregate obligation, inclusive of unamortized financing costs on the Existing 6.875% Notes was $380.6 million.

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

The Existing 5.875% Notes are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2017 Indenture governing the Existing 5.875% Notes contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing 5.875% Notes is due July 2025, with interest only payments due semi-annually in January and July of each year.

As of December 31, 2018, the aggregate obligation, inclusive of unamortized financing costs on the May 2017 Senior Notes and December 2017 Exchange Notes was $395.4 million.

Revolving line of credit

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto.  On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amended and restated the Credit Agreement.  The Amended and Restated Credit Agreement provides us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date and are entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million.  If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the Amended and Restated Credit Agreement, subject to the approval of the Administrative Agent. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender.  As of December 31, 2018, we had $202.5 million outstanding under the credit facility, leaving $387.5 million in availability and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018 and September 14, 2018,  Inspire entered into mortgage warehouse facilities, with Comerica Bank, and J.P. Morgan, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $140 million, secured by the mortgage loans financed thereunder.  On December 20, 2018, we temporarily increased our facility with J.P. Morgan through February 28, 2019 by $20 million, thus bringing our total capacity under the Repurchase Facilities to $160 million as of December 31, 2018. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2018, we had $104.6 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.  During the years ended December 31, 2018 and 2017, we incurred interest expense on our Repurchase Facilities of $1.4 million and $0.2 million, respectively, which are included in financial services costs on our Consolidated Statements of Operations.

Other Financing Obligations

As of December 31, 2018, we had $2.3 million of outstanding land development notes and $6.5 million of outstanding insurance premium notes, compared to $2.3 million of outstanding land development notes and no outstanding insurance premium notes for the year ended December 31, 2017.

Aggregate annual maturities of debt as of December 31, 2018 are as follows (in thousands):

2019	$113,350
2020	—
2021	—
2022	587,500
2023	—
Thereafter	400,000
Total	1,100,850
Less: Discount and deferred financing costs, net on senior notes	(9,018)
Carrying amount	$1,091,832

13. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2018, 2017, and 2016, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Interest capitalized beginning of period	$41,762	$28,935	$21,533
Interest capitalized during period	60,772	45,725	26,904
Less: capitalized interest in cost of sales	(48,692)	(32,898)	(19,502)
Interest capitalized end of period	$53,842	$41,762	$28,935

14. Income Taxes

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

Also on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 (which we refer to as “SAB 118”) which addresses the application of ASC Topic 740 to the TCJA.  SAB 118 outlines that if the accounting for the effects of the TCJA is incomplete, but a reasonable estimate can be made, then provisional amount should be reflected in the financial statements.  Our accounting for the impacts of the TCJA related to current and deferred taxes, and in particular our deferred taxes related to our acquisition of UCP and Sundquist Homes, was incomplete as of the date our financial statements were issued for the year ended December 31, 2017.  We remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally our estimated blended state and federal statutory rate in future periods of approximately 24%.  This remeasurement as of December 31, 2017 resulted in a provisional reduction to our deferred tax assets of $2.8 million. During the year ended December 31, 2018, we completed our accounting for the impacts of the TCJA, and recorded an additional reduction to our deferred tax assets of $1.5 million.  The reductions of $1.5 million and $2.8 million are reflected in Income tax expense in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively.

Our income tax expense for the years ended December 31, 2018, 2017 and 2016 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$27,815	$29,241	$19,417
State and local	8,415	3,954	2,685
Total current	36,230	33,195	22,102
Deferred
Federal	(3,182)	920	1,357
State and local	(973)	(246)	150
Total deferred	(4,155)	674	1,507
Income tax expense	$32,075	$33,869	$23,609

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended Decembers 31, 2017 and 2016, to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2018	2017	2016
Statutory income tax expense	$26,991	$29,469	$25,602
State income tax expense, net of federal income tax expense	4,847	3,596	1,954
Domestic production activities deduction	-	(2,513)	(2,146)
Executive compensation	2,760	-	-
Excess tax benefits upon vesting of share-based payment awards	(1,276)	-	-
Remeasurement of deferred tax assets	1,548	2,790	-
Federal energy credits	(2,426)	-	(1,944)
Other permanent items	-	248	221
Other adjustments	(369)	279	(78)
Income tax expense	$32,075	$33,869	$23,609

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets
Warranty reserves	$1,944	$1,848
Amortizable intangible assets	1,127	-
Stock based compensation	3,055	1,629
Accrued compensation and other	5,075	574
Inventories, additional costs capitalized for tax	7,281	7,844
Deferred tax asset	18,482	11,895

Deferred tax liabilities
Prepaid expenses	1,133	148
Property and equipment	3,586	4,276
Amortizable intangible assets	-	1,280
Accrued expenses	-	636
Deferred tax liability	4,719	6,340
Net deferred tax asset	$13,763	$5,555

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit.  During the year, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2015 through 2018. Additionally, we are subject to various state income tax examinations for the 2014 through 2018 calendar tax years.

15. Fair Value Disclosures

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		December 31, 2018		December 31, 2017

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$4,947	$4,830	$2,753	$2,727
Mortgage loans held for sale(2)	Level 2	$114,074	$114,074	$52,327	$52,327

6.875% senior notes(3)	Level 2	$380,567	$367,618	$379,238	$397,044
5.875% senior notes (3)	Level 2	$395,415	$351,414	$394,725	$400,225
3.278% insurance premium notes(4)	Level 2	$6,475	$6,475	$—	$—
Revolving line of credit(4)	Level 3	$202,500	$202,500	$—	$—
Other financing obligation(4)	Level 2	$2,320	$2,320	$2,320	$2,320
Mortgage repurchase facilities(4)	Level 2	$104,555	$104,555	$48,319	$48,319

(1)	Estimated fair value of the secured notes received was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value as of December 31, 2018 and 2017, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value.  Nonfinancial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

16. Operating Leases

The Company maintains noncancellable operating leases for office space.  The Company recognizes expense on a straight-line basis over the life of each lease.  Rent expense for the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $2.3 million and $1.4 million, respectively, included in selling, general, and administrative on our Consolidated Statements of Operations.

Future minimum lease payments as of December 31, 2018 are as follows (in thousands):

2019	$5,411
2020	5,106
2021	4,281
2022	2,888
2023	2,374
Thereafter	1,706
Total	$21,766

17. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees.  The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2018, 2017 and 2016 were $1.9 million, $1.0 million and $0.4 million, respectively.

18. Stock-Based Compensation

During the year ended December 31, 2018, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $28.10 per share that are subject to both service and performance vesting conditions.  The quantity of shares that will vest under the PSUs range from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three-year pre-tax income performance goal. During the year ended December 31, 2018, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.3 million shares of common stock with a grant date fair value of $30.43 per share that vest over a one to three-year period.  As of December 31, 2018, we had no remaining unvested restricted stock awards (which we refer to as “RSAs”) outstanding.

The following table summarizes the activity of our RSU, RSA, and PSU for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	834	$18.16	852	$15.81	696	$18.18
Granted	592	29.86	460	21.64	514	14.28
Vested	(491)	18.02	(452)	17.19	(297)	18.65
Forfeited	(89)	22.44	(26)	19.63	(61)	16.05
Outstanding, end of year	846	$25.14	834	$18.16	852	$15.81

A summary of our outstanding RSUs and PSUs, assuming maximum level of performance, are as follows (in thousands, except years):

As of December 31, 2018
Unvested units	846
Unrecognized compensation cost	$9,472
Period to recognize compensation cost	1.8 years

During the years ended December 31, 2018, 2017 and 2016, the Company recognized stock-based compensation expense of $13.7 million, $9.5 million and $6.7 million, respectively, which is generally included in selling, general, and administrative on the Consolidated Statements of Operations.

19. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share.  As of December 31, 2018, and 2017, there were 30.2 million and 29.5 million shares of common stock issued and outstanding, respectively.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. We issued 0.3 million shares of common stock related to the vesting of RSUs during the year ended December 31, 2018.  As of December 31, 2018, and 2017, approximately 0.9 million and 1.2 million shares, respectively, remained available for issuance under the 2017 Incentive Plan.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, which superseded and replaced the First Distribution Agreement,   pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings. On July 3, 2018, we entered into a third Distribution Agreement (which we refer to as the “Third Distribution Agreement”) with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as its sales agents (which we refer to as the “New Sales Agents”), which superseded and replaced the Second Distribution Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the New Sales Agents in at-the-market offerings.  During the years ended December 31, 2018 and 2017, we sold and issued an aggregate of 1.1 million and 3.7 million shares of our common stock, respectively, under the Second and Third Distribution Agreements, which provided gross proceeds to us of $31.7 million and $98.1 million, respectively, and in connection with such sales, we paid total commissions and fees to the Sales Agents of $0.7 million and $2.0 million, respectively.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. In December 2018, 604,061 shares were repurchased for approximately $11.0 million.

20. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share information):

	Year ended December 31,
	2018	2017	2016
Numerator
Net income	$96,455	$50,295	$49,540
Less: Undistributed earnings allocated to participating securities	(59)	(384)	(1,050)
Net income allocable to common stockholders	$96,396	$49,911	$48,490
Denominator
Weighted average common shares outstanding - basic	30,084,913	24,280,871	20,679,189
Dilutive effect of restricted stock units	306,433	274,638	112,748
Weighted average common shares outstanding - diluted	30,391,346	24,555,509	20,791,937
Earnings per share:
Basic	$3.20	$2.06	$2.34
Diluted	$3.17	$2.03	$2.33

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive.  We excluded 0.3 million common unit equivalents from diluted earnings per share during the year ended December 31, 2018 related to the PSUs granted during the periods.  We did not have any common unit equivalents to exclude from diluted earnings per share during the years ended December 31, 2017 and 2016.

21. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of December 31, 2018 and 2017, we had $289.8 million and $158.6 million, respectively, in letters of credit and performance bonds issued and outstanding.

Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction claims.  It is the opinion of management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows.  When we believe that a loss is probable and estimable, we record a charge to Selling, general, and administrative expense on our Consolidated Statements of Operations for our estimated loss.

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions.  Estimates of such amounts are recorded in other assets when recovery is probable.  As of December 31, 2018, substantially all of the amounts reflected as Insurance receivable and other are related to construction claims which we believe are probable of settlement and the obligation of these claims are reflected in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flow.

22. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2018
Home sales revenues	$394,831	$522,164	$552,876	$640,187
Gross margin from home sales revenues	$75,248	$94,967	$92,732	$105,492
Income before tax expense	$23,107	$46,502	$22,859	$36,062
Net income	$20,019	$33,193	$17,048	$26,195
Basic earnings per share	$0.68	$1.11	$0.56	$0.85
Diluted earnings per share	$0.67	$1.10	$0.56	$0.85

2017
Home sales revenues	$226,420	$287,588	$374,935	$516,500
Gross margin from home sales revenues	$44,096	$53,700	$63,570	$90,718
Income before tax expense	$12,051	$23,109	$15,156	$33,848
Net income	$8,799	$14,831	$9,470	$17,195
Basic earnings per share	$0.40	$0.67	$0.37	$0.61
Diluted earnings per share	$0.40	$0.66	$0.37	$0.60

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

Supplemental Condensed Consolidated Balance Sheet
As of December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$2,183	2,101	28,618		$32,902
Cash held in escrow	—	24,344	—		24,344
Accounts receivable	6,117	7,424	(77)		13,464
Investment in consolidated subsidiaries	1,827,456	—	—	(1,827,456)	—
Inventories	—	1,848,243	—		1,848,243
Mortgage loans held for sale	—	—	114,074		114,074
Prepaid expenses and other assets	51,177	85,224	2,316		138,717
Deferred tax assets, net	13,763	—	—		13,763
Property and equipment, net	13,274	18,989	995		33,258
Amortizable intangible assets, net	—	5,095	—		5,095
Goodwill	—	30,395	—		30,395
Total assets	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$623	88,627	657	—	$89,907
Accrued expenses and other liabilities	75,506	131,548	6,103	—	213,157
Notes payable	775,982	8,795	—	—	784,777
Revolving line of credit	202,500	—	—	—	202,500
Mortgage repurchase facilities	—	—	104,555	—	104,555
Total liabilities	1,054,611	228,970	111,315	—	1,394,896
Stockholders’ equity:	859,359	1,792,845	34,611	(1,827,456)	859,359
Total liabilities and stockholders’ equity	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$56,234	$23,399	$9,199	$—	$88,832
Cash held in escrow	—	37,088	635	—	37,723
Accounts receivable	3,124	9,944	(69)	—	12,999
Investment in consolidated subsidiaries	1,434,619	—	—	(1,434,619)	—
Inventories	—	1,390,354	—	—	1,390,354
Mortgage loans held for sale	—	—	52,327	—	52,327
Prepaid expenses and other assets	3,028	57,273	511	—	60,812
Deferred tax assets, net	5,555	—	—	—	5,555
Property and equipment, net	11,694	15,683	534	—	27,911
Investment in unconsolidated subsidiaries	28,208	—	—		28,208
Amortizable intangible assets, net	—	2,938	—	—	2,938
Goodwill	—	27,363	—	—	27,363
Total assets	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$1,452	$23,057	$322	$—	$24,831
Accrued expenses and other liabilities	31,814	117,070	1,472	—	150,356
Deferred tax liability	—	—	—	—	—
Notes payable	773,963	2,320	—	—	776,283
Revolving line of credit	—	—	—	—	—
Mortgage repurchase facilities	—	—	48,319	—	48,319
Total liabilities	807,229	142,447	50,113	—	999,789
Stockholders’ equity:	735,233	1,421,595	13,024	(1,434,619)	735,233
Total liabilities and stockholders’ equity	$1,542,462	$1,564,042	$63,137	$(1,434,619)	$1,735,022

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$2,110,058	$—	$—	$2,110,058
Land sales and other revenues	—	5,631	—	—	5,631
	—	2,115,689	—	—	2,115,689
Financial services revenue	—	—	31,724	—	31,724
Total revenues	—	2,115,689	31,724	—	2,147,413
Homebuilding cost of revenues
Cost of homes sales revenues	—	(1,741,619)	—	—	(1,741,619)
Cost of land sales and other revenues	—	(3,832)	—	—	(3,832)
	—	(1,745,451)	—	—	(1,745,451)
Financial services costs	—	—	(22,958)	—	(22,958)
Selling, general and administrative	(70,578)	(193,403)	—	—	(263,981)
Acquisition expense	(437)	—	—	—	(437)
Equity in earnings from consolidated subsidiaries	138,746	—	—	(138,746)	—
Equity in income of unconsolidated subsidiaries	14,849	—	—	—	14,849
Other income (expense)	(299)	(606)	—	—	(905)
Income before income tax expense	82,281	176,229	8,766	(138,746)	128,530
Income tax expense	14,174	(44,057)	(2,192)	—	(32,075)
Net income	$96,455	$132,172	$6,574	$(138,746)	$96,455

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$1,405,443	$—	$—	$1,405,443
Land sales and other revenues	—	8,503	—	—	8,503
	—	1,413,946	—	—	1,413,946
Financial services revenue	—	—	9,853	—	9,853
Total revenues	—	1,413,946	9,853	—	1,423,799
Homebuilding cost of revenues
Cost of homes sales revenues	—	(1,153,359)	—	—	(1,153,359)
Cost of land sales and other revenues	—	(6,516)	—	—	(6,516)
	—	(1,159,875)	—	—	(1,159,875)
Financial services costs	—	—	(8,664)	—	(8,664)
Selling, general and administrative	(49,072)	(127,232)	—	—	(176,304)
Acquisition expense	(9,905)	—	—	—	(9,905)
Equity in earnings from consolidated subsidiaries	84,425	—	—	(84,425)	—
Equity in income from unconsolidated subsidiaries	12,176	—	—	—	12,176
Other income (expense)	1,080	1,820	37	—	2,937
Income before income tax expense	38,704	128,659	1,226	(84,425)	84,164
Income tax expense	11,591	(45,031)	(429)	—	(33,869)
Net income	$50,295	$83,628	$797	$(84,425)	$50,295

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2016 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$978,733	$—	$—	$978,733
Land sales and other revenues	—	15,707	—	—	15,707
	—	994,440	—	—	994,440
Financial services revenue	—	—	—	—	—
Total revenues	—	994,440	—	—	994,440
Homebuilding cost of revenues
Cost of homes sales revenues	—	(786,127)	—	—	(786,127)
Cost of land sales and other revenues	—	(14,217)	—	—	(14,217)
	—	(800,344)	—	—	(800,344)
Financial services costs	—	—	—	—	—
Selling, general and administrative	(25,674)	(96,235)	(315)	—	(122,224)
Acquisition expense	(490)	—	—	—	(490)
Equity in earnings from consolidated subsidiaries	64,297	—	—	(64,297)	—
Equity in income from unconsolidated subsidiaries	191	—	—	—	191
Other income (expense)	34	1,542	—	—	1,576
Income before income tax expense	38,358	99,403	(315)	(64,297)	73,149
Income tax expense	11,182	(34,791)	—	—	(23,609)
Net income	$49,540	$64,612	$(315)	$(64,297)	$49,540

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(74,074)	$(71,532)	$(49,972)	$—	$(195,578)
Net cash used in investing activities	$(98,523)	$(170,862)	$(461)	$226,310	$(43,536)
Financing activities
Borrowings under revolving credit facilities	$721,000	$—	$—	$—	$721,000
Payments on revolving credit facilities	(518,500)	—	—	—	(518,500)
Net proceeds on mortgage repurchase facility	—	—	56,236	—	56,236
Proceeds from insurance notes payable	—	11,839	—	—	11,839
Extinguishments of debt assumed in business combination	(94,231)	—	—	—	(94,231)
Principal payments on notes payable	(9)	(5,362)	—	—	(5,371)
Debt issuance costs	(3,642)	—	—	—	(3,642)
Issuance of common stock - taxes for vesting	(5,484)	—	—	—	(5,484)
Repurchases of common stock under our stock repurchase program	30,947	—	—	—	30,947
Repurchases of common stock upon vesting of stock based compensation	(10,952)	—	—	—	(10,952)
Payments from (and advances to) parent/subsidiary	(583)	211,879	15,014	(226,310)	—
Net cash provided by (used in) financing activities	$118,546	$218,356	$71,250	$(226,310)	$181,842
Net increase (decrease)	$(54,051)	$(24,038)	$20,817	$—	$(57,272)

Cash and cash equivalents and restricted cash
Beginning of period	$56,234	$28,044	$9,435	$—	$93,713
End of period	$2,183	$4,006	$30,252	$—	$36,441

Cash and cash equivalents	$2,183	$2,101	$28,618	$—	$32,902
Restricted Cash	—	1,905	1,634	—	3,539
Cash and cash equivalents and restricted cash	$2,183	$4,006	$30,252	$—	$36,441

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2017 (in thousands)
			Guarantor	Non Guarantor	Elimination	Consolidated
	Century		Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities		$(27,787)	$(33,169)	$(50,316)	$—	$(111,272)
Net cash used in investing activities		$(456,299)	$(118,583)	$(513)	$440,949	$(134,446)
Financing activities						—
Borrowings under revolving credit facilities		$175,000	$—	$—	$—	$175,000
Payments on revolving credit facilities		(370,000)	—	—	—	(370,000)
Proceeds from issuance of senior notes		527,500	—	—	—	527,500
Proceeds from insurance notes payable		—	2,320	—	—	2,320
Extinguishments of debt assumed in business combination		—	(151,919)	—	—	(151,919)
Principal payments on notes payable		—	(6,998)	—	—	(6,998)
Debt issuance costs		(8,579)	—	—	—	(8,579)
Repurchases of common stock upon vesting of restricted stock awards		(5,231)	—	—	—	(5,231)
Payments from (and advances to) parent/subsidiary		108,930	326,242	5,777	(440,949)	—
Net proceeds from mortgage repurchase facilities		—	—	48,320	—	48,320
Net proceeds from issuances of common stock		98,063	—	—	—	98,063
Net cash provided by financing activities		525,683	$169,645	$54,097	$(440,949)	308,476
Net increase (decrease)		41,597	$17,893	$3,268	$—	62,758

Cash and cash equivalents and restricted cash	$
Beginning of period		$14,637	$10,151	$6,167	$—	$30,955
End of period		56,234	$28,044	$9,435	$—	93,713

Cash and cash equivalents		$56,234	$23,399	$9,199	$—	$88,832
Restricted Cash		—	4,645	236	—	4,881
Cash and cash equivalents and Restricted cash		$56,234	$28,044	$9,435	$—	$93,713

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2016 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash used in operating activities	$(16,138)	(27,978)	(575)	—	(44,691)
Net cash used in investing activities	(58,032)	(5,585)	(23)	40,439	(23,201)
Financing activities
Borrowings under revolving credit facilities	$220,000	—	—	—	220,000
Payments on revolving credit facilities	(160,000)	—	—	—	(160,000)
Proceeds from issuance of senior notes	—	—	—	—	—
Proceeds from insurance premium notes and other	—	11,612	—	—	11,612
Repurchases of common stock under our stock repurchase program	(2,393)	—	—	—	(2,393)
Principal payments on notes payable	—	(9,217)	—	—	(9,217)
Debt issuance costs	(1,156)	—	—	—	(1,156)
Repurchases of common stock upon vesting of restricted stock awards	(1,015)	—	—	—	(1,015)
Payments from (and advances to) parent/subsidiary	—	33,674	6,765	(40,439)	—
Net proceeds from mortgage credit facility	—	—	—	—	—
Net proceeds from issuances of common stock	11,369	—	—	—	11,369
Net cash provided by financing activities	$66,805	36,069	6,765	(40,439)	69,200
Net decrease in cash and cash equivalents	$(7,365)	2,506	6,167	—	1,308
Cash and cash equivalents
Beginning of period	$22,002	7,645	—	—	29,647
End of period	$14,637	10,151	6,167	—	30,955

Cash and cash equivalents	14,637	8,646	6,167	—	29,450
Restricted Cash	—	1,505	—	—	1,505
Cash and cash equivalents and restricted cash	14,637	10,151	6,167	—	30,955