Form 10-Q
period 2019-03-31
Century Communities, Inc.
filed 2019-05-03
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36491

Century Communities, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0521411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8390 East Crescent Parkway, Suite 650 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (303) 770-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CCS	The New York Stock Exchange

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

On April 23, 2019, 30,317,457 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months ended March 31, 2019

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Cash and cash equivalents	$38,115	$32,902
Cash held in escrow	24,664	24,344
Accounts receivable	12,436	13,464
Inventories	1,943,792	1,848,243
Mortgage loans held for sale	98,591	114,074
Prepaid expenses and other assets	123,248	138,717
Property and equipment, net	33,471	33,258
Deferred tax assets, net	13,591	13,763
Amortizable intangible assets, net	4,762	5,095
Goodwill	30,395	30,395
Total assets	$2,323,065	$2,254,255
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$74,075	$89,907
Accrued expenses and other liabilities	208,846	213,157
Notes payable	786,872	784,777
Revolving line of credit	287,000	202,500
Mortgage repurchase facilities	90,866	104,555
Total liabilities	1,447,659	1,394,896
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,304,081 and 30,154,791 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	303	302
Additional paid-in capital	593,966	595,037
Retained earnings	281,137	264,020
Total stockholders' equity	875,406	859,359
Total liabilities and stockholders' equity	$2,323,065	$2,254,255

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2019 and 2018

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Revenues
Homebuilding revenues
Home sales revenues	$523,302	$394,831
Land sales and other revenues	1,355	1,459
	524,657	396,290
Financial services revenue	8,400	5,556
Total revenues	533,057	401,846
Homebuilding cost of revenues
Cost of home sales revenues	(433,757)	(319,583)
Cost of land sales and other revenues	(614)	(877)
	(434,371)	(320,460)
Financial services costs	(6,829)	(4,395)
Selling, general and administrative	(68,936)	(56,522)
Acquisition expense	—	(173)
Equity in income of unconsolidated subsidiaries	—	3,168
Other income (expense)	76	(357)
Income before income tax expense	22,997	23,107
Income tax expense	(5,880)	(3,088)
Net income	$17,117	$20,019

Earnings per share:
Basic	$0.57	$0.68
Diluted	$0.56	$0.67
Weighted average common shares outstanding:
Basic	30,203,243	29,515,531
Diluted	30,444,276	29,833,729

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2019 and 2018

(in thousands)

	Three months ended March 31,
	2019	2018
Operating activities
Net income	$17,117	$20,019
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,074	2,726
Stock-based compensation expense	3,534	2,516
Deferred income taxes	172	(2,808)
Distributions from unconsolidated subsidiaries	—	3,460
Equity in income of unconsolidated subsidiaries	—	(3,168)
(Gain) loss on disposition of assets	358	259
Changes in assets and liabilities:
Cash held in escrow	(320)	16,188
Accounts receivable	1,028	994
Inventories	(69,106)	(82,377)
Prepaid expenses and other assets	(2,659)	56
Accounts payable	(15,831)	(1,637)
Accrued expenses and other liabilities	(11,296)	(12,947)
Mortgage loans held for sale	14,529	12,148
Net cash used in operating activities	(59,400)	(44,571)
Investing activities
Purchases of property and equipment	(3,270)	(2,370)
Other investing activities	(14)	295
Net cash used in investing activities	(3,284)	(2,075)
Financing activities
Borrowings under revolving credit facilities	288,800	60,000
Payments on revolving credit facilities	(204,300)	(60,000)
Proceeds from issuance of insurance premium notes and other	9,301	—
Principal payments on notes payable	(7,716)	—
Net proceeds from mortgage repurchase facilities	(13,689)	(11,307)
Net proceeds from issuances of common stock	—	5,021
Repurchases of common stock upon vesting of stock based compensation	(3,166)	(4,790)
Repurchases of common stock under our stock repurchase program	(1,439)	—
Net cash provided by (used in) financing activities	67,791	(11,076)
Net increase (decrease)	$5,107	$(57,722)
Cash and cash equivalents and Restricted cash
Beginning of period	36,441	93,713
End of period	$41,548	$35,991
Supplemental cash flow disclosure
Cash paid for income taxes	$—	$606
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$38,115	$29,986
Restricted cash (Note 6)	3,433	6,005
Cash and cash equivalents and Restricted cash	$41,548	$35,991

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders Equity

For the Three Months ended March 31, 2019 and 2018

(in thousands)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders Equity
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Repurchase of common stock	(83)	—	(1,438)	—	(1,438)
Vesting of restricted stock units	232	1	(3,167)	—	(3,166)
Stock-based compensation expense	—	—	3,534	—	3,534
Net income	—	—	—	17,117	17,117
Balance at March 31, 2019	30,304	303	593,966	281,137	875,406

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders Equity
Balance at December 31, 2017	29,503	$295	$566,790	$168,148	$735,233
Adoption of ASC 606	—	—	—	(583)	(583)
Issuance of common stock	446	3	5,018	—	5,021
Repurchase of common stock	—	—	—	—	—
Repurchase of common stock upon vesting of restricted stock awards	(159)	—	(4,788)	—	(4,788)
Stock-based compensation expense	—	—	2,516	—	2,516
Net income	—	—	—	20,019	20,019
Balance at March 31, 2018	29,790	$298	$569,536	$187,584	$757,418

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that was filed with the SEC on February 13, 2019.

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

Recently Adopted Accounting Standards

Leases

The Financial Accounting Standards Board (which we refer to as “FASB”) issued ASC 842, Leases (which we refer to as “ASC 842”) which requires the recognition of lease assets and lease liabilities by lessees for most leases.  ASC 842 is effective for the Company beginning January 1, 2019 and interim periods within the annual period.  We adopted ASC 842 under a modified retrospective approach using the option to apply the transition provisions on the effective date January 1, 2019. The modified retrospective approach allows the Company to carryforward our historical lease classification, and to present historical periods under legacy lease accounting guidance.  The Company’s leases primarily consist of leases for office space, and computer and office equipment where we are the lessee.

ASC 842 includes several practical expedients which we elected upon adoption including to (a) not reassess the lease classification for any expired or existing leases and (b) not reassess whether previously capitalized initial direct costs qualify for capitalization under ASC 842.  Additionally, we elected to utilize hindsight when determining the lease term.

The adoption of ASC 842 resulted in the establishment of a right of use asset of $17.7 million and a lease liability of $18.7 million on our consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not impact stockholders’ equity.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (which we refer to as “ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments.  ASU 2016-13 changes the probable threshold for initial recognition of a credit loss in current GAAP to a model that reflects an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2020.  We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 15 states.  We build and sell homes under our Century Communities and Wade Jurney Homes brands.  Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections.  Each of our four geographic regions is considered a separate operating segment.  Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and the internet, and provides no option or upgrade selections.  Our Wade Jurney Homes brand currently has operations in ten states and is managed separately from our four geographic regions, accordingly, it is considered a separate operating segment.

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

	Three months ended March 31,
	2019	2018
Revenue:
West	$112,120	$118,920
Mountain	159,666	145,493
Texas	50,486	38,028
Southeast	112,812	93,849
Wade Jurney Homes	89,573	—
Financial Services	8,400	5,556
Corporate	—	—
Total revenue	$533,057	$401,846

Income (loss) before income tax expense:
West	$8,648	$9,869
Mountain	19,308	17,923
Texas	3,749	1,808

Southeast	5,739	4,681
Wade Jurney Homes	3,973	—
Financial Services	1,590	1,161
Corporate	(20,010)	(12,335)
Total income before income tax expense	$22,997	$23,107

The following table summarizes total assets by operating segment (in thousands):

	March 31,	December 31,
	2019	2018
West	$541,455	$502,381
Mountain	636,258	621,757
Texas	217,538	209,550
Southeast	441,454	448,681
Wade Jurney	235,126	204,925
Financial Services	142,633	146,710
Corporate	108,601	120,251
Total assets	$2,323,065	$2,254,255

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Business Combinations

WJH, LLC - Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of the Company.  We initially acquired a 50% ownership interest in WJH in November 2016 as part of a joint venture, which was accounted for under the equity method of accounting.  Our Wade Jurney Homes brand solely targets first time homebuyers in markets which are traditionally underserved by new homebuilders, sells homes through retail studios and the internet, and provides no option or upgrade selections.  The acquired assets primarily include homes under construction that are in various stages of completion and are geographically dispersed.  We determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets.  As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single family residences, we concluded that the acquisition represents a business combination. We incurred $0.4 million in acquisition costs.

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings.  As such, we valued our previously held equity interest in WJH at $35.6 million, which was inclusive of an estimated discount for lack of control of $1.9 million, and recognized a gain of $7.2 million during the year ended December 31, 2018.

The following table outlines the total consideration transferred, inclusive of cash acquired and the fair value of our previously held equity interest (in thousands):

Cash consideration transferred for 50% ownership interest	$37,500
Previously held equity interest acquisition date fair value	35,625
Net assets acquired	$73,125

The following table summarizes our estimates of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$9,464
Cash held in escrow	260
Accounts receivable	1,042
Inventories	156,828
Prepaid expenses and other assets	7,710
Amortizable intangible assets, net	3,600
Goodwill	3,317
$182,221

Accounts payable	$12,516
Accrued expenses and other liabilities	2,349
Total senior notes and revolving line of credit	94,231
Total liabilities	109,096
Fair value of assets acquired	$73,125

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

WJH’s results of operations, which include homebuilding revenues of $89.6 million and income before tax inclusive of purchase price accounting, of $4.0 million are included in our accompanying Consolidated Statement of Operations for the three months ended March 31, 2019.

Pro Forma Financial Information

Pro forma revenue and income before tax expense for the quarter ended March 31, 2018 gives effect to the results of the acquisition of WJH. The effect of the WJH acquisition is reflected as though the acquisition date was as of January 1, 2018.  Unaudited pro forma income before tax expense adjusts the operating results of WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of the acquisition and excludes acquisition expense incurred related to the transactions.

Three months ended March 31, 2018
Total revenues	$474,452

Income before tax expense	$23,113
Tax expense	(3,086)
Net income	$20,027
Less: Undistributed earnings allocated to participating securities	(49)
Numerator for basic and diluted pro forma EPS	$19,978

Pro forma weighted average shares-basic	29,515,531
Pro forma weighted average shares-diluted	29,833,729

Pro forma basic EPS	$0.68
Pro forma diluted EPS	$0.67

4. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2019	2018
Homes under construction	$989,153	$1,073,682
Land and land development	895,518	720,719
Capitalized interest	59,121	53,842
Total inventories	$1,943,792	$1,848,243

5. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”).  Inspire, is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days.  Inspire primarily finances these loans under its mortgage repurchase facilities.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $45.2 million and $26.2 million at March 31, 2019 and December 31, 2018, respectively, and carried a weighted average interest rate of approximately 4.4%, and 4.7%, respectively.  As of March 31, 2019 and December 31, 2018, Inspire had mortgage loans held for sale with an aggregate fair value of $98.6 million and $114.1 million, respectively, and an aggregate outstanding principal balance of $93.8 million and $108.0 million, respectively. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

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

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid insurance	$31,780	$20,226
Lot option and escrow deposits	46,070	51,038
Performance deposits	6,626	4,552
Deferred financing costs revolving line of credit, net	4,226	4,155
Restricted cash	3,433	3,539
Secured note receivable	2,700	4,947
Right of use assets	17,254	—
Insurance receivable and other	11,159	50,260
Total prepaid expenses and other assets	$123,248	$138,717

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2019	2018
Earnest money deposits	$12,922	$13,990
Warranty reserve	8,633	7,970
Accrued compensation costs	17,259	29,770
Land development and home construction accruals	118,653	77,748
Accrued interest	16,583	15,636
Lease liabilities - operating leases	18,184	—
Income taxes payable	3,638	—
Liability for product financing arrangements and other	12,974	68,043
Total accrued expenses and other liabilities	$208,846	$213,157

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. We increased our warranty reserve by $22 thousand during the three months ended March 31, 2019, compared to a $45 thousand decrease during the same period in 2018. This adjustment is included as a reduction to Cost of home sales revenues on our Consolidated Statements of Operations.   Changes in our warranty accrual are detailed in the table below (in thousands):

	Three months ended March 31,
	2019	2018
Beginning balance	$7,970	$8,531
Warranty expense provisions	1,661	1,434
Payments	(1,020)	(959)
Warranty adjustment	22	(45)
Ending balance	$8,633	$8,961

9. Debt

Our outstanding debt obligations included the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
6.875% senior notes, due May 2022(1)	$380,900	$380,567
5.875% senior notes, due July 2025(1)	395,591	395,415
Insurance premium notes and other financing obligations	10,381	8,795
Senior notes payable	786,872	784,777
Revolving line of credit, due April 2022	287,000	202,500
Mortgage repurchase facility	90,866	104,555
Total debt	$1,164,738	$1,091,832

(1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on February 12, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date.  Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  As of March 31, 2019, we had $287.0 million outstanding under the credit facility, leaving $353.0 million in availability and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018 and September 14, 2018, Inspire entered into mortgage warehouse facilities, with Comerica Bank, and J.P. Morgan, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $140 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2019, we had $90.9 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.  During the three months ended March 31, 2019 and 2018, we incurred interest expense on our Repurchase Facilities of $0.6 million and $0.2 million, respectively, which are included in financial services costs on our Consolidated Statements of Operations.

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed.  As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2019 and 2018, we capitalized all interest costs incurred during these periods, except for interest incurred on our Mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three months ended March 31,
	2019	2018
Interest capitalized beginning of period	$53,842	41,762
Interest capitalized during period	17,866	13,357
Less: capitalized interest in cost of sales	(12,587)	(8,959)
Interest capitalized end of period	$59,121	46,160

11. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2019 estimated annual effective tax rate of 26.7% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 1.8%.

For the three months ended March 31, 2019 our estimated annual rate of 26.7% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2019 and 2018, we recorded income tax expense of $5.9 million and $3.1 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		March 31, 2019		December 31, 2018

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,700	$2,616	$4,947	$4,830
Mortgage loans held for sale(2)	Level 2	$98,591	$98,591	$114,074	$114,074

6.875% senior notes(3)	Level 2	$380,900	$385,308	$380,567	$367,618
5.875 % senior notes (3)	Level 2	$395,591	$373,591	$395,415	$351,414
3.278% insurance premium notes(4)	Level 2	$10,381	$10,381	$6,475	$6,475
Revolving line of credit(4)	Level 3	$287,000	$287,000	$202,500	$202,500
Other financing obligation(4)	Level 2	$—	$—	$2,320	$2,320
Mortgage repurchase facilities(4)	Level 2	$90,866	$90,866	$104,555	$104,555

(1)	Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value, which was based on quoted market prices for those committed mortgage loans.
(3)	Estimated fair value of the senior notes incorporated recent trading activity in inactive markets.
(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities are measured at fair value when acquired in a business combination.  Long-lived assets determined to be impaired are measured at fair value.

13. Stock-Based Compensation

During the three months ended March 31, 2019, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $22.01 per share that are subject to both service and performance vesting conditions.  The quantity of shares that will vest under the PSUs ranges from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three-year pre-tax income performance goal. During the three months ended March 31, 2019, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.5 million shares of common stock with a grant date fair value of $23.76 per share that vest over a three-year period.  As of March 31, 2019, we had no remaining unvested restricted stock awards (which we refer to as “RSAs”) outstanding.

A summary of our outstanding RSUs and PSUs, assuming maximum level of performance, are as follows (in thousands, except years):

As of March 31, 2019
Unvested units	1,326
Unrecognized compensation cost	$24,442
Period to recognize compensation cost	2.0 years

During the three months ended March 31, 2019 and 2018, we recognized stock-based compensation expense of $3.5 million and $2.5 million, respectively. Stock-based compensation expense is included in selling, general, and administrative on our Consolidated Statements of Operations.

14. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2019 and December 31, 2018, there were 30.3 million and 30.2 million shares of common stock issued and outstanding, respectively.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. We issued 0.4 million shares of common stock related to the vesting of RSUs during the three months ended March 31, 2019.  As of March 31, 2019, approximately 0.2 million shares remained available for issuance under the 2017 Incentive Plan.

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings.  This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had $72.7 million available for sale as of March 31, 2019. We did not sell or issue any shares of our common stock during the three months ended March 31, 2019. During the three months ended March 31, 2018, we sold and issued an aggregate of 0.2 million shares of our common stock under a prior Distribution Agreement, which provided net proceeds of $5.0 million, and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.1 million. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

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

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share information):

	Three months ended
	March 31,
	2019	2018
Numerator
Net income	$17,117	$20,019
Less: Undistributed earnings allocated to participating securities	—	(49)
Net income allocable to common stockholders	$17,117	$19,970
Denominator
Weighted average common shares outstanding - basic	30,203,243	29,515,531
Dilutive effect of restricted stock units	241,033	318,198
Weighted average common shares outstanding - diluted	30,444,276	29,833,729
Earnings per share:
Basic	$0.57	$0.68
Diluted	$0.56	$0.67

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive.  We excluded 0.3 million common unit equivalents from diluted earnings per share during the three months ended March 31, 2019 related to the PSUs granted during the periods.  We did not have any common unit equivalents to exclude from diluted earnings per share during the three months ended March 31, 2018.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2019, and December 31, 2018, we had $298.0 million and $289.8  million, respectively, in letters of credit and performance bonds issued and outstanding.

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

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions.  Estimates of such amounts are recorded in other assets when recovery is probable.  As of December 31, 2018, substantially all of the amounts reflected in Insurance receivable and other were related to construction claims, which were settled and amounts collected under the applicable insurance policies during the quarter ended March 31, 2019.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flows.

17. Leases

Under ASC 842, the Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

We primarily enter into operating leases for the right to use office space, and computer and office equipment, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew.  We include renewal terms in the lease term when it is reasonably certain that we will exercise the option.  For leases entered into after January 1, 2019, we establish a right of use asset and a lease liability at the commencement date of the lease based on the present value of future minimum lease payments.  As the rate implicit in each lease is not readily determinable, we utilize our incremental borrowing rate in determining the present value of future minimum payments.  Our incremental borrowing rate is determined based on information available at the commencement date.  We account for the lease components and non-lease components as a single lease component. As of March 31, 2019, the Company had $17.3 million and $18.2 million recognized as a right of use asset and lease liability, respectively, which are presented on the consolidated balance sheet within Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively.  The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less.  These leases are not recorded on the Company's balance sheet.

Under both ASC 840 and ASC 842, operating lease expense is recognized on a straight-line basis over the lease term and was $1.4 million and $0.9 million for the quarters ended March 31, 2019 and 2018, respectively.

Information related to the Company’s right of use asset and lease liability were as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for operating lease liabilities	$1,311
Right-of-use assets obtained in exchange for new operating lease obligations	$847
Weighted-average remaining lease term	4.29 years
Weighted-average discount rate	6.39%

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Due in 12 month period ended March 31,
2020	$5,492
2021	5,023
2022	4,027
2023	2,861
2024	2,258
Thereafter	1,251
Total	20,912
Less: discount	(2,728)
Total lease liabilities	$18,184

18. Supplemental Guarantor Information

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of March 31, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$643	2,596	34,876	—	$38,115
Cash held in escrow	—	24,664	—	—	24,664
Accounts receivable	3,627	8,754	55	—	12,436
Investment in consolidated subsidiaries	1,928,076	—	—	(1,928,076)	—
Inventories	—	1,943,792	—	—	1,943,792
Mortgage loans held for sale	—	—	98,591	—	98,591
Prepaid expenses and other assets	13,807	101,649	7,792	—	123,248
Deferred tax assets, net	13,591	—	—	—	13,591
Property and equipment, net	13,966	18,578	927	—	33,471
Amortizable intangible assets, net	—	4,762	—	—	4,762
Goodwill	—	30,395	—	—	30,395
Total assets	$1,973,710	$2,135,190	$142,241	$(1,928,076)	$2,323,065
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$835	73,002	238	—	$74,075
Accrued expenses and other liabilities	33,978	166,029	8,839	—	208,846
Notes payable	776,491	10,381	—	—	786,872
Revolving line of credit	287,000	—	—	—	287,000
Mortgage repurchase facilities	—	—	90,866	—	90,866
Total liabilities	1,098,304	249,412	99,943	—	1,447,659
Stockholders’ equity:	875,406	1,885,778	42,298	(1,928,076)	875,406
Total liabilities and stockholders’ equity	$1,973,710	$2,135,190	$142,241	$(1,928,076)	$2,323,065

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$2,183	2,101	28,618	—	$32,902
Cash held in escrow	—	24,344	—	—	24,344
Accounts receivable	6,117	7,424	(77)	—	13,464
Investment in consolidated subsidiaries	1,827,456	—	—	(1,827,456)	—
Inventories	—	1,848,243	—	—	1,848,243
Mortgage loans held for sale	—	—	114,074	—	114,074
Prepaid expenses and other assets	51,177	85,224	2,316	—	138,717
Deferred tax assets, net	13,763	—	—	—	13,763
Property and equipment, net	13,274	18,989	995	—	33,258
Amortizable intangible assets, net	—	5,095	—	—	5,095
Goodwill	—	30,395	—	—	30,395
Total assets	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$623	88,627	657	—	$89,907
Accrued expenses and other liabilities	75,506	131,548	6,103	—	213,157
Notes payable	775,982	8,795	—	—	784,777
Revolving line of credit	202,500	—	—	—	202,500
Mortgage repurchase facilities	—	—	104,555	—	104,555
Total liabilities	1,054,611	228,970	111,315	—	1,394,896
Stockholders’ equity:	859,359	1,792,845	34,611	(1,827,456)	859,359
Total liabilities and stockholders’ equity	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	523,302	—	—	$523,302
Land sales and other revenues	—	1,355	—	—	1,355
	—	524,657	—	—	524,657
Financial services revenue	—	—	8,400		8,400
Total revenues	—	524,657	8,400	—	533,057
Homebuilding cost of revenues
Cost of home sales revenues	—	(433,757)	—	—	(433,757)
Cost of land sales and other revenues	—	(614)	—	—	(614)
	—	(434,371)	—	—	(434,371)
Financial services costs	—	—	(6,829)		(6,829)
Selling, general and administrative	(18,655)	(50,281)	—	—	(68,936)
Acquisition expense	—	—	—	—	—
Equity in earnings from consolidated subsidiaries	31,163	—	—	(31,163)	—
Equity in income of unconsolidated subsidiaries	—	—	—	—	—
Other income (expense)	101	(45)	20	—	76
Income before income tax expense	12,609	39,960	1,591	(31,163)	22,997
Income tax expense	4,508	(9,990)	(398)	—	(5,880)
Net income	$17,117	$29,970	$1,193	$(31,163)	$17,117

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$394,831	$—	$—	$394,831
Land sales and other revenues	—	1,459	—	—	1,459
	—	396,290	—	—	396,290
Financial services revenue	—	—	5,556	—	5,556
Total revenues	—	396,290	5,556	—	401,846
Homebuilding cost of revenues
Cost of home sales revenues	—	(319,583)	—	—	(319,583)
Cost of land sales and other revenues	—	(877)	—	—	(877)
	—	(320,460)	—	—	(320,460)
Financial services costs	—	—	(4,395)	—	(4,395)
Selling, general and administrative	(15,462)	(41,060)	—	—	(56,522)
Acquisition expense	(173)	—	—	—	(173)
Equity in earnings from consolidated subsidiaries	26,497	—	—	(26,497)	—
Equity in income of unconsolidated subsidiaries	3,168	—	—	—	3,168
Other income (expense)	(233)	(124)	—	—	(357)
Income before income tax expense	13,797	34,646	1,161	(26,497)	23,107
Income tax expense	6,222	(9,008)	(302)	—	(3,088)
Net income	$20,019	$25,638	$859	$(26,497)	$20,019

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(36,731)	(36,216)	13,547	—	$(59,400)
Net cash provided by/(used in) investing activities	$(44,704)	(2,031)	67	43,384	$(3,284)
Financing activities
Borrowings under revolving credit facilities	$288,800	—	—	—	$288,800
Payments on revolving credit facilities	(204,300)	—	—	—	(204,300)
Net proceeds from mortgage repurchase facilities	—	—	(13,689)	—	(13,689)
Proceeds from insurance notes payable	—	9,301	—	—	9,301
Principal payments on notes payable	—	(7,716)	—	—	(7,716)
Issuance of common stock	—	—	—	—	—
Repurchases of common stock under our stock repurchase program	(1,439)	—	—	—	(1,439)
Repurchases of common stock upon vesting of stock based compensation	(3,166)	—	—	—	(3,166)
Payments from (and advances to) parent/subsidiary	—	36,890	6,494	(43,384)	—
Net cash provided by/(used in) financing activities	$79,895	$38,475	$(7,195)	$(43,384)	$67,791
Net decrease	$(1,540)	$228	$6,419	$—	$5,107
Cash and cash equivalents and Restricted cash
Beginning of period	$2,183	4,006	30,252	—	$36,441
End of period	$643	$4,234	$36,671	$—	$41,548

Cash and cash equivalents	$643	2,596	34,876	—	$38,115
Restricted Cash	—	1,638	1,795	—	3,433
Cash and cash equivalents and Restricted cash	$643	$4,234	$36,671	$—	$41,548

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(13,651)	(43,713)	12,793	—	$(44,571)
Net cash provided by/(used in) investing activities	$(33,265)	(1,782)	(25)	32,997	$(2,075)
Financing activities
Borrowings under revolving credit facilities	$60,000	—	—	—	$60,000
Payments on revolving credit facilities	(60,000)	—	—	—	(60,000)
Net proceeds from mortgage repurchase facilities	—	—	(11,307)	—	(11,307)
Proceeds from insurance notes payable	—	—	—	—	—
Principal payments on notes payable	—	—	—	—	—
Issuance of common stock - taxes for vesting	5,021	—	—	—	5,021
Repurchases of common stock under our stock repurchase program	—	—	—	—	—
Repurchases of common stock upon vesting of stock based compensation	(4,790)	—	—	—	(4,790)
Payments from (and advances to) parent/subsidiary	(584)	29,888	3,693	(32,997)	—
Net cash provided by/(used in) financing activities	$(353)	$29,888	$(7,614)	$(32,997)	$(11,076)
Net decrease	$(47,269)	$(15,607)	$5,154	$—	$(57,722)
Cash and cash equivalents and Restricted cash
Beginning of period	$56,234	28,044	9,435	—	$93,713
End of period	$8,965	$12,437	$14,589	$—	$35,991

Cash and cash equivalents	$8,965	8,039	12,982	—	$29,986
Restricted Cash	—	4,398	1,607	—	6,005
Cash and cash equivalents and Restricted cash	$8,965	$12,437	$14,589	$—	$35,991

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

Forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us.  Forward-looking statements are not guarantees of future events or of our performance.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.  Some of these events and factors are described above and in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part I, Item 1A.  Risk Factors” in our Annual Report on Form 10-K, and other risks and uncertainties detailed in this and our other reports and filings with the SEC.  If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements.  New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

As used in this Form 10-Q, references to “we,” “us,” “our” or the “Company” refer to Century Communities, Inc., a Delaware corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note About Forward-Looking Statements” and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Results of Operations

During the three months ended March 31, 2019, we delivered 1,663 homes, with an average sales price of $314.7 thousand, a 76.7% increase and a 25.0% decrease, respectively, as compared to the three months ended March 31, 2018. During the same period, we generated approximately $523.3 million in home sales revenues, approximately $23.0 million in income before income tax expense, and approximately $17.1 million in net income which represented a 32.5% increase, 0.5% decrease, and 14.5% decrease, respectively, as compared to the same period in 2018.

For the three months ended March 31, 2019, our new home contracts, net of cancelations, totaled 1,858, a 34.8% increase over the same respective period in 2018. As of March 31, 2019, we had a backlog of 2,376, a 35.3% increase as compared to March 31, 2018, representing approximately $718.4 million in sales value, a 2.7% decrease as compared to March 31, 2018.

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018.

(in thousands, except per share amounts)	Three months ended March 31,
	2019	2018
Consolidated Statements of Operations:
Revenue
Home sales revenues	$523,302	$394,831
Land sales revenues	1,355	1,459
	524,657	396,290
Financial services revenue	8,400	5,556
Total revenues	533,057	401,846
Homebuilding cost of revenues
Cost of home sales revenues	(433,757)	(319,583)
Cost of land sales and other revenues	(614)	(877)
	(434,371)	(320,460)
Financial services costs	(6,829)	(4,395)
Selling, general, and administrative	(68,936)	(56,522)
Acquisition expense	—	(173)
Equity in income of unconsolidated subsidiaries	—	3,168
Other income (expense)	76	(357)
Income before income tax expense	22,997	23,107
Income tax expense	(5,880)	(3,088)
Net income	$17,117	$20,019
Earnings per share:
Basic	$0.57	$0.68
Diluted	$0.56	$0.67
Adjusted diluted earnings per share(1)	$0.60	$0.75
Other Operating Information (dollars in thousands):
Number of homes delivered	1,663	941
Average sales price of homes delivered	$314.7	$419.6
Homebuilding gross margin percentage	17.1%	19.1%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	19.8%	23.2%
Backlog at end of period, number of homes	2,376	1,757
Backlog at end of period, aggregate sales value	$718,443	$738,015
Average sales price of homes in backlog	$302.3	$420.0
Net new home contracts	1,858	1,378
Selling communities at period end	125	125
Average selling communities	129	125
Total owned and controlled lot inventory	37,932	30,333
Adjusted EBITDA(1)	$40,397	$42,266
Adjusted income before income tax expense(1)	$24,721	$30,549
Adjusted net income(1)	$18,400	$22,453

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP.  See the reconciliations to the most comparable GAAP measure and other information under “ - Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
West	200	200	$560.3	$594.6	$112,064	$118,920	$8,648	$9,869
Mountain	367	343	$432.2	$420.6	158,631	144,261	19,308	17,923
Texas	166	108	$303.7	$349.9	50,418	37,786	3,749	1,808
Southeast	335	290	$336.2	$323.7	112,616	93,864	5,739	4,681
WJH	595	—	$150.5	$—	89,573	—	3,973	—
Financial Services	—	—	$—	$—	—	—	1,590	1,161
Corporate	—	—	$—	$—	—	—	(20,010)	(12,335)
Total	1,663	941	$314.7	$419.6	$523,302	$394,831	$22,997	$23,107

West

In our West segment, for the three months ended March 31, 2019, our income before income tax decreased by $1.2 million to $8.6 million. No purchase accounting adjustments were made for our West segment for the three months ended March 31, 2019. Our income before income tax is inclusive of $6.8 million of purchase accounting adjustments for the three months ended March 31, 2018. During the three months ended March 31, 2019, we delivered 200 homes with an average sales price of $560.3 thousand and generated $112.1 million in home sales revenue in the West. Our operating margins in the West were impacted during the three months ended March 31, 2019 by the geographic mix of deliveries that occurred as compared to the three months ended March 31, 2018.

Mountain

In our Mountain segment, for the three months ended March 31, 2019, our income before income tax increased by $1.4 million to $19.3 million, as compared to $17.9 million for the same period in 2018.  This increase is primarily related to an increase in the number of homes delivered of 7% and an increase in the average selling price of those homes of 3% as compared to the same period in 2018.

Texas

In our Texas segment, for the three months ended March 31, 2019, our income before income tax increased by $1.9 million to $3.7 million as compared $1.8 million for the same period in 2018.  The increase in income before income tax is primarily related to an increase in the number of homes delivered in 2019, of 54%, which was partially offset by a decrease in the average sales price as we shifted our focus towards first time homebuyers.

Southeast

In our Southeast segment, for the three months ended March 31, 2019, our income before income tax increased by $1.0 million to $5.7 million as compared to $4.7 million for the same period in 2018. No purchase accounting adjustments were made for our Southeast segment for the three months ended March 31, 2019. Our income before income tax is inclusive of $0.4 million of purchase accounting adjustments for the three months ended March 31, 2018. This increase is primarily related to an increase in the number of homes delivered of 16% as well as an increase in the average selling price of those homes in 2019.

Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million. For the three months ended March 31, 2019, we delivered 595 new homes with an average price of $150.5 thousand and generated $89.6 million in home sales revenues in our WJH segment. Our income before income tax of $4.0 million is inclusive of the remaining $1.7 million of purchase accounting adjustment.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  The increase in our income before income tax of $0.4 million is a result of an increase in the number of mortgages originated of 75.1% as compared to 2018. During the three months ended March 31, 2019, we originated and closed 585 loans with a total principal amount of $181.2 million, as compared to 334 loans for a total principal of $104.9 million during the same period in 2018. The results of Parkway Title, LLC and IHL Home Insurance Agency, LLC for the three months ended March 31, 2019 and 2018 were not material to our Financial Services segment.

Corporate

During the three months ended March 31, 2019, our Corporate segment generated losses of $20.0 million, as compared to losses of $12.3 million for the same period in 2018.  The increase in expenses during the three months ended March 31, 2019 was primarily attributed to the following: (1)  an increase of $2.0 million in compensation related expenses, including non-cash expenses for share based payments, driven by an increase in our number of employees as a result of growth and our acquisition of WJH, (2) an increase of $1.2 million in legal costs, and (3) nominal increases in numerous items associated with our increased scale including rent, insurance, consulting, travel, and depreciation. These increases were partially offset by a $3.2 million reduction in equity in earnings on unconsolidated subsidiaries.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended March 31, 2019 to 17.1%,  as compared to 19.1% for the same period in 2018. The decrease was primarily related to the geographic mix of closings between periods, continued cost pressure, and higher incentives throughout our markets.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three months ended March 31,

	2019	%	2018	%

Home sales revenues	$523,302	100.0%	$394,831	100.0%
Cost of home sales revenues	(433,757)	(82.9)%	(319,583)	(80.9)%
Gross margin from home sales	89,545	17.1%	75,248	19.1%
Add: Interest in cost of home sales revenues	12,587	2.4%	8,959	2.3%
Adjusted homebuilding gross margin excluding interest	102,132	19.5%	84,207	21.3%
Add: Purchase price accounting for acquired work in process inventory	1,724	0.3%	7,269	1.8%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory	$103,856	19.8%	$91,476	23.2%
(1)

This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three months ended March 31, 2019, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 19.8%, as compared to 23.2%, for the same period in 2018.  The decrease was primarily related to the geographic mix of closings between periods, continued cost pressure, and higher incentives throughout our markets. We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three months ended March 31,		Increase
	2019	2018	Amount	%
Selling, general and administrative	$(68,936)	$(56,522)	$(12,414)	22.0%
As a percentage of home sales revenue	13.2%	14.3%

Our selling, general and administrative costs increased $12.4 million for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily attributable to the following: (1) an increase of $4.6 million in commission expense resulting from a 32.5% increase in home sales revenues and our acquisition of WJH, (2) an increase of $6.0 million in our compensation-related expenses, including incentive compensation associated with higher headcount to support our growth, and (3) an increase of $0.9 million in litigation expenses.  Our selling, general and administrative costs as a percentage of home sales revenue improved 110-basis points primarily due to process enhancements, tighter cost controls and scale benefits derived from our expanded homebuilding platform.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period.  Our 2019 estimated annual effective tax rate of 26.7% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 1.8%.

For the three months ended March 31, 2019, our estimated annual rate of 26.7% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2019 and 2018, we recorded income tax expense of $5.9 million and $3.1 million, respectively.

Segment Assets

(Dollars in thousands)

	March 31,	December 31,	Increase (Decrease)
	2019	2018	Amount	Change
West	$541,455	$502,381	$39,074	7.8%
Mountain	636,258	621,757	14,501	2.3%
Texas	217,538	209,550	7,988	3.8%
Southeast	441,454	448,681	(7,227)	(1.6)%
WJH	235,126	204,925	30,201	14.7%
Financial Services	142,633	146,710	(4,077)	(2.8)%
Corporate	108,601	120,251	(11,650)	(9.7)%
Total assets	$2,323,065	$2,254,255	$68,810	3.1%

Lots owned and	March 31, 2019			December 31, 2018			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,377	1,575	4,952	3,457	1,790	5,247	(2.3)%	(12.0)%	(5.6)%
Mountain	5,314	5,904	11,218	5,335	5,641	10,976	(0.4)%	4.7%	2.2%
Texas	3,819	1,439	5,258	3,943	2,616	6,559	(3.1)%	(45.0)%	(19.8)%
Southeast	4,853	2,231	7,084	4,828	2,808	7,636	0.5%	(20.5)%	(7.2)%
Wade Jurney Homes	3,237	6,183	9,420	3,447	4,054	7,501	NM	NM	NM
Total	20,600	17,332	37,932	21,010	16,909	37,919	(2.0)%	2.5%	0.0%

NM – Not Meaningful

Of our total lots owned and controlled as of March 31, 2019, 54.3% were owned and 45.7% were controlled, as compared to 55.4% owned and 44.6% controlled as of December 31, 2018.

Total assets increased by $68.8 million, or 3.1%, to $2.3 billion at March 31, 2019.

Other Homebuilding Operating Data

	Three months ended
Net new home contracts	March 31,		Increase (Decrease)
	2019	2018	Amount	% Change
West	203	216	(13)	(6.0)%
Mountain	454	545	(91)	(16.7)%
Texas	229	149	80	53.7%
Southeast	345	468	(123)	(26.3)%
WJH	627	—	627	NM
Total	1,858	1,378	480	34.8%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2019 increased by 480 homes, or 34.8%, to 1,858, compared to 1,378 for the same period in 2018. The increase in our net new home contracts was primarily driven by our acquisition of WJH.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three months ended March 31, 2019 by segment are included in the tables below:

	Three months ended March 31,		Increase (Decrease)
	2019	2018	Amount	% Change
West	3.2	4.8	(1.6)	(33.3)%
Mountain	3.5	5.9	(2.4)	(40.7)%
Texas	3.8	1.8	2.0	111.1%
Southeast	2.8	3.1	(0.3)	(9.7)%
WJH	N/A	N/A	N/A	N/A
Total	3.3	3.7	(0.4)	(10.8)%

N/A – Not Applicable

Our absorption rates decreased by 10.8% to 3.3 per month during the three months ended March 31, 2019, as compared to the same periods in 2018.   Our absorptions for our Century Communities brand moderated slightly during the three months ended March 31, 2019 as compared to 2018.  The moderation was a result of muted sales early in the quarter due to general uncertainty in the macroeconomic environment.

Selling communities at period end	As of March 31,		Increase/(Decrease)
	2019	2018	Amount	% Change

West	21	14	7	50.0%
Mountain	43	31	12	38.7%
Texas	20	29	(9)	(31.0)%
Southeast	41	51	(10)	(19.6)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	125	125	—	—%

N/A – Not Applicable

Our selling communities remained at 125 communities at March 31, 2019 as compared to March 31, 2018.  As WJH does not sell homes by community, but through studios, there is no community or absorptions presented for that segment.

Backlog

(Dollars in thousands)

	As of March 31,
	2019			2018			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	221	$113,639	$514.2	286	$176,351	$616.6	(22.7)%	(35.6)%	(16.6)%
Mountain	488	215,296	440.9	657	282,131	429.2	(25.7)%	(23.7)%	2.7%
Texas	244	82,934	339.9	256	92,726	362.2	(4.7)%	(10.6)%	(6.2)%
Southeast	480	160,833	335.1	558	186,806	334.8	(14.0)%	(13.9)%	0.1%
Wade Jurney Homes	943	145,743	154.6	—	—	—	NM	NM	NM
Total / Weighted Average	2,376	$718,443	$302.3	1,757	$738,015	$420.0	35.2%	(2.7)%	(28.0)%

NM – Not Meaningful

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home.  At March 31, 2019, we had 2,376 homes in backlog with a total value of $718.4 million, which represents an increase of 35.2% and decrease of 2.7%, respectively, as compared to March 31, 2018.  The increase in backlog is primarily attributable to our acquisition of WJH, partially offset by decreases in the other segments. The decrease in average sales price of homes in backlog and the overall dollar value of backlog is driven by our acquisition of WJH, which sells homes at lower average sales prices.

Supplemental Pro Forma Information

The supplemental pro forma information below presents pro forma combined financial and operating data reflecting the WJH acquisition as if it had occurred on January 1, 2018.  The selected condensed combined pro forma data combines the historical home sales revenues, net new home contracts, new homes delivered and average sales price of homes delivered of Century and WJH.  The pro forma information is for informational purposes only and supplements our Condensed Consolidated Financial Statements prepared in accordance with US GAAP. We believe that the pro forma information is useful as it provides additional information given the significant impact of the acquisition, and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. The pro forma information below does not purport to reflect the results of operations that would have occurred if WJH had been acquired on January 1, 2018, nor does the pro forma information purport to represent the results of operations of the Company for any future dates or periods.

(dollars in thousands)	Three months ended March 31, 2018
	Pro Forma Home Sales Revenues	Pro Forma Net New Home Contracts	Pro Forma Homes Delivered	Pro Forma Average Sales Price
West	$118,920	216	200	$594.6
Mountain	144,261	545	343	420.6
Texas	37,786	149	108	349.9
Southeast	93,864	468	290	323.7
WJH	78,162	838	517	151.2
Total	$472,993	2,216	1,458	$324.4

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 13, 2019, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2019 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and from time to time proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

Revolving Credit Facility

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on February 12, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2022.  Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date.  Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default.  These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly.  Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.  As of March 31, 2019, we had $287.0 million outstanding under the credit facility, leaving $353.0 million in availability and were in compliance with all covenants.

At the Market Offerings

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings.  This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had $72.7 million available for sale as of March 31, 2019.  We did not sell or issue any shares of our common stock during the three months ended March 31, 2019. During the three months ended March 31, 2018, we sold and issued an aggregate of 0.2 million shares of our common stock under a prior Distribution Agreement, which provided net proceeds of $5.0 million, and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.1 million. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Mortgage Repurchase Facility and Mortgage Warehouse Line of Credit – Financial Services

On May 4, 2018 and September 14, 2018 Inspire entered into mortgage warehouse facilities, with Comerica Bank, and J.P. Morgan, respectively.  The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provides Inspire with uncommitted repurchase facilities of up to $140 million, secured by the mortgage loans financed thereunder.  Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2019, we had $90.9 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2019 and December 31, 2018, we had $298.0 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding.  Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
6.875% senior notes, due May 2022(1)	$380,900	$380,567
5.875% senior notes, due July 2025(1)	395,591	395,415
Other financing obligations	10,381	8,795
Senior notes payable	786,872	784,777
Revolving line of credit, due April 2022	287,000	202,500
Mortgage repurchase facility	90,866	104,555
Total debt	$1,164,738	$1,091,832

(1)    The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 13, 2019.

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

During the three months ended March 31, 2018, an aggregate of 83,000 shares were repurchased for a total purchase price of approximately $1.4 million or an average of $17.14 per share.

Cash Flows—Three months ended March 31, 2019 Compared to the Three months ended March 31, 2018

For the three months ended March 31, 2019 and 2018, the comparison of cash flows is as follows:

•

Our primary sources of cash flows from operations are from the sale of single family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single family attached and detached homes and the origination of mortgage held for sale.  During the three months ended March 31, 2019 and 2018 we used $59.4 million and $44.6 million in cash from operations, respectively.  The increase in cash used from operations is a result of additional expenditures on working capital items, including inventories, which were partially offset by increases in home sale revenues during the period.

•

Net cash used in investing activities increased to $3.3 million during the three months ended March 31, 2019, compared to $2.1 million used during the same period in 2018. This increase was primarily related to the increase in purchases of property and equipment during 2019 as compared to 2018.

•

Net cash provided by financing activities was $67.8 million during the three months ended March 31, 2019, compared to $11.1 million used during the same period in 2018. This increase was primarily attributable to net proceeds received from an increase in net draws on our revolving credit facility and proceeds from insurance notes payable, partially offset by increases in our principal payments on notes payable.

As of March 31, 2019, our cash and cash equivalents and restricted cash balance was $41.5 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2019, we had outstanding purchase contracts and option contracts for 17,332 lots totaling $397.8 million and had $37.4 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contacts occurring in future periods, if at all.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities.  As of March 31, 2019 and December 31, 2018, we had $298.0 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding.  We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Non-GAAP Financial Measures

In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, net debt to net capital, and adjusted net earnings per diluted common shares. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three months ended March 31, 2019 and 2018. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, and (v) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations and purchase price accounting for investment in unconsolidated subsidiaries, and (vi) acquisition expense. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three months ended March 31,
	2019	2018	% Change
Net income	$17,117	$20,019	(14.5)%
Income tax expense	5,880	3,088	90.4%
Interest in cost of home sales revenues	12,587	8,959	40.5%
Interest expense (income)	15	2	650.0%
Depreciation and amortization expense	3,074	2,726	12.8%
EBITDA	38,673	34,794	11.1%
Purchase price accounting for acquired work in process inventory	1,724	7,269	(76.3)%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	—	30	(100.0)%
Acquisition expense	—	173	(100.0)%
Adjusted EBITDA	$40,397	$42,266	(4.4)%

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net  homebuilding debt (senior notes payable and borrowing under our revolving line of credit less cash and cash equivalents and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

	March 31,	December 31,
	2019	2018
Total homebuilding debt	$1,073,872	$987,277
Total stockholders' equity	875,406	859,359
Total capital	$1,949,278	$1,846,636
Debt to capital	55.1%	53.5%

Total homebuilding debt	$1,073,872	$987,277
Cash and cash equivalents	(38,115)	(32,902)
Cash held in escrow	(24,664)	(24,344)
Net debt	1,011,093	930,031
Total stockholders' equity	875,406	859,359
Net capital	$1,886,499	$1,789,390

Net homebuilding debt to net capital	53.6%	52.0%

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

	Three months ended
	March 31,
	2019	2018
Numerator
Net income	$17,117	$20,019
Less: Undistributed earnings allocated to participating securities	—	(49)
Net income allocable to common stockholders	$17,117	$19,970
Denominator
Weighted average common shares outstanding - basic	30,203,243	29,515,531
Dilutive effect of restricted stock units	241,033	318,198
Weighted average common shares outstanding - diluted	30,444,276	29,833,729
Earnings per share:
Basic	$0.57	$0.68
Diluted	$0.56	$0.67

Adjusted Earnings per share
Numerator
Income before income tax expense	$22,997	$23,107
Purchase price accounting for acquired work in process inventory	1,724	7,269
Acquisition expense	-	173
Adjusted income before income tax expense	24,721	30,549
Adjusted income tax expense(1)	(6,321)	(8,096)
Adjusted net income	18,400	22,453
Less: Adjusted undistributed earnings allocated to participating securities	—	(55)
Adjusted net income allocable to common stockholders	$18,400	$22,398

Denominator - Diluted	30,444,276	29,833,729

Adjusted diluted earnings per share	$0.60	$0.75

(1)

The tax rate used in calculating adjusted net income for the three months ended March 31, 2019 was our GAAP tax rate of 25.6%.  For the three months ended March 31, 2018, the tax rate utilized was 26.5% which is reflective of the Company’s GAAP tax rate for the applicable period adjusted for certain discrete items.

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

In our Financial Services business, we utilize mortgage-backed securities, forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held-for-sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also hedge our interest rate exposure through entering into interest rate swap futures.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as March 31, 2019, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2019 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal  year ended December 31, 2018 that was filed with the SEC on February 13, 2019.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017 (File No. 001-36491))

10.1

Commitment Increase and Joinder Agreement, dated February 12, 2019, among Century Communities, Inc., the subsidiary guarantors party thereto and BMO Harris Bank,  CIBC Bank USA,  Flagstar Bank, LegacyTexas Bank, and Texas Capital Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2019 (File No. 001-36491))

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

Century Communities, Inc.

Date: May 2, 2019	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: May 2, 2019	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2019	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)