Form 10-Q
period 2019-06-30
Century Communities, Inc.
filed 2019-07-31
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36491

Century Communities, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0521411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8390 East Crescent Parkway, Suite 650 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code): (303) 770-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CCS	NYSE

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

On July 25, 2019, 30,438,505 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2019

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
Assets	(unaudited)
Cash and cash equivalents	$31,704	$32,902
Cash held in escrow	25,838	24,344
Accounts receivable	15,999	13,464
Inventories	2,009,769	1,848,243
Mortgage loans held for sale	122,085	114,074
Prepaid expenses and other assets	123,343	138,717
Property and equipment, net	33,469	33,258
Deferred tax assets, net	13,335	13,763
Amortizable intangible assets, net	4,436	5,095
Goodwill	30,395	30,395
Total assets	$2,410,373	$2,254,255
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$97,043	$89,907
Accrued expenses and other liabilities	212,750	213,157
Notes payable	890,606	784,777
Revolving line of credit	212,000	202,500
Mortgage repurchase facilities	100,745	104,555
Total liabilities	1,513,144	1,394,896
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,438,505 and 30,154,791 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	304	302
Additional paid-in capital	600,293	595,037
Retained earnings	296,632	264,020
Total stockholders' equity	897,229	859,359
Total liabilities and stockholders' equity	$2,410,373	$2,254,255

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Homebuilding revenues
Home sales revenues	$608,636	$522,164	$1,131,938	$916,995
Land sales and other revenues	1,399	1,714	2,754	3,174
	610,035	523,878	1,134,692	920,169
Financial services revenue	9,915	8,014	18,315	13,571
Total revenues	619,950	531,892	1,153,007	933,740
Homebuilding cost of revenues
Cost of home sales revenues	(503,928)	(427,197)	(937,685)	(746,780)
Cost of land sales and other revenues	(877)	(1,040)	(1,491)	(1,917)
	(504,805)	(428,237)	(939,176)	(748,697)
Financial services costs	(7,747)	(5,385)	(14,576)	(9,781)
Selling, general and administrative	(75,217)	(63,634)	(144,153)	(120,156)
Loss on debt extinguishment	(10,832)	—	(10,832)	—
Acquisition expense	—	(165)	—	(338)
Equity in income of unconsolidated subsidiaries	—	11,681	—	14,849
Other income (expense)	(519)	350	(443)	(8)
Income before income tax expense	20,830	46,502	43,827	69,609
Income tax expense	(5,335)	(13,309)	(11,215)	(16,397)
Net income	$15,495	$33,193	$32,612	$53,212

Earnings per share:
Basic	$0.51	$1.11	$1.08	$1.79
Diluted	$0.51	$1.10	$1.07	$1.77
Weighted average common shares outstanding:
Basic	30,341,628	29,901,791	30,272,818	29,709,728
Diluted	30,568,848	30,170,689	30,506,945	30,003,276

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$32,612	$53,212
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,196	5,512
Stock-based compensation expense	7,468	6,323
Loss on debt extinguishment	10,832	—
Deferred income taxes	428	(989)
Distributions from unconsolidated subsidiaries	—	7,432
Equity in income of unconsolidated subsidiaries	—	(14,849)
(Gain) loss on disposition of assets	526	230
Changes in assets and liabilities:
Cash held in escrow	(1,495)	(5,897)
Accounts receivable	(2,535)	(6,199)
Inventories	(121,734)	(124,863)
Prepaid expenses and other assets	(5,041)	(2,404)
Accounts payable	7,137	22,260
Accrued expenses and other liabilities	(18,428)	(15,634)
Mortgage loans held for sale	(8,965)	(5,026)
Net cash provided by (used in) operating activities	(92,999)	(80,892)
Investing activities
Purchases of property and equipment	(6,274)	(7,534)
Business combinations net of acquired cash	—	(28,036)
Other investing activities	59	322
Net cash provided by (used in) investing activities	(6,215)	(35,248)
Financing activities
Borrowings under revolving credit facilities	767,600	305,000
Payments on revolving credit facilities	(758,100)	(175,000)
Proceeds from issuance of senior notes due 2027	500,000	—
Extinguishment of senior notes due 2022	(391,942)	—
Extinguishments of debt assumed in business combination	—	(94,231)
Debt issuance costs	(5,728)	(3,521)
Proceeds from issuance of insurance premium notes and other	9,301	—
Principal payments on insurance notes payable	(17,586)	—
Net proceeds from mortgage repurchase facilities	(3,805)	4,679
Net proceeds from issuances of common stock	2,663	14,309
Repurchases of common stock upon vesting of stock based compensation	(3,434)	(4,788)
Repurchases of common stock under our stock repurchase program	(1,439)	—
Net cash provided by (used in) financing activities	97,530	46,448
Net increase (decrease)	$(1,684)	$(69,692)
Cash and cash equivalents and Restricted cash
Beginning of period	36,441	93,713
End of period	$34,757	$24,021
Supplemental cash flow disclosure
Cash paid for income taxes	$13,111	$26,323
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$31,704	$19,482
Restricted cash (Note 6)	3,053	4,539
Cash and cash equivalents and Restricted cash	$34,757	$24,021

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands)

Three Months Ended June 30, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2019	30,304	$303	$593,966	$281,137	$875,406
Issuance of common stock	100	1	2,662	—	2,663
Vesting of restricted stock units	35	—	(268)	—	(268)
Stock-based compensation expense	—	—	3,933	—	3,933
Net income	—	—	—	15,495	15,495
Balance at June 30, 2019	30,439	$304	$600,293	$296,632	$897,229

Balance at March 31, 2018	29,790	$298	$569,536	$187,584	$757,418
Issuance of common stock	320	3	9,284	—	9,287
Vesting of restricted stock units	9	—	—	1	1
Stock-based compensation expense	—	—	3,807	—	3,807
Net income	—	—	—	33,193	33,193
Balance at June 30, 2018	30,119	$301	$582,627	$220,778	$803,706

Six Months Ended June 30, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Issuance of common stock	100	1	2,662	—	2,663
Repurchase of common stock	(83)	(1)	(1,438)	—	(1,439)
Vesting of restricted stock units	267	2	(3,436)	—	(3,434)
Stock-based compensation expense	—	—	7,468	—	7,468
Net income	—	—	—	32,612	32,612
Balance at June 30, 2019	30,439	$304	$600,293	$296,632	$897,229

Balance at December 31, 2017	29,503	$295	$566,790	$168,148	$735,233
Adoption of ASC 606	—	—	—	(582)	(582)
Issuance of common stock	776	6	14,302	—	14,308
Repurchase of common stock	(160)	—	(4,788)	—	(4,788)
Stock-based compensation expense	—	—	6,323	—	6,323
Net income	—	—	—	53,212	53,212
Balance at June 30, 2018	30,119	$301	$582,627	$220,778	$803,706

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Iowa, Michigan, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and variable interest entities for which the Company is deemed to be the primary beneficiary. We currently do not have any variable interest entities in which we are deemed the primary beneficiary. All intercompany accounts and transactions have been eliminated.

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

Recently Adopted Accounting Standards

Leases

The Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Codification (ASC) 842, Leases (which we refer to as “ASC 842”) which requires the recognition of lease assets and lease liabilities by lessees for most leases.  ASC 842 is effective for the Company beginning January 1, 2019 and interim periods within the annual period.  We adopted ASC 842 under a modified retrospective approach using the option to apply the transition provisions on the effective date January 1, 2019. The modified retrospective approach allows the Company to carry forward our historical lease classification, and to present historical periods under legacy lease accounting guidance. The Company’s leases primarily consist of leases for office space, and computer and office equipment where we are the lessee.

ASC 842 includes several practical expedients which we elected upon adoption including to (a) not reassess the lease classification for any expired or existing leases and (b) not reassess whether previously capitalized initial direct costs qualify for capitalization under ASC 842. Additionally, we elected to utilize hindsight when determining the lease term.

The adoption of ASC 842 resulted in the establishment of a right of use asset of $17.7 million and a lease liability of $18.7 million on our condensed consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not impact stockholders’ equity.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (which we refer to as “ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 changes the probable threshold for initial recognition of a credit loss in current GAAP to a model that reflects an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for our interim and annual reporting periods beginning January 1, 2020. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and the internet, and provides no option or upgrade selections. Our Wade Jurney Homes brand currently has operations in eleven states and is managed separately from our four geographic regions, accordingly, it is considered a separate operating segment.

The management of our four geographic regions and Wade Jurney Homes reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company. The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments:

•West (California and Washington)

•Mountain (Colorado, Nevada and Utah)

•Texas

•Southeast (Georgia, North Carolina, South Carolina and Tennessee)

•Wade Jurney Homes (Alabama, Arizona, Florida, Georgia, Indiana, Iowa, Michigan, North Carolina, Ohio, South Carolina, and Texas)

We have also identified our Financial Services operations, which provide mortgage, title, and insurance services to our homebuyers, as a sixth reportable segment. Our Corporate segment is a non-operating segment, as it serves to support our homebuilding, and to a lesser extent our financial services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments.  The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
West	$135,226	$129,218	$247,346	$248,139
Mountain	179,410	180,523	339,076	326,016
Texas	61,522	63,545	112,008	101,573
Southeast	124,814	125,346	237,626	219,195
Wade Jurney Homes	109,063	25,246	198,636	25,246
Financial Services	9,915	8,014	18,315	13,571
Corporate	—	—	—	—
Total revenue	$619,950	$531,892	$1,153,007	$933,740

Income (loss) before income tax expense:
West	$9,973	$12,022	$18,621	$21,890
Mountain	22,526	25,319	41,834	43,242

Texas	5,587	4,972	9,336	6,780
Southeast	4,649	9,149	10,388	13,830
Wade Jurney Homes	8,318	(186)	12,291	(186)
Financial Services	2,168	2,629	3,739	3,790
Corporate	(32,391)	(7,403)	(52,382)	(19,737)
Total income before income tax expense	$20,830	$46,502	$43,827	$69,609

The following table summarizes total assets by operating segment (in thousands):

	June 30,	December 31,
	2019	2018
West	$570,149	$502,381
Mountain	644,291	621,757
Texas	225,283	209,550
Southeast	446,148	448,681
Wade Jurney	269,115	204,925
Financial Services	160,709	146,710
Corporate	94,678	120,251
Total assets	$2,410,373	$2,254,255

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

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, we valued our previously held equity interest in WJH at June 14, 2018 at $35.6 million, which was inclusive of an estimated discount for lack of control of $1.9 million, and recognized a gain of $7.2 million during the three months ended June 30, 2018.

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

The Company determined that WJH’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

WJH’s results of operations for the three and six months ended June 30, 2019, which include homebuilding revenues of $109.1 million and $198.6 million, respectively, and income before tax of $8.3 million and $12.3 million, respectively, are included in our accompanying condensed consolidated statement of operations. From the acquisition date, WJH’s results of operations include homebuilding revenues of $25.2 million, and loss before tax of $0.2 million for the three and six months ended June 30, 2018.

Pro Forma Financial Information

Pro forma revenue and income before tax expense for the three and six months ended June 30, 2018 give effect to the results of the acquisition of WJH. The effect of the WJH acquisition is reflected as though the acquisition date was as of January 1, 2018.  Unaudited pro forma income before tax expense adjusts the operating results of WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of the acquisition and excludes acquisition expense incurred related to the transactions.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total revenues	$604,120	$1,084,131

Income before tax expense	$43,912	$63,184
Income tax expense	(10,978)	(15,795)
Net income	$32,934	$47,389
Less: Undistributed earnings allocated to participating securities	(3)	(59)
Numerator for basic and diluted pro forma EPS	$32,931	$47,330

Pro forma weighted average shares-basic	29,901,791	29,709,728
Pro forma weighted average shares-diluted	30,170,689	30,003,276

Pro forma basic EPS	$1.10	$1.59
Pro forma diluted EPS	$1.09	$1.58

4. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2019	2018
Homes under construction	$1,088,075	$1,073,682
Land and land development	858,626	720,719
Capitalized interest	63,068	53,842
Total inventories	$2,009,769	$1,848,243

5. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”).  Inspire, is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans under its mortgage repurchase facilities.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $51.6 million and $26.2 million at June 30, 2019 and December 31, 2018, respectively, and carried a weighted average interest rate of approximately 4.0%, and 4.7%, respectively.  As of June 30, 2019 and December 31, 2018, Inspire had mortgage loans held for sale with an aggregate fair value of $122.1 million and $114.1 million, respectively, and an aggregate outstanding principal balance of $116.4 million and $108.0 million, respectively. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

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

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid insurance	$28,032	$20,226
Lot option and escrow deposits	50,326	51,038
Performance deposits	6,502	4,552
Deferred financing costs revolving line of credit, net	3,878	4,155
Restricted cash	3,053	3,539
Secured note receivable	2,672	4,947
Right of use assets	16,760	—
Insurance receivable and other	12,120	50,260
Total prepaid expenses and other assets	$123,343	$138,717

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2019	2018
Earnest money deposits	$13,310	$13,990
Warranty reserve	9,768	7,970
Accrued compensation costs	21,817	29,770
Land development and home construction accruals	124,380	77,748
Accrued interest	15,372	15,636
Lease liabilities - operating leases	17,466	—
Liability for product financing arrangements and other	10,637	68,043
Total accrued expenses and other liabilities	$212,750	$213,157

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. We increased our warranty reserve by $202 thousand during the three months ended June 30, 2019, compared to a $115 thousand decrease during the same period in 2018. We increased our warranty reserve by $224 thousand during the six months ended June 30, 2019, compared to a $160 thousand decrease during the same period in 2018. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations. Changes in our warranty accrual are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$8,633	$8,961	$7,970	$8,531
Warranty reserve assumed in business combination	—	397	—	397
Warranty expense provisions	2,107	1,787	3,768	3,221
Payments	(1,174)	(761)	(2,194)	(1,720)
Warranty adjustment	202	(115)	224	(160)
Ending balance	$9,768	$10,269	$9,768	$10,269

9. Debt

Our outstanding debt obligations included the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
6.750% senior notes, due May 2027(1)	$494,329	$—
5.875% senior notes, due July 2025(1)	395,767	395,415
6.875% senior notes, due May 2022(1)	—	380,567
Insurance premium notes and other financing obligations	510	8,795
Senior notes payable	890,606	784,777
Revolving line of credit, due April 2022	212,000	202,500
Mortgage repurchase facility	100,745	104,555
Total debt	$1,203,351	$1,091,832

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Issuance of 6.750% Senior Notes Due 2027

In May 2019, the Company completed a private offering of $500.0 million aggregate principal amount of the Company’s 6.750% Senior Notes due 2027 (the “2027 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933. The 2027 Notes were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The 2027 Notes were issued at 100% of their principal amount and we received net proceeds of $494.3 million. The 2027 Notes contain certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2027 Notes is due June 2027, with interest only payments due semi-annually in June and December of each year, beginning on December 1, 2019.

In connection with this issuance, the Company deferred $5.7 million of issuance costs, which is presented in the notes payable line item of the condensed consolidated balance sheet.

Extinguishment of 6.875% Senior Notes Due 2022

During the three months ended June 30, 2019, the Company extinguished $385.0 million in outstanding principal of our 6.875% Senior Notes due 2022 (the “2022 Notes”). The extinguishment was the result of two separate transactions whereby a tender offer validly tendered $189.3 million of the 2022 Notes on March 23, 2019 and the remaining $195.7 million was redeemed in accordance with the Indenture agreement on June 10, 2019. The transaction resulted in a loss of $10.8 million, which is presented in loss on debt extinguishment in the consolidated statement of operations.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on February 12, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2022. Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. As of June 30, 2019, we had $212.0 million outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018 and September 14, 2018, Inspire entered into mortgage warehouse facilities, with Comerica Bank, and J.P. Morgan, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $160 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2019, we had $100.7 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business. During the three months ended June 30, 2019 and 2018, we incurred interest expense on our repurchase facilities of $0.9 million and $0.3 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the six months ended June 30, 2019 and 2018, we incurred interest expense on our repurchase facilities of $1.5 million and $0.5 million, respectively.

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2019 and 2018, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest capitalized beginning of period	$59,121	$46,160	$53,842	$41,762
Interest capitalized during period	18,602	13,920	36,467	27,277
Less: capitalized interest in cost of sales	(14,655)	(12,284)	(27,241)	(21,243)
Interest capitalized end of period	$63,068	$47,796	$63,068	$47,796

11. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2019 estimated annual effective tax rate of 27.1% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 2.2%.

For the six months ended June 30, 2019 our estimated annual rate of 27.1% was impacted by discrete items which had a net impact of decreasing our rate by 1.6%, including excess tax benefits for vested stock-based compensation.

For the three months ended June 30, 2019 and 2018, we recorded income tax expense of $5.3 million and $13.3 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded income tax expense of $11.2 million and $16.4 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		June 30, 2019		December 31, 2018

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,672	$2,603	$4,947	$4,830
Mortgage loans held for sale(2)	Level 2	$122,085	$122,085	$114,074	$114,074

6.750% senior notes(3) (5)	Level 2	$494,329	$505,000	$—	$—
6.875% senior notes(3) (5)	Level 2	$—	$—	$380,567	$372,488
5.875 % senior notes (3) (5)	Level 2	$395,767	$400,500	$395,415	$356,000
3.278% insurance premium notes(4)	Level 2	$510	$510	$6,475	$6,475
Revolving line of credit(4)	Level 3	$212,000	$212,000	$202,500	$202,500
Other financing obligation(4)	Level 2	$—	$—	$2,320	$2,320
Mortgage repurchase facilities(4)	Level 2	$100,745	$100,745	$104,555	$104,555

(1)

Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates that considered the underlying risks of the note.

(2)The mortgage loans held for sale are carried at fair value, which was based on quoted market prices for those committed mortgage loans.

(3)Estimated fair value of the senior notes incorporated recent trading activity in inactive markets.

(4)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(5)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2019 these amounts totaled $5.7 million and $4.2 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2018, these amounts totaled $4.4 million and $4.6 million for the 6.875% senior notes and 5.875% senior notes, respectively.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities are measured at fair value when acquired in a business combination. Long-lived assets determined to be impaired are measured at fair value.

13. Stock-Based Compensation

During the six months ended June 30, 2019, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $22.01 per share that are subject to both service and performance vesting conditions. The quantity of shares that will vest under the PSUs ranges from 0% to 200% or 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year pre-tax income performance goal. During the six months ended June 30, 2019, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.6 million shares of common stock with a grant date fair value of $23.85 per share that vest over a three year period.

A summary of our outstanding RSUs and PSUs, assuming maximum level of performance, are as follows (in thousands, except years):

As of June 30, 2019
Unvested units	1,257
Unrecognized compensation cost	$20,418
Period to recognize compensation cost	1.8 years

During the three months ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $3.9 million and $3.8 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $7.5 million and $6.3 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

14. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2019 and December 31, 2018, there were 30.4 million and 30.2 million shares of common stock issued and outstanding, respectively.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved an amended and restated 2017 Omnibus Incentive Plan, which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.4 million shares of our common stock related to the vesting of RSUs during the six months ended June 30, 2019, respectively.

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings. This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had $69.9 million available for sale as of June 30, 2019. During the three and six months ended June 30, 2019, we sold and issued an aggregate of 0.1 million shares of our common stock under the Distribution Agreement, which provided proceeds of $2.7 million, and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.1 million. During the three and six months ended June 30, 2018, we sold and issued an aggregate of 0.3 million and 0.5 million shares of our common stock under a prior Distribution Agreement, which provided proceeds of $9.6 million and $14.6 million, respectively, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.3 million respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

15. Earnings Per Share

We use the two-class method of calculating EPS, where applicable, as our previously issued non-vested restricted stock awards had non-forfeitable rights to dividends and, accordingly, represent a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. We use the treasury stock method to calculate the dilutive effect of our RSUs and PSUs as these awards do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net income	$15,495	$33,193	$32,612	$53,212
Less: Undistributed earnings allocated to participating securities	—	(3)	—	(67)
Net income allocable to common stockholders	$15,495	$33,190	$32,612	$53,145
Denominator
Weighted average common shares outstanding - basic	30,341,628	29,901,791	30,272,818	29,709,728
Dilutive effect of restricted stock units	227,220	268,898	234,127	293,548
Weighted average common shares outstanding - diluted	30,568,848	30,170,689	30,506,945	30,003,276
Earnings per share:
Basic	$0.51	$1.11	$1.08	$1.79
Diluted	$0.51	$1.10	$1.07	$1.77

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.6 million common unit equivalents from diluted earnings per share during the three and six months ended June 30, 2019 related to the PSUs granted during the periods. We excluded 0.3 million common unit equivalents from diluted earnings per share during the three and six months ended June 30, 2018 related to the PSUs granted during the periods.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2019, and December 31, 2018, we had $294.3 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding.

Litigation

We are subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction defect claims. It is the opinion of our management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and the eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record a charge to selling, general, and administrative expense on our condensed consolidated statements of operations for our estimated loss.

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in other assets when recovery is probable. As of December 31, 2018, substantially all of the amounts reflected in Insurance receivable and other were related to construction claims, which were settled and amounts collected under the applicable insurance policies during the quarter ended June 30, 2019.

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

We primarily enter into operating leases for the right to use office space, and computer and office equipment, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. We include renewal terms in the lease term when it is reasonably certain that we will exercise the option. For leases entered into after January 1, 2019, we establish a right of use asset and a lease liability at the commencement date of the lease based on the present value of future minimum lease payments. As the rate implicit in each lease is not readily determinable, we utilize our incremental borrowing rate in determining the present value of future minimum payments. Our incremental borrowing rate is determined based on information available at the commencement date. We account for the lease components and non-lease components as a single lease component. As of June 30, 2019, the Company had $16.8 million and $17.5 million recognized as a right of use asset and lease liability, respectively, which are presented on the consolidated balance sheet within prepaid expenses and other assets and accrued expenses and other liabilities, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's condensed consolidated balance sheet.

Under both ASC 840 and ASC 842, operating lease expense is recognized on a straight-line basis over the lease term and was $1.3 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively. Operating lease expense was $2.7 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.

Information related to the Company’s right of use asset and lease liability were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for operating lease liabilities	$1,374	$2,746
Right-of-use assets obtained in exchange for new operating lease obligations	$545	$1,392
Weighted-average remaining lease term	4.28 years	4.34 years
Weighted-average discount rate	6.42%	6.42%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Due in 12 month period ended June 30,
2020	$5,200
2021	5,001
2022	3,772
2023	2,931
2024	2,068
Thereafter	1,015
Total	19,987
Less: discount	(2,521)
Total lease liabilities	$17,466

18. Supplemental Guarantor Information

Our 5.875% senior notes due 2025 and 6.750% senior notes due 2027 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 6.875% senior notes due 2022 which were extinguished during the second quarter of 2019, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors.

Each of the indentures governing our Senior Notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the respective indentures), which sale, transfer, exchange or other disposition does not constitute an “Asset Sale” (as defined in the respective indentures) or is made in compliance with applicable provisions of the applicable indenture; (2) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the assets of such Guarantor, which sale, transfer, exchange or other disposition does not constitute an Asset Sale or is made in compliance with applicable provisions of the applicable indenture; provided, that after such sale, transfer, exchange or other disposition, such Guarantor is an “Immaterial Subsidiary” (as defined in the respective indentures); (3) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the applicable indenture; provided that if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the applicable Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the applicable Indenture; (4) upon the designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the respective Indentures), in accordance with the applicable indenture; (5) if the Company exercises its legal defeasance option or covenant defeasance option under the applicable indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the applicable indenture, upon such exercise or discharge; or (6) in connection with the dissolution of such Guarantor under applicable law in accordance with the applicable indenture. The indenture governing our former 6.875% senior notes due 2022 contained a similar provision.

As the guarantees were made in connection with exchange offers effected in February 2015, October 2015 and April 2017 and the issuance of the 5.875% senior notes due 2025 and of the 6.750% senior notes due 2027, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively.

We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of June 30, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$5,252	—	26,902	(450)	$31,704
Cash held in escrow	—	25,838	—	—	25,838
Accounts receivable	5,418	10,626	(45)	—	15,999
Investment in consolidated subsidiaries	1,979,614	—	—	(1,979,614)	—
Inventories	—	2,009,769	—	—	2,009,769
Mortgage loans held for sale	—	—	122,085	—	122,085
Prepaid expenses and other assets	10,421	103,075	9,847	—	123,343
Deferred tax assets, net	13,335	—	—	—	13,335
Property and equipment, net	14,145	18,447	877	—	33,469
Amortizable intangible assets, net	—	4,436	—	—	4,436
Goodwill	—	30,395	—	—	30,395
Total assets	$2,028,185	$2,202,586	$159,666	$(1,980,064)	$2,410,373
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$694	96,107	692	(450)	$97,043
Accrued expenses and other liabilities	28,166	174,819	9,765	—	212,750
Notes payable	890,096	510	—	—	890,606
Revolving line of credit	212,000	—	—	—	212,000
Mortgage repurchase facilities	—	—	100,745	—	100,745
Total liabilities	1,130,956	271,436	111,202	(450)	1,513,144
Stockholders’ equity:	897,229	1,931,150	48,464	(1,979,614)	897,229
Total liabilities and stockholders’ equity	$2,028,185	$2,202,586	$159,666	$(1,980,064)	$2,410,373

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$2,183	2,101	28,618	—	$32,902
Cash held in escrow	—	24,344	—	—	24,344
Accounts receivable	6,117	7,424	(77)	—	13,464
Investment in consolidated subsidiaries	1,827,456	—	—	(1,827,456)	—
Inventories	—	1,848,243	—	—	1,848,243
Mortgage loans held for sale	—	—	114,074	—	114,074
Prepaid expenses and other assets	51,177	85,224	2,316	—	138,717
Deferred tax assets, net	13,763	—	—	—	13,763
Property and equipment, net	13,274	18,989	995	—	33,258
Amortizable intangible assets, net	—	5,095	—	—	5,095
Goodwill	—	30,395	—	—	30,395
Total assets	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$623	88,627	657	—	$89,907
Accrued expenses and other liabilities	75,506	131,548	6,103	—	213,157
Notes payable	775,982	8,795	—	—	784,777
Revolving line of credit	202,500	—	—	—	202,500
Mortgage repurchase facilities	—	—	104,555	—	104,555
Total liabilities	1,054,611	228,970	111,315	—	1,394,896
Stockholders’ equity:	859,359	1,792,845	34,611	(1,827,456)	859,359
Total liabilities and stockholders’ equity	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	608,636	—	—	$608,636
Land sales and other revenues	—	1,399	—	—	1,399
	—	610,035	—	—	610,035
Financial services revenue	—	—	9,915		9,915
Total revenues	—	610,035	9,915	—	619,950
Homebuilding cost of revenues
Cost of home sales revenues	—	(503,928)	—	—	(503,928)
Cost of land sales and other revenues	—	(877)	—	—	(877)
	—	(504,805)	—	—	(504,805)
Financial services costs	—	—	(7,747)		(7,747)
Selling, general and administrative	(18,813)	(56,404)	—	—	(75,217)
Loss on debt extinguishment	(10,832)				(10,832)
Acquisition expense	—	—	—	—	—
Equity in earnings from consolidated subsidiaries	38,508	—	—	(38,508)	—
Equity in income of unconsolidated subsidiaries	—	—	—	—	—
Other income (expense)	(869)	302	48	—	(519)
Income before income tax expense	7,994	49,128	2,216	(38,508)	20,830
Income tax expense	7,501	(12,281)	(555)	—	(5,335)
Net income	$15,495	$36,847	$1,661	$(38,508)	$15,495

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended June 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$522,164	$—	$—	$522,164
Land sales and other revenues	—	1,714	—	—	1,714
	—	523,878	—	—	523,878
Financial services revenue	—	—	8,014	—	8,014
Total revenues	—	523,878	8,014	—	531,892
Homebuilding cost of revenues
Cost of home sales revenues	—	(427,197)	—	—	(427,197)
Cost of land sales and other revenues	—	(1,040)	—	—	(1,040)
	—	(428,237)	—	—	(428,237)
Financial services costs	—	—	(5,385)	—	(5,385)
Selling, general and administrative	(18,154)	(45,480)	—	—	(63,634)
Acquisition expense	(165)	—	—	—	(165)
Equity in earnings from consolidated subsidiaries	34,555	—	—	(34,555)	—
Equity in income of unconsolidated subsidiaries	11,681	—	—	—	11,681
Other income (expense)	(22)	372	—	—	350
Income before income tax expense	27,895	50,533	2,629	(34,555)	46,502
Income tax expense	5,298	(17,687)	(920)	—	(13,309)
Net income	$33,193	$32,846	$1,709	$(34,555)	$33,193

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2019 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	1,131,938	—	—	$1,131,938
Land sales and other revenues	—	2,754	—	—	2,754
	—	1,134,692	—	—	1,134,692
Financial services revenue	—	—	18,315		18,315
Total revenues	—	1,134,692	18,315	—	1,153,007
Homebuilding cost of revenues
Cost of homes sales revenues	—	(937,685)	—	—	(937,685)
Cost of land sales and other revenues	—	(1,491)	—	—	(1,491)
	—	(939,176)	—	—	(939,176)
Financial services costs	—	—	(14,576)	—	(14,576)
Selling, general and administrative	(37,467)	(106,686)	—	—	(144,153)
Loss on debt extinguishment	(10,832)	—	—	—	(10,832)
Acquisition expense	—	—	—	—	—
Equity in earnings from consolidated subsidiaries	69,671	—	—	(69,671)	—
Equity in income from unconsolidated subsidiaries	—	—	—	—	—
Other income (expense)	(768)	257	68	—	(443)
Income before income tax expense	20,604	89,087	3,807	(69,671)	43,827
Income tax expense	12,008	(22,271)	(952)	—	(11,215)
Net income	$32,612	$66,816	$2,855	$(69,671)	$32,612

	Supplemental Condensed Consolidated Statement of Operations
	For the Six Months Ended June 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	916,995	—	—	$916,995
Land sales and other revenues	—	3,174	—	—	3,174
	—	920,169	—	—	920,169
Financial services revenue	—	—	13,571	—	13,571
Total revenues	—	920,169	13,571	—	933,740
Homebuilding cost of revenues
Cost of homes sales revenues	—	(746,780)	—	—	(746,780)
Cost of land sales and other revenues	—	(1,917)	—	—	(1,917)
	—	(748,697)	—	—	(748,697)
Financial services costs	—	—	(9,781)	—	(9,781)
Selling, general and administrative	(33,616)	(86,540)	—	—	(120,156)
Acquisition expense	(338)	—	—	—	(338)
Equity in earnings from consolidated subsidiaries	65,837	—	—	(65,837)	—
Equity in income from unconsolidated subsidiaries	14,849	—	—	—	14,849
Other income (expense)	(255)	247	—	—	(8)
Income before income tax expense	46,477	85,179	3,790	(65,837)	69,609
Income tax expense	6,735	(22,146)	(986)	—	(16,397)
Net income	$53,212	$63,033	$2,804	$(65,837)	$53,212

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(60,874)	(23,182)	(8,493)	(450)	$(92,999)
Net cash provided by/(used in) investing activities	$(45,677)	(4,115)	118	43,459	$(6,215)
Financing activities
Borrowings under revolving credit facilities	$767,600	—	—	—	$767,600
Payments on revolving credit facilities	(758,100)	—	—	—	(758,100)
Proceeds from the issuance of senior notes due 2027	500,000	—	—	—	500,000
Extinguishment of senior notes due 2022	(391,942)	—	—	—	(391,942)
Debt issuance costs	(5,728)	—	—	—	(5,728)
Proceeds from the issuance of insurance premium notes and other	—	9,301	—	—	9,301
Principal payments on insurance notes payable	—	(17,586)	—	—	(17,586)
Net proceeds from mortgage repurchase facilities	—	—	(3,805)	—	(3,805)
Net proceeds from issuances of common stock	2,663	—	—	—	2,663
Repurchases of common stock upon vesting of stock based compensation	(3,434)	—	—	—	(3,434)
Repurchases of common stock under our stock repurchase program	(1,439)	—	—	—	(1,439)
Payments from (and advances to) parent/subsidiary	—	32,462	10,997	(43,459)	—
Net cash provided by (used in) financing activities	$109,620	$24,177	$7,192	$(43,459)	$97,530
Net increase (decrease)	$3,069	$(3,120)	$(1,183)	$(450)	$(1,684)
Cash and cash equivalents and Restricted cash
Beginning of period	$2,183	4,006	30,252	—	$36,441
End of period	$5,252	$886	$29,069	$(450)	$34,757

Cash and cash equivalents	$5,252	—	26,902	(450)	$31,704
Restricted Cash	—	886	2,167	—	3,053
Cash and cash equivalents and Restricted cash	$5,252	$886	$29,069	$(450)	$34,757

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended June 30, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(28,930)	(43,880)	(963)	(7,119)	$(80,892)
Net cash provided by/(used in) investing activities	$(68,490)	(163,120)	(152)	196,514	$(35,248)
Financing activities
Borrowings under revolving credit facilities	$305,000	—	—	—	$305,000
Payments on revolving credit facilities	(175,000)	—	—	—	(175,000)
Extinguishments of debt assumed in business combination	(94,231)	—	—	—	(94,231)
Debt issuance costs	(3,521)	—	—	—	(3,521)
Repurchases of common stock upon vesting of stock based compensation	(4,788)	—	—	—	(4,788)
Payments from (and advances to) parent/subsidiary	(583)	189,959	7,138	(196,514)	—
Net proceeds from mortgage repurchase facilities	—	—	4,679	—	4,679
Net proceeds from issuances of common stock	14,309	—	—	—	14,309
Net cash provided by (used in) financing activities	$41,186	$189,959	$11,817	$(196,514)	$46,448
Net increase (decrease)	$(56,234)	$(17,041)	$10,702	$(7,119)	$(69,692)
Cash and cash equivalents and Restricted cash
Beginning of period	$56,234	28,044	9,435	—	$93,713
End of period	$—	$11,003	$20,137	$(7,119)	$24,021

Cash and cash equivalents	$—	8,343	18,258	(7,119)	$19,482
Restricted Cash	—	2,660	1,879	—	4,539
Cash and cash equivalents and Restricted cash	$—	$11,003	$20,137	$(7,119)	$24,021

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•a downturn in the homebuilding industry, including a decline in real estate values or market conditions resulting in impairment of our assets;

•changes in assumptions used to make industry forecasts;

•continued volatility and uncertainty in the credit markets and broader financial markets;

•our future operating results and financial condition;

•our business operations;

•changes in our business and investment strategy;

•availability of land to acquire, and our ability to acquire such land on favorable terms or at all;

•availability, terms and deployment of capital;

•availability of mortgage financing or an increase in the number of foreclosures in the market;

•shortages of or increased prices for labor, land or raw materials used in housing construction;

•delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;

•changes in, or the failure or inability to comply with, governmental laws and regulations;

•the timing of receipt of regulatory approvals and the opening of projects;

•the degree and nature of our competition;

•our leverage, debt service obligations and exposure to changes in interest rates;

•our ability to successfully integrate the acquired businesses and realize projected cost savings and other benefits;

•availability of qualified personnel and our ability to retain our key personnel;

•taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Cuts and Jobs Act; and

•changes in GAAP.

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

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Iowa, Michigan, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Wade Jurney Homes brand solely targets first time homebuyers, sells homes through retail studios and over the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.  Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

Results of Operations

During the three and six months ended June 30, 2019, we delivered 1,967 and 3,630 homes, respectively, with an average sales price of $309.4 thousand and $311.8 thousand, respectively. These deliveries represent increases of 42.1% and 56.1%, respectively, as compared to the three and six months ended June 30, 2018. During the same periods, we generated approximately $608.6 million and $1,131.9 million in home sales revenues, respectively, approximately $20.8 million and $43.8 million in income before income tax expense, respectively, and approximately $15.5 million and $32.6 million, respectively, in net income.

For the three and six months ended June 30, 2019, our new home contracts, net of cancelations, totaled 2,182 and 4,040, respectively, a 41.4% and 38.3% increase over the same respective periods in 2018. As of June 30, 2019, we had a backlog of 2,591 homes, a 19.0% decrease as compared to June 30, 2018, representing approximately $784.2 million in sales value, a 20.6% decrease as compared to June 30, 2018.

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018.

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Operations:
Revenue
Home sales revenues	$608,636	$522,164	$1,131,938	$916,995
Land sales revenues	1,399	1,714	2,754	3,174
	610,035	523,878	1,134,692	920,169
Financial services revenue	9,915	8,014	18,315	13,571
Total revenues	619,950	531,892	1,153,007	933,740
Homebuilding cost of revenues
Cost of home sales revenues	(503,928)	(427,197)	(937,685)	(746,780)
Cost of land sales and other revenues	(877)	(1,040)	(1,491)	(1,917)
	(504,805)	(428,237)	(939,176)	(748,697)
Financial services costs	(7,747)	(5,385)	(14,576)	(9,781)
Selling, general, and administrative	(75,217)	(63,634)	(144,153)	(120,156)
Loss on debt extinguishment	(10,832)	—	(10,832)	—
Acquisition expense	—	(165)	—	(338)
Equity in income of unconsolidated subsidiaries	—	11,681	—	14,849
Other income (expense)	(519)	350	(443)	(8)
Income before income tax expense	20,830	46,502	43,827	69,609
Income tax expense	(5,335)	(13,309)	(11,215)	(16,397)
Net income	$15,495	$33,193	$32,612	$53,212
Earnings per share:
Basic	$0.51	$1.11	$1.08	$1.79
Diluted	$0.51	$1.10	$1.07	$1.77
Adjusted diluted earnings per share(1)	$0.77	$1.21	$1.38	$1.98
Other Operating Information (dollars in thousands):
Number of homes delivered	1,967	1,384	3,630	2,325
Average sales price of homes delivered	$309.4	$377.3	$311.8	$394.4
Homebuilding gross margin percentage	17.2%	18.2%	17.2%	18.6%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	19.6%	22.3%	19.7%	22.7%
Backlog at end of period, number of homes	2,591	3,199	2,591	3,199
Backlog at end of period, aggregate sales value	$784,152	$987,253	$784,152	$987,253
Average sales price of homes in backlog	$302.6	$308.6	$302.6	$308.6
Net new home contracts	2,182	1,543	4,040	2,921
Selling communities at period end	125	120	125	120
Average selling communities	124	119	127	119
Total owned and controlled lot inventory	37,193	38,644	37,193	38,644
Adjusted EBITDA(1)	$49,439	$70,930	$89,835	$113,196
Adjusted income before income tax expense(1)	$31,662	$48,611	$56,383	$79,161
Adjusted net income(1)	$23,560	$36,459	$41,955	$59,370

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “ - Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
West	255	213	$529.9	$606.8	$135,115	$129,249	$9,973	$12,022
Mountain	411	421	$433.9	$425.4	178,351	179,099	22,526	25,319
Texas	213	206	$288.7	$307.7	61,490	63,380	5,587	4,972
Southeast	360	379	$346.2	$330.3	124,617	125,191	4,649	9,149
WJH	728	165	$149.8	$153.0	109,063	25,245	8,318	(186)
Financial Services	—	—	$—	$—	—	—	2,168	2,629
Corporate	—	—	$—	$—	—	—	(32,391)	(7,403)
Total	1,967	1,384	$309.4	$377.3	$608,636	$522,164	$20,830	$46,502

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
West	455	413	$543.3	$600.9	$247,179	$248,169	$18,621	$21,890
Mountain	778	764	$433.1	$423.2	336,982	323,359	41,834	43,242
Texas	379	314	$295.3	$322.2	111,908	101,167	9,336	6,780
Southeast	695	669	$341.3	$327.4	237,233	219,055	10,388	13,830
WJH	1,323	165	$150.1	$153.0	198,636	25,245	12,291	(186)
Financial Services	—	—	$—	$—	—	—	3,739	3,790
Corporate	—	—	$—	$—	—	—	(52,382)	(19,737)
Total	3,630	2,325	$311.8	$394.4	$1,131,938	$916,995	$43,827	$69,609

West

In our West segment, for the three and six months ended June 30, 2019, our income before income tax decreased by $2.0 million and $3.3 million, respectively, to $10.0 million and $18.6 million, respectively. During the three and six months ended June 30, 2019, we delivered 255 homes and 455 homes, respectively, with an average sales price of $529.9 thousand and $543.3 thousand, respectively, and generated $135.1 million and $247.2 million in home sales revenue, respectively, in the West. Our operating margins in the West were impacted during the three and six months ended June 30, 2019 by the geographic mix of deliveries.

Mountain

In our Mountain segment, for the three and six months ended June 30, 2019, our income before income tax decreased by $2.8 million and $1.4 million, respectively, to $22.5 million and $41.8 million, respectively.  The decrease of income before income tax for the three and six months ended June 30, 2019 is primarily related to the geographic mix of deliveries and increased incentives.

Texas

In our Texas segment, for the three and six months ended June 30, 2019, our income before income tax increased by $0.6 million and $2.6 million, respectively, to $5.6 million and $9.3 million, respectively, as compared $5.0 million and $6.8 million for the same periods in 2018.  The increase in income before income tax is primarily related to increases in the number of homes delivered during the three and six months ended June 30, 2019 as compared to the same periods in 2018, which was partially offset by a decrease in the average sales price as we continued to shift our focus towards first time homebuyers.

Southeast

In our Southeast segment, for the three and six months ended June 30, 2019, our income before income tax decreased by $4.5 million and $3.4 million, respectively, to $4.6 million and $10.4 million, respectively, as compared to $9.1 million and $13.8 million for the same periods in 2018.  The decrease in income before income tax for the three and six months ended June 30, 2019 is primarily related to increases in our incentives across our markets.

Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million. For the three and six months ended June 30, 2019, we delivered 728 homes and 1,323 homes, respectively, with an average price of $149.8 thousand and $150.1 thousand, respectively, and generated $109.1 million and $198.6 million in home sales revenues in our WJH segment, respectively. Our income before income tax for the three and six months ended June 30, 2019 was $8.3 million and $12.3 million, respectively.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the three and six months ended June 30, 2019, income before income tax remained relatively consistent compared to the same periods during 2018.

Corporate

During the three and six months ended June 30, 2019, our Corporate segment generated losses of $32.4 million and $52.4 million, respectively, as compared to losses of $7.4 million and $19.7 million for the same periods in 2018.  The increase in expenses during the three months ended June 30, 2019 was primarily attributed to the following: (1) a loss on debt extinguishment of $10.8 million during the current period, (2) prior period income from equity in unconsolidated subsidiaries of $11.7 million, and (3) nominal increases in numerous items associated with our increased scale. The increase in expenses during the six months ended June 30, 2019 was primarily attributed to the following: (1) a loss on debt extinguishment of $10.8 million during the current period, (2) prior period income from equity in unconsolidated subsidiaries of $14.8 million and (3) nominal increases in numerous items associated with our increased scale.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three and six months ended June 30, 2019 to 17.2%, as compared to 18.2% and 18.6%, respectively, for the same periods in 2018. The decreases are primarily related to the geographic mix of closings between periods and higher incentives throughout our markets.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three Months Ended June 30,

	2019	%	2018	%

Home sales revenues	$608,636	100.0%	$522,164	100.0%
Cost of home sales revenues	(503,928)	(82.8)%	(427,197)	(81.8)%
Gross margin from home sales	104,708	17.2%	94,967	18.2%
Add: Interest in cost of home sales revenues	14,655	2.4%	12,284	2.4%
Adjusted homebuilding gross margin excluding interest	119,363	19.6%	107,251	20.5%
Add: Purchase price accounting for acquired work in process inventory	—	—%	9,163	1.8%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory	$119,363	19.6%	$116,414	22.3%

	Six Months Ended June 30,

	2019	%	2018	%

Home sales revenues	$1,131,938	100.0%	$916,995	100.0%
Cost of home sales revenues	(937,685)	(82.8)%	(746,780)	(81.4)%
Gross margin from home sales	194,253	17.2%	170,215	18.6%
Add: Interest in cost of home sales revenues	27,241	2.4%	21,243	2.3%
Adjusted homebuilding gross margin excluding interest	221,494	19.6%	191,458	20.9%
Add: Purchase price accounting for acquired work in process inventory	1,724	0.2%	16,433	1.8%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory	$223,218	19.7%	$207,891	22.7%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and six months ended June 30, 2019, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 19.6% and 19.7%, respectively, as compared to 22.3%, and 22.7%, respectively, for the same periods in 2018. The decreases primarily related to the geographic mix of closings between periods, continued cost pressure, and higher incentives throughout our markets. We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Increase
	2019	2018	Amount	%
Selling, general and administrative	$(75,217)	$(63,634)	$(11,583)	18.2%
As a percentage of home sales revenue	12.4%	12.2%

	Six Months Ended June 30,		Increase
	2019	2018	Amount	%
Selling, general and administrative	$(144,153)	$(120,156)	$(23,997)	20.0%
As a percentage of homes sales revenue	12.7%	13.1%

Our selling, general and administrative expense increased $11.6 million for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to the following: (1) an increase of $3.9 million in commission expense resulting from a 16.6% increase in home sales revenues and our acquisition of WJH, (2) an increase of $3.4 million in our compensation-related expenses, including incentive compensation associated with higher headcount to support our growth, and (3) an increase of $0.7 million in advertising costs and (4) nominal increases in numerous items associated with our increased scale throughout selling, general and administrative to support our growth as well as settlements during the period.

Our selling, general and administrative expense increased $24.0 million for the six months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to the following: (1) an increase of $9.4 million in our compensation-related expenses, including incentive compensation associated with higher headcount to support our growth, (2) an increase of $8.4 million in commission expense resulting from a 23.4% increase in home sales revenues and our acquisition of WJH, (3) an increase of $1.0 million in legal costs, (4) an increase in depreciation and amortization of $0.8 million, and (5) nominal increases in numerous items associated with our increased scale throughout selling, general and administrative to support our growth.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2019 estimated annual effective tax rate of 27.1% is driven by our blended federal and state statutory rate of 24.9%, and certain other permanent differences between GAAP and tax which increased our rate by 2.2%.

For the three months ended June 30, 2019, our estimated annual rate of 27.1% was impacted by discrete items which had a net impact of decreasing our rate by 1.7%, including excess tax benefits for vested stock-based compensation. For the three months ended June 30, 2019 and 2018, we recorded income tax expense of $5.3 million and $13.3 million, respectively.

For the six months ended June 30, 2019, our estimated annual rate of 27.1% was impacted by discrete items which had a net impact of decreasing our rate by 1.6%, including excess tax benefits for vested stock-based compensation. For the six months ended June 30, 2019 and 2018, we recorded income tax expense of $11.2 million and $16.4 million, respectively.

Segment Assets

(Dollars in thousands)

	June 30,	December 31,	Increase (Decrease)
	2019	2018	Amount	Change
West	$570,149	$502,381	$67,768	13.5%
Mountain	644,291	621,757	22,534	3.6%
Texas	225,283	209,550	15,733	7.5%
Southeast	446,148	448,681	(2,533)	(0.6)%
WJH	269,115	204,925	64,190	31.3%
Financial Services	160,709	146,710	13,999	9.5%
Corporate	94,678	120,251	(25,573)	(21.3)%
Total assets	$2,410,373	$2,254,255	$156,118	6.9%

Lots owned and	June 30, 2019			December 31, 2018			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,310	1,846	5,156	3,457	1,790	5,247	(4.3)%	3.1%	(1.7)%
Mountain	5,011	5,559	10,570	5,335	5,641	10,976	(6.1)%	(1.5)%	(3.7)%
Texas	3,829	1,384	5,213	3,943	2,616	6,559	(2.9)%	(47.1)%	(20.5)%
Southeast	4,730	2,566	7,296	4,828	2,808	7,636	(2.0)%	(8.6)%	(4.5)%
Wade Jurney Homes	3,325	5,633	8,958	3,447	4,054	7,501	(3.5)%	38.9%	19.4%
Total	20,205	16,988	37,193	21,010	16,909	37,919	(3.8)%	0.5%	(1.9)%

Of our total lots owned and controlled as of June 30, 2019, 54.3% were owned and 45.7% were controlled, as compared to 55.4% owned and 44.6% controlled as of December 31, 2018.

Total assets increased by $156.1 million, or 6.9%, to $2.4 billion at June 30, 2019 as compared to December 31, 2018. The increase is driven by investments in inventory during the period.

Other Homebuilding Operating Data

	Three Months Ended				Six Months Ended
Net new home contracts	June 30,		Increase		June 30,		Increase (Decrease)
	2019	2018	Amount	% Change	2019	2018	Amount	% Change
West	329	186	143	76.9%	532	402	130	32.3%
Mountain	417	460	(43)	(9.3)%	871	1,005	(134)	(13.3)%
Texas	244	194	50	25.8%	473	343	130	37.9%
Southeast	411	559	(148)	(26.5)%	756	1,027	(271)	(26.4)%
WJH	781	144	637	NM	1,408	144	1,264	NM
Total	2,182	1,543	639	41.4%	4,040	2,921	1,119	38.3%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2019 increased by 639 homes, or 41.4%, to 2,182, compared to 1,543 for the same period in 2018. Net new home contracts for the six months ended June 30, 2019 increased by 1,119 homes, or 38.3%, to 4,040, compared to 2,921 for the same period in 2018. The increase in our net new home contracts during these periods was primarily driven by our acquisition of WJH.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and six months ended June 30, 2019 by segment are included in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	% Change
West	5.5	5.2	0.3	5.8%
Mountain	3.3	4.9	(1.6)	(32.7)%
Texas	3.9	2.7	1.2	44.4%
Southeast	3.3	3.5	(0.2)	(5.7)%
WJH	N/A	N/A	N/A	N/A
Total	3.7	3.9	(0.2)	(5.1)%

	Six Months Ended June 30,		Increase
	2019	2018	Amount	% Change
West	4.4	5.6	(1.2)	(21.4)%
Mountain	3.5	5.4	(1.9)	(35.2)%
Texas	3.8	2.4	1.4	58.3%
Southeast	3.0	3.2	(0.2)	(6.3)%
WJH	N/A	N/A	N/A	N/A
Total	3.5	3.9	(0.4)	(10.3)%

N/A – Not Applicable

Our absorption rates decreased by 5.1% to 3.7 per month during the three months ended June 30, 2019, as compared to the same period in 2018.  Our absorptions moderated primarily due to the timing of community openings in our Mountain region.

Our absorption rates decreased by 10.3% to 3.5 per month during the six months ended June 30, 2019, as compared to the same period in 2018.  Our absorptions moderated primarily due to the timing of community openings in our Mountain region.

Selling communities at period end	As of June 30,		Increase/(Decrease)
	2019	2018	Amount	% Change

West	20	12	8	66.7%
Mountain	42	31	11	35.5%
Texas	21	24	(3)	(12.5)%
Southeast	42	53	(11)	(20.8)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	125	120	5	4.2%

N/A – Not Applicable

Our selling communities increased to 125 communities at June 30, 2019 as compared to 120 at June 30, 2018. As WJH does not sell homes by community, but through studios, there are no communities or absorptions presented for that segment.

Backlog

(Dollars in thousands)

	As of June 30,
	2019			2018			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	295	$146,071	$495.2	259	$150,619	$581.5	13.9%	(3.0)%	(14.8)%
Mountain	494	214,673	434.6	696	307,825	442.1	(29.1)%	(30.3)%	(1.7)%
Texas	275	83,172	302.4	244	88,458	362.5	12.7%	(6.0)%	(16.6)%
Southeast	531	187,306	352.7	738	242,378	328.4	(28.0)%	(22.7)%	7.4%
Wade Jurney Homes	996	152,930	153.5	1,262	197,973	156.9	(21.1)%	(22.8)%	(2.2)%
Total / Weighted Average	2,591	$784,152	$302.6	3,199	$987,253	$308.6	(19.0)%	(20.6)%	(1.9)%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At June 30, 2019, we had 2,591 homes in backlog with a total value of $784.2 million, which represents a decrease of 19.0% and 20.6%, respectively, as compared to June 30, 2018. The decrease in backlog dollar value is primarily attributable to a decrease in the number of homes in backlog.

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

(dollars in thousands)	Three Months Ended June 30, 2018
	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price
Pro forma Century Communities	$594,392	2,119	1,860	$319.6

	Six Months Ended June 30, 2018
	Pro Forma Home sales revenues	Pro Forma Net new home contracts	Pro Forma Deliveries	Pro Forma Average sales price
Pro forma Century Communities	$1,067,386	4,335	3,318	$321.7

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2019 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and from time to time proceeds from sales of common stock, including our current at-the-market facility, and debt securities to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

Cash flows for each of our communities depend on the stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities. As we continue to expand our business, we expect that our cash outlays for land purchases and land development to grow our lot inventory will continue to exceed our cash generated by operations.

Our Financial Services operations use funds generated from operations, and availability under our mortgage repurchase facilities to finance operations including originations of mortgage loans to our homebuyers.

Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in an aggregate offering amount of up to $869 million, as needed as part of our ongoing financing strategy and subject to market conditions. Of this amount, up to $100 million may be offered under our at-the-market distribution agreement referred to below.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.

Issuance of 6.750% Senior Notes Due 2027

In May 2019, the Company completed a private offering of $500.0 million aggregate principal amount of the Company’s 6.750% Senior Notes due 2027 (the “2027 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933. The 2027 Notes were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The 2027 Notes were issued at 100% of their principal amount and we received net proceeds of $494.3 million. The aggregate principal balance of the 2027 Notes is due June 2027, with interest only payments due semi-annually in June and December of each year, beginning on December 1, 2019.

In connection with this issuance, the Company deferred $5.7 million of issuance costs, which is presented in the notes payable line item of the condensed consolidated balance sheet.

Extinguishment of 6.875% Senior Notes Due 2022

During the three months ended June 30, 2019, the Company extinguished $385.0 million in outstanding principal of our 6.875% Senior Notes due 2022 (the “2022 Notes”). The extinguishment was the result of two separate transactions whereby a tender offer validly tendered $189.3 million of the 2022 Notes on March 23, 2019 and the remaining $195.7 million was redeemed in accordance with the Indenture agreement on June 10, 2019. The transaction resulted in a loss of $10.8 million, which is presented in loss on debt extinguishment in the consolidated statement of operations.

Revolving Credit Facility

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on February 12, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2022. Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. As of June 30, 2019, we had $212.0 million outstanding under the credit facility and were in compliance with all covenants.

At the Market Offerings

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings. This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had $69.9 million available for sale as of June 30, 2019. During the three and six months ended June 30, 2019, we sold and issued an aggregate of 0.1 million shares of our common stock under the Distribution Agreement, which provided proceeds of $2.7 million, and in connection with such sales, paid total commissions and fees to the Sales Agents of $0.1 million. During the three and six months ended June 30, 2018, we sold and issued an aggregate of 0.3 million and 0.5 million shares of our common stock under a prior Distribution Agreement, which provided proceeds of $9.6 million and $14.6 million, respectively, and, in connection with such sales, paid total commissions and fees to the Sales Agents of $0.2 million and $0.3 million respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement

Mortgage Repurchase Facility and Mortgage Warehouse Line of Credit – Financial Services

On May 4, 2018 and September 14, 2018 Inspire entered into mortgage warehouse facilities, with Comerica Bank and J.P. Morgan, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $160 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2019, we had $100.7 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2019 and December 31, 2018, we had $294.3 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
6.750% senior notes, due May 2027(1)	$494,329	$—
5.875% senior notes, due July 2025(1)	395,767	395,415
6.875% senior notes, due May 2022(1)	—	380,567
Insurance premium notes and other financing obligations	510	8,795
Senior notes payable	890,606	784,777
Revolving line of credit, due April 2022	212,000	202,500
Mortgage repurchase facility	100,745	104,555
Total debt	$1,203,351	$1,091,832

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 13, 2019. For further information regarding our second quarter 2019 issuance of the 6.750% Senior Notes due 2027 and the extinguishment of our 6.875% Senior Notes due 2022, refer to Note 9 - Debt in Part I, Item 1 of this report.

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

During the six months ended June 30, 2019, an aggregate of 83,000 shares were repurchased for a total purchase price of approximately $1.4 million or an average of $17.14 per share. No shares were repurchased during the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

Cash Flows—Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019 and 2018, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single family attached and detached homes and the origination of mortgages held for sale.  During the six months ended June 30, 2019 and 2018, we used $93.0 million and $80.9 million in cash from operations, respectively.  The increase in cash used from operations is primarily a result of a decrease in net income of $20.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, partially offset by a loss on debt extinguishment of $10.8 million during the six months ended June 30, 2019.

•Net cash used in investing activities decreased to $6.2 million during the six months ended June 30, 2019, compared to $35.2 million used during the same period in 2018. The decrease was primarily related to our purchase of the remaining 50% ownership interest in WJH last year.

•Net cash provided by financing activities was $97.5 million during the six months ended June 30, 2019, compared to $46.4 million during the same period in 2018. This increase was primarily attributable to net proceeds received from the issuance of the 2027 Notes and proceeds from insurance notes payable, partially offset by a decrease in net draws on our revolving credit facility.

As of June 30, 2019, our cash and cash equivalents and restricted cash balance was $34.8 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by use of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2019, we had outstanding purchase contracts and option contracts for 16,988 lots totaling $371.6 million and had $41.4 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contracts occurring in future periods, if at all.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of June 30, 2019 and December 31, 2018, we had $294.3 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and six months ended June 30, 2019 and 2018. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment, and (vi) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations and purchase price accounting for investment in unconsolidated subsidiaries, and (vii) acquisition expense. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net income	$15,495	$33,193	(53.3)%	$32,612	$53,212	(38.7)%
Income tax expense	5,335	13,309	(59.9)%	11,215	16,397	(31.6)%
Interest in cost of home sales revenues	14,655	12,284	19.3%	27,241	21,243	28.2%
Interest expense (income)	—	—	N/M	15	1	N/M
Depreciation and amortization expense	3,122	2,786	12.1%	6,196	5,512	12.4%
EBITDA	38,607	61,572	(37.3)%	77,279	96,365	(19.8)%
Loss on debt extinguishment	10,832	—	N/M	10,832	—	N/M
Purchase price accounting for acquired work in process inventory	—	9,163	(100.0)%	1,724	16,433	(89.5)%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	—	30	N/M	—	60	N/M
Acquisition expense	—	165	N/M	—	338	N/M
Adjusted EBITDA	$49,439	$70,930	(30.3)%	$89,835	$113,196	(20.6)%

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

	June 30,	December 31,
	2019	2018
Total homebuilding debt	$1,102,606	$987,277
Total stockholders' equity	897,229	859,359
Total capital	$1,999,835	$1,846,636
Debt to capital	55.1%	53.5%

Total homebuilding debt	$1,102,606	$987,277
Cash and cash equivalents	(31,704)	(32,902)
Cash held in escrow	(25,838)	(24,344)
Net homebuilding debt	1,045,064	930,031
Total stockholders' equity	897,229	859,359
Net capital	$1,942,293	$1,789,390

Net homebuilding debt to net capital	53.8%	52.0%

Adjusted Diluted Earnings per Share

Adjusted diluted earnings per share (which we refer to as “Adjusted Diluted EPS”) is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. Adjusted Diluted EPS is calculated by excluding loss on debt extinguishment, gain on previously held interest in WJH and the effect of acquisition costs and purchase price accounting for acquired work in process from the calculation of reported earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net income	$15,495	$33,193	$32,612	$53,212
Less: Undistributed earnings allocated to participating securities	—	(3)	—	(67)
Net income allocable to common stockholders	$15,495	$33,190	$32,612	$53,145
Denominator
Weighted average common shares outstanding - basic	30,341,628	29,901,791	30,272,818	29,709,728
Dilutive effect of restricted stock units	227,220	268,898	234,127	293,548
Weighted average common shares outstanding - diluted	30,568,848	30,170,689	30,506,945	30,003,276
Earnings per share:
Basic	$0.51	$1.11	$1.08	$1.79
Diluted	$0.51	$1.10	$1.07	$1.77

Adjusted Earnings per share
Numerator
Income before income tax expense	$20,830	$46,502	$43,827	$69,609
Loss on debt extinguishment	10,832	—	10,832	—
Purchase price accounting for acquired work in process inventory	—	9,163	1,724	16,433
Gain on previously held interest in WJH	—	(7,219)	—	(7,219)
Acquisition expense	—	165	—	338
Adjusted income before income tax expense	31,662	48,611	56,383	79,161
Adjusted income tax expense(1)	(8,102)	(12,152)	(14,428)	(19,790)
Adjusted net income	23,560	36,459	41,955	59,370
Less: Adjusted undistributed earnings allocated to participating securities	—	(3)	—	(74)
Adjusted net income allocable to common stockholders	$23,560	$36,456	$41,955	$59,296

Denominator - Diluted	30,568,848	30,170,689	30,506,945	30,003,276

Adjusted diluted earnings per share	$0.77	$1.21	$1.38	$1.98

(1)The tax rate used in calculating adjusted net income for the three and six months ended June 30, 2019 was our GAAP tax rate of 25.6%.  For the three and six months ended June 30, 2018, the tax rate utilized was 25% which was inclusive of our estimated annual rate of 26.5% offset by the estimated annual benefit associated with federal energy credits related to homes delivered in prior years.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2019, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2019 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017 (File No. 001-36491))

4.1

Indenture (including form of 6.750% Senior Notes due 2027), dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2019 (File No. 001-36491))

4.2

Form of 6.750% Senior Notes due 2027 (included as Exhibit A to Rule 144A/Regulation S Appendix to the Indenture) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2019 (File No. 001-36491))

10.1

Purchase Agreement, dated May 9, 2019, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as a representative of the initial purchasers named on Schedule A thereto (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 14, 2019 (File No. 001-36491))

10.2

Registration Rights Agreement, dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2019 (File No. 001-36491))

10.3

Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2019 (File No. 001-36491))

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: July 30, 2019	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: July 30, 2019	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: July 30, 2019	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2019	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)