Form 10-Q
period 2019-09-30
Century Communities, Inc.
filed 2019-10-30
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36491

Century Communities, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0521411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8390 East Crescent Parkway, Suite 650 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (303) 770-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CCS	NYSE

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

On October 25, 2019, 31,347,379 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2019

PART I

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(in thousands, except share amounts)

	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Cash and cash equivalents	$38,508	$32,902
Cash held in escrow	30,362	24,344
Accounts receivable	17,929	13,464
Inventories	2,093,493	1,848,243
Mortgage loans held for sale	95,321	112,394
Prepaid expenses and other assets	129,925	140,397
Property and equipment, net	35,258	33,258
Deferred tax assets, net	14,277	13,763
Amortizable intangible assets, net	4,094	5,095
Goodwill	30,395	30,395
Total assets	$2,489,562	$2,254,255
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$78,695	$89,907
Accrued expenses and other liabilities	206,818	213,157
Notes payable	896,272	784,777
Revolving line of credit	278,800	202,500
Mortgage repurchase facilities	77,798	104,555
Total liabilities	1,538,383	1,394,896
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,249,373 and 30,154,791 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	312	302
Additional paid-in capital	627,211	595,037
Retained earnings	323,656	264,020
Total stockholders' equity	951,179	859,359
Total liabilities and stockholders' equity	$2,489,562	$2,254,255

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Homebuilding revenues
Home sales revenues	$573,860	$552,876	$1,705,798	$1,469,871
Land sales and other revenues	6,083	1,131	8,837	4,304
	579,943	554,007	1,714,635	1,474,175
Financial services revenue	10,419	7,722	28,734	21,292
Total revenues	590,362	561,729	1,743,369	1,495,467
Homebuilding cost of revenues
Cost of home sales revenues	(469,834)	(460,144)	(1,407,519)	(1,206,924)
Cost of land sales and other revenues	(4,624)	(1,093)	(6,115)	(3,010)
	(474,458)	(461,237)	(1,413,634)	(1,209,934)
Financial services costs	(8,174)	(6,056)	(22,750)	(15,836)
Selling, general and administrative	(72,834)	(70,975)	(216,987)	(191,130)
Loss on debt extinguishment	—	—	(10,832)	—
Acquisition expense	—	(58)	—	(395)
Equity in income of unconsolidated subsidiaries	—	—	—	14,849
Other income (expense)	(56)	(545)	(499)	(553)
Income before income tax expense	34,840	22,858	78,667	92,468
Income tax expense	(7,816)	(5,810)	(19,031)	(22,207)
Net income	$27,024	$17,048	$59,636	$70,261

Earnings per share:
Basic	$0.88	$0.56	$1.96	$2.35
Diluted	$0.87	$0.56	$1.95	$2.33
Weighted average common shares outstanding:
Basic	30,587,487	30,232,376	30,378,860	29,885,858
Diluted	30,906,235	30,554,881	30,641,194	30,189,058

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$59,636	$70,261
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,793	8,803
Stock-based compensation expense	11,391	10,135
Loss on debt extinguishment	10,832	—
Deferred income taxes	(514)	(804)
Distributions from unconsolidated subsidiaries	—	7,432
Equity in income of unconsolidated subsidiaries	—	(14,849)
(Gain) loss on disposition of assets	846	1,399
Changes in assets and liabilities:
Cash held in escrow	(6,018)	6,077
Accounts receivable	(4,465)	(13,324)
Inventories	(215,771)	(243,355)
Prepaid expenses and other assets	33,346	(32,640)
Accounts payable	(11,212)	3,267
Accrued expenses and other liabilities	(53,901)	(9,285)
Mortgage loans held for sale	17,073	(10,114)
Net cash provided by (used in) operating activities	(148,964)	(216,997)
Investing activities
Purchases of property and equipment	(11,633)	(11,893)
Business combinations net of acquired cash	—	(28,036)
Other investing activities	78	272
Net cash provided by (used in) investing activities	(11,555)	(39,657)
Financing activities
Borrowings under revolving credit facilities	1,184,800	520,000
Payments on revolving credit facilities	(1,108,500)	(284,000)
Proceeds from issuance of senior notes due 2027	500,000	—
Extinguishment of senior notes due 2022	(391,942)	—
Proceeds from issuance of insurance premium notes and other	12,629	11,838
Principal payments on insurance notes payable and other	(19,275)	(2,173)
Extinguishments of debt assumed in business combination	—	(94,231)
Debt issuance costs	(6,075)	(3,521)
Net payments on mortgage repurchase facilities	(26,757)	9,008
Net proceeds from issuances of common stock	25,817	31,230
Repurchases of common stock upon vesting of stock based compensation	(3,588)	(5,483)
Repurchases of common stock under our stock repurchase program	(1,439)	—
Net cash provided by (used in) financing activities	165,670	182,668
Net increase (decrease)	$5,151	$(73,986)
Cash and cash equivalents and Restricted cash
Beginning of period	36,441	93,713
End of period	$41,592	$19,727
Supplemental cash flow disclosure
Cash paid for income taxes	$20,722	$39,326
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$38,508	$15,927
Restricted cash (Note 6)	3,084	3,800
Cash and cash equivalents and Restricted cash	$41,592	$19,727

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands)

Three Months Ended September 30, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2019	30,439	$304	$600,293	$296,632	$897,229
Issuance of common stock, net	799	8	23,146	—	23,154
Vesting of restricted stock units	11	—	(151)	—	(151)
Stock-based compensation expense	—	—	3,923	—	3,923
Net income	—	—	—	27,024	27,024
Balance at September 30, 2019	31,249	$312	$627,211	$323,656	$951,179

Balance at June 30, 2018	30,119	$301	$582,627	$220,778	$803,706
Issuance of common stock, net	600	6	16,915	—	16,921
Vesting of restricted stock units	40	1	(695)	—	(694)
Stock-based compensation expense	—	—	3,812	—	3,812
Net income	—	—	—	17,048	17,048
Balance at September 30, 2018	30,759	$308	$602,659	$237,826	$840,793

Nine Months Ended September 30, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Issuance of common stock, net	899	9	25,808	—	25,817
Repurchase of common stock	(83)	(1)	(1,438)	—	(1,439)
Vesting of restricted stock units	278	2	(3,587)	—	(3,585)
Stock-based compensation expense	—	—	11,391	—	11,391
Net income	—	—	—	59,636	59,636
Balance at September 30, 2019	31,249	$312	$627,211	$323,656	$951,179

Balance at December 31, 2017	29,503	$295	$566,790	$168,148	$735,233
Adoption of ASC 606	—	—	—	(583)	(583)
Issuance of common stock, net	1,086	11	31,219	—	31,230
Vesting of restricted stock units	170	2	(5,483)	—	(5,481)
Stock-based compensation expense	—	—	10,133	—	10,133
Net income	—	—	—	70,261	70,261
Balance at September 30, 2018	30,759	$308	$602,659	$237,826	$840,793

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Iowa, Michigan, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Wade Jurney Homes brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

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

Reclassifications

In order to conform to current year presentation, mortgage loans held for investment and derivative assets of $1.0 million and $0.7 million, respectively, have been reclassified to prepaid expenses and other assets from mortgage loans held for sale on the condensed consolidated balance sheets as of December 31, 2018.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The standard changes the accounting for credit losses for most financial assets and certain other instruments. Credit losses which have historically been accounted for on an incurred loss basis will now be accounted for using an estimate of lifetime expected credit losses. This will generally result in earlier recognition of allowances for credit losses. The standard is effective for the Company on January 1, 2020. Upon adoption, the standard will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We anticipate ASU 2016-13 will apply to certain of our loans held for investment and certain receivable balances. We do not anticipate this standard having a material effect on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company January 1, 2020. Upon adoption, the Company has elected to apply the standard prospectively. The Company does not believe that the adoption of this standard will have a material effect on its consolidated financial statements and related disclosures.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Wade Jurney Homes brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our Wade Jurney Homes brand currently has operations in 11 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
West	$116,874	$105,949	$364,220	$354,087
Mountain	171,617	162,912	510,693	488,928
Texas	68,812	56,220	180,820	157,793
Southeast	118,610	141,458	356,236	360,653
Wade Jurney Homes	104,030	87,468	302,666	112,714
Financial Services	10,419	7,722	28,734	21,292
Corporate	—	—	—	—
Total revenue	$590,362	$561,729	$1,743,369	$1,495,467

Income (loss) before income tax expense:
West	$9,013	$7,478	$27,634	$29,494
Mountain	20,552	18,753	62,386	61,995
Texas	8,290	3,539	17,626	10,319
Southeast	7,079	10,401	17,467	24,106
Wade Jurney Homes	6,032	451	18,323	265
Financial Services	2,245	1,666	5,984	5,456
Corporate	(18,371)	(19,430)	(70,753)	(39,167)
Total income before income tax expense	$34,840	$22,858	$78,667	$92,468

The following table summarizes total assets by operating segment (in thousands):

	September 30,	December 31,
	2019	2018
West	$625,085	$502,381
Mountain	674,894	621,757
Texas	222,819	209,550
Southeast	455,289	448,681
Wade Jurney	287,923	204,925
Financial Services	144,682	146,710
Corporate	78,870	120,251
Total assets	$2,489,562	$2,254,255

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Business Combinations

WJH, LLC - Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million, whereby WJH became a 100% owned subsidiary of the Company. We initially acquired a 50% ownership interest in WJH in November 2016 as part of a joint venture, which was accounted for under the equity method of accounting. Our Wade Jurney Homes brand targets first time homebuyers in markets which are traditionally underserved by new homebuilders, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. The acquired assets primarily include homes under construction that are in various stages of completion and are geographically dispersed. We determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences, we concluded that the acquisition represents a business combination. We incurred $0.4 million in acquisition costs.

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

Pro Forma Financial Information

Pro forma revenue and income before tax expense for the nine months ended September 30, 2018 give effect to the results of the acquisition of WJH. The effect of the WJH acquisition is reflected as though the acquisition date was as of January 1, 2018.  Unaudited pro forma income before tax expense adjusts the operating results of WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of the acquisition and excludes acquisition expense incurred related to the transactions.

Nine Months Ended September 30, 2018
Total revenues	$1,645,858

Income before tax expense	$87,092
Income tax expense	(21,773)
Net income	$65,319
Less: Undistributed earnings allocated to participating securities	(54)
Numerator for basic and diluted pro forma EPS	$65,265

Pro forma weighted average shares-basic	29,885,858
Pro forma weighted average shares-diluted	30,189,058

Pro forma basic EPS	$2.18
Pro forma diluted EPS	$2.16

4. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2019	2018
Homes under construction	$1,205,232	$1,073,682
Land and land development	820,126	720,719
Capitalized interest	68,135	53,842
Total inventories	$2,093,493	$1,848,243

5. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”).  Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $59.2 million and $26.2 million at September 30, 2019 and December 31, 2018, respectively, and carried a weighted average interest rate of approximately 3.8%, and 4.7%, respectively.  As of September 30, 2019 and December 31, 2018, Inspire had mortgage loans held for sale with an aggregate fair value of $95.3 million and $112.4 million, respectively, and an aggregate outstanding principal balance of $92.8 million and $108.0 million, respectively. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

Mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value and changes in fair value are reflected in financial services revenue on the condensed consolidated statement of operations. Management believes carrying loans held-for-sale and the derivative instruments used to economically hedge them at fair value improves financial reporting by more accurately reflecting the underlying transaction. Refer to Note 12 – fair value disclosures for further information regarding our derivative instruments.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid insurance	$29,311	$20,226
Lot option and escrow deposits	50,758	51,038
Performance deposits	6,814	4,552
Deferred financing costs revolving line of credit, net	3,530	4,155
Restricted cash(1)	3,084	3,539
Secured note receivable	2,632	4,947
Right of use assets	16,760	—
Insurance receivable and other	17,036	51,940
Total prepaid expenses and other assets	$129,925	$140,397

(1) Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2019	2018
Earnest money deposits	$13,805	$13,990
Warranty reserve	9,990	7,970
Accrued compensation costs	22,636	29,770
Land development and home construction accruals	117,511	77,748
Accrued interest	18,327	15,636
Lease liabilities - operating leases	17,380	—
Liability for product financing arrangements and other	7,169	68,043
Total accrued expenses and other liabilities	$206,818	$213,157

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded if necessary. We decreased our warranty reserve by $0.6 million during the three months ended September 30, 2019 and during the same period in 2018. We decreased our warranty reserve by $0.4 million during the nine months ended September 30, 2019, compared to a $0.8 million decrease during the same period in 2018. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations. Changes in our warranty accrual are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$9,768	$10,269	$7,970	$8,531
Warranty reserve assumed in business combination	—	—	—	397
Warranty expense provisions	1,665	1,568	5,433	4,789
Payments	(870)	(968)	(3,063)	(2,688)
Warranty adjustment	(573)	(597)	(350)	(757)
Ending balance	$9,990	$10,272	$9,990	$10,272

9. Debt

Our outstanding debt obligations included the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
6.750% senior notes, due May 2027(1)	$494,178	$—
5.875% senior notes, due July 2025(1)	395,944	395,415
6.875% senior notes, due May 2022(1)	—	380,567
Insurance premium notes and other financing obligations	6,150	8,795
Notes payable	896,272	784,777
Revolving line of credit, due April 2022	278,800	202,500
Mortgage repurchase facility	77,798	104,555
Total debt	$1,252,870	$1,091,832

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Issuance of 6.750% Senior Notes Due 2027

In May 2019, the Company completed a private offering of $500.0 million aggregate principal amount of the Company’s 6.750% Senior Notes due 2027 (the “2027 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933. The 2027 Notes were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The 2027 Notes were issued at 100% of their principal amount and we received net proceeds of $493.9 million. The 2027 Notes contain certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2027 Notes is due June 2027, with interest only payments due semi-annually in June and December of each year, beginning on December 1, 2019.

In connection with this issuance, the Company deferred $6.1 million of issuance costs, which is presented in the notes payable line item of the condensed consolidated balance sheet.

Extinguishment of 6.875% Senior Notes Due 2022

During the nine months ended September 30, 2019, the Company extinguished $385.0 million in outstanding principal of our 6.875% Senior Notes due 2022 (the “2022 Notes”). The extinguishment was the result of two separate transactions whereby a tender offer validly tendered $189.3 million of the 2022 Notes on March 23, 2019 and the remaining $195.7 million was redeemed in accordance with the Indenture agreement on June 10, 2019. The transaction resulted in a loss of $10.8 million, which is presented in loss on debt extinguishment in the consolidated statement of operations for the nine months ended September 30, 2019.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on February 12, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2022. Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. As of September 30, 2019, we had $278.8 million outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018 and September 14, 2018, Inspire entered into mortgage warehouse facilities, with Comerica Bank, and J.P. Morgan, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $140 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2019, we had $77.8 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business. During the three months ended September 30, 2019 and 2018, we incurred interest expense on the repurchase facilities of $0.6 million and $0.4 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, we incurred interest expense on the repurchase facilities of $2.1 million and $0.8 million, respectively.

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2019 and 2018, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest capitalized beginning of period	$63,068	$47,797	$53,842	$41,762
Interest capitalized during period	19,325	16,109	55,792	43,387
Less: capitalized interest in cost of sales	(14,258)	(12,334)	(41,499)	(33,577)
Interest capitalized end of period	$68,135	$51,572	$68,135	$51,572

11. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2019 estimated annual effective tax rate of 27.9% is driven by our blended federal and state statutory rate of 25.2%, and certain other permanent differences between GAAP and tax which increased our rate by 2.7%.

For the three months ended September 30, 2019, our estimated annual rate of 27.9% was impacted by discrete items which had a net impact of decreasing our rate by 5.5%, including federal energy tax credits claimed in the current period related to homes closed in prior years. For the nine months ended September 30, 2019 our estimated annual rate of 27.9% was impacted by discrete items which had a net impact of decreasing our rate by 3.7%, including federal energy tax credits and excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2019 and 2018, we recorded income tax expense of $7.8 million and $5.8 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded income tax expense of $19.0 million and $22.2 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		September 30, 2019		December 31, 2018

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,632	$2,577	$4,947	$4,830
Mortgage loans held for sale(2)	Level 2	$95,321	$95,321	$112,394	$112,394
Derivative assets(3)	Level 2	$1,593	$1,593	$726	$726

6.750% senior notes(4) (5)	Level 2	$494,178	$535,550	$—	$—
6.875% senior notes(4) (5)	Level 2	$—	$—	$380,567	$372,488
5.875 % senior notes (4) (5)	Level 2	$395,944	$413,000	$395,415	$356,000
3.278% insurance premium notes(6)	Level 2	$6,150	$6,150	$6,475	$6,475
Revolving line of credit(6)	Level 3	$278,800	$278,800	$202,500	$202,500
Other financing obligation(6)	Level 2	$—	$—	$2,320	$2,320
Mortgage repurchase facilities(6)	Level 2	$77,798	$77,798	$104,555	$104,555

(1)

Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note.

(2)The mortgage loans held for sale are carried at fair value, which is based on quoted market prices for committed mortgage loans.

(3)Derivative instruments are carried at fair value and based on market prices for similar instruments. Changes in fair value are reflected in financial services revenue on the condensed consolidated statement of operations. As of September 30, 2019 and December 31, 2018, we had immaterial amounts of derivative liabilities which are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets. Refer to Note 5 – financial services for further information regarding our derivative instruments.

(4)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(5)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2019, these amounts totaled $5.8 million and $4.1 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2018, these amounts totaled $4.9 million and $4.6 million for the 6.875% senior notes and 5.875% senior notes, respectively.

(6)Carrying amount approximates fair value due to short-term nature and interest rate terms.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities are measured at fair value when acquired in a business combination. Long-lived assets determined to be impaired are measured at fair value.

13. Stock-Based Compensation

During the nine months ended September 30, 2019, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $22.01 per share that are subject to both service and performance vesting conditions. The quantity of shares that will vest under the PSUs ranges from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year pre-tax income performance goal. During the nine months ended September 30, 2019, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.6 million shares of common stock with a grant date fair value of $23.85 per share that vest over a three year period.

A summary of our outstanding RSUs and PSUs, assuming maximum level of performance, are as follows (in thousands, except years):

As of September 30, 2019
Unvested units	1,225
Unrecognized compensation cost	$16,421
Period to recognize compensation cost	1.6 years

During the three months ended September 30, 2019 and 2018, we recognized stock-based compensation expense of $3.9 million and $3.8 million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized stock-based compensation expense of $11.4 million and $10.1 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

14. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2019 and December 31, 2018, there were 31.2 million and 30.2 million shares of common stock issued and outstanding, respectively.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved an amended and restated 2017 Omnibus Incentive Plan, which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.3 million shares of our common stock related to the vesting of RSUs during the nine months ended September 30, 2019.

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings. During the three and nine months ended September 30, 2019, we sold and issued an aggregate of 0.8 million shares and 0.9 million shares, respectively, of our common stock under the Distribution Agreement, which provided gross proceeds of $23.7 million and $26.5 million, respectively, and in connection with such sales, paid total offering costs of $0.6 million and $0.7 million, respectively. During the three and nine months ended September 30, 2018, we sold and issued an aggregate of 0.6 million and 1.1 million shares of our common stock under the Second and Third Distribution Agreements, which provided gross proceeds of $17.4 million and $32.4 million, respectively, and, in connection with such sales, paid total offering costs of $0.5 million and $1.1 million respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. This Distribution Agreement had $56.1 million remaining as of September 30, 2019.

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

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net income	$27,024	$17,048	$59,636	$70,261
Less: Undistributed earnings allocated to participating securities	—	—	—	(58)
Net income allocable to common stockholders	$27,024	$17,048	$59,636	$70,203
Denominator
Weighted average common shares outstanding - basic	30,587,487	30,232,376	30,378,860	29,885,858
Dilutive effect of restricted stock units	318,748	322,505	262,334	303,200
Weighted average common shares outstanding - diluted	30,906,235	30,554,881	30,641,194	30,189,058
Earnings per share:
Basic	$0.88	$0.56	$1.96	$2.35
Diluted	$0.87	$0.56	$1.95	$2.33

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.6 million common unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2019 related to the PSUs for which performance conditions remain unsatisfied. We excluded 0.3 million common unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2018 related to the PSUs granted during the periods.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2019 and December 31, 2018, we had $347.6 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in other assets when recovery is probable. As of December 31, 2018, substantially all of the amounts reflected in Insurance receivable and other were related to construction claims, which were settled and amounts collected under the applicable insurance policies during the nine months ended September 30, 2019.

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

We primarily enter into operating leases for the right to use office space, and computer and office equipment, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. We include renewal terms in the lease term when it is reasonably certain that we will exercise the option. For leases entered into after January 1, 2019, we establish a right of use asset and a lease liability at the commencement date of the lease based on the present value of future minimum lease payments. As the rate implicit in each lease is not readily determinable, we utilize our incremental borrowing rate in determining the present value of future minimum payments. Our incremental borrowing rate is determined based on information available at the commencement date. We account for the lease components and non-lease components as a single lease component. As of September 30, 2019, the Company had $16.8 million and $17.4 million recognized as a right of use asset and lease liability, respectively, which are presented on the consolidated balance sheet within prepaid expenses and other assets and accrued expenses and other liabilities, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's condensed consolidated balance sheet.

Under both ASC 840 and ASC 842, operating lease expense is recognized on a straight-line basis over the lease term and was $1.6 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. Operating lease expense was $4.3 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Information related to the Company’s right of use asset and lease liability were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for operating lease liabilities	$1,460	$4,183
Right-of-use assets obtained in exchange for new operating lease obligations	$1,275	$2,785
Weighted-average remaining lease term	4.05 years	4.05 years
Weighted-average discount rate	6.38%	6.38%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Due in 12 month period ended September 30,
2020	$5,136
2021	5,191
2022	3,734
2023	3,083
2024	2,029
Thereafter	622
Total	19,795
Less: discount	(2,415)
Total lease liabilities	$17,380

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of September 30, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$1,894	2,125	34,489	—	$38,508
Cash held in escrow	—	30,362	—	—	30,362
Accounts receivable	4,043	13,989	(103)	—	17,929
Investment in consolidated subsidiaries	2,107,232	—	—	(2,107,232)	—
Inventories	—	2,093,493	—	—	2,093,493
Mortgage loans held for sale	—	—	95,321	—	95,321
Prepaid expenses and other assets	8,451	108,265	13,209	—	129,925
Deferred tax assets, net	14,277	—	—	—	14,277
Property and equipment, net	15,179	19,247	832	—	35,258
Amortizable intangible assets, net	—	4,094	—	—	4,094
Goodwill	—	30,395	—	—	30,395
Total assets	$2,151,076	$2,301,970	$143,748	$(2,107,232)	$2,489,562
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$190	77,882	623	—	$78,695
Accrued expenses and other liabilities	30,785	166,443	9,590	—	206,818
Notes payable	890,122	6,150	—	—	896,272
Revolving line of credit	278,800	—	—	—	278,800
Mortgage repurchase facilities	—	—	77,798	—	77,798
Total liabilities	1,199,897	250,475	88,011	—	1,538,383
Stockholders’ equity:	951,179	2,051,495	55,737	(2,107,232)	951,179
Total liabilities and stockholders’ equity	$2,151,076	$2,301,970	$143,748	$(2,107,232)	$2,489,562

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$2,183	2,101	28,618	—	$32,902
Cash held in escrow	—	24,344	—	—	24,344
Accounts receivable	6,117	7,424	(77)	—	13,464
Investment in consolidated subsidiaries	1,827,456	—	—	(1,827,456)	—
Inventories	—	1,848,243	—	—	1,848,243
Mortgage loans held for sale	—	—	112,394	—	112,394
Prepaid expenses and other assets	51,177	85,224	3,996	—	140,397
Deferred tax assets, net	13,763	—	—	—	13,763
Property and equipment, net	13,274	18,989	995	—	33,258
Amortizable intangible assets, net	—	5,095	—	—	5,095
Goodwill	—	30,395	—	—	30,395
Total assets	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$623	88,627	657	—	$89,907
Accrued expenses and other liabilities	75,506	131,548	6,103	—	213,157
Notes payable	775,982	8,795	—	—	784,777
Revolving line of credit	202,500	—	—	—	202,500
Mortgage repurchase facilities	—	—	104,555	—	104,555
Total liabilities	1,054,611	228,970	111,315	—	1,394,896
Stockholders’ equity:	859,359	1,792,845	34,611	(1,827,456)	859,359
Total liabilities and stockholders’ equity	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	573,860	—	—	$573,860
Land sales and other revenues	—	6,083	—	—	6,083
	—	579,943	—	—	579,943
Financial services revenue	—	—	10,419		10,419
Total revenues	—	579,943	10,419	—	590,362
Homebuilding cost of revenues
Cost of home sales revenues	—	(469,834)	—	—	(469,834)
Cost of land sales and other revenues	—	(4,624)	—	—	(4,624)
	—	(474,458)	—	—	(474,458)
Financial services costs	—	—	(8,174)		(8,174)
Selling, general and administrative	(17,621)	(55,213)	—	—	(72,834)
Equity in earnings from consolidated subsidiaries	39,268	—	—	(39,268)	—
Other income (expense)	104	(119)	(41)	—	(56)
Income before income tax expense	21,751	50,153	2,204	(39,268)	34,840
Income tax expense	5,273	(12,539)	(550)	—	(7,816)
Net income	$27,024	$37,614	$1,654	$(39,268)	$27,024

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$552,876	$—	$—	$552,876
Land sales and other revenues	—	1,131	—	—	1,131
	—	554,007	—	—	554,007
Financial services revenue	—	—	7,722	—	7,722
Total revenues	—	554,007	7,722	—	561,729
Homebuilding cost of revenues
Cost of home sales revenues	—	(460,144)	—	—	(460,144)
Cost of land sales and other revenues	—	(1,093)	—	—	(1,093)
	—	(461,237)	—	—	(461,237)
Financial services costs	—	—	(6,056)	—	(6,056)
Selling, general and administrative	(20,187)	(50,788)	—	—	(70,975)
Acquisition expense	(58)	—	—	—	(58)
Equity in earnings from consolidated subsidiaries	32,282	—	—	(32,282)	—
Other income (expense)	61	(606)	—	—	(545)
Income before income tax expense	12,098	41,376	1,666	(32,282)	22,858
Income tax expense	4,950	(10,344)	(416)	—	(5,810)
Net income	$17,048	$31,032	$1,250	$(32,282)	$17,048

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2019 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	1,705,798	—	—	$1,705,798
Land sales and other revenues	—	8,837	—	—	8,837
	—	1,714,635	—	—	1,714,635
Financial services revenue	—	—	28,734		28,734
Total revenues	—	1,714,635	28,734	—	1,743,369
Homebuilding cost of revenues
Cost of homes sales revenues	—	(1,407,519)	—	—	(1,407,519)
Cost of land sales and other revenues	—	(6,115)	—	—	(6,115)
	—	(1,413,634)	—	—	(1,413,634)
Financial services costs	—	—	(22,750)	—	(22,750)
Selling, general and administrative	(55,089)	(161,898)	—	—	(216,987)
Loss on debt extinguishment	(10,832)	—	—	—	(10,832)
Equity in earnings from consolidated subsidiaries	108,939	—	—	(108,939)	—
Other income (expense)	(664)	57	108	—	(499)
Income before income tax expense	42,354	139,160	6,092	(108,939)	78,667
Income tax expense	17,282	(34,790)	(1,523)	—	(19,031)
Net income	$59,636	$104,370	$4,569	$(108,939)	$59,636

	Supplemental Condensed Consolidated Statement of Operations
	For the Nine Months Ended September 30, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	1,469,871	—	—	$1,469,871
Land sales and other revenues	—	4,304	—	—	4,304
	—	1,474,175	—	—	1,474,175
Financial services revenue	—	—	21,292	—	21,292
Total revenues	—	1,474,175	21,292	—	1,495,467
Homebuilding cost of revenues
Cost of homes sales revenues	—	(1,206,924)	—	—	(1,206,924)
Cost of land sales and other revenues	—	(3,010)	—	—	(3,010)
	—	(1,209,934)	—	—	(1,209,934)
Financial services costs	—	—	(15,836)	—	(15,836)
Selling, general and administrative	(53,802)	(137,328)	—	—	(191,130)
Acquisition expense	(395)	—	—	—	(395)
Equity in earnings from consolidated subsidiaries	97,688	—	—	(97,688)	—
Equity in income from unconsolidated subsidiaries	14,849	—	—	—	14,849
Other income (expense)	(194)	(359)	—	—	(553)
Income before income tax expense	58,146	126,554	5,456	(97,688)	92,468
Income tax expense	12,115	(32,904)	(1,418)	—	(22,207)
Net income	$70,261	$93,650	$4,038	$(97,688)	$70,261

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(52,863)	(112,548)	16,447	—	$(148,964)
Net cash provided by/(used in) investing activities	$(146,499)	(7,610)	163	142,391	$(11,555)
Financing activities
Borrowings under revolving credit facilities	$1,184,800	—	—	—	$1,184,800
Payments on revolving credit facilities	(1,108,500)	—	—	—	(1,108,500)
Proceeds from the issuance of senior notes due 2027	500,000	—	—	—	500,000
Extinguishment of senior notes due 2022	(391,942)	—	—	—	(391,942)
Debt issuance costs	(6,075)	—	—	—	(6,075)
Proceeds from the issuance of insurance premium notes and other	—	12,629	—	—	12,629
Principal payments on insurance notes payable	—	(19,275)	—	—	(19,275)
Net proceeds from mortgage repurchase facilities	—	—	(26,757)	—	(26,757)
Net proceeds from issuances of common stock	25,817	—	—	—	25,817
Repurchases of common stock upon vesting of stock based compensation	(3,588)	—	—	—	(3,588)
Repurchases of common stock under our stock repurchase program	(1,439)	—	—	—	(1,439)
Payments from (and advances to) parent/subsidiary	—	125,834	16,557	(142,391)	—
Net cash provided by (used in) financing activities	$199,073	$119,188	$(10,200)	$(142,391)	$165,670
Net increase (decrease)	$(289)	$(970)	$6,410	$—	$5,151
Cash and cash equivalents and Restricted cash
Beginning of period	$2,183	4,006	30,252	—	$36,441
End of period	$1,894	$3,036	$36,662	$—	$41,592

Cash and cash equivalents	$1,894	2,125	34,489	—	$38,508
Restricted Cash	—	911	2,173	—	3,084
Cash and cash equivalents and Restricted cash	$1,894	$3,036	$36,662	$—	$41,592

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Nine Months Ended September 30, 2018 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(71,743)	(123,418)	(5,256)	(16,580)	$(216,997)
Net cash provided by/(used in) investing activities	$(153,607)	(165,939)	(159)	280,048	$(39,657)
Financing activities
Borrowings under revolving credit facilities	$520,000	—	—	—	$520,000
Payments on revolving credit facilities	(284,000)	—	—	—	(284,000)
Proceeds from insurance notes payable	—	11,838	—	—	11,838
Extinguishments of debt assumed in business combination	(94,231)	—	—	—	(94,231)
Debt issuance costs	(3,521)	—	—	—	(3,521)
Principal payments on notes payable	(9)	(2,164)	—	—	(2,173)
Repurchases of common stock upon vesting of stock based compensation	(5,483)	—	—	—	(5,483)
Payments from (and advances to) parent/subsidiary	5,130	263,120	11,798	(280,048)	—
Net proceeds from mortgage repurchase facilities	—	—	9,008	—	9,008
Net proceeds from issuances of common stock	31,230	—	—	—	31,230
Net cash provided by (used in) financing activities	$169,116	$272,794	$20,806	$(280,048)	$182,668
Net increase (decrease)	$(56,234)	$(16,563)	$15,391	$(16,580)	$(73,986)
Cash and cash equivalents and Restricted cash
Beginning of period	$56,234	28,044	9,435	—	$93,713
End of period	$—	$11,481	$24,826	$(16,580)	$19,727

Cash and cash equivalents	$—	8,922	23,585	(16,580)	$15,927
Restricted Cash	—	2,559	1,241	—	3,800
Cash and cash equivalents and Restricted cash	$—	$11,481	$24,826	$(16,580)	$19,727

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

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the States of Alabama, Arizona, California, Colorado, Florida, Georgia, Indiana, Iowa, Michigan, Nevada, North Carolina, Ohio, South Carolina, Tennessee, Texas, Utah, and Washington.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Wade Jurney Homes brand targets first time homebuyers, primarily sells homes through retail studios and over the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.  Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

Results of Operations

During the three and nine months ended September 30, 2019, we delivered 1,891 and 5,521 homes, respectively, with an average sales price of $303.5 thousand and $309.0 thousand, respectively. These deliveries represent increases of 8.3% and 35.6%, respectively, as compared to the three and nine months ended September 30, 2018. During the same periods, we generated approximately $573.9 million and $1,705.8 million in home sales revenues, respectively, approximately $34.8 million and $78.7 million in income before income tax expense, respectively, and approximately $27.0 million and $59.6 million, respectively, in net income.

For the three and nine months ended September 30, 2019, our new home contracts, net of cancelations, totaled 2,046 and 6,086, respectively, a 35.0% and 37.2% increase over the same respective periods in 2018. As of September 30, 2019, we had a backlog of 2,746 homes, an 8.1% decrease as compared to September 30, 2018, representing approximately $854.9 million in sales value, an 8.2% decrease as compared to September 30, 2018.

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018.

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statements of Operations:
Revenue
Home sales revenues	$573,860	$552,876	$1,705,798	$1,469,871
Land sales revenues	6,083	1,131	8,837	4,304
	579,943	554,007	1,714,635	1,474,175
Financial services revenue	10,419	7,722	28,734	21,292
Total revenues	590,362	561,729	1,743,369	1,495,467
Homebuilding cost of revenues
Cost of home sales revenues	(469,834)	(460,144)	(1,407,519)	(1,206,924)
Cost of land sales and other revenues	(4,624)	(1,093)	(6,115)	(3,010)
	(474,458)	(461,237)	(1,413,634)	(1,209,934)
Financial services costs	(8,174)	(6,056)	(22,750)	(15,836)
Selling, general, and administrative	(72,834)	(70,975)	(216,987)	(191,130)
Loss on debt extinguishment	—	—	(10,832)	—
Acquisition expense	—	(58)	—	(395)
Equity in income of unconsolidated subsidiaries	—	—	—	14,849
Other income (expense)	(56)	(545)	(499)	(553)
Income before income tax expense	34,840	22,858	78,667	92,468
Income tax expense	(7,816)	(5,810)	(19,031)	(22,207)
Net income	$27,024	$17,048	$59,636	$70,261
Earnings per share:
Basic	$0.88	$0.56	$1.96	$2.35
Diluted	$0.87	$0.56	$1.95	$2.33
Adjusted diluted earnings per share(1)	$0.87	$0.86	$2.26	$2.83
Other Operating Information (dollars in thousands):
Number of homes delivered	1,891	1,746	5,521	4,071
Average sales price of homes delivered	$303.5	$316.7	$309.0	$361.1
Homebuilding gross margin percentage	18.1%	16.8%	17.5%	17.9%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	20.6%	21.2%	20.0%	22.1%
Backlog at end of period, number of homes	2,746	2,988	2,746	2,988
Backlog at end of period, aggregate sales value	$854,856	$930,951	$854,856	$930,951
Average sales price of homes in backlog	$311.3	$311.5	$311.3	$311.5
Net new home contracts	2,046	1,515	6,086	4,436
Selling communities at period end	129	125	129	125
Average selling communities	127	123	127	120
Total owned and controlled lot inventory	39,315	38,147	39,315	38,147
Adjusted EBITDA(1)	$52,695	$50,270	$142,530	$163,091
Adjusted income before income tax expense(1)	$34,840	$34,850	$91,223	$114,011
Adjusted net income(1)	$27,024	$26,137	$69,154	$85,508

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “ - Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
West	228	193	$512.4	$548.6	$116,826	$105,880	$9,013	$7,478
Mountain	390	377	$424.8	$430.2	165,666	162,182	20,552	18,753
Texas	247	177	$278.4	$316.7	68,753	56,058	8,290	3,539
Southeast	341	424	$347.8	$333.2	118,584	141,288	7,079	10,401
WJH	685	575	$151.9	$152.1	104,031	87,468	6,032	451
Financial Services	—	—	$—	$—	—	—	2,245	1,666
Corporate	—	—	$—	$—	—	—	(18,371)	(19,430)
Total	1,891	1,746	$303.5	$316.7	$573,860	$552,876	$34,840	$22,858

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
West	683	606	$533.0	$584.2	$364,005	$354,049	$27,634	$29,494
Mountain	1,168	1,141	$430.3	$425.5	502,648	485,541	62,386	61,995
Texas	626	491	$288.6	$320.2	180,661	157,225	17,626	10,319
Southeast	1,036	1,093	$343.5	$329.7	355,817	360,343	17,467	24,106
WJH	2,008	740	$150.7	$152.3	302,667	112,713	18,323	265
Financial Services	—	—	$—	$—	—	—	5,984	5,456
Corporate	—	—	$—	$—	—	—	(70,753)	(39,167)
Total	5,521	4,071	$309.0	$361.1	$1,705,798	$1,469,871	$78,667	$92,468

West

In our West segment, for the three and nine months ended September 30, 2019, our income before income tax increased by $1.5 million and decreased by $1.9 million, respectively, to $9.0 million and $27.6 million, respectively. During the three and nine months ended September 30, 2019, we delivered 228 homes and 683 homes, respectively, with an average sales price of $512.4 thousand and $533.0 thousand, respectively, and generated $116.8 million and $364.0 million in home sales revenue, respectively. Income before income tax increased during the three months ended September 30, 2019 primarily due to an increase in home sales revenues of $10.9 million. Income before income tax decreased for the nine months ended September 30, 2019, primarily due to the mix of deliveries in higher margin communities in the prior year.

Mountain

In our Mountain segment, for the three and nine months ended September 30, 2019, our income before income tax increased by $1.8 million and $0.4 million, respectively, to $20.6 million and $62.4 million, respectively.  The increase of income before income tax for the three and nine months ended September 30, 2019 is primarily related to the increase in revenues.

Texas

In our Texas segment, for the three and nine months ended September 30, 2019, our income before income tax increased by $4.8 million and $7.3 million, respectively, to $8.3 million and $17.6 million, respectively, as compared $3.5 million and $10.3 million for the same periods in 2018.  The increase in income before income tax is primarily related to increases in the number of homes delivered during the three and nine months ended September 30, 2019 as compared to the same periods in 2018, which was partially offset by a decrease in the average sales price as we continue our shift towards first time homebuyers.

Southeast

In our Southeast segment, for the three and nine months ended September 30, 2019, our income before income tax decreased by $3.3 million and $6.6 million, respectively, to $7.1 million and $17.5 million, respectively, as compared to $10.4 million and $24.1 million for the same periods in 2018.  The decrease in income before income tax for the three and nine months ended September 30, 2019 is primarily related to the decrease in homes delivered.

Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million. For the three and nine months ended September 30, 2019, we delivered 685 homes and 2,008 homes, respectively, with an average price of $151.9 thousand and $150.7 thousand, respectively, and generated $104.0 million and $302.7 million in home sales revenues in our WJH segment, respectively. Our income before income tax for the three and nine months ended September 30, 2019 was $6.0 million and $18.3 million, respectively. Income before income tax for the three and nine months ended September 30, 2018 include purchase accounting for acquired work in process of $10.1 million and $13.0 million, respectively.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  During the three and nine months ended September 30, 2019, income before income tax remained relatively consistent compared to the same periods during 2018.

Corporate

During the three and nine months ended September 30, 2019, our Corporate segment generated losses of $18.4 million and $70.8 million, respectively, as compared to losses of $19.4 million and $39.2 million for the same periods in 2018.  The increase in expenses during the three months ended September 30, 2019 was primarily attributed to nominal increases in numerous items associated with our increased scale. The increase in expenses during the nine months ended September 30, 2019 was primarily attributed to the following: (1) a loss on debt extinguishment of $10.8 million during the current period, (2) prior period income from equity in unconsolidated subsidiaries of $14.8 million and (3) nominal increases in numerous items associated with our increased scale.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three months ended September 30, 2019 to 18.1% as compared to 16.8% for the same period in 2018, which was primarily driven by $11.9 of purchase accounting adjustments for acquired work in process inventory in the prior year period. Homebuilding gross margin percentage decreased for the nine months ended September 30, 2019 to 17.5% as compared to 17.9% for the same period in 2018. The decrease was primarily related to the geographic mix of closings between periods and higher incentives period over period in certain markets.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three Months Ended September 30,

	2019	%	2018	%

Home sales revenues	$573,860	100.0%	$552,876	100.0%
Cost of home sales revenues	(469,834)	(81.9)%	(460,144)	(83.2)%
Gross margin from home sales	104,026	18.1%	92,732	16.8%
Add: Interest in cost of home sales revenues	14,258	2.5%	12,334	2.2%
Adjusted homebuilding gross margin excluding interest	118,284	20.6%	105,066	19.0%
Add: Purchase price accounting for acquired work in process inventory	—	—%	11,934	2.2%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory	$118,284	20.6%	$117,000	21.2%

	Nine Months Ended September 30,

	2019	%	2018	%

Home sales revenues	$1,705,798	100.0%	$1,469,871	100.0%
Cost of home sales revenues	(1,407,519)	(82.5)%	(1,206,924)	(82.1)%
Gross margin from home sales	298,279	17.5%	262,947	17.9%
Add: Interest in cost of home sales revenues	41,499	2.4%	33,577	2.3%
Adjusted homebuilding gross margin excluding interest	339,778	19.9%	296,524	20.2%
Add: Purchase price accounting for acquired work in process inventory	1,724	0.1%	28,367	1.9%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory	$341,502	20.0%	$324,891	22.1%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and nine months ended September 30, 2019, excluding interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 20.6% and 20.0%, respectively, as compared to 21.2%, and 22.1%, respectively, for the same periods in 2018. The decreases primarily related to the geographic mix of closings between periods, continued cost pressure, and higher incentives throughout our markets. We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Increase
	2019	2018	Amount	%
Selling, general and administrative	$(72,834)	$(70,975)	$(1,859)	2.6%
As a percentage of home sales revenue	12.7%	12.8%

	Nine Months Ended September 30,		Increase
	2019	2018	Amount	%
Selling, general and administrative	$(216,987)	$(191,130)	$(25,857)	13.5%
As a percentage of homes sales revenue	12.7%	13.0%

Our selling, general and administrative expense increased $1.9 million for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to an increase of $2.6 million in commission expense primarily due to increases in external realtor commissions, which was partially offset by other nominal decreases throughout various accounts.

Our selling, general and administrative expense increased $25.9 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to the following: (1) an increase of $11.0 million in commission expense, resulting from a 16% increase in home sales revenues, (2) an increase of $7.7 million in compensation-related expenses associated with higher headcount as a result of the WJH acquisition to support our growth, (3) an increase of $1.2 million in legal costs, (4) an increase of $1.2 million in taxes and licenses, (5) an increase in depreciation and amortization of $1.1 million, (6) an increase in rent expense of $1.0 million, (7) an increase in information technology related expenses of $1.0 million, and (8) nominal increases in numerous items associated with our increased scale throughout selling, general and administrative to support our growth.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2019 estimated annual effective tax rate of 27.9% is driven by our blended federal and state statutory rate of 25.2%, and certain other permanent differences between GAAP and tax which increased our rate by 2.7%.

For the three months ended September 30, 2019, our estimated annual rate of 27.9% was impacted by discrete items which had a net impact of decreasing our rate by 5.5%, including federal energy tax credits claimed in the current period related to homes closed in prior years. For the nine months ended September 30, 2019 our estimated annual rate of 27.9% was impacted by discrete items which had a net impact of decreasing our rate by 3.7%, including federal energy tax credits and excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2019 and 2018, we recorded income tax expense of $7.8 million and $5.8 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded income tax expense of $19.0 million and $22.2 million, respectively.

Segment Assets

(Dollars in thousands)

	September 30,	December 31,	Increase (Decrease)
	2019	2018	Amount	Change
West	$625,085	$502,381	$122,704	24.4%
Mountain	674,894	621,757	53,137	8.5%
Texas	222,819	209,550	13,269	6.3%
Southeast	455,289	448,681	6,608	1.5%
WJH	287,923	204,925	82,998	40.5%
Financial Services	144,682	146,710	(2,028)	(1.4)%
Corporate	78,870	120,251	(41,381)	(34.4)%
Total assets	$2,489,562	$2,254,255	$235,307	10.4%

Lots owned and	September 30, 2019			December 31, 2018			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,210	1,920	5,130	3,457	1,790	5,247	(7.1)%	7.3%	(2.2)%
Mountain	5,011	6,883	11,894	5,335	5,641	10,976	(6.1)%	22.0%	8.4%
Texas	3,589	2,663	6,252	3,943	2,616	6,559	(9.0)%	1.8%	(4.7)%
Southeast	4,484	2,719	7,203	4,828	2,808	7,636	(7.1)%	(3.2)%	(5.7)%
Wade Jurney Homes	3,454	5,382	8,836	3,447	4,054	7,501	0.2%	32.8%	17.8%
Total	19,748	19,567	39,315	21,010	16,909	37,919	(6.0)%	15.7%	3.7%

Of our total lots owned and controlled as of September 30, 2019, 50.2% were owned and 49.8% were controlled, as compared to 55.4% owned and 44.6% controlled as of December 31, 2018.

Total assets increased by $235.3 million, or 10.4%, to $2.5 billion at September 30, 2019 as compared to December 31, 2018. The increase is driven by investments in inventory during the period.

Other Homebuilding Operating Data

	Three Months Ended				Nine Months Ended
Net new home contracts	September 30,		Increase		September 30,		Increase (Decrease)
	2019	2018	Amount	% Change	2019	2018	Amount	% Change
West	235	214	21	9.8%	767	616	151	24.5%
Mountain	419	308	111	36.0%	1,290	1,313	(23)	(1.8)%
Texas	260	150	110	73.3%	733	493	240	48.7%
Southeast	494	422	72	17.1%	1,250	1,449	(199)	(13.7)%
WJH	638	421	217	51.5%	2,046	565	1,481	NM
Total	2,046	1,515	531	35.0%	6,086	4,436	1,650	37.2%

NM – Not Meaningful

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2019 increased by 531 homes, or 35.0%, to 2,046, compared to 1,515 for the same period in 2018. Net new home contracts for the nine months ended September 30, 2019 increased by 1,650 homes, or 37.2%, to 6,086, compared to 4,436 for the same period in 2018. The increase in our net new home contracts during these periods was primarily driven by our acquisition of WJH.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and nine months ended September 30, 2019 by segment are included in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	% Change
West	3.7	4.2	(0.5)	(11.9)%
Mountain	3.0	3.0	-	—%
Texas	4.6	2.2	2.4	109.1%
Southeast	3.8	2.8	1.0	35.7%
WJH	N/A	N/A	N/A	N/A
Total	3.6	2.9	0.7	24.1%

	Nine Months Ended September 30,		Increase
	2019	2018	Amount	% Change
West	4.1	4.0	0.1	2.5%
Mountain	3.1	4.3	(1.2)	(27.9)%
Texas	4.3	2.4	1.9	79.2%
Southeast	3.2	3.2	—	—%
WJH	N/A	N/A	N/A	N/A
Total	3.5	3.4	0.1	2.9%

N/A – Not Applicable

Our absorption rates increased by 24.1% to 3.6 per month during the three months ended September 30, 2019, as compared to the same period in 2018.  Our absorptions increased primarily due to the timing of community openings in our Texas and Southeast region.

Our absorption rates decreased by 2.9% to 3.5 per month during the nine months ended September 30, 2019, as compared to the same period in 2018.  Our absorptions moderated primarily due to the timing of community openings in our Mountain region.

Selling communities at period end	As of September 30,		Increase/(Decrease)
	2019	2018	Amount	% Change

West	21	17	4	23.5%
Mountain	46	34	12	35.3%
Texas	19	23	(4)	(17.4)%
Southeast	43	51	(8)	(15.7)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	129	125	4	3.2%

N/A – Not Applicable

Our selling communities increased to 129 communities at September 30, 2019 as compared to 125 at September 30, 2018. As WJH does not sell homes by community, but through studios and other methods, there are no communities or absorptions presented for that segment.

Backlog

(Dollars in thousands)

	As of September 30,
	2019			2018			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	302	$153,626	$508.7	280	$153,121	$546.9	7.9%	0.3%	(7.0)%
Mountain	523	230,203	440.2	627	283,534	452.0	(16.6)%	(18.8)%	(2.6)%
Texas	288	79,536	276.2	217	75,129	346.2	32.7%	5.9%	(20.2)%
Southeast	684	243,712	356.3	736	241,943	328.7	(7.1)%	0.7%	8.4%
Wade Jurney Homes	949	147,779	155.7	1,128	177,224	157.1	(15.9)%	(16.6)%	(0.9)%
Total / Weighted Average	2,746	$854,856	$311.3	2,988	$930,951	$311.5	(8.1)%	(8.2)%	(0.1)%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At September 30, 2019, we had 2,746 homes in backlog with a total value of $854.9 million, which represents a decrease of 8.1% and 8.2%, respectively, as compared to September 30, 2018. The decrease in backlog dollar value is primarily attributable to a decrease in the number of homes in backlog.

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

(dollars in thousands)	Nine Months Ended September 30, 2018
	Pro Forma Home Sales Revenues	Pro Forma Net New Home Contracts	Pro Forma Deliveries	Pro Forma Average Sales Price
Pro forma Century Communities	$1,620,262	5,850	5,064	$320.0

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2019 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and from time to time proceeds from sales of common stock, including our current at-the-market facility, and debt securities to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

Issuance of 6.750% Senior Notes Due 2027

In May 2019, the Company completed a private offering of $500.0 million aggregate principal amount of the Company’s 6.750% Senior Notes due 2027 (the “2027 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933. The 2027 Notes were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The 2027 Notes were issued at 100% of their principal amount and we received net proceeds of $493.9 million. The aggregate principal balance of the 2027 Notes is due June 2027, with interest only payments due semi-annually in June and December of each year, beginning on December 1, 2019.

In connection with this issuance, the Company deferred $6.1 million of issuance costs, which is presented in the notes payable line item of the condensed consolidated balance sheet.

Extinguishment of 6.875% Senior Notes Due 2022

During the nine months ended September 30, 2019, the Company extinguished $385.0 million in outstanding principal of our 6.875% Senior Notes due 2022 (the “2022 Notes”). The extinguishment was the result of two separate transactions whereby a tender offer validly tendered $189.3 million of the 2022 Notes on March 23, 2019 and the remaining $195.7 million was redeemed in accordance with the Indenture agreement on June 10, 2019. The transaction resulted in a loss of $10.8 million, which is presented in loss on debt extinguishment in the condensed consolidated statement of operations.

Revolving Credit Facility

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on February 12, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2022. Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the

Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. As of September 30, 2019, we had $278.8 million outstanding under the credit facility and were in compliance with all covenants.

At the Market Offerings

On July 3, 2018, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings. During the three and nine months ended September 30, 2019, we sold and issued an aggregate of 0.8 million shares and 0.9 million shares, respectively, of our common stock under the Distribution Agreement, which provided gross proceeds of $23.7 million and $26.5 million, respectively, and in connection with such sales, paid total offering costs of $0.6 million and $0.7 million, respectively. During the three and nine months ended September 30, 2018, we sold and issued an aggregate of 0.6 million and 1.1 million shares of our common stock under a prior Distribution Agreement, which provided gross proceeds of $17.4 million and $32.4 million, respectively, and, in connection with such sales, paid total offering costs of $0.5 million and $1.1 million respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. This Distribution Agreement had $56.1 million remaining as of September 30, 2019.

Mortgage Repurchase Facility and Mortgage Warehouse Line of Credit – Financial Services

On May 4, 2018 and September 14, 2018 Inspire entered into mortgage warehouse facilities, with Comerica Bank and J.P. Morgan, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $140 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2019, we had $77.8 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2019 and December 31, 2018, we had $347.6 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
6.750% senior notes, due May 2027(1)	$494,178	$—
5.875% senior notes, due July 2025(1)	395,944	395,415
6.875% senior notes, due May 2022(1)	—	380,567
Insurance premium notes and other financing obligations	6,150	8,795
Senior notes payable	896,272	784,777
Revolving line of credit, due April 2022	278,800	202,500
Mortgage repurchase facility	77,798	104,555
Total debt	$1,252,870	$1,091,832

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 13, 2019. For further information regarding our 2019 issuance of the 6.750% Senior Notes due 2027 and extinguishment of our 6.875% Senior Notes due 2022, refer to Note 9 - Debt in Part I, Item 1 of this report.

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

During the nine months ended September 30, 2019, an aggregate of 83,000 shares were repurchased for a total purchase price of approximately $1.4 million or an average of $17.14 per share. No shares were repurchased during the three months ended September 30, 2019 and the three and nine months ended September 30, 2018.

Cash Flows—Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019 and 2018, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single family attached and detached homes and the origination of mortgages held for sale.  During the nine months ended September 30, 2019 and 2018, we used $149.0 million and $217.0 million in cash from operations, respectively.  The decrease in cash used from operations is primarily a result of a comparatively favorable decrease in changes in assets and liabilities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

•Net cash used in investing activities decreased to $11.6 million during the nine months ended September 30, 2019, compared to $39.7 million used during the same period in 2018. The decrease was primarily related to our purchase of the remaining 50% ownership interest in WJH during 2018.

•Net cash provided by financing activities was $165.7 million during the nine months ended September 30, 2019, compared to $182.7 million during the same period in 2018. The decrease was primarily attributable to a decrease in net borrowings on our revolving credit facility, partially offset by an increase in proceeds from the issuance of the 2027 Notes and a portion of those proceeds used to extinguish the 2022 Notes.

As of September 30, 2019, our cash and cash equivalents and restricted cash balance was $41.6 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by use of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2019, we had outstanding purchase contracts and option contracts for 19,567 lots with a total purchase price of approximately $726.1 million and had $42.3 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contracts occurring in future periods, if at all.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of September 30, 2019 and December 31, 2018, we had $347.6 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment, and (vi) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations and purchase price accounting for investment in unconsolidated subsidiaries, and (vii) acquisition expense. We believe adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net income	$27,024	$17,048	58.5%	$59,636	$70,261	(15.1)%
Income tax expense	7,816	5,810	34.5%	19,031	22,207	(14.3)%
Interest in cost of home sales revenues	14,258	12,334	15.6%	41,499	33,577	23.6%
Interest expense (income)	—	(205)	N/M	15	(579)	N/M
Depreciation and amortization expense	3,597	3,291	9.3%	9,793	8,803	11.2%
EBITDA	52,695	38,278	37.7%	129,974	134,269	(3.2)%
Loss on debt extinguishment	—	—	N/M	10,832	—	N/M
Purchase price accounting for acquired work in process inventory	—	11,934	(100.0)%	1,724	28,367	(93.9)%
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	—	—	N/M	—	60	N/M
Acquisition expense	—	58	N/M	—	395	N/M
Adjusted EBITDA	$52,695	$50,270	4.8%	$142,530	$163,091	(12.6)%

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

	September 30,	December 31,
	2019	2018
Total homebuilding debt	$1,175,072	$987,277
Total stockholders' equity	951,179	859,359
Total capital	$2,126,251	$1,846,636
Debt to capital	55.3%	53.5%

Total homebuilding debt	$1,175,072	$987,277
Cash and cash equivalents	(38,508)	(32,902)
Cash held in escrow	(30,362)	(24,344)
Net homebuilding debt	1,106,202	930,031
Total stockholders' equity	951,179	859,359
Net capital	$2,057,381	$1,789,390

Net homebuilding debt to net capital	53.8%	52.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net income	$27,024	$17,048	$59,636	$70,261
Less: Undistributed earnings allocated to participating securities	—	—	—	(58)
Net income allocable to common stockholders	$27,024	$17,048	$59,636	$70,203
Denominator
Weighted average common shares outstanding - basic	30,587,487	30,232,376	30,378,860	29,885,858
Dilutive effect of restricted stock units	318,748	322,505	262,334	303,200
Weighted average common shares outstanding - diluted	30,906,235	30,554,881	30,641,194	30,189,058
Earnings per share:
Basic	$0.88	$0.56	$1.96	$2.35
Diluted	$0.87	$0.56	$1.95	$2.33

Adjusted Earnings per share
Numerator
Income before income tax expense	$34,840	$22,858	$78,667	$92,468
Loss on debt extinguishment	—	—	10,832	—
Purchase price accounting for acquired work in process inventory	—	11,934	1,724	28,367
Gain on previously held interest in WJH	—	—	—	(7,219)
Acquisition expense	—	58	—	395
Adjusted income before income tax expense	34,840	34,850	91,223	114,011
Adjusted income tax expense(1)	(7,816)	(8,713)	(22,069)	(28,503)
Adjusted net income	27,024	26,137	69,154	85,508
Less: Adjusted undistributed earnings allocated to participating securities	—	—	—	(71)
Adjusted net income allocable to common stockholders	$27,024	$26,137	$69,154	$85,437

Denominator - Diluted	30,906,235	30,554,881	30,641,194	30,189,058

Adjusted diluted earnings per share	$0.87	$0.86	$2.26	$2.83

(1)The tax rate used in calculating adjusted net income for the three and nine months ended September 30, 2019 and 2018 was the estimated annual rate offset by the benefit associated with federal energy credits related to homes delivered in prior years.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2019, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of 2019 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: October 29, 2019	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: October 29, 2019	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: October 29, 2019	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2019	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)