Form 10-K
period 2019-12-31
Century Communities, Inc.
filed 2020-02-07
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECember 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File NUMBER 001-36491

__________________________

Century Communities, Inc.

(Exact Name of Registrant as Specified in Its Charter)

_______________  _____________________________

Delaware	68-0521411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8390 East Crescent Parkway, Suite 650 Greenwood Village, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 770-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CCS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit such files), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2019 was approximately $697.2 million based on the closing price of $26.58 per share as reported on the New York Stock Exchange on June 28, 2019.

As of January 31, 2020, the registrant had 33,071,034 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements included in or incorporated by reference into this Annual Report on Form 10-K (which we refer to as this “Form 10-K”) constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” the negative of such terms and other comparable terminology, and the use of future dates. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due a number of factors.

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

•a downturn in the homebuilding industry, including a reduction in demand or a decline in real estate values or market conditions resulting in impairment of our assets;

•changes in assumptions used to make industry forecasts or trends affecting housing demand or prices;

•continued volatility and uncertainty in the credit markets and broader financial markets;

•our future operating results and financial condition;

•our business operations;

•changes in our business and investment strategy;

•availability of land to acquire, and our ability to acquire such land on favorable terms or at all;

•availability, terms and deployment of capital;

•availability or cost of mortgage financing or an increase in the number of foreclosures in the market;

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

•the impact and cost of compliance with evolving environmental laws and regulations and third-party challenges to required permits and other approvals;

•the degree and nature of our competition;

•our ability to continue to fund and succeed in our mortgage lending business;

•our leverage and debt service obligations;

•availability of qualified personnel and our ability to retain our key personnel; and

•changes in United States generally accepted accounting principles (which we refer to as “GAAP”).

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

On February 6, 2020, in order to better align with our Century brand, we announced the rebranding of Wade Jurney Homes to Century Complete. We believe this rebranding will assist in showcasing the value proposition to potential buyers. The newly positioned Century Complete brand will operate similarly to Wade Jurney Homes, adopting its business strategy and continuing to provide comparable offerings.

Since our initial public offering in 2014, we have grown rapidly through the acquisitions of other homebuilders and organic entrance into new markets. We are one of the largest homebuilders in the United States and our common shares trade on the New York Stock Exchange under the symbol “CCS.” As of December 31, 2019, we operated in the 17 states depicted below.

December 31, 2019
17 states
38,942 lots
Century Communities Brand
Century & Wade Jurney Homes Brands
Wade Jurney Homes Brand

We operate our homebuilding operations within the following five reportable segments:

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

Description of Business

Land acquisition process

We acquire land for our homebuilding operations with the primary intent to develop and construct single family detached or attached homes for sale on the acquired land. From time to time we may sell land to other developers and homebuilders where we have excess land positions. We generally acquire land for cash, either through bulk acquisitions of land or through option contracts. Option contracts are generally structured where we have the right, but not the obligation, to buy land at predetermined prices on a defined schedule. Potential land acquisitions are identified by our local management within the markets in which we operate. Our land acquisition process typically includes soil tests, independent environmental studies, other engineering work and financial analysis which include an evaluation of expected returns, projected gross margins, estimated sales paces and pricing. Potential land acquisitions are approved by our Corporate office above established limits to ensure appropriate capital allocations taking into consideration current and projected inventory levels and risk adjusted returns.

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

Homebuilding marketing and sales process – Wade Jurney brand

Our Wade Jurney Homes brand primarily sells homes through our own sales representatives located in retail locations which we refer to as Studios, as opposed to model homes; however, model and vignetted homes are used in certain instances. We lease our Studios within strip malls or other high traffic retail centers, located centrally to our homes under construction. Our Studios are generally leased for a period of three years and average approximately 1,500 square feet. We also sell homes directly through our Wade Jurney Homes website, as well as through independent real estate brokers.

Our Wade Jurney Homes brand often competes with resales within the submarkets in which we operate and strives to offer a new home offering to our customers at prices that are significantly lower than other new home offerings. Our philosophy is to be the price leader through providing a limited number of floor plans, with no options or upgrades offered. Our advertising and marketing efforts are focused on cost effective means of reaching potential customers including centralized digital marketing, and direct outreach to independent real estate brokers. Our goal is to leverage our Studios, and advertising and marketing efforts to generate homebuyer leads, which are then actively pursued by our sales associates.

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

Financial services

We offer home financing for our customers through our wholly owned subsidiary, Inspire Home Loans, Inc. (which we refer to as “Inspire”). Inspire is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Housing Administration-insured (“FHA”), and Department of Veterans Affairs-guaranteed (“VA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title and home owners insurance services through our wholly owned subsidiaries, Parkway Title, LLC (which we refer to as “Parkway”) and IHL Home Insurance Agency, LLC (which we refer to as “IHL”). These operations along with Inspire collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, and IHL provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title and insurance needs.

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

Inspire finances the origination of these loans primarily with borrowings under its mortgage repurchase facilities. As of December 31, 2019, Inspire had facilities maturing through September 2020, with a total maximum aggregate commitment of $275 million and an outstanding amount of $174.1 million. We expect the facilities to be renewed or replaced with other facilities when they mature.

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

Design and construction

We engage architects, engineers and other professionals in connection with the home design process who are familiar with local market preferences, constraints, conditions and requirements. We serve as the general contractor, with all construction work typically performed by subcontractors. While we maintain long-standing relationships with many of our subcontractors and design professionals, we typically do not enter into long-term contractual commitments with them and as a result are subject to shortages of qualified and skilled labor.

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

We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply.

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

Backlog

Our backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract. As of December 31, 2019, we had backlog of 2,070 homes representing $637.8 million of backlog dollar value, compared to backlog of 2,181 homes, representing $669.5 million of backlog dollar value as of December 31, 2018. We expect that a substantial portion of all homes currently in backlog will be delivered in fiscal year 2020.

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

•Mountain (Colorado, Nevada and Utah)

•Texas

•Southeast (Georgia, North Carolina, South Carolina and Tennessee)

•Wade Jurney Homes (Alabama, Arizona, Florida, Georgia, Indiana, Iowa, Michigan, North Carolina, Ohio, South Carolina, and Texas)

We have also identified our Financial Services operations, which provides mortgage, title and insurance services to our homebuyers, as a sixth reportable segment.  Our Corporate operations are a non-operating segment, as they serve to support our homebuilding and other operations through functions, such as our executive, finance, treasury, human resources, legal, and accounting departments.

Note 2 (Reporting Segments) of our consolidated financial statements contains information regarding the operations of our reportable segments.

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

Employees

The total number of employees as of December 31, 2019 was 1,460. We consider our employee relations to be good. We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use have employees who are represented by labor unions.

Available Information

We are a Delaware corporation, incorporated in 2013, and a U.S. public reporting company under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), and file reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). Copies of these reports, proxy statements, and other information can be accessed from the SEC's home page on the Internet at http://www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are available free of charge on our website at www.centurycommunities.com as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

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

Risks Related to Our Business

We are subject to demand fluctuations in the housing industry. Any reduction in demand for our homes would adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn when demand for our homes decreases, our revenues and results of operations may be adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot predict whether housing market conditions existing at that time will continue. For example, while rising interest rates and tightening affordability created an industry-wide deceleration in housing growth during the second half of 2018 and into 2019, this deceleration reversed during the remainder of 2019 due in part to reduced mortgage rates. We are unable to predict if this trend will continue or reverse itself again.

Adverse changes in general economic conditions could reduce the demand for our homes and, as a result, could have a material adverse effect on our business, results of operations and financial condition.

The residential homebuilding industry is cyclical and is highly sensitive to changes in local and general economic conditions that are outside our control, including:

•consumer confidence, levels of employment, job growth, spending levels, wage and personal income growth, personal indebtedness levels, and household debt-to-income levels of potential homebuyers;

•the availability and cost of financing for homebuyers or restrictive mortgage standards, including private and federal mortgage financing programs and federal, state, and provincial regulation of lending practices;

•real estate taxes and federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•U.S. and global financial system and credit markets, including short- and long-term interest rates and inflation;

•housing demand from population growth, household formations, new home buying catalysts (such as marriage and children), second home buying catalysts (such as retirement), home sale catalysts (such as an aging population), demographic changes (including immigration levels and trends in urban and suburban migration), generational shifts, or otherwise, or perceptions regarding the strength of the housing market, and home price appreciation and depreciation resulting therefrom;

•competition from other real estate investors with significant capital, including other real estate operating companies and developers, institutional investment funds and companies solely focused on single family rentals; and

•the supply of new or existing homes, including foreclosures, and other housing alternatives, such as apartments and other residential rental property, and the aging of existing housing inventory.

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

In addition, an important segment of our customer base consists of first- and second-time move-up buyers, who often purchase homes subject to contingencies related to the sale of their existing homes. If these potential buyers face difficulties in selling their homes, whether due to periods of weak economic conditions, oversupply, high interest rates, restrictive mortgage standards or otherwise, our sales may be adversely affected. Moreover, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

Furthermore, deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

Our future success depends upon our ability to successfully adapt our business strategy to changing home buying patterns and trends.

Future changing home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Part of our business strategy is to offer homes that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the anticipated increased demand for more affordable homes due to generational shifts, changing demographics and other factors, we have increased our focus on offering more affordable housing options in our markets. We believe that due to anticipated generational shifts, changing demographics and other factors, the demand for more affordable homes will increase. Indeed, part of our strategy in acquiring Wade Jurney Homes was to target first time home buyers with an asset light business model. Our Wade Jurney Homes brand solely targets entry level price points, sells homes primarily through retail studios and over the internet, and provides no option or upgrade selections. No assurance can be provided that our current business strategy to focus on more affordable homes will be effective or that we will successfully anticipate and react to future changing home buying patterns and trends.

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels for residential build-out.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, governmental and municipal restrictions, and other market conditions. If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts. To the extent we are unable to purchase land parcels on a timely basis or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 17 states across the West, Mountain, Texas, Southeast and Midwest U.S. regions. Because our operations are concentrated in these areas, a prolonged economic downturn in one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations and geographic footprint.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 3.5% as of the end of December 2019, according to the U.S. Bureau of Labor Statistics. People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, any increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business both by reducing the demand for the homes we build and by increasing the supply of homes for sale. This would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes. If the home financing market is unstable or contracts, our revenues and results of operations could be adversely affected. A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing or through our Financial Services business. First-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. These buyers are an important source of our demand, especially in light of our Wade Jurney Homes segment, which targets first time home buyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we obtain. This environment would also likely adversely affect our Financial Services business.

During the recent past, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, Federal Housing Administration (which we refer to as the “FHA”) or Veterans Administration (which we refer to as the “VA”) requirements. Fewer loan products and tighter loan qualifications may continue to make it more difficult for certain buyers to finance the purchase of our homes. Additionally, if the federal government were to reduce or eliminate mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it may make it more difficult for our customers to finance the purchase of our homes. These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers, who have historically made up a substantial part of our customers and will likely continue to make up a substantial part of our customers especially in light of our Wade Jurney Homes segment. Reductions in demand adversely affected our business and financial results during that downturn. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities in the past have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for buyers financing the purchase of our homes. The FHA recently tightened its underwriting standards which affects potential home buyers, including in particular first time buyers. In addition, in recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks have reduced opportunity for those purchasers. In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions, stricter loan qualification standards, and an increase in minimum down payment requirements. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States. In addition, changes in federal and provincial regulatory and fiscal policies aimed at aiding the home buying market (including repeal or another limitation of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability or desire to purchase homes.

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

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect our business and results of operations.

Most of the purchasers of our homes finance their acquisitions with mortgage financing and in many cases obtain their mortgage financing through our Financial Services business. Mortgage interest rates have been near historic lows for the past several years. While interest rates rose during 2018 and the beginning of 2019, they decreased substantially during the remainder of 2019. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in sales, adversely affecting our results of operations. Increased interest rates can also decrease homebuyer confidence and hinder our ability to realize our backlog because our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect our operating results.

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

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our homes, which could be material to our business.

Prior to the enactment of the Tax Cuts and Jobs Act (which we refer to as the “TCJA”), which was enacted into law on December 22, 2017, significant expenses of owning a home, including mortgage loan interest and state and local taxes, generally were deductible expenses for an individual’s U.S. federal income taxes and in some cases, state income taxes, subject to various limitations. The TCJA established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property taxes. Under the TCJA, through the end of 2023, the mortgage interest deduction cap on a newly purchased home was decreased to $750,000 a year ($375,000 in the case of a separate return filed by a married individual) from the prior $1,000,000 threshold, and the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 (or $5,000 in the case of a separate return filed by a married individual). These changes have reduced and may continue to reduce the actual or perceived affordability of homeownership, which have adversely affected and could continue to adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes, including in California, Colorado, Nevada and Washington. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

On December 19, 2019, Congress passed the Tax Extender and Disaster Relief Act of 2019 (the “Extender Act”), which the President signed into law on December 20, 2019. The Extender Act extended the availability of the Internal Revenue Code §45L credit for energy-efficient new homes (the “Federal Energy Credits”), which provides a tax credit of $2,000 per qualifying home to eligible builders, retroactively to 2018 and 2019 and made the Federal Energy Credits available for homes delivered through December 31, 2020. Legislation to extend the Federal Energy Credits beyond December 31, 2020 has not been adopted, and it is uncertain whether an extension or similar tax credit will be adopted in the future. The Federal Energy Credits reduced our income tax expense for the year ended December 31, 2019 by $17.3 million. If legislation to extend the Federal Energy Credits for periods after December 31, 2020 is not adopted, our effective income tax rates in future periods would increase.

Increases in property and sales taxes could prevent potential customers from buying our homes and adversely affect our business or financial results.

Increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes. Fees imposed on developers to fund schools, open spaces or road improvements, and/or to provide low and moderate income housing, could increase our costs and have an adverse effect on our business and results of operations. In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

The TCJA significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. These changes have adversely affected and could continue to adversely affect our business and financial condition.

Changes to the population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for our homes in these regions.

Slower rates of population growth or population declines in the markets where we do business, or other key markets in the United States we plan to enter, especially as compared to the high population growth rates in prior years, could adversely affect the demand for housing, causing home prices in these markets to fall, and adversely affect demand for our homes and our plans for growth, business, financial condition and operating results.

Difficulty in obtaining sufficient capital could result in an inability to acquire land for our developments or increased costs and delays in the completion of our development projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. If our internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets in the past have experienced significant volatility. Continued volatility in these markets may restrict our flexibility to access such financing when needed. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, when needed, we may be unable to acquire land for our housing developments and/or to develop the housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreements, which could result in abandonment charges and adversely affect our operating results and financial condition. In addition, inventory carrying costs can be significant, particularly if inventory must be held for longer than planned, and can result in losses on poorly performing projects or markets. Factors, such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations, subject land valuations to uncertainty.

We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. In the face of adverse market conditions, we may have substantial inventory carrying costs, and may have to write down our inventory to its fair value, and/or sell land or homes at a loss. In the past, we have been required to record significant write-downs of the carrying value of our land inventory, and have elected not to exercise options to purchase land, even though that required us to forfeit deposits and write-off pre-acquisition costs. Although we have taken efforts to reduce our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate in the future, we could again be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our consolidated balance sheet and could adversely affect our results of operations and financial condition and result in write-downs of the carrying values of land we own.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Before a community generates any revenues, significant time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. A decline in our ability to develop and market our communities successfully, especially in our more recent or new markets where it may be more difficult to do so, and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect our business and results of operations.

Significant weather conditions and natural disasters in the geographic areas where we operate, such as hurricanes, tornadoes, earthquakes, volcanic activity, wildfires, ice storms, snow storms, landslides and soil subsidence, droughts, floods, and heavy or prolonged precipitation could damage projects, cause delays in completion of projects, or reduce consumer demand for housing. Extreme weather conditions and natural disasters could also disrupt or cause shortages in labor or materials, which could delay project completion or result in increases in the prices for labor or materials, thereby affecting our sales and profitability. The climates of certain of the states in which we operate present increased risks of adverse weather or natural disasters. For example, Colorado has historically experienced seasonal wildfires, snow storms, and soil subsidence; Texas has historically experienced tornadoes, coastal flooding and hurricanes; California and Nevada have historically experienced earthquakes, extreme temperatures, wildfires, and droughts and water shortages; and Florida and the Carolinas have historically experienced a risk of hurricanes and coastal flooding. As an example, during the third quarter of 2018, in the Southeast, we experienced severe weather during September, mainly affecting our Wade Jurney Homes segment, which pushed the portion of deliveries into the fourth quarter of 2018 and constrained our selling activity in the region for a period of time. In addition to directly damaging or delaying our projects, natural disasters and extreme weather events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion. Some conditions, such as severe drought or risk of flooding, may cause state and local governments to take restrictive actions, such as placing moratoriums on the issuance of new building permits or issuing new building codes and standards that increase building costs. Our insurance policies may not fully cover losses resulting from these events or any related business interruption. For example, losses associated with floods, landslides, earthquakes and other geological events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A significant uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Changes in global or regional climate conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of, or restricting, our planned or future growth activities.

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, there is a variety of new legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions and building codes that impose energy efficiency standards. Government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy and transportation costs, and increased compliance expenses and other financial obligations to meet permitting, land development, or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our results of operations. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on purchasing significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade, tariffs, or other climate related regulations. As a result, climate change impacts, and the laws and land development and home construction standards implemented to address potential climate change concerns, could result in an increase in our costs and have a long-term adverse impact on our business and results of operations. This is a particular concern in the western United States, which have instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.

Failure to recruit, retain and develop highly skilled, competent personnel may have a material adverse effect on our standards of service and adversely affect our business.

Key employees, including members of our management team, are fundamental to our ability to obtain, generate and manage business opportunities. Key employees working in the homebuilding and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial condition and operating results. In addition, we do not maintain key person insurance in respect of any member of our senior management team. The loss of any members of our management or key personnel could adversely impact our business, financial condition and operating results.

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

If we experience shortages in labor supply, increased labor costs or labor disruptions, there could be delays or increased costs in developing our communities or building homes, which could adversely affect our margins and other operating results.

We require a qualified labor force to develop our communities. Access to qualified labor and the costs for such labor may be affected by circumstances beyond our control, including:

•shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers, especially in our key markets;

•work stoppages resulting from labor disputes;

•changes in laws relating to union organizing activity;

•changes in immigration laws and trends in labor force migration; and

•increases in wages and subcontractor and professional services costs.

Any of these circumstances could give rise to delays in the start or completion of, or increase the costs of, developing one or more of our communities and building homes. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers and due to affordability concerns. In such circumstances, our operating results, including in particular, our margins, could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.

Several of the markets in which we operate or may operate in the future have historically been subject to utility and resource shortages, including significant changes to the availability of electricity and water and seasonal fluctuation in the ability of certain commodities, particularly lumber. Shortages of natural resources in our markets, particularly of water, may make it more difficult for us to obtain regulatory approval of new developments. We have also experienced material fluctuations in utility and resource costs across our markets, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. In particular, as the housing market has improved and the number of new homes being constructed has increased, we have experienced increased construction costs due to additional competition for labor and materials. Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes and negatively affect our business and results of operations.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding or other activities, which could have a negative impact on our results of operations.

Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, environment, zoning, sales and similar matters apply to and/or affect the housing industry, and the approval of numerous governmental authorities must be obtained in connection with our development activities. These governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements in the markets in which we operate. Restrictive land use regulation and changes in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases, cause us to determine that a property we acquired is not feasible for development. This is particularly true in certain of the markets in which operate, including in particular California, Texas and Washington.

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

Finally, because of our need to obtain governmental approvals in connection with our development activities, government shutdowns or slowdowns may have an adverse effect on our business.

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

Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Given the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could also generate significant negative publicity, which could adversely impact our reputation, sales of our homes, relationships with relevant regulatory agencies and governmental authorities, and our ability to win new business, which in turn could have a material adverse effect on our business, financial condition and operating results.

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

In addition, we are subject to third-party challenges to the permits and other approvals required for our projects and operations, such as by environmental groups, under environmental laws and regulations. There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations.

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

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes increasingly aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere as they can grow on virtually any organic substance as long as moisture and oxygen are present. There are molds that can grow on wood, paper, carpet, foods and insulation. When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. It is impossible to eliminate all mold and mold spores in the indoor environment. If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation. If indoor air quality were impaired, we could be liable to our homebuyers or others for property damage or personal injury and our reputation could be harmed.

We may not be able to compete effectively against competitors in the homebuilding industry, especially in our recent markets and new markets we plan to enter.

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies and with smaller local homebuilders for home buying customers, land, financing, raw materials, and skilled management and labor resources. A number of our primary competitors are significantly larger, have a longer operating history, a more diversified geographic footprint and may have greater resources, less leverage or lower cost of capital than ours. Accordingly, these competitors may be able to compete more effectively in one or more of the markets in which we operate. In addition, their increased scale may allow them to endure higher land and labor costs and buy raw materials more cheaply, as well as be less vulnerable to general economic conditions and fluctuations in housing demand. Many of these competitors have long-standing relationships with subcontractors and suppliers in the markets in which we operate and therefore better access to qualified labor and lower raw material costs. As we have expanded our operations into new markets, we have faced and will likely continue to face new competition from many established homebuilders in those markets, and we will not have the benefit of the extensive relationships and strong reputations with subcontractors, suppliers and homebuyers that we have historically enjoyed in our Colorado and other legacy markets. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, increase our labor and raw material costs, hinder our growth plans, lead to pricing pressures on our homes; cause us to increase selling concessions; and cause impairments in the value of our inventory or other assets, all of which may adversely impact our revenues, margins and other operating results.

We also compete with sellers of existing homes, including foreclosed homes, and more recently with rental housing, including in particular single-family rentals. Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Since then, several large, well-capitalized real estate investment trusts have entered this business resulting in a significant increase in the number of single-family rental homes. Increases in and an oversupply of competitively priced resale, foreclosure or rental homes in our markets could adversely affect our ability to sell homes profitably.

If we are unable to successfully compete in the homebuilding industry, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. In particular, shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages or increases in the price of raw materials could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts and may not be able to sufficiently increase the price of homes remaining to be sold due to affordability concerns or otherwise. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our business, liquidity, financial condition and results of operations.

The cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents. Increases in such costs could also result in higher prices for any product utilizing petrochemicals. These cost increases may have an adverse effect on our operating margins and results of operations and may result in a decline in the price of our common stock. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

Changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of building materials and products used in our homes.

The U.S. government has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The current U.S. administration has signaled support for implementing and, in some instances, has already proposed or taken action with respect to major changes to certain trade policies in an effort to encourage U.S. production. The federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels and washing machines, raising our costs for these items (or products made with them). Additionally, the federal government has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and the European Union have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and may consider other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our operating results.

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

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. There can be no assurance that any developments we undertake on homes we construct will be free from defects once completed. Construction defects may arise in projects, developments and homes and may arise during a significant period of time after completion. Defects arising on a development or a home attributable to us may lead to significant contractual or other liabilities. As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from their faulty workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. In addition, contractual indemnities can be difficult to enforce. We may also be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is becoming increasingly expensive and the scope of coverage is restricted. There is no assurance that adequate insurance coverage will continue to be available with acceptable price and terms. If we cannot recover from our subcontractors or their insurance carriers, we may suffer even greater losses.

Unexpected expenditures attributable to defects or previously unknown sub-surface conditions arising on a development project may also have a material adverse effect on our business, financial condition and operating results. In addition, severe or widespread incidents of defects giving rise to unexpected levels of expenditures, to the extent not covered by insurance or redress against subcontractors, may adversely affect our business, reputation, financial condition and operating results.

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

•competition from other real estate investors with significant capital, including other real estate operating companies and developers and institutional investment funds;

•reductions in the level of demand for and increases in the supply of land suitable for development;

•fluctuations in interest rates, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms, or at all;

•unanticipated increases in expenses, including, without limitation, insurance costs, development costs, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies; and

•changes in enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning, tax and disability rights laws.

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

Inflation could adversely affect us by increasing the costs of land, materials and labor needed to operate our business. In the event of an increase in inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand, home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, the cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors.

Our quarterly operating results generally fluctuate by season. Historically, we have entered into a larger percentage of contracts for the sale of our homes during the spring and summer months. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce profitability. Seasonal natural disasters such as floods and fires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues. In many cases, we may not be able to recapture increased costs by raising prices. In addition, deliveries may be staggered over different periods of the year and may be concentrated in particular quarters. Our quarterly operating results may fluctuate because of these and other factors, including without limitation:

•the timing of home closings and land sales;

•our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;

•conditions of the real estate market in areas where we operate and of the general economy;

•inventory impairments or other material write-downs;

•raw material and labor shortages; and

•other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

Negative publicity may affect our business performance and could affect the value of our common stock.

Unfavorable media related to the Company, our industry, or Company brands, marketing, personnel, operations, business performance or prospects may affect the value of our common stock and the performance of our business, regardless of its accuracy or inaccuracy. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary on social media outlets, such as blogs, websites or newsletters, could hurt operating results, as consumers might avoid brands that receive bad press or negative reviews. Negative publicity may result in a decrease in operating results that could lead to a decline in the value of our common stock.

Poor relations with the residents of our communities could negatively impact sales, which could adversely affect our revenues or results of operations.

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

We own and purchase a large number of sites each year and are therefore dependent on our ability to process a very large number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately. Errors by employees, failure to comply with regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, inabilities to obtain desired approvals and entitlements, cost overruns, equipment failures, natural disasters or the failure of external systems, including those of our suppliers or counterparties, could result in operational losses that could adversely affect our business, operating results and financial condition and our relationships with our customers.

Information technology failures or data security breaches could expose us to liability and materially adversely affect our results of operations and financial condition.

We rely on accounting, financial and operational management information systems to conduct our operations and maintain critical business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers, as well as global communications providers, telephone systems and other aspects of the Internet infrastructure, which have experienced significant systems failures and electrical outages in the past, and are susceptible to damage or interruption from fire, floods, power outages, or telecommunications failures, or cybersecurity threats such as computer viruses, break-ins, security breaches, and similar events. The occurrence of any of these events to us directly or any of our third-party service providers could adversely affect our ability to operate our business, damage our reputation, result in the loss of customers, suppliers, or revenues, or result in the misappropriation or public disclosure of our confidential information. As a result, we may be required to incur significant costs to remediate the damage caused by these disruptions or to prevent security breaches in the future. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results, there can be no assurance that our efforts to maintain the security and integrity of these types of information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

We have vertically integrated financial services into our business, which has enabled us to provide mortgage, title and insurance services to our homebuyers. Our home buying customers account for substantially all loan production and substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days, either as whole loans or pursuant to a securitization. During 2019, we originated and closed 3,497 loans, with an aggregate total principal amount of $1.0 billion. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $37.6 million at December 31, 2019 and carried a weighted average interest rate of approximately 3.9%. As of December 31, 2019, we had mortgage loans held for sale with an aggregate fair value of $185.2 million and an aggregate outstanding principal balance of $179.3 million. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

There are numerous risks involved with engaging in our mortgage lending business, which risks may be exacerbated for us in light of the fact that we do not have a long history in this business. Because we have limited experience in originating and underwriting home loans, our underwriting standards may not be as stringent as a more traditional lender, and accordingly, we may experience a higher rate of default than lenders who have engaged in the mortgage lending industry for a longer period of time. Moreover, the loans we originate are limited primarily to buyers of our homes, so our pool of borrowers is generally less diverse than as is the case with a traditional lender, and thus there could be a higher correlation in the default rate with our borrowers. In addition, because we originate loans to buyers of our homes, there is the risk that we may be more incentivized, compared to more traditional lenders, to lower our underwriting standards in order to close home sales. Should we not be able to establish sufficiently stringent underwriting standards, or if our underwriting standards do not adequately screen quality applicants, the default rate on the loans we originate may be higher, which could have an adverse impact on our results of operations and financial condition, either because the borrowers under loans we own are no longer performing, or because we are required to repurchase or otherwise indemnify purchasers, guarantors or insurers of the loans we sold or securitized. Further, if we face a high default rate on the mortgages we originate, we may be unable to sell mortgages or the pricing we receive upon the sale of mortgages may not meet our expectations. Although we have established reserves for potential losses on mortgage loans we originate and sell or securitize, which we believe are adequate, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

Our mortgage lending business requires substantial capital, which may not continue to be available to us in the amounts we require.

On May 4, 2018, September 14, 2018 and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $275 million as of December 31, 2019, secured by the mortgage loans financed thereunder. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. The mortgage repurchase facilities must be renewed annually and currently expire in May 2020 and September 2020 for Comerica Bank and J.P. Mortgage, respectively. We expect to renew and extend the term of the Repurchase Facilities with similar terms prior to their maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our Repurchase Facilities may also make it more difficult or costly to sell the mortgages that we originate. As of December 31, 2019, we had $174.1 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Our Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.

Approximately 98.3% of the mortgage loans made by our Financial Services segment in 2019 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. In addition, the revenues of our Financial Services segment would be adversely affected by a decrease in refinance transactions if mortgage interest rates rise.

If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in the loans we originate.

We sell substantially all of the loans we originate and the related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days, on a servicing released, non-recourse basis. If we became unable to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we would have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our consolidated statements of operations.

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

Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our customers or other third-party vendors we rely on, could have operational impacts, subject us to significant liability and harm our reputation.

Our Financial Services operations rely heavily on the secure processing, storage and transmission of sensitive and confidential financial, personal and other information in our computer systems and networks. There have been several highly publicized cases involving financial services companies reporting the unauthorized disclosure of customer or other confidential information in recent years, as well as cyber attacks involving theft, dissemination and destruction of corporate information or other assets, in some cases as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties. Cyber attacks can originate from a variety of sources, including third parties affiliated with foreign governments, organized crime or terrorist organizations. Third parties may also attempt to place individuals within our company or induce employees, customers or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent. Although cybersecurity incidents among companies in the financial services industry are on the rise, we are not aware of any material losses relating to cyber attacks or other information security breaches. However, the techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. Although we seek to maintain a robust suite of authentication and layered information security controls, these controls could fail to detect, mitigate or remediate these risks in a timely manner. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code, and other events that could result in significant liability and damage to our reputation, and have an ongoing impact on the security and stability of our operations.

We also rely on numerous third-party service providers to conduct other aspects of our financial services operations, and we face similar risks relating to them. While we regularly conduct security assessments on these third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. In addition, in order to access our services, our customers may use computers and other devices that are beyond our security control systems and processes.

Notwithstanding the precautions we take, if a cyber attack or other information security breach were to occur, especially with respect to our Financial Services business, this could jeopardize the information we confidentially maintain, or otherwise cause interruptions in our operations or those of our customers, exposing us to liability. As attempted attacks continue to evolve in scope and sophistication, we may be required to expend substantial additional resources to modify or enhance our protective measures, to investigate and remediate vulnerabilities or other exposures or to communicate about cyber attacks to our customers. Though we have insurance against some cyber risks and attacks, we may be subject to litigation and financial losses that exceed our policy limits or are not covered under any of our current insurance policies.

We may also be subject to liability under various data protection laws. In providing Financial Services to customers, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to customer or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential customer or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers and related revenue. Potential liability in the event of a security breach of customer data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.

Risk Related to Our Prior and Any Future Acquisitions

Our acquisition of Wade Jurney Homes and other prior acquisitions may result in unexpected costs and the anticipated benefits may not be realized.

As a part of our business strategy, we have made seven acquisitions since 2013 and may continue to make acquisitions, or significant investments in, and/or disposals of businesses. For example, in November 2016, we acquired a 50% ownership of WJH LLC (which we refer to as “WJH”), which is a successor to Wade Jurney Homes, Inc. and Wade Jurney of Florida, Inc., and in June 2018, we acquired the remaining 50% ownership interest in WJH. In October 2017, we acquired Sundquist Homes and in August 2017, we acquired UCP, Inc. While we believe these acquisitions have produced and will continue to produce many benefits, such as in the case of WJH, expanding our investment into a proven and profitable operation, enhancing our geographic and product diversification through additional exposure to new markets and first-time buyers, driving additional growth avenues for ancillary revenue streams, including our mortgage, title and insurance operations, and improving access to capital to accelerate WJH’s expansion efforts into additional markets, these benefits may not come to fruition or materialize to the extent we anticipate and within anticipated time periods. In addition, acquisitions involve integration activities, which can be costly and involve risk. There are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Expenses associated with the integration could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings, and significantly reduce the expected benefits associated with our acquisitions. Integration costs, as well as other unanticipated costs and expenses, could have a material adverse effect on our results of operations and financial condition.

Our prior acquisitions and any future acquisitions, investments and/or disposals involve risks.

Our prior acquisitions and any future acquisitions, investments and/or disposals we may complete involve risks, such as:

•difficulties in assimilating the operations and personnel of acquired companies or businesses;

•diversion of our management’s attention from ongoing business concerns;

•disruption to our existing operations and plans;

•inability to effectively manage our expanded operations;

•our potential inability to maximize our financial and strategic position through the successful incorporation or disposition of operations;

•difficulties or delays in integrating and assimilating operations, including information and financial systems, or in realizing projected efficiencies, growth prospects, cost savings, and synergies;

•maintenance of uniform standards, controls, procedures and policies;

•impairment of existing relationships with employees, contractors, suppliers and customers as a result of the integration of new management personnel and cost-saving initiatives;

•adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation models and as a result of the effect of any required step-up to the historical basis of an acquired home;

•reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;

•inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture, and an inability to recover or manage such liabilities and costs;

•incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges; and

•write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business, or as a result of a variety of other circumstances.

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

A significant portion of our historical growth has been due to our prior acquisitions and we may not be able to continue to grow through acquisitions.

A significant portion of our historical growth has been due in part to our prior acquisitions and we intend to continue to grow through future acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives. However, we cannot assure you that we will continue to identify attractive acquisition targets and consummate acquisitions. As a result of our prior acquisitions and the incurrence of debt in connection therewith, the amount of our indebtedness is significantly higher than prior to the consummation of such acquisitions. As a result, we cannot assure you that we will be able to arrange financing for future acquisitions on terms acceptable to us. In addition, as a result of our prior acquisitions, our company is substantially larger than we have been in the past, and we may face additional scrutiny in connection with federal and state governmental approvals in connection with any future acquisitions of attractive targets or may not be able to obtain such approvals on a time basis or at all. The realization of any of these risks could adversely affect our business.

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of our prior acquisitions, including WJH, Sundquist Homes and UCP, the size of our business has increased significantly during the past several years. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits from these acquisitions.

We have intangible assets, including goodwill, primarily as a result of our prior acquisitions. If these assets become impaired, then our results of operations may be adversely affected.

As of December 31, 2019, we had $30.6 million in intangible assets, including $30.4 million in goodwill, related primarily to our prior business combinations and acquisitions. If the carrying value of our intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur, which would adversely affect our results of operations.

As a result of the rebranding of our Wade Jurney Homes brand to Century Complete we recorded an impairment charge of $2.8 million associated with the Wade Jurney Homes trade name during the year ended December 31, 2019. The impairment is presented in inventory and other impairments on our consolidated statement of operations.

Risks Related to Our Indebtedness and Potential Need for Additional Capital

We have substantial indebtedness and expect to continue to use leverage in executing our business strategy, which could have important consequences on our business and adversely affect the return on our assets.

As of December 31, 2019, we had approximately $1.1 billion in outstanding indebtedness, consisting of $494.3 million outstanding on our 6.750% Senior Notes due 2027 (which we refer to as our “Existing 6.750% Notes”), $396.1 million outstanding on our 5.875% Senior Notes due 2025 (which we refer to as our “Existing 5.875% Notes”), $68.7 million in borrowings outstanding under our revolving line of credit, $174.1 million in borrowings outstanding under our mortgage repurchase facilities, and $6.3 million outstanding under other financing obligations. As of December 31, 2019, we had $571.3 million in availability under our revolving line of credit. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

This substantial indebtedness, as well as any future indebtedness we may incur, could have important consequences for our business and holders of our securities, including:

•making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;

•causing us to pay higher interest rates upon refinancing indebtedness if interest rates rise;

•increasing our vulnerability to adverse economic or industry conditions;

•limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, land purchases, capital expenditures, acquisitions, stock repurchases, and general corporate requirements;

•limiting our flexibility in planning for, or reacting to, changes in our business and the homebuilding industry; and

•placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. Our revolving line of credit expires in 2023 and a substantial portion of our senior notes mature in 2025. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Access to future financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to continue to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes and to operate our Financial Services business. Our access to additional third-party sources of financing will depend, in part, on:

•general market conditions;

•the market’s perception of our growth potential;

•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•our current debt levels;

•our current and expected future earnings;

•our cash flows; and

•the market price per share of our common stock.

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

Our business requires that we be able to continue to finance the development of our residential communities and the extension of mortgage loans by our Financial Services business. One of the ways we do this is with bank borrowings. At December 31, 2019, we had a $640.0 million revolving line of credit, of which $571.3 million was available. If market conditions strengthen to the point that we need additional funding but we are not able to increase this facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.

Interest expense on our debt limits our cash available to fund our growth strategies.

We pay significant interest expense on our outstanding indebtedness. During the year ended December 31, 2019, we paid approximately $74.9 million in interest expense payments. Borrowings under our revolving line of credit bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

Interest rate changes may adversely affect us. Although we attempt to mitigate interest rate risk with hedging activities, such activities may not be effective and also involve risk.

In our Financial Services business, we utilize mortgage-backed securities, forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held-for-sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also hedge our interest rate exposure through entering into interest rate swap futures. We may obtain additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

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

Although it is difficult for us to predict our future liquidity requirements, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed. The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. At December 31, 2019, we had a $640.0 million revolving line of credit, of which $571.3 million was available. In addition, in accordance with our growth strategy, we expect to opportunistically raise additional capital to help fund the growth of our business, subject to market and other conditions, but such capital may not be available to us on a timely basis at reasonable rates, or at all. Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy and subject to market conditions, including through the use of our at-the-market facility with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc., as sales agents (which we refer to as our “ATM Facility”). If we raise additional funds by issuing equity securities under our ATM Facility or otherwise, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and revolving line of credit. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Risk Related to Possible Conflicts of Interest

As a result of Dale Francescon’s and Robert Francescon’s relationship with the Company, conflicts of interest may arise with respect to any transactions involving or with Dale Francescon, Robert Francescon, or their affiliates, and their interests may not be aligned with yours.

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, are brothers, and collectively beneficially own 4,178,389 shares of our common stock, including 253,272 shares issuable upon vesting of RSU awards within 60 days of December 31, 2019, which represents 12.5% of our common stock outstanding as of December 31, 2019. For so long as Dale Francescon and Robert Francescon control such a significant percentage of our common stock, they will have significant influence over the power to:

•elect our directors and exercise overall control over the Company;

•agree to sell or otherwise transfer a controlling stake in the Company; and

•determine the outcome of substantially all actions requiring the majority approval of our stockholders, including transactions with related parties, corporate reorganizations, mergers, acquisitions and dispositions of assets.

The interests of Dale Francescon and Robert Francescon may not be fully aligned with our other stockholders, and this could lead to a strategy that is not in the best interests of our other stockholders. In addition, their significant ownership in us and resulting ability to effectively control us will limit the ability of our other stockholders to influence corporate matters and may discourage someone from making a significant equity investment in our Company, or could discourage transactions involving a change in control.

In addition, there may be transactions between us and Dale Francescon, Robert Francescon, or their affiliates that could present an actual or perceived conflict of interest. These conflicts of interest may lead Dale Francescon and/or Robert Francescon to recuse himself or themselves from actions of our board of directors with respect to any transactions involving or with Dale Francescon or Robert Francescon or their affiliates. For example, we have entered into employment agreements with Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, in their capacities as officers, pursuant to which they are required to devote substantially full-time attention to our affairs. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Dale Francescon and Robert Francescon.

Risks Related to Our Organization and Structure

We depend on key personnel, the loss of which could have a material adverse effect on our business.

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, each of whom would be difficult to replace. Although we have entered into employment agreements with Dale Francescon and Robert Francescon, there is no guarantee that these executives will remain employed with us. In addition, we are dependent upon other key personnel, including in particular managerial, technical, sales and marketing, operations, and customer service personnel. Our future success will depend in large part on our ability to identify, attract, engage, train and retain highly qualified personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of the services of any of our executive officers or other key employees, the inability to identify, attract, or retain qualified personnel in the future, the inability to successfully implement executive officer, key employee or other personnel transitions, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

Termination of the employment agreements with the members of our executive management team could be costly and prevent a change in control of the Company.

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

•require that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent;

•specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, our chief executive officer, or our president;

•provide that our bylaws may be amended by our board of directors without stockholder approval;

•provide that directors may be removed from office only by the affirmative vote of the holders of 66 2/3% of the voting power of our capital stock entitled to vote generally in the election of directors;

•provide that vacancies on our board of directors or newly created directorships resulting from an increase in the number of our directors may be filled only by a vote of a majority of directors then in office, even though less than a quorum;

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

•provide that the stockholders may amend, modify or repeal our bylaws, or adopt new or additional provisions of our bylaws, only with the affirmative vote of 66 2/3% of the voting power of our capital stock entitled to vote generally; and

•establish advance notice procedures for stockholders to submit nominations of candidates for election to our board of directors and other proposals to be brought before a stockholders meeting.

Selected provisions of Delaware law. We are a Delaware corporation, and we have elected to be subject to Section 203 of the DGCL by provision of our charter. In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•Before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

•Upon consummation of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•Following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of our outstanding voting stock not owned by the interested stockholder.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. There is no assurance that material weaknesses or significant deficiencies will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisitions, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. We refer you to Note 1 to our financial statements for a description of certain changes in accounting rules and interpretations that may affect our future results of operations. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments and contingencies, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.

In our homebuilding activities, we are exposed to potentially significant litigation, including, among others, breach of contract, contractual disputes and disputes relating to defective title, property misdescription or construction defects, including use of defective materials. Although we have established warranty, claim and litigation reserves that we believe are adequate, due to the uncertainty inherent in litigation, legal proceedings may result in the award of substantial damages against us that exceed our reserves. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend and settle, and if we were to lose any certified class action suit, it could result in substantial liability for us. In addition, we are subject to potential lawsuits, arbitration proceedings and other claims in connection with our business.

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

Prior to acquiring Wade Jurney Homes, we first acquired a 50% ownership interest and held this investment as a joint venture. Although it is currently not a focus in our business strategy, we may in the future continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would make a capital investment and may not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

In addition, our common stock has experienced price and volume volatility over the past year. During 2019, the sale price of our common stock ranged from $16.91 to $34.57 per share and the trading volume ranged from 92,906 shares to 6.4 million shares. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

•factors influencing home purchases, such as availability of home mortgage loans, interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;

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

•sales of our equity securities by stockholders or management or sales of additional equity securities by us;

•changes in our stock repurchase or dividend policies;

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

The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us, our business or our market. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about us, our business, industry or markets, the price of our common stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

Future offerings of debt securities, which would rank senior to our common stock upon a bankruptcy liquidation, and future offerings of equity securities, including those that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

To raise capital resources, we have offered and sold debt and equity securities, including securities that rank senior to our common stock, and may continue to do so in the future. For example, in May 2019, we sold and issued $500.0 million aggregate principal amount of the Company’s 6.750% Senior Notes due 2027. Upon a bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. During 2019, we sold and issued an aggregate of 2.7 million shares under our ATM Facility. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions at the time and other factors, some of which may be beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in the Company.

We cannot guarantee that our stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and diminish our cash reserves.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. As of December 31, 2019, the number of shares that remained available for repurchase pursuant to our stock repurchase program is 3,812,939 shares. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, and general market and economic conditions. We intend to finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The stock repurchase program could increase volatility in and affect the price of our common stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves and could increase our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock, which may cause non-US investors not to invest in our Company.

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” (which we refer to as “USRPHC”) for United States federal income tax purposes. As a USRPHC, our stock may be treated as a United States real property interest (which we refer to as “USRPI”), gains from the sale of which by non-U.S. holders would be subject to U.S. income tax and reporting obligations pursuant to the Foreign Investment in Real Property Tax Act (which we refer to as “FIRPTA”). Our common stock will not be treated as a USRPI if it is regularly traded on an established securities market, except in the case of a non-U.S. holder that actually or constructively holds more than five percent of such class of stock at any time during the shorter of the five-year period preceding the date of disposition or the holder’s holding period for such stock. We anticipate that our common stock will continue to be regularly traded on the New York Stock Exchange. However, no assurance can be given that our common stock will remain regularly traded in the future. If our common stock is treated as a USRPI, a non-U.S. holder would be subject to regular United States federal income tax with respect to any gain on such stock in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, the purchaser of the common stock would be required to withhold and remit to the I.R.S. 10% of the purchase price unless an exception applies. A non-U.S. holder also would be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax. Because of these adverse tax consequences, non-U.S. investors may choose not to invest in our Company.

Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

We do not currently pay dividends on our common stock; and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not declared or paid dividends on our common stock and no steps have been taken to do so in the near term. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock in the near term, and capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

 None.

ITEM 2.PROPERTIES.

We lease our corporate headquarters located at 8390 East Crescent Parkway, Greenwood Village, Colorado. We also lease offices in other markets where we conduct business, although none of these properties are material to the operation of our business. All facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.

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

Holders

As of January 31, 2020, there were approximately 47 stockholders of record of our common stock.

Dividends

During the years ended December 31, 2019 and 2018, we did not declare or pay any dividends. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the Dow Jones US Home Construction Index, and peer group companies for the periods from December 31, 2014 to December 31, 2019.

It is assumed in the graph that $100 was invested in each of (1) our common stock; (2) the stocks of the companies in the Standard & Poor’s 500 Stock Index; (3) the stocks of the Dow Jones U.S. Home Construction Index; and (4) the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., M/I Homes, Inc., M.D.C. Holdings, Inc., Tripointe Homes and William Lyon Homes. AV Homes, Inc. is no longer in our peer group as it was acquired in October 2018 and therefore its results are excluded from all periods.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from December 31, 2014 to December 31, 2019

$225
$175
$125
$75
$25
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Century Communities, Inc.
Weighted Average Peer Group
S&P 500 Index
Dow Jones U.S. Home Construction Index

Issuer Purchases of Equity Securities

The following table summarizes the number of shares of our common stock that were purchased by the Company during each of the three fiscal months in our fourth quarter ended December 31, 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2019 through October 31, 2019	—	$—	—	3,812,939
November 1, 2019 through November 30, 2019	—	—	—	3,812,939
December 1, 2019 through December 31, 2019	—	—	—	3,812,939
Total	—	$—

(1)On November 6, 2018, the Company's Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. The Company repurchased 687,061 shares throughout the duration of this program and 3,812,939 shares remained available to repurchase under this program as of December 31, 2019.

ITEM 6.SELECTED FINANCIAL DATA.

The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, which are included in “Item 8. Consolidated Financial Statements.”

(in thousands, except per share amounts)	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations:
Total revenues	$2,535,911	$2,147,413	$1,423,799	$994,440	$734,489
Income before income tax expense	$132,635	$128,530	$84,164	$73,149	$60,305
Net income	$112,994	$96,455	$50,295	$49,540	$39,890
Basic earnings per share	$3.66	3.20	2.06	2.34	1.88
Diluted earnings per share	$3.62	3.17	2.03	2.33	1.88
Balance Sheet Data (end of period):
Cash and cash equivalents	$55,436	$32,902	$88,832	$29,450	$29,287
Inventories	$1,995,549	$1,848,243	$1,390,354	$857,885	$810,137
Total assets	$2,499,967	$2,254,255	$1,735,022	$1,007,528	$917,741
Total debt	$1,139,499	$1,091,832	$824,602	$454,008	$390,243
Total liabilities	$1,438,268	$1,394,896	$999,789	$533,892	$508,262
Total stockholders' equity	$1,061,699	$859,359	$735,233	$473,636	$409,479
Other Operating Information (dollars in thousands):
Number of homes delivered	8,000	6,099	3,640	2,825	2,401
Average sales price of homes delivered	$310.2	$346.0	$386.1	$346.5	$302.1
Backlog at end of period, number of homes	2,070	2,181	1,320	749	714
Backlog at end of period, aggregate sales value	$637,751	$669,526	$572,888	$302,823	$271,138
Average sales price of homes in backlog	$308.1	$306.9	$434.0	$404.3	$379.7
Net new home contracts	7,861	5,657	3,814	2,860	2,356
Selling communities at period end	117	122	119	89	88

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

In July 2019, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which made changes meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Business Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Wade Jurney Homes brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

On February 6, 2020, in order to better align with our Century brand we announced the rebranding of our Wade Jurney Homes brand to Century Complete. We believe this rebranding will assist in showcasing the value proposition to potential buyers. The newly positioned Century Complete brand will operate similarly to Wade Jurney Homes, adopting its business strategy and continuing to provide comparable offerings.

We build and sell an extensive range of home types across a variety of price points.

Results of Operations – Years Ended December 31, 2019 and 2018

The year ended December 31, 2019 was characterized by decreasing mortgage rates, low unemployment, and a low supply of inventory in most of our markets. In particular, all of our markets exhibit a low supply of inventory at affordable price points. To that end, during 2019 we continued to invest in our exposure to more affordable price point offerings including through both our Century Communities and Wade Jurney Homes brands. This was evident in the decrease in our average sales price of homes delivered of $310,200 in 2019 as compared to $346,000 during 2018. During 2019 we experienced a 31.2% increase in the number of homes delivered to 8,000 homes. The increase in the number of homes delivered was partly attributable to the acquisition of Wade Jurney Homes in June 2018. The increase in homes delivered, offset by the decrease in our average sales price, resulted in an increase in our home sales revenues of 17.6% to $2.5 billion. For the year ended December 31, 2019, we generated income before income tax of $132.6 million and net income of $113.0 million.

Subject to deteriorating market conditions, we believe our operations are well positioned for future growth as a result of the markets in which we operate, our product offerings which span the home buying segment, our focus on affordable price points, as well as current and future inventories of attractive land positions. As we have grown, we have continued to focus on maintaining prudent leverage, and, as a result, we believe we are well positioned to execute on our growth strategy in order to optimize our stockholder returns.

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

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH, LLC for $37.5 million. Wade Jurney Homes specializes in providing single family homes for first time buyers. On the acquisition date, WJH had operations in Alabama, Florida, Georgia, North Carolina and South Carolina. The 2018 results of WJH are included in our financial statements from June 14 through December 31, 2018 and consisted of $210.1 million in revenue related to 1,377 home deliveries.

Strategy

Our strategy is focused on increasing the returns on our inventory while generating strong profitability. In general, we are focused on the following initiatives:

•Maintaining a strong balance sheet and prudent use of leverage as we grow;

•Offering products that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers based on each local market in which we operate. Given the significant increases in average home sales prices across our markets, we have continued to enhance our focus on offering affordable housing options in each of our homebuyer segments;

•Maintaining a strong pipeline of future land holdings, including utilizing lot option contracts to manage our risk to land holdings;

•Increasing our market share within our existing markets through organic growth and/or acquisitions of other homebuilders already operating in the market;

•Expanding into new markets that meet our underwriting criteria either through organic start-up operations or through acquisitions of existing homebuilders; and

•Controlling costs, including costs of home sales revenue and selling and general administrative expenses, and generating efficiencies to achieve increased profitability.

Our operating strategy has resulted in growth in revenue and income before income taxes over the last five years, and we believe it will continue to produce positive results. Our operating strategy will continue to evolve to market changes, and we cannot provide any assurances that our strategies will continue to be successful.

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018.

(in thousands, except per share amounts)	Year ended December 31,		Increase (Decrease)
	2019	2018	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$2,481,465	$2,110,058	$371,407	17.6%
Land sales revenues	11,184	5,631	5,553	98.6%
	2,492,649	2,115,689	376,960	17.8%
Financial services revenue	43,262	31,724	11,538	36.4%
Total revenues	2,535,911	2,147,413	388,498	18.1%
Homebuilding cost of revenues
Cost of home sales revenues	(2,040,241)	(1,741,619)	(298,622)	17.1%
Cost of land sales and other revenues	(8,130)	(3,832)	(4,298)	112.2%
	(2,048,371)	(1,745,451)	(302,920)	17.4%
Financial services costs	(32,575)	(22,958)	(9,617)	41.9%
Selling, general, and administrative	(301,525)	(263,981)	(37,544)	14.2%
Loss on debt extinguishment	(10,832)	—	(10,832)	N/M
Inventory impairment and other	(4,783)	—	(4,783)	N/M
Acquisition expense	—	(437)	437	N/M
Equity in income of unconsolidated subsidiaries	—	14,849	(14,849)	N/M
Other income (expense)	(5,190)	(905)	(4,285)	N/M
Income before income tax expense	132,635	128,530	4,105	3.2%
Income tax expense	(19,641)	(32,075)	12,434	(38.8)%
Net income	$112,994	$96,455	$16,539	17.1%
Earnings per share:
Basic	$3.66	$3.20	$0.46	14.4%
Diluted	$3.62	$3.17	$0.45	14.2%
Adjusted diluted earnings per share(1)	$4.05	$3.94	$0.11	2.8%
Other Operating Information (dollars in thousands):
Number of homes delivered	8,000	6,099	1,901	31.2%
Average sales price of homes delivered	$310.2	$346.0	$(35.8)	(10.3)%
Homebuilding gross margin percentage(2)	17.7%	17.5%	0.2	1.1%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	20.3%	21.6%	(1.3)	(5.8)%
Backlog at end of period, number of homes	2,070	2,181	(111)	(5.1)%
Backlog at end of period, aggregate sales value	$637,751	$669,526	$(31,775)	(4.7)%
Average sales price of homes in backlog	$308.1	$306.9	$1.2	0.4%
Net new home contracts	7,861	5,657	2,204	39.0%
Selling communities at period end	117	122	(5)	(4.1)%
Average selling communities	126	120	6	5.0%
Total owned and controlled lot inventory	38,942	37,919	1,023	2.7%
Adjusted EBITDA(1)	$224,522	$227,865	$(3,343)	(1.5)%
Adjusted income before income tax expense(1)	$149,974	$159,860	$(9,886)	(6.2)%
Adjusted net income(1)	$126,171	$119,895	$6,276	5.2%
Net homebuilding debt to net capital(1)	45.2%	52.0%	(6.8)%	(13.1)%

NM – Not Meaningful

(1)This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information within our Homebuilding Gross Margin section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2)Homebuilding gross margin percentage is inclusive of a $2.0 million inventory impairment included within inventory impairment and other on our consolidated statements of operations. See Note 14 – Fair Value Disclosures in the Notes to the Consolidated Financial Statements for further detail.

Results of Operations by Segment

(in thousands)	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
West	1,029	806	$519.3	$569.5	$534,373	$459,038	$43,027	$38,380
Mountain	1,665	1,625	$431.7	$429.3	718,847	697,609	89,201	89,048
Texas	903	688	$279.9	$309.4	252,728	212,838	25,866	13,682
Southeast	1,592	1,603	$344.3	$331.0	548,109	530,522	31,435	33,267
Wade Jurney Homes	2,811	1,377	$152.0	$152.5	427,408	210,051	22,044	(754)
Financial Services	—	—	$—	$—	—	—	10,687	8,766
Corporate	—	—	$—	$—	—	—	(89,625)	(53,859)
Total	8,000	6,099	$310.2	$346.0	$2,481,465	$2,110,058	$132,635	$128,530

West

In our West segment, for the year ended December 31, 2019, our income before income tax increased by $4.6 million to $43.0 million. Our income before income tax included no purchase accounting adjustments during the year ended December 31, 2019 and $14.3 million during the year ended December 31, 2018. During the year ended December 31, 2019, we delivered 1,029 homes with an average sales price of $519.3 thousand and generated $534.4 million in home sales revenue in the West. The decrease in average sales price of homes delivered was primarily due to our shift towards more affordable product offerings.

Mountain

In our Mountain segment, for the year ended December 31, 2019, our income before income tax increased by $0.2 million to $89.2 million, as compared to $89.0 million for the same period in 2018, primarily due to nominal increases in number of homes delivered and average sales price of homes delivered.

Texas

In our Texas segment, for the year ended December 31, 2019, our income before income tax increased by $12.2 million to $25.9 million as compared to $13.7 million for the same period in 2018.  This increase is primarily related to a 31% increase in the number of homes delivered in 2019, partially offset by a decrease in the average sales price of homes delivered as we continued our shift towards more affordable product offerings.

Southeast

In our Southeast segment, for the year ended December 31, 2019, our income before income tax decreased by $1.8 million to $31.4 million as compared to $33.3 million for the same period in 2018.  This decrease is primarily related to a nominal decrease in the number of new homes delivered, partially offset by an increase in average home sale price of homes delivered.

Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH for $37.5 million. During the year ended December 31, 2019, we delivered 2,811 homes with an average price of $152.0 thousand and generated $427.4 million in home sales revenues. During the year ended December 31, 2018, we delivered 1,377 new homes with an average price of $152.5 thousand and generated $210.1 million in home sales revenues. For the year ended December 31, 2019 and 2018, our income before income tax of $22.0 million and $(0.8) million, respectively, is inclusive of $1.7 million and $21.6 million of purchase accounting adjustments, respectively.

Financial Services

Our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.  We began providing mortgage services to our customers during the second quarter of 2017.  Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days.  The increase in our income before income tax of $1.9 million is a result of an increase in the number of mortgages originated of 61% as compared to the same period during 2018. During the year ended December 31, 2019, we originated and closed 3,497 loans with a total principal amount of $1.0 billion, as compared to 2,176 loans for a total principal of $682.8 million during 2018. The results of Parkway Title, LLC and IHL Home Insurance Agency, LLC for the years ended December 31, 2019 and 2018 were not material to our Financial Services segment.

Corporate

During the year ended December 31, 2019, our Corporate segment generated losses of $89.6 million, as compared to losses of $53.9 million during 2018.  The increase in losses generated during the year ended December 31, 2019 was primarily attributable to the following: (1) the prior year including $14.8 million of equity in income of unconsolidated subsidiaries, (2) a loss on debt extinguishment of $10.8 million during 2019 (3) costs associated with obtaining energy efficient home tax credits of $4.5 million and (4) an increase in selling, general, and administrative expenses of $3.6 million due to increased scale of our operations.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased for the year ended December 31, 2019 to 17.7%, as compared to 17.5% for the year ended December 31, 2018.  The increase is primarily driven by purchase accounting for acquired work in process inventory in the prior period.

In the following table, we calculate our homebuilding gross margin adjusted to exclude interest in cost of home sales and purchase price accounting for acquired work in process inventory. See “Critical Accounting Policies” below and Note 3 (Business Combinations) of our consolidated financial statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

(dollars in thousands)

	Year ended December 31,
	2019	%	2018	%

Home sales revenues	$2,481,465	100.0%	$2,110,058	100.0%
Cost of home sales revenues	(2,040,241)	(82.2)%	(1,741,619)	(82.5)%
Inventory impairment	(1,993)	(0.1)%	—	—%
Gross margin from home sales	439,231	17.7%	368,439	17.5%
Add: Inventory impairment	1,993	0.1%	—	—%
Add: Interest in cost of home sales revenues	61,150	2.5%	48,692	2.3%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	502,374	20.2%	417,131	19.8%
Add: Purchase price accounting for acquired work in process inventory	1,724	0.1%	38,112	1.8%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory (1)	$504,098	20.3%	$455,243	21.6%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.

An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Excluding inventory impairments, interest in cost of home sales and purchase price accounting, our adjusted homebuilding gross margin percentage was 20.3% for the year ended December 31, 2019, as compared to 21.6% for the year ended December 31, 2018. We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on homebuilding gross margin and allows for comparability of our gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Year ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Selling, general and administrative	$(301,525)	$(263,981)	$(37,544)	14.2%
As a percentage of home sales revenue	(12.2)%	(12.5)%

Our selling, general and administrative costs increased $37.5 million for the year ended December 31, 2019 as compared to 2018. The increase was primarily attributable to the following: (1) an increase of $17.1 million in commission expense resulting from a 17.6% increase in home sales revenues, (2) an increase of $11.9 million in compensation related expenses, including incentive compensation and benefits, as a result of higher head count to support our growth, (3) an increase of $1.9 million in franchise taxes primarily related to increases in home deliveries, (4) an increase of $1.6 million in depreciation and amortization and (5) increases in information technology expenses, rent expense and insurance costs. The increases are primarily a result of increased scale of our operations.

Other Income (Expense)

For the year ended December 31, 2019, other expense increased to $5.2 million from $0.9 million for the same period in 2018.  The increase was primarily related to estimated costs associated with claiming Federal Energy Credits.

Income Tax Expense

Our income tax expense for the year ended December 31, 2019 was $19.6 million or 14.8% of income before income tax as compared to $32.1 million or 25.0% of income before income tax for the year ended December 31, 2018. The decrease in the effective income tax rate during the year ended December 31, 2019 is primarily a result of a $17.3 million benefit associated with the Energy Efficient Home Credit under IRS §45L (which we refer to as “Federal Energy Credits”).

The Federal Energy Credits provide eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute. The Federal Energy Credits had previously expired and were not available to be claimed for any home which was delivered after December 31, 2017. However, on December 20, 2019, an extension of the Federal Energy Credits was enacted into law, which extended the availability of the credit to homes delivered during the years ended December 31, 2018, 2019 and 2020. Of the $17.3 million benefit recognized during the year ended December 31, 2019, approximately $6.9 million, $6.1 million and $4.3 million were related to homes closed during the years ended 2019, 2018 and 2017 and prior, respectively.

Segment Assets

(dollars in thousands)

	December 31,	December 31,	Increase (Decrease)
	2019	2018	Amount	Change
West	$610,248	$502,381	$107,867	21.5%
Mountain	635,201	621,757	13,444	2.2%
Texas	232,887	209,550	23,337	11.1%
Southeast	441,818	448,681	(6,863)	(1.5)%
Wade Jurney Homes	244,827	204,925	39,902	19.5%
Financial Services	254,282	146,710	107,572	73.3%
Corporate	80,704	120,251	(39,547)	(32.9)%
Total assets	$2,499,967	$2,254,255	$245,712	10.9%

Lots owned and	December 31, 2019			December 31, 2018			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,133	1,413	4,546	3,457	1,790	5,247	(9.4)%	(21.1)%	(13.4)%
Mountain	4,771	7,949	12,720	5,335	5,641	10,976	(10.6)%	40.9%	15.9%
Texas	3,326	2,278	5,604	3,943	2,616	6,559	(15.6)%	(12.9)%	(14.6)%
Southeast	4,160	3,827	7,987	4,828	2,808	7,636	(13.8)%	36.3%	4.6%
Wade Jurney Homes	3,324	4,761	8,085	3,447	4,054	7,501	(3.6)%	17.4%	7.8%
Total	18,714	20,228	38,942	21,010	16,909	37,919	(10.9)%	19.6%	2.7%

Of our total lots owned and controlled as of December 31, 2019, 48.1% were owned and 51.9% were controlled, as compared to 55.4% owned and 44.6% controlled as of December 31, 2018.

Total assets increased by $245.7 million, or 10.9%, to $2.5 billion at December 31, 2019, as compared to $2.3 billion at December 31, 2018. The increase is primarily driven by investments in inventory during the period within our homebuilding operations and an increase in mortgage loans originated and closed in our Financial Services segment.

Other Homebuilding Operating Data

	Year ended
Net new home contracts	December 31,		Increase
	2019	2018	Amount	% Change
West	1,013	754	259	34.4%
Mountain	1,637	1,571	66	4.2%
Texas	997	654	343	52.4%
Southeast	1,635	1,693	(58)	(3.4)%
Wade Jurney Homes	2,579	985	1,594	161.8%
Total	7,861	5,657	2,204	39.0%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2019 increased by 2,204 homes, or 39.0%, to 7,861, as compared to 5,657 for the year ended December 31, 2018.  The increase in our net new home contracts was primarily driven by our acquisition of WJH as well as increases in the West and Texas due to increases in absorptions.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the years ended December 31, 2019 and 2018 by segment is included in the table below:

	Year ended December 31,		Increase
	2019	2018	Amount	% Change
West	5.6	3.7	1.9	51.4%
Mountain	3.7	3.4	0.3	8.8%
Texas	4.2	2.6	1.6	61.5%
Southeast	3.0	3.1	(0.1)	(3.2)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	3.8	3.2	0.6	18.8%

Our absorption rate increased from 3.2 per month for the year ended December 31, 2018 to 3.8 per month during the year ended December 31, 2019.

Selling communities at period end	As of December 31,		Increase/(Decrease)
	2019	2018	Amount	% Change

West	15	17	(2)	(11.8)%
Mountain	37	38	(1)	(2.6)%
Texas	20	21	(1)	(4.8)%
Southeast	45	46	(1)	(2.2)%
Wade Jurney Homes	N/A	N/A	N/A	N/A
Total	117	122	(5)	(4.1)%

Our selling communities decreased by 5 communities to 117 communities at December 31, 2019, as compared to 122 communities at December 31, 2018. Wade Jurney Homes does not sell from traditional model homes, and therefore, we do not calculate selling communities for this segment.

	As of December 31,
Backlog	2019			2018			% Change
(dollars in thousands)
	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	202	$104,652	$518.1	218	$120,042	$550.7	(7.3)%	(12.8)%	(5.9)%
Mountain	373	159,248	426.9	401	183,938	458.3	(7.0)%	(13.4)%	(6.9)%
Texas	275	72,906	265.1	181	68,265	377.2	51.9%	6.8%	(29.7)%
Southeast	513	186,307	363.2	470	156,491	333.0	9.1%	19.1%	9.1%
Wade Jurney Homes	707	114,638	162.1	911	140,790	154.5	(22.4)%	(18.6)%	4.9%
Total / Weighted Average	2,070	$637,751	$308.1	2,181	$669,526	$306.9	(5.1)%	(4.7)%	0.4%

Backlog reflects the number of homes, net of cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At December 31, 2019, we had 2,070 homes in backlog with a total value of $637.8 million, which represents a decrease of 5.1% and 4.7%, respectively, as compared to 2,181 homes in backlog with a total value of $669.5 million at December 31, 2018.  The decrease in backlog and backlog value is primarily attributable to our continued focus toward affordable product offerings.  Average sales price remained relatively consistent from December 31, 2019 to December 31, 2018.

Supplemental Pro Forma Information

We completed significant acquisitions in 2018 and 2017 that are not included in our results of operations for the years ended December 31, 2018 and 2017, and to aid readers with year over year comparability for the entire business, we are including limited supplemental pro forma information below for those periods. The supplemental pro forma information below for the years ended December 31, 2018 and 2017 give effect to the results of the acquisitions of WJH, UCP and Sundquist Homes. The effect of the WJH, UCP and Sundquist Homes acquisition are reflected as though the acquisition date was as of January 1, 2017.  The pro forma information is for informational purposes only and supplements our consolidated financial statements prepared in accordance with US GAAP. We believe that the pro forma information is useful as it provides additional information given the significant impact of these acquisitions, and a reflection of how the combined business performed year over year that is not readily discernible from the actual year over year comparison. The pro forma information below does not purport to reflect the results of operations that would have occurred had the acquisition of WJH, UCP and Sundquist Homes occurred on January 1, 2017, nor does the pro forma information purport to represent the results of operations of the Company for any future dates or periods.

(in thousands, except net new home contract and delivery information):

	Year ended December 31,
	2018	2017
Pro forma home sales revenues	$2,260,449	$1,971,725
Pro forma net new home contracts	7,071	6,739
Pro forma deliveries	7,092	5,985
Pro forma average sales price	$318.7	$329.5

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

Revenue Recognition

Home Sales Revenues - Under ASC 606, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days. When it is determined that the earnings process is not complete and we have remaining obligations, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $10.6 million and $14.0 million at December 31, 2019 and December 31, 2018, respectively.

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

For the years ended December 31, 2019, 2018, and 2017, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2019	13	117
Year ended December 31, 2018	6	122
Year ended December 31, 2017	12	119

For the year ended December 31, 2019, we recorded impairment charges on five communities totaling $2.0 million. During the years ended December 31, 2018 and 2017, we recorded impairment charges on one and five communities, respectively, of which the amounts were nominal. The impairment charges are included in inventory impairments and other in our consolidated statement of operations.

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

Mortgage Loans Held for Sale

Mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value and changes in fair value are reflected in financial services revenue on the consolidated statement of operations. Management believes carrying loans held-for-sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Our net gains on the sale of mortgage loans were $32.2 million, $22.0 million and $5.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, and are included in the financial services revenue on the consolidated statements of operations.

Stock-Based Compensation

We estimate the grant date fair value of stock-based compensation awards and recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value the fair value our restricted stock awards and restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2019 and 2018 have a three-year performance-based metric measured over performance periods from January 1, 2019 to December 31, 2021 and from January 1, 2018 to December 31, 2020, respectively. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

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

Goodwill

We evaluate goodwill for possible impairment in accordance with Accounting Standards Codification (which we refer to as “ASC”) Topic 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2019 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in an aggregate offering amount of up to $869 million, as needed as part of our ongoing financing strategy and subject to market conditions. In November 2019, we filed a prospectus supplement to offer up to $100 million under the shelf registration statement under our at-the-market facility described below.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving credit facility or through accessing debt or equity capital, as needed.

Issuance of Initial 6.750% Senior Notes Due 2027

In May 2019, we completed a private offering of $500.0 million aggregate principal amount of our Initial 6.750% Senior Notes due 2027 (which we refer to as the “Initial Notes due 2027”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933 (which we refer to as the “Securities Act”). The Initial Notes due 2027 were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The Initial Notes due 2027 were issued at 100% of their principal amount and we received net proceeds of $493.9 million. The Initial Notes due 2027 contain certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the Initial Notes due 2027 is due June 2027, with interest only payments due semi-annually in June and December of each year, beginning on December 1, 2019.

In connection with this issuance, we deferred $6.1 million of issuance costs, which is presented in the notes payable line item of the condensed consolidated balance sheet.

Exchange Offer for 6.750% Senior Notes Due 2027

On January 10, 2020, we commenced an exchange offer (which we refer to as the “Exchange Offer”) on the previously issued Initial Notes Due 2027 for 6.750% Senior Notes Due 2027 (which we refer to as the “Exchange Notes due 2027” or the “6.750% Senior Notes due 2027”) which were identical in all material respects to the Initial Notes due 2027, except that the Exchange Notes due 2027 are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the Initial Notes due 2027 do not apply to the Exchange Notes due 2027. The Exchange Offer is scheduled to expire at 5:00 P.M., New York City time, on the evening of February 14, 2020, unless extended by us.

5.875% Senior Notes Due 2025

In May 2017, we completed a private offering of $400 million in aggregate principal amount of our 5.875% Senior Notes due 2025 (which we refer to as the “Initial Notes due 2025”) in reliance on Rule 144A and Regulation S under the Securities Act.  The May 2017 Senior Notes were issued under the Indenture, dated as of May 12, 2017, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2017 Indenture,” as it may be supplemented or amended from time to time).  The Initial Notes due 2025 were issued at a price equal to 100.0% of their principal amount, and we received net proceeds of approximately $395.5 million. In December 2017, we completed an offer to exchange approximately $400.0 million in aggregate principal amount of our Initial Notes due 2025, which are registered under the Securities Act (which we refer to as the “Exchange Notes due 2025”), for an equivalent amount of the Initial Notes due 2025 that were tendered and accepted for exchange.  The terms of the Exchange Notes due 2025 are identical in all material respects to the Initial Notes due 2025, except that the Exchange Notes due 2025 are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that are applicable to the Initial Notes due 2025 do not apply to the Exchange Notes due 2025.

The Initial Notes due 2025 and Exchange Notes due 2025 (which we refer to collectively, as the “Existing Notes due 2025”) will be treated as a single series of notes under the May 2017 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2017 Indenture. The Existing Notes due 2025 are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2017 Indenture governing the Existing Notes due 2025 contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing Notes due 2025 is due July 2025, with interest only payments due semi-annually in January and July of each year.

As of December 31, 2019, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2025 was $396.1 million.

6.875% Senior Notes Due 2022

From May 2014 through January 2017, we completed three private offerings totaling $385.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022 (the “Notes due 2022”), under the Securities Act. The Notes due 2022 were issued under the Indenture, dated as of May 5, 2014, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2014 Indenture”). The Notes due 2022 were unsecured senior obligations which were guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2014 Indenture governing the Notes due 2022 contained certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2022 Notes was due May 2022, with interest only payments due semi-annually in May and November of each year.

Extinguishment of 6.875% Senior Notes Due 2022

During the year ended December 31, 2019, we extinguished $385.0 million in outstanding principal of our Notes due 2022. The extinguishment was the result of two separate transactions whereby a tender offer validly tendered $189.3 million of the Notes due 2022 on March 23, 2019 and the remaining $195.7 million was redeemed in accordance with the Indenture on June 10, 2019. The transaction resulted in a loss of $10.8 million, which is presented in loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2019.

Revolving Line of Credit

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto. On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amended and restated the Credit Agreement. The Amended and Restated Credit Agreement provided us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, matured on April 30, 2022. Under the terms of the Amended and Restated Credit Agreement we were entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million. On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender. On February 12, 2019, we entered into a Joinder Agreement which increased the credit facility to $640.0 million by exercising the final $50.0 million of the $100.0 million accordion feature and added a new lender.

On December 13, 2019, the Company entered into a First Modification Agreement (referred to as the “First Modification Agreement”) with the lenders party thereto, to the Amended and Restated Credit Agreement, which provides the Company with a revolving line of credit of up to $640 million. The First Modification Agreement extended the maturity date, unless terminated earlier, of the credit facility to April 30, 2023 and entitles the Company to request an increase in the size of the credit facility by an amount not exceeding $110.0 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the First Modification Agreement, subject to the approval of the Administrative Agent. Under the terms of the First Modification Agreement, we are able to request a twelve-month extension of the maturity date. Our obligations under the First Modification Agreement are guaranteed by certain of our subsidiaries. The First Modification Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the First Modification Agreement and are reported to the lenders quarterly.

Borrowings under the First Modification Agreement continue to bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. As of December 31, 2019, we had $68.7 million outstanding under the credit facility and were in compliance with all covenants.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. The Distribution Agreement superseded and replaced a prior similar distribution agreement. During the year ended December 31, 2019, we sold and issued no shares of our common stock under the Distribution Agreement, resulting in $100.0 million remaining as of December 31, 2019. During the years ended December 31, 2019 and 2018, we sold and issued an aggregate of 2.7 million and 1.1 million shares of our common stock, respectively, under the various distribution agreements in effect during these periods, which provided gross proceeds to us of $80.1 million and $31.7 million, respectively, and in connection with such sales, we paid total commissions and fees to the sales agents of $0.6 million and $0.7 million, respectively.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018 and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $275 million as of December 31, 2019, secured by the mortgage loans financed thereunder.

Throughout 2019, Inspire had fluctuating availability under the Repurchase Facilities, never exceeding $275.0 million and never less than $140.0 million. On September 15, 2019, we temporarily increased our Repurchase Facility with J.P. Morgan through January 31, 2020 by $50.0 million, thus bringing our capacity under that Repurchase Facility to $150.0 million and our total capacity under all Repurchase Facilities to $275.0 million as of December 31, 2019. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2019 and 2018, we had $174.1 million and $104.6 million outstanding under these Repurchase Facilities, respectively, and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these Repurchase Facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

During the years ended December 31, 2019 and 2018, we incurred interest expense on our Repurchase Facilities of $2.7 million and $1.4 million, respectively, which are included in financial services costs on our consolidated statements of operations.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of December 31, 2019 and December 31, 2018, we had $344.1 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

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

During the year ended December 31, 2019, an aggregate of 83,000 shares were repurchased for a total purchase price of approximately $1.4 million or an average of $17.14 per share. The maximum number of shares that may yet be purchased under the stock repurchase program as of December 31, 2019 is 3,812,939.

Cash Flows—Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, the comparison of cash flows is as follows:

•Net cash used in operating activities decreased to $68.8 million during the year ended December 31, 2019 from net cash used of $195.6 million during 2018. The decrease in cash used in operations was a result of decreased net outflows associated with inventories of $129.0 million during the year ended December 31, 2019, compared to a net outflow of $285.0 million during 2018. The decrease in outflows was primarily due to the year ended December 31, 2018 including the acquisition of WJH.

•Net cash used in investing activities was $14.3 million during the year ended December 31, 2019, compared to $43.5 million used during 2018. The decrease is primarily driven by our acquisition of WJH of $28.0 million during the year ended December 31, 2018.

•Net cash provided by financing activities was $105.2 million during the year ended December 31, 2019, compared to $181.8 million during 2018. The decrease in cash provided by financing activities is primarily attributable to an increase in net payments on the revolving credit facility of $336.3 million and a decrease in repurchases of common stock of $9.5 million under our stock repurchase program, which was partially offset by increases in net notes payable proceeds of $95.1 million, extinguishments of debt assumed in a business combination of $94.2 million during 2018, issuance of common stock of $48.1 million and net proceeds from mortgage repurchase facilities of $13.3 million.

As of December 31, 2019, our cash and cash equivalents was $55.4 million.

Contractual Obligations

Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest (1)	$1,551,543	$245,787	$123,334	$184,339	$998,083
Operating leases (2)	21,871	5,353	9,857	6,379	282
Total contractual obligations	$1,573,414	$251,140	$133,191	$190,718	$998,365

(1)Principal payments in accordance with our credit facility, repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2019.

(2)Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Purchase and option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2019, we had $48.8 million of deposits, of which $5.8 million are refundable. We expect to acquire the majority of such land within the next three years.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2019, we had outstanding purchase contracts and option contracts for 20,228 lots totaling $798.2 million and had $43.0 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the year ending December 31, 2019, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of December 31, 2019 and 2018, we had $344.1 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Non-GAAP Financial Measures

In this Form 10-K, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, net debt to net capital, and adjusted net earnings per diluted common shares. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-

GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2019, 2018, and 2017. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) loss on debt extinguishment, (v) inventory impairment and other, (vi) depreciation and amortization expense, and (vii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year ended December 31,
	2019	2018	2017
Net income	$112,994	$96,455	$50,295
Income tax expense	19,641	32,075	33,869
Interest in cost of home sales revenues	61,150	48,692	32,898
Interest expense (income)	16	3	(3)
Depreciation and amortization expense	13,382	12,031	6,973
EBITDA	207,183	189,256	124,032
Loss on debt extinguishment	10,832	—	—
Inventory impairment and other	4,783	—	—
Purchase price accounting for acquired work in process inventory	1,724	38,112	15,625
Purchase price accounting for investment in unconsolidated subsidiaries outside basis	—	60	915
Acquisition expense	—	437	9,905
Adjusted EBITDA	$224,522	$227,865	$150,477

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

	December 31,
	2019	2018	2017
Total homebuilding debt	$965,404	$987,277	$776,283
Total stockholders' equity	1,061,699	859,359	735,233
Total capital	$2,027,103	$1,846,636	$1,511,516
Homebuilding debt to capital	47.6%	53.5%	51.4%

Total homebuilding debt	$965,404	$987,277	$776,283
Cash and cash equivalents	(55,436)	(32,902)	(88,832)
Cash held in escrow	(35,308)	(24,344)	(37,723)
Net homebuilding debt	$874,660	$930,031	$649,728
Total stockholders' equity	1,061,699	859,359	735,233
Net capital	$1,936,359	$1,789,390	$1,384,961

Net homebuilding debt to net capital	45.2%	52.0%	46.9%

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

	Year ended December, 31
	2019	2018	2017
Numerator
Net income	$112,994	$96,455	$50,295
Less: Undistributed earnings allocated to participating securities	—	(59)	(384)
Net income allocable to common stockholders	$112,994	$96,396	$49,911
Denominator
Weighted average common shares outstanding - basic	30,886,382	30,084,913	24,280,871
Dilutive effect of restricted stock units	300,570	306,433	274,638
Weighted average common shares outstanding - diluted	31,186,952	30,391,346	24,555,509
Earnings per share:
Basic	$3.66	$3.20	$2.06
Diluted	$3.62	$3.17	$2.03

Adjusted Earnings per share
Numerator
Income before income tax expense	$132,635	$128,530	$84,164
Loss on debt extinguishment	10,832	-	-
Inventory impairment and other	4,783	-	-
Purchase price accounting for acquired work in process inventory	1,724	38,112	15,625
Gain on previously held interest in WJH	-	(7,219)	-
Acquisition expense	-	437	9,905
Adjusted income before income tax expense	149,974	159,860	109,694
Income tax expense, adjusted(1)	(23,803)	(39,965)	(38,612)
Adjusted net income	126,171	119,895	71,082
Less: Undistributed earnings allocated to participating securities	—	(74)	(543)
Adjusted net income allocable to common stockholders	$126,171	$119,821	$70,539

Denominator - Diluted	31,186,952	30,391,346	24,555,509

Adjusted diluted earnings per share	$4.05	$3.94	$2.87

(1)For the year ended December 31, 2019, our adjusted income tax expense is reflective of our statutory income tax rate adjusted for those permanent differences, including the benefit of Federal Energy Credits of $17.3 million, discussed in Note 13 to our consolidated financial statements. For the year ended December 31, 2018, and 2017, our adjusted income tax expense is reflective of our statutory income tax rate adjusted for those permanent differences, excluding the remeasurement of our deferred tax assets of $1.5 million and $2.8 million, respectively, discussed in Note 13 to our consolidated financial statements.

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

Our Financial Services business utilizes mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held-for-sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also hedge our interest rate exposure through entering into interest rate swap futures.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is incorporated herein by reference to the financial statements set forth in Item 15 (Exhibits and Financial Statement Schedules) of Part IV of this Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2019, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2019 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 6, 2020 expressed an unqualified opinion thereon.

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

February 6, 2020

ITEM 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” “Corporate Governance” and “Stock Ownership—Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, (which we refer to as our “2020 Proxy Statement”).

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

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our 2020 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our 2020 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence” in our 2020 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information be contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2020 Proxy Statement.

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

4.2	Century Communities, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

4.3

Indenture (including forms of 5.875% Senior Notes Due 2025), dated as of May 12, 2017, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (File No. 001-36491)).

4.4

First Supplemental Indenture, dated as of October 17, 2017, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2017 Indenture (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2017 (File No. 001-36491)).

4.5

Second Supplemental Indenture, dated as of June 21, 2018, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee under the 2017 Indenture (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (File No. 001-36491)).

4.6

Indenture (including form of 6.750% Senior Notes due 2027), dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

4.7

Form of 6.750% Senior Notes due 2027 (included as Exhibit A to Rule 144A/Regulation S Appendix to the Indenture) (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

10.1†

Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2019 (File No. 001-36491)).

10.2†

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 12, 2017 (File No. 001-36491)).

10.3†

Form of Performance Share Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36491)).

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

10.12†

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

10.14

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

10.16

Side Letter, dated September 14, 2018, to the Master Repurchase Agreement, dated as of September 15, 2017, by and between Inspire Home Loans Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.21 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36491)).

10.17

Second Amendment to Master Repurchase Agreement, dated as of September 14, 2018, by and between Inspire Home Loans Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.22 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36491)).

10.18

Credit Agreement, dated as of May 4, 2018, by and between Inspire Home Loans Inc. and Comerica Bank (incorporated by reference to Exhibit 10.23 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36491)).

10.19

Commitment Increase and Joinder Agreement, dated as of February 12, 2019, among Century Communities, Inc., the subsidiary guarantors party thereto, BMO Harris Bank N.A., CIBC Bank USA, Flagstar Bank, FSB and LegacyTexas Bank, as lenders party thereto, and Texas Capital Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2019 (File No. 001-36491)).

10.20

First Modification Agreement, dated December 13, 2019, among Century Communities, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Texas Capital Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 17, 2019 (File No. 001-36491)).

10.21

Purchase Agreement, dated May 9, 2019, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2019 (File No. 001-36491)).

10.22

Registration Rights Agreement, dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

10.23

Distribution Agreement, dated November 27, 2019, among Century Communities, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 1.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019 (File No. 001-36491)).

21.1	Subsidiaries of Century Communities, Inc. (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_____________________

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Century hereby undertakes to furnish copies of any of the omitted schedules on a supplemental basis upon request by the SEC.

†Management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Communities, Inc.

Date: February 6, 2020	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: February 6, 2020	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 6, 2020

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 6, 2020

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	February 6, 2020

/s/ J. Scott Dixon	Chief Accounting Officer
J. Scott Dixon	(Principal Accounting Officer)	February 6, 2020

/s/ David L. Messenger, attorney in fact James M. Lippman	Director	February 6, 2020

/s/ David L. Messenger, attorney in fact Keith R. Guericke	Director	February 6, 2020

/s/ David L. Messenger, attorney in fact John P. Box	Director	February 6, 2020

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Inventories
Description of the Matter

As more fully described in Note 1 to the consolidated financial statements, management evaluates inventories for impairment at the community level. If an indicator of impairment is identified, the Company estimates the recoverability of the community by comparing the estimated future cash flows on an undiscounted basis to its carrying value.

When indicators of impairment have been identified, auditing the Company’s assessment of inventories for impairment requires subjective auditor judgment in evaluating the expected homebuilding revenues included in the estimated future undiscounted cash flows. The estimated future homebuilding revenues is a forward-looking assumption that can be significantly affected by sub-market information including competition, customer demand for a specific type of home, recent pricing trends, and sales pace. This assumption can have a significant impact on the results of the estimated future undiscounted cash flows and the evaluation of recoverability.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the inventory impairment process. This included testing controls over management’s review of the homebuilding revenues significant assumption and their analysis of the forecasted revenue amounts compared to the historical average sales price and sales price trends.

Our testing of the Company’s impairment analysis included, among other procedures, evaluating the significant assumptions and operating data used to estimate the future undiscounted cash flows. To test the homebuilding revenues assumption included in the estimated future undiscounted cash flows, among other procedures, we compared the home sales revenue assumption and estimated sales pace at the community level to market industry information, including publicly available competitor data, recent pricing trends, changes in customer demands, and historical community operating trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Denver, Colorado

February 6, 2020

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$55,436	$32,902
Cash held in escrow	35,308	24,344
Accounts receivable	27,438	13,464
Inventories	1,995,549	1,848,243
Mortgage loans held for sale	185,246	112,394
Prepaid expenses and other assets	123,800	140,397
Property and equipment, net	35,998	33,258
Deferred tax assets, net	10,589	13,763
Amortizable intangible assets, net	208	5,095
Goodwill	30,395	30,395
Total assets	$2,499,967	$2,254,255
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$84,794	$89,907
Accrued expenses and other liabilities	213,975	213,157
Notes payable	896,704	784,777
Revolving line of credit	68,700	202,500
Mortgage repurchase facilities	174,095	104,555
Total liabilities	1,438,268	1,394,896
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,067,375 and 30,154,791 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	331	302
Additional paid-in capital	684,354	595,037
Retained earnings	377,014	264,020
Total stockholders' equity	1,061,699	859,359
Total liabilities and stockholders' equity	$2,499,967	$2,254,255

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenues
Homebuilding revenues
Home sales revenues	$2,481,465	$2,110,058	$1,405,443
Land sales and other revenues	11,184	5,631	8,503
	2,492,649	2,115,689	1,413,946
Financial services revenue	43,262	31,724	9,853
Total revenues	2,535,911	2,147,413	1,423,799
Homebuilding cost of revenues
Cost of home sales revenues	(2,040,241)	(1,741,619)	(1,153,359)
Cost of land sales and other revenues	(8,130)	(3,832)	(6,516)
	(2,048,371)	(1,745,451)	(1,159,875)
Financial services costs	(32,575)	(22,958)	(8,664)
Selling, general and administrative	(301,525)	(263,981)	(176,304)
Loss on debt extinguishment	(10,832)	—	—
Inventory impairment and other	(4,783)	—	—
Acquisition expense	—	(437)	(9,905)
Equity in income of unconsolidated subsidiaries	—	14,849	12,176
Other income (expense)	(5,190)	(905)	2,937
Income before income tax expense	132,635	128,530	84,164
Income tax expense	(19,641)	(32,075)	(33,869)
Net income	$112,994	$96,455	$50,295

Earnings per share:
Basic	$3.66	$3.20	$2.06
Diluted	$3.62	$3.17	$2.03
Weighted average common shares outstanding:
Basic	30,886,382	30,084,913	24,280,871
Diluted	31,186,952	30,391,346	24,555,509

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

			Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2016	21,621	$216	$355,567	$117,853	$473,636
Issuance of common stock, net	3,897	39	97,301	—	97,340
Issuance of common stock in connection with business combination	4,176	42	107,737	—	107,779
Replacement award value in connection with business combination	—	—	1,149	—	1,149
Repurchase of common stock upon vesting of restricted stock awards	(189)	(2)	(4,506)	—	(4,508)
Forfeitures of restricted stock awards	(2)	—	—	—	—
Stock-based compensation expense	—	—	9,542	—	9,542
Net income	—	—	—	50,295	50,295
Balance at December 31, 2017	29,503	$295	$566,790	$168,148	$735,233
Adoption of ASC 606	—	—	—	(583)	(583)
Issuance of common stock, net	1,439	14	30,933	—	30,947
Repurchases of common stock	(604)	(6)	(10,946)	—	(10,952)
Repurchase of common stock upon vesting of restricted stock awards	(183)	(1)	(5,483)	—	(5,484)
Stock-based compensation expense	—	—	13,743	—	13,743
Net income	—	—	—	96,455	96,455
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Issuance of common stock, net	2,717	27	79,025	—	79,052
Repurchases of common stock	(83)	(1)	(1,438)	—	(1,439)
Vesting of restricted stock	430	4	(4)	—	—
Repurchase of common stock upon vesting of restricted stock awards	(152)	(1)	(3,582)	—	(3,583)
Stock-based compensation expense	—	—	15,316	—	15,316
Net income	—	—	—	112,994	112,994
Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

	Year ended December 31,
	2019	2018	2017
Operating activities
Net income	$112,994	$96,455	$50,295
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,382	12,031	6,973
Stock-based compensation expense	15,316	13,743	9,542
Loss on debt extinguishment	10,832	—	—
Inventory impairment and other	4,783	—	—
Deferred income taxes	3,174	(4,155)	674
Distributions from unconsolidated subsidiaries	—	7,432	5,243
Equity in income of unconsolidated subsidiaries	—	(14,849)	(12,176)
Loss (gain) on disposition of assets	361	1,979	577
Changes in assets and liabilities:
Cash held in escrow	(10,964)	13,640	(17,679)
Accounts receivable	(13,974)	1,227	(166)
Inventories	(129,024)	(284,977)	(83,380)
Prepaid expenses and other assets	41,542	(27,255)	(16,583)
Accounts payable	(5,113)	52,560	(3,670)
Accrued expenses and other liabilities	(39,263)	(1,662)	1,405
Mortgage loans held for sale	(72,853)	(61,747)	(52,327)
Net cash used in operating activities	(68,807)	(195,578)	(111,272)
Investing activities
Purchases of property and equipment	(16,117)	(15,803)	(17,627)
Business combinations, net of acquired cash	—	(28,036)	(130,047)
Proceeds from sale of South Carolina operations	—	—	17,074
Investment in unconsolidated subsidiaries	—	—	(4,000)
Proceeds from sale of intangible asset	1,730	—	—
Other investing activities	104	303	154
Net cash used in investing activities	(14,283)	(43,536)	(134,446)
Financing activities
Borrowings under revolving credit facilities	1,548,500	721,000	175,000
Payments on revolving credit facilities	(1,682,300)	(518,500)	(370,000)
Proceeds from issuance of senior notes	500,000	—	527,500
Extinguishment of senior notes due 2022	(391,942)	—	—
Principal payments on notes payable	(20,237)	(5,371)	(6,998)
Proceeds from insurance notes payable	13,719	11,839	2,320
Extinguishments of debt assumed in business combination	—	(94,231)	(151,919)
Debt issuance costs	(6,140)	(3,642)	(8,579)
Net proceeds from mortgage repurchase facilities	69,540	56,236	48,320
Net proceeds from issuances of common stock	79,052	30,947	98,063
Repurchases of common stock upon vesting of stock-based compensation	(3,583)	(5,484)	(5,231)
Repurchases of common stock under stock repurchase program	(1,439)	(10,952)	—
Net cash provided by (used in) financing activities	105,170	181,842	308,476
Net increase (decrease)	$22,080	$(57,272)	$62,758
Cash and cash equivalents and Restricted cash
Beginning of period	36,441	93,713	30,955
End of period	$58,521	$36,441	$93,713
Supplemental cash flow disclosure
Cash paid for income taxes	$26,936	$39,656	29,632
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$55,436	$32,902	$88,832
Restricted cash (Note 7)	3,085	3,539	4,881
Cash and cash equivalents and Restricted cash	$58,521	$36,441	$93,713

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2019, 2018 and 2017

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Wade Jurney Homes brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Wade Jurney Homes brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Wade Jurney Homes.  On February 6, 2020 we announced a rebranding of Wade Jurney Homes to Century Complete. Century Complete will operate similarly to Wade Jurney Homes, adopting its business strategy and continue to provide comparable home offerings. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

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

Accounts Receivable

Accounts receivable primarily consists of income tax receivables and rebates receivables.

We periodically review the collectability of our accounts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible. As of December 31, 2019 and 2018, no allowance was recorded related to accounts receivable.

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

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the year ended December 31, 2019 we recorded impairment charges on five communities totaling $2.0 million and for the year ended December 31, 2018 we recorded impairment charges on one community which was nominal in amount. Inventory impairments are included in inventory impairment and other in our consolidated statements of operations.

Home Sales Revenues and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets. Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $10.6 million and $14.0 million at December 31, 2019 and December 31, 2018, respectively.

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

Performance Deposits

We are occasionally required to make a land, bond, and utility deposit as each new development is started. These amounts typically are refundable as each home is delivered. Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheet.

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

Model Homes and Sales Facilities

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

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Years
Buildings and improvements	3 – 40 years
Leasehold improvements	3 – 10 years
Machinery and equipment	3 – 25 years
Furniture and fixtures	2 – 7 years
Model furnishings	2 – 3 years
Computer hardware and software	1 – 5 years

Mortgage Loans Held for Sale

Our Financial Services segment is principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans under its mortgage repurchase facilities. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $37.6 million and $26.2 million at December 31, 2019 and December 31, 2018, respectively, and carried a weighted average interest rate of approximately 3.9%, and 4.7%, respectively. As of December 31, 2019 and 2018, Inspire had mortgage loans held for sale with an aggregate fair value of $185.2 million and $112.4 million, respectively, and an aggregate outstanding principal balance of $179.3 million and $108.0 million, respectively. Our net gains on the sale of mortgage loans were $32.2 million, $22.0 million and $5.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, and are included in the financial services revenue on the consolidated statements of operations. Interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

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

Amortizable Intangible Assets

Amortizable intangible assets consist of the estimated fair value of non-compete agreements, trade names, and home plans associated with our historical acquisitions. These acquisitions were accounted for as business combinations as defined in ASC 805, Business Combinations. A high degree of judgment is made by management on variables, such as revenue growth rates, profitability, and discount rates, when calculating the value of the intangible assets. The identified intangible assets are amortized over their respective estimated useful lives. Non-compete agreements, trade names and other intangible assets are amortized to selling, general and administrative expenses in the consolidated statements of operations. During the year ended December 31, 2019, the Company impaired its trade name intangible asset associated with Wade Jurney Homes resulting in a $2.8 million loss and sold a cell phone tower lease, which resulted in a gain of $0.8 million. For further information see Note 5 – Amortizable Intangible Assets.

The estimated lives for each major amortizable classification of intangible assets are as follows:

Years
Home construction contracts	1 – 2 years
Non-compete agreements	2 – 5 years
Home plans	7 years

Earnest Money Deposits

We collect earnest money deposits at the time a home buyer’s contract is accepted. Earnest money deposits held on homes under contract as of December 31, 2019 and 2018, totaled $10.6 million and $14.0 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheets.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value our restricted stock awards and restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2019 and 2018 have three-year performance-based metrics measured over performance periods from January 1, 2019 to December 31, 2021 and January 1, 2018 to December 31, 2020, respectively. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset. As of December 31, 2019 and 2018, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the Provision for income taxes on the consolidated statements of operations. As of December 31, 2019 and 2018, we had no reserves for uncertain tax positions.

Goodwill

We evaluate goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a two step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As of December 31, 2019 and 2018, we determined our goodwill was not impaired.

Business Combinations

We account for business combinations in accordance with ASC 805, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable net assets as goodwill.

Variable Interest Entities (VIEs)

We review land option contracts where we have a non-refundable deposit to determine whether the corresponding land seller is a VIE and, if so, whether we are the primary beneficiary.

In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities that most significantly impact the economic performance of the VIE. In making this determination, we consider whether we have the power to direct certain activities, including, but not limited to, determining or limiting the scope or purpose of the VIE, the ability to sell or transfer property owned or controlled by the VIE, or arranging financing for the VIE. We are not the primary beneficiary of any VIE as of December 31, 2019 and 2018.

We analyzed each of our land option contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analysis, we determined that as of December 31, 2019, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract. As of December 31, 2019 and 2018, we had non-refundable cash deposits totaling $43.0 million and $42.6 million, respectively, classified in prepaid expenses and other assets in our consolidated balance sheets for land option contracts. The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2019 and 2018, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $17.0 million, $17.4 million and $12.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Advertising and marketing costs are included in selling, general and administrative on the consolidated statement of operations.

Reclassifications

In order to conform to current year presentation, mortgage loans held for investment and derivative assets of $1.0 million and $0.7 million, respectively, have been reclassified to prepaid expenses and other assets from mortgage loans held for sale on the consolidated balance sheets as of December 31, 2018.

Recently Issued Accounting Standards

Leases

The Financial Accounting Standards Board (which we refer to as “FASB”) issued ASC 842, Leases (which we refer to as “ASC 842”) which requires the recognition of lease assets and lease liabilities by lessees for most leases.  ASC 842 was effective for the Company beginning January 1, 2019 and interim periods within the annual period.  We adopted ASC 842 under a modified retrospective approach using the option to apply the transition provisions on the effective date January 1, 2019.  The Company’s leases primarily consist of leases for office space and computer and office equipment where we are the lessee.

ASC 842 includes several practical expedients which we elected upon adoption including to (a) not reassess the lease classification for any expired or existing leases and (b) not reassess whether previously capitalized initial direct costs qualify for capitalization under ASC 842. Additionally, we elected to utilize hindsight when determining the lease term.

The adoption of ASC 842 resulted in the establishment of a right of use asset of $17.7 million which is presented within prepaid expenses and other assets on our consolidated balance sheets and a lease liability of $18.7 million which is presented within accrued expenses and other liabilities on our consolidated balance sheets as of January 1, 2019. The adoption of ASC 842 did not impact stockholders’ equity.

Cash Flows

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 consists of eight provisions that provide guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows – Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted ASU 2016-15 and ASU 2016-18 on January 1, 2018.  Upon adoption of ASU 2016-18, we have included restricted cash in the beginning and ending balances on our statements of cash flows to present the changes during the period in total cash, cash equivalents and restricted cash. Distributions from investments in unconsolidated subsidiaries are classified based on the nature of the activity of the investee that generated the distribution on our statements of cash flows. In accordance with ASU 2016-18, our prior year statements of cash flows have also been retrospectively adjusted.

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASC 606 using the modified retrospective approach for contracts which were not completed as of January 1, 2018.

While the adoption of ASC 606 did not result in a material impact to our consolidated financial statements, it did impact the following:

•Certain immaterial costs incurred related to our model homes, which were previously capitalized to inventory, are now expensed as incurred.

•Forfeited customer earnest money deposits, which were previously presented in other income within our consolidated statements of operations, are presented as other revenue.

•Land sales to third parties which do not meet the definition of a customer in ASC 606 are classified as other income in our consolidated statements of operations.

•Deferral of an allocated amount of revenue and costs associated with unsatisfied performance obligations, primarily the installation of landscaping, at the time of home delivery.

•Reclassification of certain costs related to our model homes from inventory to property and equipment on our consolidated balance sheets.

Under the modified retrospective approach, we recorded an opening adjustment to decrease retained earnings by $0.6 million, related to model homes costs that were previously capitalized to inventory, but would have been expensed as incurred under ASC 606. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The standard changes the accounting for credit losses for most financial assets and certain other instruments. Credit losses which have historically been accounted for on an incurred loss basis will now be accounted for using an estimate of lifetime expected credit losses. This will generally result in earlier recognition of allowances for credit losses. The standard is effective for the Company on January 1, 2020. Upon adoption, the standard will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We do not anticipate this standard will have a material effect on the consolidated financial statements and related disclosures.

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This update is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. The standard is effective for the Company on January 1, 2020. We do not anticipate this standard will have a material effect on the consolidated financial statements and related disclosures.

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

	Year ended December 31,
	2019	2018	2017
Revenue:
West	$534,613	$459,254	210,696
Mountain	729,045	701,985	616,517
Texas	252,921	213,508	165,170
Southeast	548,661	530,891	421,563
Wade Jurney Homes	427,409	210,051	—
Financial Services	43,262	31,724	9,853
Corporate	—	—	—
Total revenue	$2,535,911	$2,147,413	$1,423,799

Income (loss) before income tax expense:
West	$43,027	$38,380	14,640
Mountain	89,201	89,048	75,704
Texas	25,866	13,682	10,952
Southeast	31,435	33,267	29,662
Wade Jurney Homes	22,044	(754)	—
Financial Services	10,687	8,766	1,225
Corporate	(89,625)	(53,859)	(48,019)
Total income before income tax expense	$132,635	$128,530	$84,164

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2019	2018
West	$610,248	$502,381
Mountain	635,201	621,757
Texas	232,887	209,550
Southeast	441,818	448,681
Wade Jurney Homes	244,827	204,925
Financial Services	254,282	146,710
Corporate	80,704	120,251
Total assets	$2,499,967	$2,254,255

Corporate assets include certain cash and cash equivalents, receivables related to income taxes and our rebates programs, prepaid insurance and other prepaid expenses, property and equipment, and deferred financing costs on our revolving line of credit.

3. Business Combinations

UCP, Inc.

On August 4, 2017, we acquired UCP, Inc. which was a homebuilder and land developer with expertise in residential land acquisition, development and entitlement, as well as home design, construction and sales, and with operations in the States of California, Washington, North Carolina, South Carolina and Tennessee. The merger was unanimously approved by the board of directors of both the Company and UCP and was also approved by UCP stockholders on August 1, 2017. In connection with the merger, each share of UCP Class A common stock outstanding immediately prior to the closing was converted into $5.32 in cash and 0.2309 of a newly issued share of our common stock. No fractional shares were issued in connection with the merger, and UCP stockholders received cash in lieu of any fractional shares. Approximately 4.2 million shares of our common stock were issued and $100.2 million in cash was paid in connection with the merger. Outstanding UCP restricted stock units were also converted into an aggregate amount of 0.2 million Century Communities restricted stock units pursuant to the merger. We determined that the total fair value of these awards was $6.2 million, of which $1.1 million was attributable to services performed by UCP employees prior to the merger and, as such, was included as consideration. During the year ended December 31, 2017, we incurred $9.6 million in acquisition related expenses, presented as acquisition expense on the consolidated statement of operations. Total consideration of $209.0 million inclusive of cash acquired of $20.3 million is summarized as follows (in thousands, except per share amount):

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

During the year ended December 31, 2018, we recognized $1.5 million of expense related to refinements in our estimated fair value of inventories, which occurred during the period. This measurement period adjustment is included in cost of home sales revenues on our consolidated statements of operations.

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

The following table summarizes our estimate of the fair value of the assets acquired and liabilities assumed as of the acquisition date of Sundquist Homes (in thousands):

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

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, we valued our previously held equity interest in WJH at $35.6 million, which is inclusive of an estimated discount for lack of control of $1.9 million, and recognized a gain of $7.2 million during the year ended December 31, 2018. The gain is included in equity in income of unconsolidated subsidiaries on our consolidated statements of operations.

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

Acquired inventories consist primarily of work in process inventories. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single family residences.  Amortizable intangible assets included acquired trade names and a non-compete agreement, which were estimated to have fair values of $3.3 million and $0.3 million, respectively, and are amortized over

10 years and 2 years, respectively.  During the year ended December 31, 2019, we impaired our Wade Jurney trade name of $3.3 million and $0.5 million of associated accumulated amortization, resulting in a $2.8 million loss, which is included in inventory impairment and other in our consolidated statements of operations. See Note 5 – Amortizable Intangible Asset for further information regarding the trade name impairment. The purchase price accounting reflected in the accompanying financial statements was completed during the year ended December 31, 2019.

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

Unaudited Pro Forma Financial Information

Unaudited pro forma revenue and income before tax expense for the years ended December 31, 2018 and 2017 give effect to the results of the acquisitions of WJH, UCP and Sundquist Homes. The effect of the WJH acquisition is reflected as though the acquisition date was as of January 1, 2017.  The effect of the UCP and Sundquist Homes acquisitions is reflected as though the acquisition date was as of January 1, 2017. Unaudited pro forma income before tax expense adjusts the operating results of WJH, UCP, and Sundquist Homes to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition and excludes acquisition expense incurred related to the transactions. Pro forma basic and diluted EPS gives effect to the issuance of approximately 4.2 million shares of common stock as consideration for the acquisition of UCP as though the acquisition had occurred on January 1, 2017 (in thousands, except share and per share information):

	Year ended December 31,
	2018	2017
Total revenues	$2,297,804	$1,990,577

Income before tax expense	$148,245	$111,038
Income tax expense	(37,061)	(31,753)
Net income	$111,184	$79,285
Less: Undistributed earnings allocated to participating securities	(68)	(517)
Numerator for basic and diluted pro forma EPS	$111,116	$78,768

Pro forma weighted average shares-basic	30,084,913	28,456,725
Pro forma weighted average shares-diluted	30,391,346	28,760,635

Pro forma basic EPS	$3.69	$2.77
Pro forma diluted EPS	$3.66	$2.74

4. Inventory

Inventory included the following (in thousands):

	December 31,	December 31,
	2019	2018
Homes under construction	$1,091,576	$1,073,682
Land and land development	836,904	720,719
Capitalized interest	67,069	53,842
Total inventories	$1,995,549	$1,848,243

5. Amortizable Intangible Assets

Amortizable intangible assets included the following (in thousands):

	As of December 31,
	2019	2018
Home plans	$764	$764
Non-compete agreements	300	5,365
Trade names	—	3,300
Cell phone tower lease	—	1,408
Gross intangible assets	1,064	10,837
Accumulated amortization	(856)	(5,742)
Intangible assets, net	$208	$5,095

We recognized amortization expense on our intangible assets of $1.2 million, $1.4 million and $1.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, we wrote off fully amortized intangible assets totaling $6.9 million and the related accumulated amortization. We did not write off any fully amortized intangible assets during the year ended December 31, 2018.

On February 6, 2020, we announced a rebranding of Wade Jurney Homes to Century Complete. Accordingly, we recorded an impairment charge of $2.8 million for the net intangible asset associated with the Wade Jurney Homes trade name as of December 31, 2019. The impairment charge is reflected in inventory impairment and other on our consolidated statement of operations. During the year ended December 31, 2019, the Company also sold cell phone tower leases with a carrying value of $1.4 million and $0.5 million of associated accumulated amortization for $1.7 million, resulting in a gain of $0.8 million which is presented in other income (expense) on the consolidated statements of operations.

6. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2019	2018
Land	$3,289	$3,289
Buildings and improvements	3,849	3,095
Leasehold improvements	3,138	1,882
Machinery and equipment	11,058	11,110
Furniture and fixtures	2,657	3,349
Model furnishings	29,829	24,118
Computer hardware and software	11,765	8,244
	65,585	55,087
Less accumulated depreciation	(29,587)	(21,829)
Total property and equipment, net	$35,998	$33,258

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2019	2018
Prepaid insurance	$26,175	$20,226
Lot option and escrow deposits	48,810	51,038
Right of use assets	18,854	—
Performance deposits	6,299	4,552
Deferred financing costs revolving line of credit, net	4,574	4,155
Restricted cash(1)	3,085	3,539
Secured notes receivable	2,602	4,947
Insurance receivable and other	13,401	51,940
Total prepaid expenses and other assets	$123,800	$140,397

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

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

The following table provides unaudited selected financial information for WJH for the year ended December 31, 2017 (in thousands):

December 31, 2017 (unaudited)
Homebuilding revenues	$271,653
Income before income tax expense	$26,185

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2019	2018
Earnest money deposits	$10,592	$13,990
Warranty reserve	9,731	7,970
Accrued compensation costs	30,888	29,770
Land development and home construction accruals	110,284	77,748
Lease liabilities - operating leases	19,306	—
Accrued interest	14,562	15,636
Income taxes payable	329	—
Liability for product financing arrangement and other	18,283	68,043
Total accrued expenses and other liabilities	$213,975	$213,157

10. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.9 million, $3.4 million and $1.5 million during the years ended December 31, 2019, 2018 and 2017, respectively, which is included as a reduction to cost of home sales revenues on our consolidated statements of operations.  Changes in our warranty accrual for the years ended December 31, 2019, 2018, and 2017 are detailed in the table below (in thousands):

	Year ended December 31,
	2019	2018	2017
Beginning balance	$7,970	$8,531	$2,479
Warranty reserve assumed in business combination	—	397	5,327
Warranty expense provisions	7,727	6,686	4,709
Payments	(4,024)	(4,204)	(2,526)
Warranty adjustment	(1,942)	(3,440)	(1,458)
Ending balance	$9,731	$7,970	$8,531

11. Debt

Our outstanding debt obligations included the following as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
6.750% senior notes, due May 2027(1)	$494,307	$—
5.875% senior notes, due July 2025(1)	396,120	395,415
6.875% senior notes, due May 2022(1)	—	380,567
Other financing obligations	6,277	8,795
Notes payable	896,704	784,777
Revolving line of credit, due April 2023	68,700	202,500
Mortgage repurchase facilities	174,095	104,555
Total debt	$1,139,499	$1,091,832

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Issuance of Initial 6.750% Senior Notes Due 2027

In May 2019, we completed a private offering of $500.0 million aggregate principal amount of the Company’s Initial 6.750% Senior Notes due 2027 (which we refer to as the “Initial Notes due 2027”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933 (which we refer to as the “Securities Act”). The Initial Notes due 2027 were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The Initial Notes due 2027 were issued at 100% of their principal amount and we received net proceeds of $493.9 million. The Initial Notes due 2027 contain certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the Initial Notes due 2027 is due June 2027, with interest only payments due semi-annually in June and December of each year, beginning on December 1, 2019.

In connection with this issuance, the Company deferred $6.1 million of issuance costs, which is presented in notes payable in the consolidated balance sheet.

Exchange Offer for 6.750% Senior Notes Due 2027

On January 10, 2020, we commenced an exchange offer (which we refer to as the “Exchange Offer”) on the previously issued Initial Notes Due 2027 for 6.750% Senior Notes Due 2027 (which we refer to as the “Exchange Notes due 2027” or the “6.750% Senior Notes due 2027”) which were identical in all material respects to the Initial Notes due 2027, except that the Exchange Notes due 2027 are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions applicable to the

Initial Notes due 2027 do not apply to the Exchange Notes due 2027. The Exchange Offer is scheduled to expire at 5:00 P.M., New York City time, on the evening of February 14, 2020, unless extended by us.

5.875% Senior Notes Due 2025

In May 2017, we completed a private offering of $400 million in aggregate principal amount of our 5.875% Senior Notes due 2025 (which we refer to as the “Initial Notes due 2025”) in reliance on Rule 144A and Regulation S under the Securities Act.  The May 2017 Senior Notes were issued under the Indenture, dated as of May 12, 2017, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2017 Indenture,” as it may be supplemented or amended from time to time).  The Initial Notes due 2025 were issued at a price equal to 100.00% of their principal amount, and we received net proceeds of approximately $395.5 million. In December 2017, we completed an offer to exchange approximately $400.0 million in aggregate principal amount of our Initial Notes due 2025, which are registered under the Securities Act (which we refer to as the “Exchange Notes due 2025”), for an equivalent amount of the Initial Notes due 2025 that were tendered and accepted for exchange.  The terms of the Exchange Notes due 2025 are identical in all material respects to the Initial Notes due 2025, except that the Exchange Notes due 2025 are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that are applicable to the Initial Notes due 2025 do not apply to the Exchange Notes due 2025.

The Initial Notes due 2025 and Exchange Notes due 2025 (which we refer to collectively, as the “Existing Notes due 2025”) will be treated as a single series of notes under the May 2017 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2017 Indenture. The Existing Notes due 2025 are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2017 Indenture governing the Existing Notes due 2025 contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing Notes due 2025 is due July 2025, with interest only payments due semi-annually in January and July of each year.

As of December 31, 2019, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2025 was $396.1 million.

6.875% Senior Notes Due 2022

From May 2014 through January 2017, we completed three private offerings totaling $385.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022 (the “Notes due 2022”), under the Securities Act. The Notes due 2022 were issued under the Indenture, dated as of May 5, 2014, among the Company, our subsidiary guarantors party thereto, and U.S Bank National Association, as trustee (which we refer to as the “May 2014 Indenture”). The Notes due 2022 were unsecured senior obligations which were guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2014 Indenture governing the Notes due 2022 contained certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2022 Notes was due May 2022, with interest only payments due semi-annually in May and November of each year.

Extinguishment of 6.875% Senior Notes Due 2022

During the year ended December 31, 2019, the Company extinguished $385.0 million in outstanding principal of our Notes due 2022. The extinguishment was the result of two separate transactions whereby a tender offer validly tendered $189.3 million of the Notes due 2022 on March 23, 2019 and the remaining $195.7 million was redeemed in accordance with the Indenture agreement on June 10, 2019. The transaction resulted in a loss of $10.8 million, which is presented in loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2019.

Revolving Line of Credit

On October 21, 2014, we entered into a Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders from time to time party thereto. On June 5, 2018, we entered into an Amended and Restated Credit Agreement which amended and restated the Credit Agreement. The Amended and Restated Credit Agreement provided us with a revolving line of credit of up to $540.0 million, and unless terminated earlier, matured on April 30, 2022. Under the terms of the Amended and Restated Credit Agreement we were entitled to request an increase in the size of the credit facility by an amount not exceeding $100.0 million. On June 28, 2018, we entered into a Joinder Agreement which increased the credit facility to $590.0 million by exercising $50.0 million of the $100.0 million accordion feature and added a new lender. On February 12, 2019, we entered into a Joinder Agreement which increased the credit facility to $640.0 million by exercising the final $50.0 million of the $100.0 million accordion feature and added a new lender.

On December 13, 2019, the Company entered into a First Modification Agreement (the “First Modification Agreement”) with the lenders party thereto, to the Amended and Restated Credit Agreement, which extends the maturity date, unless terminated earlier, of the credit agreement to April 30, 2023 and entitles the Company to request an increase in the size of the credit facility by an amount not exceeding $110.0 million. If the existing lenders elect not to provide the full amount of a requested increase, we may invite one or more other lender(s) to become a party to the First Modification Agreement, subject to the approval of the Administrative Agent. Under the terms of the First Modification Agreement, we are able to request a twelve-month extension of the maturity date. Our obligations under the First Modification Credit Agreement are guaranteed by certain of our subsidiaries. The First Modification Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the First Modification Agreement and are reported to the lenders quarterly.

Borrowings under the First Modification Agreement continue to bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.

As of December 31, 2019, we had $68.7 million outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018 and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with uncommitted repurchase facilities of up to $275 million as of December 31, 2019, secured by the mortgage loans financed thereunder.

On September 15, 2019 Inspire amended the Master Repurchase Agreement, which provided $100.0 million of availability through December 15, 2019 and $150.0 million from December 16, 2019 through January 31, 2020. As of December 31, 2019, Inspire had total capacity under the Repurchase Facilities of $275.0 million of which $174.1 million was outstanding. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2019 and 2018, we had $174.1 million and $104.6 million outstanding under these Repurchase Facilities, respectively, and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

During the years ended December 31, 2019 and 2018, we incurred interest expense on our Repurchase Facilities of $2.7 million and $1.4 million, respectively, which are included in financial services costs on our consolidated statements of operations.

Other Financing Obligations

As of December 31, 2019, we had $3.0 million of outstanding land development notes and $3.3 million of outstanding insurance premium notes, compared to $2.3 million of outstanding land development notes and $6.5 million outstanding insurance premium notes for the year ended December 31, 2018.

Aggregate annual maturities of debt as of December 31, 2019 are as follows (in thousands):

2020	$176,927
2021	3,445
2022	—
2023	68,700
2024	—
Thereafter	900,000
Total	1,149,072
Less: Discount and deferred financing costs, net on senior notes	(9,573)
Carrying amount	$1,139,499

12. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2019, 2018, and 2017, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Interest capitalized beginning of period	$53,842	$41,762	$28,935
Interest capitalized during period	74,377	60,772	45,725
Less: capitalized interest in cost of sales	(61,150)	(48,692)	(32,898)
Interest capitalized end of period	$67,069	$53,842	$41,762

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

Our income tax expense for the years ended December 31, 2019, 2018 and 2017 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$9,113	$27,815	$29,241
State and local	7,354	8,415	3,954
Total current	16,467	36,230	33,195
Deferred
Federal	2,528	(3,182)	920
State and local	646	(973)	(246)
Total deferred	3,174	(4,155)	674
Income tax expense	$19,641	$32,075	$33,869

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended Decembers 31, 2017 to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2019	2018	2017
Statutory income tax expense	$27,844	$26,991	$29,469
State income tax expense, net of federal income tax expense	5,483	4,847	3,596
Domestic production activities deduction	-	-	(2,513)
Executive compensation	4,123	2,760	-
Excess tax benefits upon vesting of share based payment awards	(252)	(1,276)	-
Remeasurement of deferred tax assets	-	1,548	2,790
Federal energy credits	(17,256)	(2,426)	-
Other permanent items	(301)	(369)	527
Income tax expense	$19,641	$32,075	$33,869

Income tax expense for the year ended December 31, 2019 is impacted by a $17.3 million benefit associated with the Energy Efficient Home Credit under IRS §45L (which we refer to as “Federal Energy Credits”).

The Federal Energy Credits provide eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute. The Federal Energy Credits had previously expired and were not available to be claimed for any home which was delivered after December 31, 2017. However, on December 20, 2019 an extension of the Federal Energy Credits was enacted into law, which extended the availability of the credit to homes delivered during the years ended December 31, 2018, 2019 and 2020.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets
Warranty reserves	$2,356	$1,944
Amortizable intangible assets	2,183	1,127
Stock-based compensation	598	3,055
Accrued compensation and other	2,775	5,075
Inventories, additional costs capitalized for tax	8,206	7,281
Deferred tax asset	16,118	18,482

Deferred tax liabilities
Prepaid expenses	264	1,133
Property and equipment	5,265	3,586
Deferred tax liability	5,529	4,719
Net deferred tax asset	$10,589	$13,763

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the year, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2015 through 2019.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		December 31, 2019		December 31, 2018

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,602	$2,545	$4,947	$4,830
Mortgage loans held for sale(2)	Level 2	$185,246	$185,246	$112,394	$112,394
Derivative assets(3)	Level 2	$1,382	$1,382	$726	$726

5.875% senior notes(4)(5)	Level 2	$396,120	$415,680	$395,415	$356,000
6.750% senior notes(4)(5)	Level 2	$494,307	$537,500	$—	$—
6.875% senior notes(4)(5)	Level 2	$—	$—	$380,567	$372,488
Revolving line of credit(6)	Level 3	$68,700	$68,700	$202,500	$202,500
Other financing obligations(6)(7)	Level 2	$6,277	$6,277	$8,795	$8,795
Mortgage repurchase facilities(6)	Level 2	$174,095	$174,095	$104,555	$104,555

(1)	Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note.
(2)	The mortgage loans held for sale are carried at fair value, which is based on quoted market prices for committed mortgage loans.
(3)

Derivative instruments are carried at fair value and based on market prices for similar instruments. Changes in fair value are reflected in financial services revenue on the condensed consolidated statement of operations. As of December 31, 2019 and December 31, 2018, we had immaterial amounts of derivative liabilities which are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets. Refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies for further information regarding our derivative instruments.

(4)	Estimated fair value of the senior notes is based on recent trading activity in inactive markets.
(5)

Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of December 31, 2019, these amounts totaled $5.7 million and $3.9 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2018, these amounts totaled $4.9 million and $4.6 million for the 6.875% senior notes and 5.875% senior notes, respectively.

(6)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(7)

Insurance premium notes included in other financing obligations bore interest rates ranging from 3.278% to 3.240% during the year ended December 31, 2019 and during the year ended December 31, 2018 bore an interest rate of 3.278%.

During the year ended December 31, 2019, we determined that inventory with a carrying value before impairment of $12.7 million within five communities was not recoverable. Accordingly, we recognized an impairment charge of $2.0 million to reflect the estimated fair value of the communities of $10.7 million. The estimated fair value of the communities was determined through a discounted cash flow approach utilizing Level 3 inputs. These inventory impairments were primarily incurred in the Wade Jurney Homes and Mountain segments.

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

We primarily enter into operating leases for the right to use office space and computer and office equipment, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. We include renewal terms in the lease term when it is reasonably certain that we will exercise the option. For leases entered into after January 1, 2019, we establish a right of use asset and a lease liability at the commencement date of the lease based on the present value of future minimum lease payments. As the rate implicit in each lease is not readily determinable, we utilize our incremental borrowing rate in determining the present value of future minimum payments. Our incremental borrowing rate is determined based on information available at the commencement date. We account for the lease components and non-lease components as a single lease component. As of December 31, 2019, the Company had $18.9 million and $19.3 million recognized as a right of use asset and lease liability, respectively, which are presented on the consolidated balance sheet within prepaid expenses and other assets and accrued expenses and other liabilities, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheet.

Under both ASC 840 and ASC 842, operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $5.9 million, $4.1 million and $2.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Information related to the Company’s right of use asset and lease liability were as follows (in thousands):

Year Ended December 31, 2019
Cash paid for operating lease liabilities	$5,361
Right-of-use assets obtained in exchange for new operating lease obligations	$5,225
Weighted-average remaining lease term	4.13 years
Weighted-average discount rate	6.22%

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$5,353
2021	5,406
2022	4,451
2023	3,837
2024	2,542
Thereafter	282
Total	$21,871
Less: discount	(2,565)
Total lease liabilities	$19,306

16. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees. The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2019, 2018 and 2017 were $1.9 million, $1.9 million and $1.0 million, respectively.

17. Stock-Based Compensation

During the year ended December 31, 2019 and 2018, we granted performance share units (which we refer to as “PSUs”) covering up to 0.6 million shares of common stock, assuming maximum level of performance, with grant date fair values of $22.01 and $28.10, respectively, per share that are subject to both service and performance vesting conditions. The quantity of shares that will vest under the PSUs range from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three-year pre-tax income performance goal. During the year ended December 31, 2019, 2018 and 2017, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.6 million, 0.3 million and 0.5 million shares of common stock, respectively, with grant date fair values of $23.85, $30.43 and $24.14 per share, respectively, that vest over a one to three-year period. Prior to 2017, we had granted restricted stock awards (“RSAs”) which fully vested during the year ended December 31, 2018.

The following table summarizes the activity of our RSUs, PSUs and RSAs for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	846	$25.14	834	$18.16	852	$15.81
Granted	882	23.49	592	29.86	460	21.64
Vested	(430)	23.53	(491)	18.02	(452)	17.19
Forfeited	(79)	24.99	(89)	22.44	(26)	19.63
Outstanding, end of year	1,219	$24.64	846	$25.14	834	$18.16

A summary of our outstanding RSUs and PSUs, assuming maximum level of performance, are as follows (in thousands, except years):

As of December 31, 2019
Unvested units	1,219
Unrecognized compensation cost	$12,568
Period to recognize compensation cost	1.6 years

During the years ended December 31, 2019, 2018 and 2017, the Company recognized stock-based compensation expense of $15.3 million, $13.7 million and $9.5 million, respectively, which is generally included in selling, general, and administrative on the consolidated statements of operations.

18. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2019, and 2018, there were 33.1 million and 30.2 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.3 million and 0.3 million shares of common stock related to the vesting of RSUs during the year ended December 31, 2019 and 2018, respectively. In addition to the RSUs vested, the remaining 0.1 million of RSAs vested during the year ended December 31, 2018. As of December 31, 2019, approximately 2.1 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our Sales Agents in “at the market” offerings.    On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, which superseded and replaced the First Distribution Agreement, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings. On July 3, 2018, we entered into a third Distribution Agreement (which we refer to as the “Third Distribution Agreement”) with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as its sales agents (which we refer to as the “New Sales Agents”), which superseded and replaced the Second Distribution Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the New Sales Agents “in at the market” offerings. On November 27, 2019, we entered into a Distribution Agreement (the “Fourth Distribution Agreement”), which superseded and replaced the Third Distribution Agreement, with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (the “Sales Agents”), pursuant to which the Company may offer and sell from time to time through the Sales Agents up to $100,000,000 maximum aggregate offering price of the Company’s common stock, par value $0.01 per share, in such amounts as the Company may specify by notice to any Sales Agent, in “at the market” offerings. During the years ended December 31, 2019 and 2018, we sold and issued an aggregate of 2.7 million and 1.1 million shares of our common stock, respectively, under the various Distribution Agreements in effect during these periods, which provided gross proceeds to us of $80.1 million and $31.7 million, respectively, and in connection with such sales, we paid total commissions and fees to the Sales Agents of $0.6 million and $0.7 million, respectively.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the years ended December 31, 2019 and 2018, we repurchased 83,000 and 604,061 shares of common stock, respectively, under this program for approximately $1.4 million and $11.0 million, respectively.

19. Earnings Per Share

During the years ended December 31, 2018 and 2017, we used the two-class method of calculating earnings per share (EPS) as our previously outstanding unvested RSAs had non-forfeitable rights to dividends, and accordingly represented a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participation rights in undistributed earnings as if all such earnings had been distributed during the period. During the year ended December 31, 2019, we used the treasury method to calculate earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share information):

	Year ended December 31,
	2019	2018	2017
Numerator
Net income	$112,994	$96,455	$50,295
Less: Undistributed earnings allocated to participating securities	—	(59)	(384)
Net income allocable to common stockholders	$112,994	$96,396	$49,911
Denominator
Weighted average common shares outstanding - basic	30,886,382	30,084,913	24,280,871
Dilutive effect of restricted stock units	300,570	306,433	274,638
Weighted average common shares outstanding - diluted	31,186,952	30,391,346	24,555,509
Earnings per share:
Basic	$3.66	$3.20	$2.06
Diluted	$3.62	$3.17	$2.03

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.6 million and 0.3 million common stock unit equivalents from diluted earnings per share during the year ended December 31, 2019 and 2018, respectively, related to the PSUs for which performance conditions remained unsatisfied. We did not have any common stock unit equivalents to exclude from diluted earnings per share during the year ended December 31, 2017.

20. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of December 31, 2019 and 2018, we had $344.1 million and $289.8 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in other assets when recovery is probable. As of December 31, 2018, substantially all of the amounts reflected as insurance receivable and other are related to construction claims which we believe are probable of settlement, and the obligation of these claims are reflected in accrued expenses and other liabilities on the consolidated balance sheet. These construction claims were settled during the year ended December 31, 2019 and the associated insurance receivables were collected in full.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flow.

21. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2019
Home sales revenues	$523,302	$608,636	$573,860	$775,667
Gross margin from home sales revenues	$89,545	$104,708	$104,026	$142,945
Income before tax expense	$22,997	$20,830	$34,840	$53,968
Net income	$17,117	$15,495	$27,024	$53,358
Basic earnings per share	$0.57	$0.51	$0.88	$1.65
Diluted earnings per share	$0.56	$0.51	$0.87	$1.63

2018
Home sales revenues	$394,831	$522,164	$552,876	$640,187
Gross margin from home sales revenues	$75,248	$94,967	$92,732	$105,492
Income before tax expense	$23,107	$46,502	$22,859	$36,062
Net income	$20,019	$33,193	$17,048	$26,195
Basic earnings per share	$0.68	$1.11	$0.56	$0.85
Diluted earnings per share	$0.67	$1.10	$0.56	$0.85

22. Supplemental Guarantor Information

Our 5.875% senior notes due 2025 and 6.750% senior notes due 2027 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 6.875% senior notes due 2022, which were extinguished during the second quarter of 2019, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors.

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors and, accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$1,577	—	53,859	—	$55,436
Cash held in escrow	—	35,308	—	—	35,308
Accounts receivable	15,363	12,327	(252)	—	27,438
Investment in consolidated subsidiaries	1,996,703	—	—	(1,996,703)	—
Inventories	—	1,995,549	—	—	1,995,549
Mortgage loans held for sale	—	—	185,246	—	185,246
Prepaid expenses and other assets	9,539	101,113	13,148	—	123,800
Deferred tax assets, net	10,589	—	—	—	10,589
Property and equipment, net	15,256	19,614	1,128	—	35,998
Amortizable intangible assets, net	—	208	—	—	208
Goodwill	—	30,395	—	—	30,395
Total assets	$2,049,027	$2,194,514	$253,129	$(1,996,703)	$2,499,967
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$(13)	83,853	954	—	$84,794
Accrued expenses and other liabilities	28,214	173,403	12,358	—	213,975
Notes payable	890,427	6,277	—	—	896,704
Revolving line of credit	68,700	—	—	—	68,700
Mortgage repurchase facilities	—	—	174,095	—	174,095
Total liabilities	987,328	263,533	187,407	—	1,438,268
Stockholders’ equity:	1,061,699	1,930,981	65,722	(1,996,703)	1,061,699
Total liabilities and stockholders’ equity	$2,049,027	$2,194,514	$253,129	$(1,996,703)	$2,499,967

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$2,183	$2,101	$28,618	$—	$32,902
Cash held in escrow	—	24,344	—	—	24,344
Accounts receivable	6,117	7,424	(77)	—	13,464
Investment in consolidated subsidiaries	1,827,456	—	—	(1,827,456)	—
Inventories	—	1,848,243	—	—	1,848,243
Mortgage loans held for sale	—	—	112,394	—	112,394
Prepaid expenses and other assets	51,177	85,224	3,996	—	140,397
Deferred tax assets, net	13,763	—	—	—	13,763
Property and equipment, net	13,274	18,989	995	—	33,258
Amortizable intangible assets, net	—	5,095	—	—	5,095
Goodwill	—	30,395	—	—	30,395
Total assets	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$623	$88,627	$657	$—	$89,907
Accrued expenses and other liabilities	75,506	131,548	6,103	—	213,157
Notes payable	775,982	8,795	—	—	784,777
Revolving line of credit	202,500	—	—	—	202,500
Mortgage repurchase facilities	—	—	104,555	—	104,555
Total liabilities	1,054,611	228,970	111,315	—	1,394,896
Stockholders’ equity:	859,359	1,792,845	34,611	(1,827,456)	859,359
Total liabilities and stockholders’ equity	$1,913,970	$2,021,815	$145,926	$(1,827,456)	$2,254,255

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2019 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$2,481,465	$—	$—	$2,481,465
Land sales and other revenues	—	11,184	—	—	11,184
	—	2,492,649	—	—	2,492,649
Financial services revenue	—	—	43,262	—	43,262
Total revenues	—	2,492,649	43,262	—	2,535,911
Homebuilding cost of revenues
Cost of home sales revenues	—	(2,040,241)	—	—	(2,040,241)
Cost of land sales and other revenues	—	(8,130)	—	—	(8,130)
	—	(2,048,371)	—	—	(2,048,371)
Financial services costs	—	—	(32,575)	—	(32,575)
Selling, general and administrative	(74,145)	(227,380)	—	—	(301,525)
Loss on debt extinguishment	(10,832)	—	—	—	(10,832)
Inventory impairment and other	—	(4,783)	—	—	(4,783)
Acquisition expense	—	—	—	—	—
Equity in earnings from consolidated subsidiaries	167,503	—	—	(167,503)	—
Equity in income of unconsolidated subsidiaries	—	—	—	—	—
Other income (expense)	(5,725)	372	163	—	(5,190)
Income before income tax expense	76,801	212,487	10,850	(167,503)	132,635
Income tax expense	36,193	(53,122)	(2,712)	—	(19,641)
Net income	$112,994	$159,365	$8,138	$(167,503)	$112,994

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$2,110,058	$—	$—	$2,110,058
Land sales and other revenues	—	5,631	—	—	5,631
	—	2,115,689	—	—	2,115,689
Financial services revenue	—	—	31,724	—	31,724
Total revenues	—	2,115,689	31,724	—	2,147,413
Homebuilding cost of revenues
Cost of home sales revenues	—	(1,741,619)	—	—	(1,741,619)
Cost of land sales and other revenues	—	(3,832)	—	—	(3,832)
	—	(1,745,451)	—	—	(1,745,451)
Financial services costs	—	—	(22,958)	—	(22,958)
Selling, general and administrative	(70,578)	(193,403)	—	—	(263,981)
Acquisition expense	(437)	—	—	—	(437)
Equity in earnings from consolidated subsidiaries	138,746	—	—	(138,746)	—
Equity in income from unconsolidated subsidiaries	14,849	—	—	—	14,849
Other income (expense)	(299)	(606)	—	—	(905)
Income before income tax expense	82,281	176,229	8,766	(138,746)	128,530
Income tax expense	14,174	(44,057)	(2,192)	—	(32,075)
Net income	$96,455	$132,172	$6,574	$(138,746)	$96,455

	Supplemental Condensed Consolidated Statement of Operations
	For the Year Ended December 31, 2017 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$1,405,443	$—	$—	$1,405,443
Land sales and other revenues	—	8,503	—	—	8,503
	—	1,413,946	—	—	1,413,946
Financial services revenue	—	—	9,853	—	9,853
Total revenues	—	1,413,946	9,853	—	1,423,799
Homebuilding cost of revenues
Cost of home sales revenues	—	(1,153,359)	—	—	(1,153,359)
Cost of land sales and other revenues	—	(6,516)	—	—	(6,516)
	—	(1,159,875)	—	—	(1,159,875)
Financial services costs	—	—	(8,664)	—	(8,664)
Selling, general and administrative	(49,072)	(127,232)	—	—	(176,304)
Acquisition expense	(9,905)	—	—	—	(9,905)
Equity in earnings from consolidated subsidiaries	84,425	—	—	(84,425)	—
Equity in income from unconsolidated subsidiaries	12,176	—	—	—	12,176
Other income (expense)	1,080	1,820	37	—	2,937
Income before income tax expense	38,704	128,659	1,226	(84,425)	84,164
Income tax expense	11,591	(45,031)	(429)	—	(33,869)
Net income	$50,295	$83,628	$797	$(84,425)	$50,295

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(54,572)	$51,793	$(66,028)	$—	$(68,807)
Net cash used in investing activities	$11,818	$(8,815)	$(133)	$(17,153)	$(14,283)
Financing activities
Borrowings under revolving credit facilities	$1,548,500	$—	$—	$—	$1,548,500
Payments on revolving credit facilities	(1,682,300)	—	—	—	(1,682,300)
Proceeds from issuance of senior notes	500,000				500,000
Extinguishment of senior notes due 2022	(391,942)	—	—	—	(391,942)
Principal payments on notes payable	—	(20,237)	—	—	(20,237)
Proceeds from insurance notes payable	—	13,719	—	—	13,719
Debt issuance costs	(6,140)	—	—	—	(6,140)
Net proceeds from mortgage repurchase facilities	—	—	69,540	—	69,540
Net proceeds from issuances of common stock	79,052	—	—	—	79,052
Repurchases of common stock upon vesting of stock-based compensation	(3,583)	—	—	—	(3,583)
Repurchases of common stock under our stock repurchase program	(1,439)	—	—	—	(1,439)
Payments from (and advances to) parent/subsidiary	—	(40,126)	22,973	17,153	—
Net cash provided by (used in) financing activities	$42,148	$(46,644)	$92,513	$17,153	$105,170
Net increase (decrease)	$(606)	$(3,666)	$26,352	$—	$22,080

Cash and cash equivalents and restricted cash
Beginning of period	$2,183	$4,006	$30,252	$—	$36,441
End of period	$1,577	$340	$56,604	$—	$58,521

Cash and cash equivalents	$1,577	$—	$53,859	$—	$55,436
Restricted Cash	—	340	2,745	—	3,085
Cash and cash equivalents and restricted cash	$1,577	$340	$56,604	$—	$58,521

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2018 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(74,074)	$(71,532)	$(49,972)	$—	$(195,578)
Net cash used in investing activities	$(98,523)	$(170,862)	$(461)	$226,310	$(43,536)
Financing activities
Borrowings under revolving credit facilities	$721,000	$—	$—	$—	$721,000
Payments on revolving credit facilities	(518,500)	—	—	—	(518,500)
Principal payments on notes payable	(9)	(5,362)	—	—	(5,371)
Proceeds from insurance notes payable	—	11,839	—	—	11,839
Extinguishment of debt assumed in business combination	(94,231)	—	—	—	(94,231)
Debt issuance costs	(3,642)	—	—	—	(3,642)
Net proceeds from mortgage repurchase facilities	—	—	56,236	—	56,236
Net proceeds from issuances of common stock	30,947	—	—	—	30,947
Repurchases of common stock upon vesting of stock-based compensation	(5,484)	—	—	—	(5,484)
Repurchases of common stock under our stock repurchase program	(10,952)	—	—	—	(10,952)
Payments from (and advances to) parent/subsidiary	(583)	211,879	15,014	(226,310)	—
Net cash provided by (used in) financing activities	$118,546	$218,356	$71,250	$(226,310)	$181,842
Net increase (decrease)	$(54,051)	$(24,038)	$20,817	$—	$(57,272)

Cash and cash equivalents and restricted cash
Beginning of period	$56,234	$28,044	$9,435	$—	$93,713
End of period	$2,183	$4,006	$30,252	$—	$36,441

Cash and cash equivalents	$2,183	$2,101	$28,618	$—	$32,902
Restricted Cash	—	1,905	1,634	—	3,539
Cash and cash equivalents and restricted cash	$2,183	$4,006	$30,252	$—	$36,441

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2017 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash used in operating activities	$(27,787)	$(33,169)	$(50,316)	$—	$(111,272)
Net cash used in investing activities	(456,299)	$(118,583)	$(513)	$440,949	$(134,446)
Financing activities					—
Borrowings under revolving credit facilities	$175,000	$—	$—	$—	$175,000
Payments on revolving credit facilities	(370,000)	—	—	—	(370,000)
Proceeds from issuance of senior notes	527,500	—	—	—	527,500
Proceeds from insurance premium notes and other	—	2,320	—	—	2,320
Extinguishments of debt assumed in business combination	—	(151,919)	—	—	(151,919)
Principal payments on notes payable	—	(6,998)	—	—	(6,998)
Debt issuance costs	(8,579)	—	—	—	(8,579)
Repurchases of common stock upon vesting of restricted stock awards	(5,231)	—	—	—	(5,231)
Payments from (and advances to) parent/subsidiary	108,930	326,242	5,777	(440,949)	—
Net proceeds from mortgage repurchase facilities	—	—	48,320	—	48,320
Net proceeds from issuances of common stock	98,063	—	—	—	98,063
Net cash provided by financing activities	525,683	$169,645	$54,097	$(440,949)	308,476
Net increase (decrease)	41,597	$17,893	$3,268	$—	62,758

Cash and cash equivalents and restricted cash
Beginning of period	$14,637	$10,151	$6,167	$—	$30,955
End of period	56,234	$28,044	$9,435	$—	93,713

Cash and cash equivalents	$56,234	$23,399	$9,199	$—	$88,832
Restricted Cash	—	4,645	236	—	4,881
Cash and cash equivalents and Restricted cash	$56,234	$28,044	$9,435	$—	$93,713