Form 10-Q
period 2020-03-31
Century Communities, Inc.
filed 2020-04-30
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

On April 23, 2020, 33,332,501 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Cash and cash equivalents	$450,973	$55,436
Cash held in escrow	22,497	35,308
Accounts receivable	23,087	27,438
Inventories	2,074,509	1,995,549
Mortgage loans held for sale	141,846	185,246
Prepaid expenses and other assets	121,017	124,008
Property and equipment, net	35,004	35,998
Deferred tax assets, net	11,110	10,589
Goodwill	30,395	30,395
Total assets	$2,910,438	$2,499,967
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$40,170	$84,794
Accrued expenses and other liabilities	230,875	213,975
Notes payable	899,166	896,704
Revolving line of credit	521,900	68,700
Mortgage repurchase facilities	133,794	174,095
Total liabilities	1,825,905	1,438,268
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,319,125 and 33,067,375 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	333	331
Additional paid-in capital	681,060	684,354
Retained earnings	403,140	377,014
Total stockholders' equity	1,084,533	1,061,699
Total liabilities and stockholders' equity	$2,910,438	$2,499,967

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Homebuilding revenues
Home sales revenues	$572,710	$523,302
Land sales and other revenues	20,104	1,355
Total homebuilding revenues	592,814	524,657
Financial services revenue	9,795	8,400
Total revenues	602,609	533,057
Homebuilding cost of revenues
Cost of home sales revenues	(470,526)	(433,757)
Cost of land sales and other revenues	(14,167)	(614)
Total homebuilding cost of revenues	(484,693)	(434,371)
Financial services costs	(9,586)	(6,829)
Selling, general and administrative	(73,619)	(68,936)
Inventory impairment	(781)	—
Other income (expense)	158	76
Income before income tax expense	34,088	22,997
Income tax expense	(7,962)	(5,880)
Net income	$26,126	$17,117

Earnings per share:
Basic	$0.79	$0.57
Diluted	$0.78	$0.56
Weighted average common shares outstanding:
Basic	33,207,928	30,203,243
Diluted	33,476,444	30,444,276

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$26,126	$17,117
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,415	3,074
Stock-based compensation expense	1,685	3,534
Inventory impairment and other	781	—
Deferred income taxes	(521)	172
Loss on disposition of assets	330	358
Changes in assets and liabilities:
Cash held in escrow	12,811	(320)
Accounts receivable	4,349	1,028
Inventories	(60,930)	(69,106)
Prepaid expenses and other assets	2,000	(2,659)
Accounts payable	(44,624)	(15,831)
Accrued expenses and other liabilities	(1,198)	(11,296)
Mortgage loans held for sale	43,400	14,529
Net cash used in operating activities	(12,376)	(59,400)
Investing activities
Purchases of property and equipment	(2,686)	(3,270)
Other investing activities	59	(14)
Net cash used in investing activities	(2,627)	(3,284)
Financing activities
Borrowings under revolving credit facilities	678,000	288,800
Payments on revolving credit facilities	(224,800)	(204,300)
Principal payments on notes payable	(2,043)	(7,716)
Proceeds from insurance notes payable	4,137	9,301
Net proceeds from mortgage repurchase facilities	(40,302)	(13,689)
Repurchases of common stock upon vesting of stock-based compensation	(4,977)	(3,166)
Repurchases of common stock under stock repurchase program	—	(1,439)
Net cash provided by financing activities	410,015	67,791
Net increase	$395,012	$5,107
Cash and cash equivalents and Restricted cash
Beginning of period	58,522	36,441
End of period	$453,534	$41,548
Supplemental cash flow disclosure
Cash paid for income taxes	$—	$—
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$450,973	$38,115
Restricted cash (Note 5)	2,561	3,433
Cash and cash equivalents and Restricted cash	$453,534	$41,548

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Repurchases of common stock	—	—	—	—	—
Vesting of restricted stock units	412	4	(4)	—	—
Withholding of common stock upon vesting of restricted stock units	(160)	(2)	(4,975)	—	(4,977)
Stock-based compensation expense	—	—	1,685	—	1,685
Net income	—	—	—	26,126	26,126
Balance at March 31, 2020	33,319	$333	$681,060	$403,140	$1,084,533

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders Equity
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Repurchases of common stock	(83)	—	(1,438)	—	(1,438)
Vesting of restricted stock units	367	3	(3)	—	—
Withholding of common stock upon vesting of restricted stock units	(135)	(2)	(3,164)	—	(3,166)
Stock-based compensation expense	—	—	3,534	—	3,534
Net income	—	—	—	17,117	17,117
Balance at March 31, 2019	30,304	$303	$593,966	$281,137	$875,406

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand, formerly referred to as Wade Jurney Homes, targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. On February 6, 2020 we announced the rebranding of Wade Jurney Homes to Century Complete. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our homebuyers have been identified as our Financial Services segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on February 7, 2020.

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our operations and customer demand. Through late April, there is still significant uncertainty regarding the duration and severity of the disruption caused by this pandemic.

Commencing in March 2020 numerous state and local municipalities issued public health orders with varying expiration dates requiring the closure of nonessential businesses, as well as ordering individuals to stay at home and/or shelter in place whenever possible.  General exceptions to shelter in place orders are essential services and critical businesses. As of the date of this filing, other than the state of Michigan and certain municipalities within the Bay Area market of Northern California, construction and sale of residential real estate has been determined to be an essential business, and accordingly our operations have been generally exempted from these applicable health orders.

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

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The standard changes the accounting for credit losses for most financial assets and certain other instruments. Credit losses which have historically been accounted for on an incurred loss basis will now be accounted for using an estimate of lifetime expected credit losses. This will generally result in earlier recognition of allowances for credit losses. We adopted this standard on January 1, 2020 with no material effect on the consolidated financial statements and related disclosures.

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This update is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. We adopted this standard on January 1, 2020 with no material effect on the consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The standard simplifies the accounting for income taxes, eliminates certain exceptions, and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for us beginning January 1, 2021. We do not expect this standard to have a material effect on the consolidated financial statements and related disclosures.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our Century Complete brand currently has operations in 11 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

The management of our four geographic regions and Century Complete reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company. The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments:

•West (California and Washington)

•Mountain (Colorado, Nevada and Utah)

•Texas

•Southeast (Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Iowa, Michigan, North Carolina, Ohio, South Carolina, and Texas)

We have also identified our Financial Services operations, which provide mortgage, title, and insurance services to our homebuyers, as a sixth reportable segment. Our Corporate operations are a non-operating segment, as they serve to support our homebuilding, and to a lesser extent our financial services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments. The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
West	$131,887	$112,120
Mountain	171,152	159,666
Texas	60,164	50,486
Southeast	131,502	112,812
Century Complete	98,109	89,573
Financial Services	9,795	8,400
Corporate	—	—
Total revenue	$602,609	$533,057

Income (loss) before income tax expense:
West	$15,341	$8,648
Mountain	18,498	19,308
Texas	5,484	3,749
Southeast	8,308	5,739
Century Complete	780	3,973
Financial Services	209	1,590
Corporate	(14,532)	(20,010)
Total income before income tax expense	$34,088	$22,997

The following table summarizes total assets by operating segment (in thousands):

	March 31,	December 31,
	2020	2019
West	$634,491	$610,248
Mountain	707,925	635,201
Texas	233,247	232,887
Southeast	425,309	441,818
Century Complete	233,394	244,827
Financial Services	223,109	254,282
Corporate	452,963	80,704
Total assets	$2,910,438	$2,499,967

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2020	2019
Homes under construction	$1,119,989	$1,091,576
Land and land development	883,683	836,904
Capitalized interest	70,837	67,069
Total inventories	$2,074,509	$1,995,549

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”).  Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $125.0 million and $37.6 million at March 31, 2020 and December 31, 2019, respectively, and carried a weighted average interest rate of approximately 3.4%, and 3.9%, respectively.  As of March 31, 2020 and December 31, 2019, Inspire had mortgage loans held for sale with an aggregate fair value of $141.8 million and $185.2 million, respectively, and an aggregate outstanding principal balance of $137.8 million and $179.3 million, respectively.

Mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value and changes in fair value are reflected in financial services revenue on the condensed consolidated statement of operations. Management believes carrying loans held-for-sale and the derivative instruments used to economically hedge them at fair value improves financial reporting by more accurately reflecting the underlying transaction. Refer to Note 11 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid insurance	$27,497	$26,175
Lot option and escrow deposits	43,637	48,810
Right of use assets	17,538	18,854
Performance deposits	5,776	6,299
Deferred financing costs revolving line of credit, net	4,231	4,574
Restricted cash(1)	2,561	3,085
Secured notes receivable	2,571	2,602
Other assets and prepaid expenses	7,714	8,633
Mortgage loans held for investment and derivative assets	9,349	4,768
Amortizable intangible assets, net	143	208
Total prepaid expenses and other assets	$121,017	$124,008

(1) Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2020	2019
Earnest money deposits	$15,898	$10,592
Warranty reserve	9,727	9,731
Accrued compensation costs	16,322	30,888
Land development and home construction accruals	126,930	110,284
Lease liabilities - operating leases	18,065	19,306
Accrued interest	17,323	14,562
Income taxes payable	2,453	329
Liability for product financing arrangement and other	24,157	18,283
Total accrued expenses and other liabilities	$230,875	$213,975

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.1 million and increased our reserve by $22 thousand during the three months ended March 31, 2020 and 2019, respectively, which is included in cost of home sales revenues on our consolidated statements of operations.  Changes in our warranty accrual for the three months ended March 31, 2020 and 2019 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$9,731	$7,970
Warranty expense provisions	1,777	1,661
Payments	(689)	(1,020)
Warranty adjustment	(1,092)	22
Ending balance	$9,727	$8,633

8. Debt

Our outstanding debt obligations included the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,499	$494,307
5.875% senior notes, due July 2025(1)	396,296	396,120
Other financing obligations	8,371	6,277
Notes payable	899,166	896,704
Revolving line of credit, due April 2023	521,900	68,700
Mortgage repurchase facilities	133,794	174,095
Total debt	$1,554,860	$1,139,499

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on December 13, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2023. Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.

As of March 31, 2020, we had $521.9 million outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $225 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2020, we had $133.8 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three months ended March 31, 2020 and 2019, we incurred interest expense on the repurchase facilities of $0.7 million and $0.6 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2020 and 2019, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest capitalized beginning of period	$67,069	$53,842
Interest capitalized during period	17,453	17,866
Less: capitalized interest in cost of sales	(13,685)	(12,587)
Interest capitalized end of period	$70,837	$59,121

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2020 estimated annual effective tax rate of 23.7% is driven by our blended federal and state statutory rate of 25.4%, and certain other permanent differences between GAAP and tax which decreased our rate by 1.7%.

For the three months ended March 31, 2020, our estimated annual rate of 23.7% was impacted by discrete items which had a net impact of decreasing our rate by 0.3%, including excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2020 and 2019, we recorded income tax expense of $8.0 million and $5.9 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		March 31, 2020		December 31, 2019

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,571	$2,522	$2,602	$2,545
Mortgage loans held for sale(2)	Level 2	$141,846	$141,846	$185,246	$185,246
Derivative assets(3)	Level 2	$2,962	$2,962	$1,382	$1,382

5.875% senior notes(4)(5)	Level 2	$396,296	$335,520	$396,120	$415,680
6.750% senior notes(4)(5)	Level 2	$494,499	$414,700	$494,307	$537,500
Revolving line of credit(6)	Level 3	$521,900	$521,900	$68,700	$68,700
Other financing obligations(6)(7)	Level 2	$8,371	$8,371	$6,277	$6,277
Derivative liabilities(3)	Level 2	$3,159	$3,159	$147	$147
Mortgage repurchase facilities(6)	Level 2	$133,794	$133,794	$174,095	$174,095

(1)Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note.

(2)The mortgage loans held for sale are carried at fair value, which is based on quoted market prices for committed mortgage loans.

(3)Derivative instruments are carried at fair value and based on market prices for similar instruments. Changes in fair value are reflected in financial services revenue on the condensed consolidated statement of operations. Derivative assets are presented within prepaid expenses and other assets on the condensed consolidated balance sheets. Derivative liabilities are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets.

(4)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(5)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of March 31, 2020, these amounts totaled $5.5 million and $3.7 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2019, these amounts totaled $5.7 million and $3.9 million for the 6.875% senior notes and 5.875% senior notes, respectively.

(6)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(7)Insurance premium notes including in other financing obligations bore interest rates ranging from 3.278% to 3.240% during the periods ending March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020, we determined that inventory with a carrying value before impairment of $2.3 million within one community was not recoverable. Accordingly, we recognized an impairment charge of $0.8 million to reflect the estimated fair value of the community of $1.5 million. The estimated fair value of the community was determined through a discounted cash flow approach utilizing Level 3 inputs. This inventory impairments was primarily incurred in the Century Complete segment.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and resulting from impairment, if deemed necessary.

12. Stock-Based Compensation

During the three months ended March 31, 2020, we granted restricted stock units (which we refer to as “RSUs”) covering 0.3 million shares of common stock with a grant date fair value of $31.19 per share that vest over a three year period. During the three months ended March 31, 2020 we did not grant any additional performance share units (which we refer to as “PSUs”), however our recognition of stock based expense associated with previously granted PSU awards was updated to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest under our PSU awards decreased by 0.3 million, and we recorded a cumulative catch-up adjustment to decrease stock-based compensation expense of $2.4 million.

A summary of our outstanding RSUs and PSUs, assuming target level of performance, are as follows (in thousands, except years):

As of March 31, 2020
Unvested units	814
Unrecognized compensation cost	$13,823
Period to recognize compensation cost	1.39 years

During the three months ended March 31, 2020 and 2019, we recognized stock-based compensation expense of $1.7 million and $3.5 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2020, and December 31, 2019, there were 33.3 million and 33.1 million shares of common stock issued and outstanding, respectively.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.4 million and 0.4 million shares of common stock related to the vesting of RSUs during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, approximately 1.7 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had all $100 million available for sale as of March 31, 2020.  We did not sell or issue any shares of our common stock during the three months ended March 31, 2020 or the three months ended March 31, 2019. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the three months ended March 31, 2020 we did not repurchase any shares of common stock while during the three months ended March 31, 2019, we repurchased 83,000 shares of common stock under this program for approximately $1.4 million.

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2020	2019
Numerator
Net income	$26,126	$17,117
Denominator
Weighted average common shares outstanding - basic	33,207,928	30,203,243
Dilutive effect of restricted stock units	268,516	241,033
Weighted average common shares outstanding - diluted	33,476,444	30,444,276
Earnings per share:
Basic	$0.79	$0.57
Diluted	$0.78	$0.56

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.6 million and 0.3 million common unit equivalents from diluted earnings per share during the three months ended March 31, 2020 and 2019, respectively, related to the PSUs for which performance conditions remain unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2020, and December 31, 2019, we had $343.7 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

16. Supplemental Guarantor Information

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

We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below:

	Supplemental Condensed Consolidated Balance Sheet
	As of March 31, 2020 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$401,069	6,404	43,500	—	$450,973
Cash held in escrow	—	22,497	—	—	22,497
Accounts receivable	8,000	13,684	19,003	(17,600)	23,087
Investment in consolidated subsidiaries	2,097,867	—	—	(2,097,867)	—
Inventories	—	2,074,509	—	—	2,074,509
Mortgage loans held for sale	—	—	141,846	—	141,846
Prepaid expenses and other assets	9,449	95,096	16,472	—	121,017
Deferred tax assets, net	11,110	—	—	—	11,110
Property and equipment, net	15,240	18,595	1,169	—	35,004
Goodwill	—	30,395	—	—	30,395
Total assets	$2,542,735	$2,261,180	$221,990	$(2,115,467)	$2,910,438
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$588	38,963	619	—	$40,170
Accrued expenses and other liabilities	44,919	189,848	13,708	(17,600)	230,875
Notes payable	890,795	8,371	—	—	899,166
Revolving line of credit	521,900	—	—	—	521,900
Mortgage repurchase facilities	—	—	133,794	—	133,794
Total liabilities	1,458,202	237,182	148,121	(17,600)	1,825,905
Stockholders’ equity:	1,084,533	2,023,998	73,869	(2,097,867)	1,084,533
Total liabilities and stockholders’ equity	$2,542,735	$2,261,180	$221,990	$(2,115,467)	$2,910,438

	Supplemental Condensed Consolidated Balance Sheet
	As of December 31, 2019 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Assets
Cash and cash equivalents	$1,577	—	53,859	—	$55,436
Cash held in escrow	—	35,308	—	—	35,308
Accounts receivable	15,363	12,327	(252)	—	27,438
Investment in consolidated subsidiaries	1,996,703	—	—	(1,996,703)	—
Inventories	—	1,995,549	—	—	1,995,549
Mortgage loans held for sale	—	—	185,246	—	185,246
Prepaid expenses and other assets	9,539	101,321	13,148	—	124,008
Deferred tax assets, net	10,589	—	—	—	10,589
Property and equipment, net	15,256	19,614	1,128	—	35,998
Goodwill	—	30,395	—	—	30,395
Total assets	$2,049,027	$2,194,514	$253,129	$(1,996,703)	$2,499,967
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$(13)	83,853	954	—	$84,794
Accrued expenses and other liabilities	28,214	173,403	12,358	—	213,975
Notes payable	890,427	6,277	—	—	896,704
Revolving line of credit	68,700	—	—	—	68,700
Mortgage repurchase facilities	—	—	174,095	—	174,095
Total liabilities	987,328	263,533	187,407	—	1,438,268
Stockholders’ equity:	1,061,699	1,930,981	65,722	(1,996,703)	1,061,699
Total liabilities and stockholders’ equity	$2,049,027	$2,194,514	$253,129	$(1,996,703)	$2,499,967

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2020 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	CCS
Revenues
Homebuilding revenues
Home sales revenues	$—	$572,710	$—	$—	$572,710
Land sales and other revenues	—	20,104	—	—	20,104
Total homebuilding revenues	—	592,814	—	—	592,814
Financial services revenue	—	—	9,795	—	9,795
Total revenues	—	592,814	9,795	—	602,609
Homebuilding cost of revenues
Cost of home sales revenues	—	(470,526)	—	—	(470,526)
Cost of land sales and other revenues	—	(14,167)	—	—	(14,167)
Total homebuilding cost of revenues	—	(484,693)	—	—	(484,693)
Financial services costs	—	—	(9,586)	—	(9,586)
Selling, general and administrative	(13,475)	(60,144)	—	—	(73,619)
Inventory impairment	—	(781)	—	—	(781)
Equity in earnings from consolidated subsidiaries	35,428	—	—	(35,428)	—
Other income (expense)	326	(304)	136	—	158
Income before income tax expense	22,279	46,892	345	(35,428)	34,088
Income tax expense	3,847	(11,723)	(86)	—	(7,962)
Net income	$26,126	$35,169	$259	$(35,428)	$26,126

	Supplemental Condensed Consolidated Statement of Operations
	For the Three Months Ended March 31, 2019 (in thousands)

		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Revenues
Homebuilding revenues
Home sales revenues	$—	$523,302	$—	$—	$523,302
Land sales and other revenues	—	1,355	—	—	1,355
Total homebuilding revenues	—	524,657	—	—	524,657
Financial services revenue	—	—	8,400	—	8,400
Total revenues	—	524,657	8,400	—	533,057
Homebuilding cost of revenues
Cost of home sales revenues	—	(433,757)	—	—	(433,757)
Cost of land sales and other revenues	—	(614)	—	—	(614)
Total homebuilding cost of revenues	—	(434,371)	—	—	(434,371)
Financial services costs	—	—	(6,829)	—	(6,829)
Selling, general and administrative	(18,655)	(50,281)	—	—	(68,936)
Equity in earnings from consolidated subsidiaries	31,163	—	—	(31,163)	—
Other income (expense)	101	(45)	20	—	76
Income before income tax expense	12,609	39,960	1,591	(31,163)	22,997
Income tax expense	4,508	(9,990)	(398)	—	(5,880)
Net income	$17,117	$29,970	$1,193	$(31,163)	$17,117

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2020 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(652)	$(33,043)	$21,319	$—	$(12,376)
Net cash provided by/(used in) investing activities	$(48,079)	$(1,670)	$(146)	$47,268	$(2,627)
Financing activities
Borrowings under revolving credit facilities	$678,000	—	—	—	$678,000
Payments on revolving credit facilities	(224,800)	—	—	—	(224,800)
Principal payments on notes payable	—	(2,043)	—	—	(2,043)
Proceeds from insurance notes payable	—	4,137	—	—	4,137
Net proceeds from mortgage repurchase facilities	—	—	(40,302)	—	(40,302)
Repurchases of common stock upon vesting of stock-based compensation	(4,977)	—	—	—	(4,977)
Repurchases of common stock under our stock repurchase program	—	—	—	—	—
Payments from (and advances to) parent/subsidiary	—	39,379	7,889	(47,268)	—
Net cash provided by/(used in) financing activities	$448,223	$41,473	$(32,413)	$(47,268)	$410,015
Net increase (decrease)	$399,492	$6,760	$(11,240)	$—	$395,012

Cash and cash equivalents and restricted cash
Beginning of period	$1,577	341	56,604	—	$58,522
End of period	$401,069	$7,101	$45,364	$—	$453,534

Cash and cash equivalents	$401,069	6,404	43,500	—	$450,973
Restricted Cash	—	697	1,864	—	2,561
Cash and cash equivalents and Restricted cash	$401,069	$7,101	$45,364	$—	$453,534

	Supplemental Condensed Consolidated Statement of Cash Flows
	For the Three Months Ended March 31, 2019 (in thousands)
		Guarantor	Non Guarantor	Elimination	Consolidated
	Century	Subsidiaries	Subsidiaries	Entries	Century
Net cash provided by/(used in) operating activities	$(36,731)	$(36,216)	$13,547	$—	$(59,400)
Net cash provided by/(used in) investing activities	(44,704)	$(2,031)	$67	$43,384	$(3,284)
Financing activities					—
Borrowings under revolving credit facilities	$288,800	—	—	—	$288,800
Payments on revolving credit facilities	(204,300)	—	—	—	(204,300)
Principal payments on notes payable	—	(7,716)	—	—	(7,716)
Proceeds from insurance notes payable	—	9,301	—	—	9,301
Net proceeds from mortgage repurchase facilities	—	—	(13,689)	—	(13,689)
Repurchases of common stock upon vesting of stock-based compensation	(3,166)	—	—	—	(3,166)
Repurchases of common stock under our stock repurchase program	(1,439)	—	—	—	(1,439)
Payments from (and advances to) parent/subsidiary	—	36,890	6,494	(43,384)	—
Net cash provided by/(used in) financing activities	$79,895	$38,475	$(7,195)	$(43,384)	$67,791
Net increase (decrease)	$(1,540)	$228	$6,419	$—	$5,107

Cash and cash equivalents and restricted cash
Beginning of period	$2,183	4,006	30,252	—	$36,441
End of period	$643	$4,234	$36,671	$—	$41,548

Cash and cash equivalents	$643	2,596	34,876	—	$38,115
Restricted Cash	—	1,638	1,795	—	3,433
Cash and cash equivalents and Restricted cash	$643	$4,234	$36,671	$—	$41,548

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements included in this Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential”, the negative of such terms and other comparable terminology and the use of future dates. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors.

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

•the impact of the COVID-19 pandemic on our business operations

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

•taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance; and

•changes in United States generally accepted accounting principles (which we refer to as “GAAP”).

Forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described above and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K, and other risks and uncertainties detailed in this report, including “Part II, Item 1A. Risk Factors”, and our other reports and filings with the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

As used in this Form 10-Q, references to “we,” “us,” “our”, “Century” or the “Company” refer to Century Communities, Inc., a Delaware corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends. Some of the numbers included herein have been rounded for the convenience of presentation.

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets first time homebuyers primarily sells homes through retail studios and the internet and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

On February 6, 2020, in order to better align with our Century brand, we announced the rebranding of our Wade Jurney Homes brand to Century Complete. We believe this rebranding will assist in showcasing the value proposition to potential buyers.

We build and sell an extensive range of home types across a variety of price points.

Potential Impact of COVID-19 Pandemic

The recent outbreak of the novel coronavirus, COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has created significant volatility, disruption, and uncertainty. It has resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and social distancing, leading to the closure of businesses and causing weakened economic conditions that will likely worsen and may ultimately result in an economic slowdown or recession. These actions have begun to adversely impact and will likely continue to adversely impact Century directly and indirectly.

In response to the pandemic and these government restrictions, Century has shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. We have limited our construction and other operations to those that are authorized under the various applicable governmental orders and shifted our corporate and other office functions to work remotely. As of the date of this filing, other than the state of Michigan and certain municipalities within the Bay Area market of Northern California, construction and sale of residential real estate has been determined to be an essential business, and accordingly our operations have been exempt from the applicable health orders. We are uncertain as to how long these restrictions will remain in place and whether the COVID-19 public health effort will be intensified to further restrict our business. While these circumstances did not materially adversely affect our first quarter 2020 financial results, they have begun to negatively impact our business, including our ability to develop, construct, market and sell homes, and beginning in April 2020, have begun to negatively impact and will likely continue to negatively impact our revenues and other operating results.

The adverse effect of the COVID-19 pandemic on the broader economy has negatively impacted and will likely continue to negatively impact demand for new homes. Continued demand for Century homes is uncertain but is unlikely to return quickly to the record levels that we experienced prior to the pandemic in light of anticipated higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors. This impact on demand for our homes will likely adversely affect our operating results in future periods, although, we cannot reasonably estimate the amount or duration of the impact at this time. In addition, a decline in our home building operations will have a direct effect on the origination volume of and revenues from our Financial Services segment.

Results of Operations

During the three months ended March 31, 2020, we delivered 1,864 homes, with an average sales price of $307.2 thousand. These deliveries represent an increase of 12.1%, as compared to the three months ended March 31, 2019. During the three months ended March 31, 2020, we generated approximately $572.7 million in home sales revenues, approximately $34.1 million in income before income tax expense, and approximately $26.1 million in net income.

For the three months ended March 31, 2020, our new home contracts, net of cancelations, totaled 2,388, a 28.5% increase over the same period in 2019. As of March 31, 2020, we had a backlog of 2,594 homes, a 9.2% increase as compared to March 31, 2019, representing approximately $861.1 million in sales value, a 19.9% increase as compared to March 31, 2019.

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019.

(in thousands, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$572,710	$523,302	$49,408	9.4%
Land sales revenues	20,104	1,355	18,749	1,383.7%
	592,814	524,657	68,157	13.0%
Financial services revenue	9,795	8,400	1,395	16.6%
Total revenues	602,609	533,057	69,552	13.0%
Homebuilding cost of revenues
Cost of home sales revenues	(470,526)	(433,757)	(36,769)	8.5%
Cost of land sales and other revenues	(14,167)	(614)	(13,553)	2,207.3%
	(484,693)	(434,371)	(50,322)	11.6%
Financial services costs	(9,586)	(6,829)	(2,757)	40.4%
Selling, general, and administrative	(73,619)	(68,936)	(4,683)	6.8%
Inventory impairment	(781)	—	(781)	NM
Other income (expense)	158	76	82	107.9%
Income before income tax expense	34,088	22,997	11,091	48.2%
Income tax expense	(7,962)	(5,880)	(2,082)	35.4%
Net income	$26,126	$17,117	$9,009	52.6%
Earnings per share:
Basic	$0.79	$0.57	$0.22	38.60%
Diluted	$0.78	$0.56	$0.22	39.29%
Adjusted diluted earnings per share(1)	$0.80	$0.60	$0.20	33.33%
Other Operating Information (dollars in thousands):
Number of homes delivered	1,864	1,663	201	12.1%
Average sales price of homes delivered	$307.2	$314.7	$(7.5)	(2.4)%
Homebuilding gross margin percentage(2)	17.7%	17.1%	0.6%	3.5%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	20.2%	19.8%	0.4%	1.9%
Backlog at end of period, number of homes	2,594	2,376	218	9.2%
Backlog at end of period, aggregate sales value	$861,116	$718,443	$142,673	19.9%
Average sales price of homes in backlog	$332.0	$302.3	$29.7	9.8%
Net new home contracts	2,388	1,858	530	28.5%
Selling communities at period end (3)	126	125	1	0.8%
Average selling communities (3)	128	129	(1)	(0.8)%
Total owned and controlled lot inventory	35,831	37,932	(2,101)	(5.5)%
Adjusted EBITDA (1)	$51,806	$40,397	$11,409	28.2%
Adjusted income before income tax expense (1)	$34,869	$24,721	$10,148	41.1%
Adjusted net income (1)	$26,725	$18,400	$8,325	45.2%
Net homebuilding debt to net capital (1)	46.6%	51.8%	(5.2)%	(10.0)%

NM – Not Meaningful

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of a $0.8 million inventory impairment included within inventory impairment and other on our consolidated financial statements.

(3) As Century Complete does not sell homes by community, but through studios and other methods, that segment is excluded from the count of selling communities.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
West	233	200	$543.2	$560.3	$126,562	$112,064	$15,341	$8,648
Mountain	396	367	$395.3	$432.2	156,532	158,631	18,498	19,308
Texas	244	166	$246.5	$303.7	60,139	50,418	5,484	3,749
Southeast	368	335	$357.1	$336.2	131,402	112,616	8,308	5,739
Century Complete	623	595	$157.4	$150.5	98,075	89,573	780	3,973
Financial Services	—	—	$—	$—	—	—	209	1,590
Corporate	—	—	$—	$—	—	—	(14,532)	(20,010)
Total	1,864	1,663	$307.2	$314.7	$572,710	$523,302	$34,088	$22,997

West

In our West segment, for the three months ended March 31, 2020, our income before income tax increased by $6.7 million, to $15.3 million. During the three months ended March 31, 2020, we delivered 233 homes, with an average sales price of $543.2 thousand, and generated $126.6 million in home sales revenue. Income before income tax increased during the three months ended March 31, 2020 primarily due to an increase in deliveries of 13% and the benefit of non-recurring land sales.

Mountain

In our Mountain segment, for the three months ended March 31, 2020, our income before income tax decreased by $0.8 million, to $18.5 million.  The decrease of income before income tax for the three months ended March 31, 2020 is primarily related to the decrease in home sales revenue which was driven by a decrease in our average sales price.

Texas

In our Texas segment, for the three months ended March 31, 2020, our income before income tax increased by $1.7 million, to $5.5 million, as compared $3.8 million for the same period in 2019.  The increase in income before income tax is primarily related to a 47% increase in the number of homes delivered during the three months ended March 31, 2020 as compared to the same period in 2019, which was partially offset by a decrease in the average sales price as we continued our shift towards first time homebuyers.

Southeast

In our Southeast segment, for the three months ended March 31, 2020, our income before income tax increased by $2.6 million, to $8.3 million, as compared to $5.7 million for the same period in 2019.  The increase in income before income tax for the three months ended March 31, 2020 is primarily related to the increase in homes delivered, average sales price, and total home sales revenues.

Century Complete

For the three months ended March 31, 2020, we delivered 623 homes, with an average price of $157.4 thousand, and generated $98.1 million in home sales revenues. Our income before income tax for the three months ended March 31, 2020 was $0.8 million, as compared to $4.0 million for the same period in 2019. The decrease in income before income tax is primarily attributable to increase in certain fixed costs and $0.8 million in one-time inventory impairment charges during the three months ended March 31, 2020.

Financial Services

Our indirect wholly owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our home buyers have been identified as our Financial Services segment. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. During the three months ended March 31, 2020, income before income tax decreased $1.4 million to $0.2 million compared to the same period during 2019. The decrease was primarily the result of $3.0 million non-cash, unrealized loss related to our hedging activity, partially offset by a $1.4 million overall increase in financial services revenue.

Corporate

During the three months ended March 31, 2020, our Corporate segment generated losses of $14.5 million, as compared to losses of $20.0 million for the same period in 2019.  The decrease in expenses during the three months ended March 31, 2020 was primarily attributed to the following: (1) a $4.6 million decrease in salaries and wages related to lower bonus and performance share expense accruals, and (2) a decrease in legal costs of $0.8 million.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three months ended March 31, 2020 to 17.7% as compared to 17.1% for the same period in 2019, which was primarily driven by a 0.6% decrease in cost of home sales revenues.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three Months Ended March 31,
	2020	%	2019	%

Home sales revenues	$572,710	100.0%	$523,302	100.0%
Cost of home sales revenues	(470,526)	(82.2)%	(433,757)	(82.9)%
Inventory impairment	(781)	(0.1)%	—	—%
Gross margin from home sales	101,403	17.7%	89,545	17.1%
Add: Inventory impairment	781	0.1%	—	—%
Add: Interest in cost of home sales revenues	13,685	2.4%	12,587	2.4%
Adjusted homebuilding gross margin excluding interest and inventory impairment	115,869	20.2%	102,132	19.5%
Add: Purchase price accounting for acquired work in process inventory	—	—%	1,724	0.3%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory	$115,869	20.2%	$103,856	19.8%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three months ended March 31, 2020, excluding impairment, interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 20.2% as compared to 19.8% for the same period in 2019. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Increase
	2020	2019	Amount	%
Selling, general and administrative	$(73,619)	$(68,936)	$(4,683)	6.8%
As a percentage of home sales revenue	(12.9)%	(13.2)%

Our selling, general and administrative expense increased $4.7 million for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily attributable to the following: (1) an increase of $3.1 million in commission expense due to the 9.4% increase in home sales revenues, (2) an increase of $0.7 million in franchise tax expenses, (3) an increase of $0.7 million in legal costs, and (4) nominal increases in numerous items associated with our increased scale throughout selling, general and administrative expense.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2020 estimated annual effective tax rate of 23.7% is driven by our blended federal and state statutory rate of 25.4%, and certain other permanent differences between GAAP and tax which decreased our rate by 1.7%.

For the three months ended March 31, 2020, our estimated annual rate of 23.7% was impacted by discrete items which had a net impact of decreasing our rate by 0.3%, including excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2020 and 2019, we recorded income tax expense of $8.0 million and $5.9 million, respectively.

Segment Assets

(Dollars in thousands)

	March 31,	December 31,	Increase (Decrease)
	2020	2019	Amount	% Change
West	$634,491	$610,248	$24,243	4.0%
Mountain	707,925	635,201	72,724	11.4%
Texas	233,247	232,887	360	0.2%
Southeast	425,309	441,818	(16,509)	(3.7)%
Century Complete	233,394	244,827	(11,433)	(4.7)%
Financial Services	223,109	254,282	(31,173)	(12.3)%
Corporate	452,963	80,704	372,259	461.3%
Total assets	$2,910,438	$2,499,967	$410,471	16.4%

Lots owned and	March 31, 2020			December 31, 2019			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,243	1,340	4,583	3,133	1,413	4,546	3.5%	(5.2)%	0.8%
Mountain	6,983	4,552	11,535	4,771	7,949	12,720	46.4%	(42.7)%	(9.3)%
Texas	3,066	2,075	5,141	3,326	2,278	5,604	(7.8)%	(8.9)%	(8.3)%
Southeast	4,200	3,062	7,262	4,160	3,827	7,987	1.0%	(20.0)%	(9.1)%
Century Complete	3,360	3,950	7,310	3,324	4,761	8,085	1.1%	(17.0)%	(9.6)%
Total	20,852	14,979	35,831	18,714	20,228	38,942	11.4%	(25.9)%	(8.0)%

Of our total lots owned and controlled as of March 31, 2020, 58.2% were owned and 41.8% were controlled, as compared to 48.1% owned and 51.2% controlled as of December 31, 2019.

Total assets increased by $410.7 million, or 16.4%, to $2.9 billion at March 31, 2020 as compared to December 31, 2019. The increase is driven by investments in inventory during the period in addition to a $395.5 million increase in cash and cash equivalents.

Other Homebuilding Operating Data

	Three Months Ended
Net new home contracts	March 31,		Increase
	2020	2019	Amount	% Change
West	336	203	133	65.5%
Mountain	614	454	160	35.2%
Texas	333	229	104	45.4%
Southeast	516	345	171	49.6%
Century Complete	589	627	(38)	(6.1)%
Total	2,388	1,858	530	28.5%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2020 increased by 530 homes, or 28.5%, to 2,388, compared to 1,858 for the same period in 2019. The increase in our net new home contracts was primarily driven by stronger sales in our West, Mountain, Texas, and Southeast regions.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three months ended March 31, 2020 by segment are included in the tables below:

	Three Months Ended March 31,		Increase
	2020	2019	Amount	% Change
West	5.3	3.2	2.1	65.6%
Mountain	5.4	3.5	1.9	54.3%
Texas	4.3	3.8	0.5	13.2%
Southeast	4.2	2.8	1.4	50.0%
Century Complete	NM	NM	NM	NM %
Total	4.8	3.3	1.5	45.5%

NM – Not Meaningful

Our absorption rates increased by 45.5% to 4.8 per month during the three months ended March 31, 2020, as compared to the same period in 2019.  The increase in absorption rate is attributable to the strong homebuilding market and economic trends across our markets that we experienced during the three months ended March 31, 2020 prior to the COVID-19 pandemic.

Selling communities at period end	As of March 31,		Increase/(Decrease)
	2020	2019	Amount	% Change

West	21	21	—	—%
Mountain	38	43	(5)	(11.6)%
Texas	26	20	6	30.0%
Southeast	41	41	—	—%
Century Complete	N/A	N/A	N/A	N/A
Total	126	125	1	0.8%

N/A – Not Applicable

Our selling communities increased to 128 communities at March 31, 2020 as compared to 125 at March 31, 2019. As Century Complete does not sell homes by community, but through studios and other methods, there are no communities or absorptions presented for that segment.

Backlog

(Dollars in thousands)

	As of March 31,
	2020			2019			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	305	$158,853	$520.8	221	$113,639	$514.2	38.0%	39.8%	1.3%
Mountain	591	251,199	$425.0	488	215,296	$440.9	21.1%	16.7%	(3.6)%
Texas	364	98,767	$271.3	244	82,934	$339.9	49.2%	19.1%	(20.2)%
Southeast	661	239,012	$361.6	480	160,833	$335.1	37.7%	48.6%	7.9%
Century Complete	673	113,285	$168.3	943	145,743	$154.6	(28.6)%	(22.3)%	8.9%
Total / Weighted Average	2,594	$861,116	$332.0	2,376	$718,443	$302.3	9.2%	19.9%	9.8%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At March 31, 2020, we had 2,594 homes in backlog with a total value of $861.1 million, which represents an increase of 9.2% and 19.9%, respectively, as compared to March 31, 2019. The increase in backlog dollar value is primarily attributable to the increases in backlog units and a 9.8% increase in the backlog average sales price.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 7, 2020, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2020 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving line of credit, and from time to time proceeds from sales of common stock, including under our current at-the-market facility, and debt securities to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and are not recognized in our statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred.

In light of the current COVID-19 pandemic, we have taken certain measures to ensure we are positioned with cash flow and liquidity to endure an extended period of lower demand, should it arise.  Specifically, we have reduced starting construction on unsold homes in our Century Complete segment, and with few exceptions eliminated them in our Century Communities brand.   We will continue to start construction on pre-sold homes where we have appropriate deposits and loan approvals.  Additionally, we have terminated a number of pending land acquisitions and we have successfully extended expected closing dates.  We have also slowed or stopped our land development activities and instituted a variety of actions designed to reduce our operating expenses including a reduction in the size of our workforce through a targeted layoff in April 2020.

Our Financial Services operations use funds generated from operations, and availability under our mortgage repurchase facilities to finance operations including originations of mortgage loans to our homebuyers.

Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in registered transactions from time to time and as needed as part of our ongoing financing strategy and subject to market conditions. In November 2019, we filed a prospectus supplement to offer up to $100 million under the shelf registration statement under our at-the-market facility described below.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on December 13, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2023. Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.

As of March 31, 2020, we had $521.9 million outstanding under the credit facility with $118.1 million in availability, and were in compliance with all covenants. Given the uncertainty surrounding the COVID-19 pandemic, the Company increased its borrowing during the first quarter of 2020 as a proactive measure in order to expand financial flexibility during this period of potential business disruption.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $225 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2020, we had $133.8 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three months ended March 31, 2020 and 2019, we incurred interest expense on the repurchase facilities of $0.7 million and $0.6 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had all $100 million available for sale as of March 31, 2020.  We did not sell or issue any shares of our common stock during the three months ended March 31, 2020 or the three months ended March 31, 2019. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2020, and December 31, 2019, we had $343.7 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,499	$494,307
5.875% senior notes, due July 2025(1)	396,296	396,120
Other financing obligations	8,371	6,277
Notes payable	899,166	896,704
Revolving line of credit, due April 2023	521,900	68,700
Mortgage repurchase facilities	133,794	174,095
Total debt	$1,554,860	$1,139,499

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 7, 2020.

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

No shares were repurchased during the three months ended March 31, 2020. During the three months ended March 31, 2019, an aggregate of 83,000 shares were repurchased for a total purchase price of approximately $1.4 million or an average of $17.14 per share. The maximum number of shares that may yet be purchased under the stock repurchase program as of March 31, 2020 is 3,812,939.

Cash Flows—Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020 and 2019, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single family attached and detached homes and the origination of mortgages held for sale.  During the three months ended March 31, 2020 and 2019, we used $12.5 million and $59.4 million in cash from operations, respectively.  The decrease in cash used in operations is primarily a result of a $9.0 million increase in net income and a comparatively favorable decrease in changes in assets and liabilities for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

•Net cash used in investing activities decreased to $2.5 million during the three months ended March 31, 2020, compared to $3.3 million used during the same period in 2019. The decrease was primarily related to less purchases of property and equipment.

•Net cash provided by financing activities was $410.0 million during the three months ended March 31, 2020, compared to $67.8 million during the same period in 2019. The increase was primarily attributable to a $368.7 million increase in net borrowings under our revolving line of credit during the three months ended March 31, 2020 as compared to the same period in 2019, partially offset by a $26.6 million increase in net payments under our mortgage repurchase facilities.

As of March 31, 2020, our cash and cash equivalents and restricted cash balance was $453.5 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2020, we had outstanding purchase contracts and option contracts for 14,979 lots with a total purchase price of approximately $647.0 million and had $36.1 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contracts occurring in future periods, if at all.

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics.

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of March 31, 2020, and December 31, 2019, we had $343.7 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2020, and 2019. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) loss on debt extinguishment, (v) inventory impairment and other, (vi) depreciation and amortization expense, and (vii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended March 31,
	2020	2019	% Change
Net income	$26,126	$17,117	52.6%
Income tax expense	7,962	5,880	35.4%
Interest in cost of home sales revenues	13,685	12,587	8.7%
Interest expense (income)	(163)	15	(1,186.7)%
Depreciation and amortization expense	3,415	3,074	11.1%
EBITDA	51,025	38,673	31.9%
Inventory impairment	781	—	NM
Purchase price accounting for acquired work in process inventory	—	1,724	NM
Adjusted EBITDA	$51,806	$40,397	28.2%

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

	March 31,	December 31,
	2020	2019
Total homebuilding debt	$1,421,066	$965,404
Total stockholders' equity	1,084,533	1,061,699
Total capital	$2,505,599	$2,027,103
Homebuilding debt to capital	56.7%	47.6%

Total homebuilding debt	$1,421,066	$965,404
Cash and cash equivalents	(450,973)	(55,436)
Cash held in escrow	(22,497)	(35,308)
Net homebuilding debt	$947,596	$874,660
Total stockholders' equity	1,084,533	1,061,699
Net capital	$2,032,129	$1,936,359

Net homebuilding debt to net capital	46.6%	45.2%

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

	Three Months Ended
	March 31,
	2020	2019
Numerator
Net income	$26,126	$17,117
Denominator
Weighted average common shares outstanding - basic	33,207,928	30,203,243
Dilutive effect of restricted stock units	268,516	241,033
Weighted average common shares outstanding - diluted	33,476,444	30,444,276
Earnings per share:
Basic	$0.79	$0.57
Diluted	$0.78	$0.56

Adjusted earnings per share
Numerator
Income before income tax expense	$34,088	$22,997
Inventory impairment and other	781	-
Purchase price accounting for acquired work in process inventory	-	1,724
Adjusted income before income tax expense	34,869	24,721
Adjusted income tax expense(1)	(8,144)	(6,321)
Adjusted net income	26,725	18,400

Denominator - Diluted	33,476,444	30,444,276

Adjusted diluted earnings per share	$0.80	$0.60

(1)The tax rate used in calculating adjusted net income for the three months ended March 31, 2020 and March 31, 2019 was our GAAP tax rate of 23.4% and 25.6%, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2020, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the financial statement close for the quarter ended March 31, 2020, the substantial majority of accounting and finance employees worked remotely due to the COVID-19 pandemic. All internal control over financial reporting continued as in the past, but with certain necessary documentation changes in light of the remote working environment. There were no other changes during the first quarter of 2020 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on February 7, 2020, other than one new risk factor and the four revised risk factors below.

The global novel strain of coronavirus (COVID-19) pandemic has begun to adversely impact and will likely continue to adversely impact our business, operating results and financial condition.

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. It has resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and social distancing, leading to the closure of businesses and causing weakened economic conditions that will likely worsen and may ultimately result in an economic slowdown or recession. These actions have begun to adversely impact and will likely continue to adversely impact Century directly and indirectly.

In response to the pandemic and these government restrictions, Century has shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. We have limited our construction and other operations to those that are authorized under the various applicable governmental orders and shifted our corporate and other office functions to work remotely. As of the date of this filing, other than the State of Michigan and certain counties within the Bay Area market of Northern California, construction and sale of residential real estate has been determined to be an essential business, and accordingly our operations have been exempt from the applicable health orders. We are uncertain as to how long these restrictions will remain in place and whether the COVID-19 public health effort will be intensified to further restrict our business. While these circumstances did not materially adversely affect our first quarter 2020 financial results, they have begun to negatively impact our business, including our ability to develop, construct, market and sell homes, and beginning in April 2020, have begun to negatively impact and will likely continue to negatively impact our revenues and other operating results.

The adverse effect of the COVID-19 pandemic on the broader economy has negatively impacted and will likely continue to negatively impact demand for new homes. Continued demand for Century homes is uncertain but is unlikely to return quickly to the record levels that we experienced prior to the pandemic in light of anticipated higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors. This impact on demand for our homes will likely adversely affect our operating results in future periods. In addition, a decline in our home building operations will have a direct effect on the origination volume of and revenues from our Financial Services segment.

The COVID-19 pandemic may have other adverse effects on our business, operating results and financial condition, including:

•costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, and protocols designed to implement appropriate social distancing practices;

•availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols, as well as the general willingness of employees to come to and perform work;

•an increase in our use of sales incentives and concessions, which could adversely affect our margins;

•an increase in customer cancellations of home purchase contracts;

•deteriorating individual credit quality and an increase in default rates on mortgage loans we originated which may expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers;

•an increase in the costs or decrease in the supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts;

•one or more of our suppliers or subcontractors may experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business or we may need to offer special payment terms or relief to our suppliers and subcontractors, subjecting us heightened credit risk;

•increased costs and delays in the completion of our development projects;

•decreased land acquisitions and the termination or modification of option contracts to conserve our cash resources;

•potential future restructuring, impairment and other charges, which may be material, for inventory impairments or land option contract abandonments, or both;

•potential disruption and volatility in the global capital and credit markets, which could adversely affect our ability to access lending, capital markets, and other sources of liquidity when needed and on reasonable terms and costs, or the ability of potential homebuyers to obtain suitable financing, especially if mortgage loan underwriting criteria tighten or default rates increase; and

•our ability to comply with the financial covenants in our debt agreements if a material or extended economic downturn occurs.

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the COVID-19 pandemic. This inherent uncertainty, due in part to rapidly changing governmental directives, public health challenges and progress, and market reactions thereto, makes it challenging for our management to estimate the future performance of our business and plan accordingly. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact. Should the potential adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our homes delivered, average selling prices, net new home contracts, revenues and profitability.

Finally, the impacts from the COVID-19 pandemic and efforts to contain it have heightened the risks in certain of the other risk factors described in our Annual Report Form 10-K for the year ended December 31, 2019.

We are subject to demand fluctuations in the housing industry. Reductions in demand for our homes will adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot predict whether housing market conditions existing at that time will continue. For example, while rising interest rates and tightening affordability created an industry-wide deceleration in housing growth during the second half of 2018 and into 2019, this deceleration reversed during the remainder of 2019 due in part to reduced mortgage rates. More recently, as a result of the COVID-19 pandemic, beginning in mid-March 2020, we began to experience a decrease in demand for our homes which is unlikely to return quickly to the record levels that we experienced prior to the pandemic in light of anticipated higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

Adverse changes in general economic conditions typically reduce the demand for our homes which may result in a material adverse effect on our business, results of operations and financial condition.

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

In the event these economic and business factors occur, we could experience a decline in the demand and pricing for our homes, an increase in customer cancellations, an increase in selling concessions and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. The current COVID-19 pandemic has led to weakened economic conditions that ultimately may result in an economic slowdown or recession. A significant or sustained downturn in the homebuilding market would likely have an adverse effect on our business and results of operations for multiple years.

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

Increases in unemployment or underemployment typically lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions, which could have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 3.5% as of the end of December 2019, according to the U.S. Bureau of Labor Statistics. As a result of impacts from the COVID-19 pandemic and efforts to contain it, the unemployment rate increased to 4.4% as of the end of March 2020 and is anticipated to increase further in April 2020. People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

Our Financial Services segment will likely be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancing.

Approximately 98.3% of the mortgage loans made by our Financial Services segment in 2019 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. As a result of the COVID-19 pandemic, beginning in mid-March 2020, we began to experience a decrease in demand for our homes and is unlikely to return quickly to the record levels that we experienced prior to the pandemic in light of anticipated higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report. We expect this decrease in demand to adversely affect the revenues of our Financial Services segment beginning with our second quarter of 2020.

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

Century Communities, Inc.

Date: April 29, 2020	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: April 29, 2020	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: April 29, 2020	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2020	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)