Form 10-Q
period 2020-06-30
Century Communities, Inc.
filed 2020-07-29
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

On July 22, 2020, 33,350,633 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
Assets	(unaudited)	(audited)
Cash and cash equivalents	$173,521	$55,436
Cash held in escrow	46,619	35,308
Accounts receivable	22,846	27,438
Inventories	1,898,503	1,995,549
Mortgage loans held for sale	219,615	185,246
Prepaid expenses and other assets	115,095	124,008
Property and equipment, net	33,277	35,998
Deferred tax assets, net	11,911	10,589
Goodwill	30,395	30,395
Total assets	$2,551,782	$2,499,967
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$49,635	$84,794
Accrued expenses and other liabilities	277,526	213,975
Notes payable	897,664	896,704
Revolving line of credit	—	68,700
Mortgage repurchase facilities	197,469	174,095
Total liabilities	1,422,294	1,438,268
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,350,633 and 33,067,375 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	334	331
Additional paid-in capital	687,564	684,354
Retained earnings	441,590	377,014
Total stockholders' equity	1,129,488	1,061,699
Total liabilities and stockholders' equity	$2,551,782	$2,499,967

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Homebuilding revenues
Home sales revenues	$747,415	$608,636	$1,320,125	$1,131,938
Land sales and other revenues	3,307	1,399	23,411	2,754
Total homebuilding revenues	750,722	610,035	1,343,536	1,134,692
Financial services revenue	25,722	9,915	35,517	18,315
Total revenues	776,444	619,950	1,379,053	1,153,007
Homebuilding cost of revenues
Cost of home sales revenues	(620,655)	(503,928)	(1,091,181)	(937,685)
Cost of land sales and other revenues	(2,384)	(877)	(16,551)	(1,491)
Total homebuilding cost of revenues	(623,039)	(504,805)	(1,107,732)	(939,176)
Financial services costs	(12,744)	(7,747)	(22,330)	(14,576)
Selling, general and administrative	(86,706)	(75,217)	(160,325)	(144,153)
Loss on debt extinguishment	—	(10,832)	—	(10,832)
Inventory impairment and other	(910)	—	(1,691)	—
Other expense	(2,942)	(519)	(2,784)	(443)
Income before income tax expense	50,103	20,830	84,191	43,827
Income tax expense	(11,653)	(5,335)	(19,615)	(11,215)
Net income	$38,450	$15,495	$64,576	$32,612

Earnings per share:
Basic	$1.15	$0.51	$1.94	$1.08
Diluted	$1.15	$0.51	$1.93	$1.07
Weighted average common shares outstanding:
Basic	33,340,184	30,341,628	33,274,056	30,272,818
Diluted	33,461,694	30,568,848	33,469,069	30,506,945

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$64,576	$32,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,842	6,196
Stock-based compensation expense	8,588	7,468
Fair value of loans held for sale and other	(6,175)	(1,012)
Loss on debt extinguishment	—	10,832
Inventory impairment and other	1,691	—
Deferred income taxes	(1,322)	428
Loss on disposition of assets	914	526
Changes in assets and liabilities:
Cash held in escrow	(11,311)	(1,495)
Accounts receivable	4,592	(2,535)
Inventories	138,049	(121,734)
Mortgage loans held for sale	(30,990)	(9,152)
Prepaid expenses and other assets	13,229	(4,296)
Accounts payable	(35,158)	7,137
Accrued expenses and other liabilities	20,259	(17,974)
Net cash provided by (used in) operating activities	173,784	(92,999)
Investing activities
Purchases of property and equipment	(4,913)	(6,274)
Other investing activities	62	59
Net cash used in investing activities	(4,851)	(6,215)
Financing activities
Borrowings under revolving credit facilities	678,000	767,600
Payments on revolving credit facilities	(746,700)	(758,100)
Proceeds from issuance of senior notes due 2027	—	500,000
Extinguishment of senior notes due 2022	—	(391,942)
Proceeds from issuance of insurance premium notes and other	4,542	9,301
Principal payments on insurance notes payable	(4,220)	(17,586)
Debt issuance costs	—	(5,728)
Net proceeds from mortgage repurchase facilities	23,374	(3,805)
Net proceeds from issuances of common stock	—	2,663
Withholding of common stock upon vesting of restricted stock units	(5,145)	(3,434)
Repurchases of common stock under stock repurchase program	—	(1,439)
Other	(345)	—
Net cash provided by (used in) financing activities	(50,494)	97,530
Net increase (decrease)	$118,439	$(1,684)
Cash and cash equivalents and Restricted cash
Beginning of period	58,521	36,441
End of period	$176,960	$34,757
Supplemental cash flow disclosure
Cash paid for income taxes	$410	$13,111
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$173,521	$31,704
Restricted cash (Note 5)	3,439	3,053
Cash and cash equivalents and Restricted cash	$176,960	$34,757

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands)

Three Months Ended June 30, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2020	33,319	$333	$681,060	$403,140	$1,084,533
Issuance of common stock	—	—	—	—	—
Other	—	—	(230)	—	(230)
Vesting of restricted stock units	42	1	(1)	—	—
Withholding of common stock upon vesting of restricted stock units	(10)	—	(168)	—	(168)
Stock-based compensation expense	—	—	6,903	—	6,903
Net income	—	—	—	38,450	38,450
Balance at June 30, 2020	33,351	$334	$687,564	$441,590	$1,129,488

Balance at March 31, 2019	30,304	$303	$593,966	$281,137	$875,406
Issuance of common stock	100	1	2,662	—	2,663
Vesting of restricted stock units	45	—	—	—	—
Withholding of common stock upon vesting of restricted stock units	(10)	—	(268)	—	(268)
Stock-based compensation expense	—	—	3,933	—	3,933
Net income	—	—	—	15,495	15,495
Balance at June 30, 2019	30,439	$304	$600,293	$296,632	$897,229

Six Months Ended June 30, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Issuance of common stock	—	—	—	—	—
Other	—	—	(230)		(230)
Vesting of restricted stock units	454	5	(5)	—	—
Withholding of common stock upon vesting of restricted stock units	(170)	(2)	(5,143)	—	(5,145)
Stock-based compensation expense	—	—	8,588	—	8,588
Net income	—	—	—	64,576	64,576
Balance at June 30, 2020	33,351	$334	$687,564	$441,590	$1,129,488

Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Issuance of common stock	100	1	2,662	—	2,663
Repurchase of common stock	(83)	(1)	(1,438)	—	(1,439)
Vesting of restricted stock units	413	4	(4)	—	—
Withholding of common stock upon vesting of restricted stock units	(146)	(2)	(3,432)	—	(3,434)
Stock-based compensation expense	—	—	7,468	—	7,468
Net income	—	—	—	32,612	32,612
Balance at June 30, 2019	30,439	$304	$600,293	$296,632	$897,229

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our homebuyers, have been identified as our Financial Services segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year, particularly in light of the novel coronavirus (“COVID-19”) pandemic and measures intended to mitigate the spread. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on February 7, 2020.

The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our operations and customer demand. Commencing in March 2020, numerous state and local municipalities issued public health orders with varying expiration dates requiring the closure of nonessential businesses, as well as ordering individuals to stay at home and/or shelter in place whenever possible. These public health orders generally exempted the sale and construction of new homes, other than a small portion of our operations, which had to cease operations in early April. During the latter half of the second quarter of 2020, state and local municipalities in the majority of our markets began to lift the most stringent of the public health restrictions and numerous nonessential businesses were allowed to reopen. However, recent increases in COVID-19 positive cases throughout the United States during the later weeks of June and into July of 2020 have resulted in the slowing or altering of “re-opening” plans in numerous states, including many in which we conduct business. As of the date of this filing, we are able to build and sell homes in all of our markets.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates, particularly given the uncertainties associated with the ongoing COVID-19 pandemic.

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). The standard changes the accounting for credit losses for most financial assets and certain other instruments. Credit losses that have historically been accounted for on an incurred loss basis are now accounted for using an estimate of lifetime expected credit losses. This generally results in earlier recognition of allowances for credit losses. We adopted this standard on January 1, 2020 with no material effect on the consolidated financial statements and related disclosures.

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

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The standard simplifies the accounting for income taxes, eliminates certain exceptions, and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for us beginning January 1, 2021. We do not expect this standard to have a material effect on the consolidated financial statements and related disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
West	$166,125	$135,226	$298,012	$247,346
Mountain	177,569	179,410	348,721	339,076
Texas	98,678	61,522	158,842	112,008
Southeast	174,626	124,814	306,128	237,626
Century Complete	133,724	109,063	231,833	198,636
Financial Services	25,722	9,915	35,517	18,315
Corporate	—	—	—	—
Total revenue	$776,444	$619,950	$1,379,053	$1,153,007

Income (loss) before income tax expense:
West	$13,747	$9,973	$29,089	$18,621
Mountain	20,616	22,526	39,094	41,834
Texas	9,610	5,587	15,108	9,336
Southeast	12,020	4,649	20,329	10,388
Century Complete	8,548	8,318	9,333	12,291
Financial Services	12,978	2,168	13,187	3,739
Corporate	(27,416)	(32,391)	(41,949)	(52,382)
Total income before income tax expense	$50,103	$20,830	$84,191	$43,827

The following table summarizes total assets by operating segment (in thousands):

	June 30,	December 31,
	2020	2019
West	$566,724	$610,248
Mountain	691,622	635,201
Texas	204,925	232,887
Southeast	376,028	441,818
Century Complete	189,215	244,827
Financial Services	306,519	254,282
Corporate	216,749	80,704
Total assets	$2,551,782	$2,499,967

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2020	2019
Homes under construction	$935,543	$1,091,576
Land and land development	892,649	836,904
Capitalized interest	70,311	67,069
Total inventories	$1,898,503	$1,995,549

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates and their related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $124.3 million and $37.6 million at June 30, 2020 and December 31, 2019, respectively, and carried a weighted average interest rate of approximately 3.8% and 3.9%, respectively.  As of June 30, 2020 and December 31, 2019, Inspire had mortgage loans held for sale with an aggregate fair value of

$219.6 million and $185.2 million, respectively, and an aggregate outstanding principal balance of $210.3 million and $179.3 million, respectively.

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

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$24,067	$26,175
Lot option and escrow deposits	37,826	48,810
Performance deposits	5,776	6,299
Deferred financing costs on revolving line of credit, net	3,890	4,574
Restricted cash (1)	3,439	3,085
Secured note receivable	2,486	2,602
Right of use assets	18,008	18,854
Other assets and prepaid expenses	7,878	8,633
Mortgage loans held for investment and derivative assets	11,640	4,768
Amortizable intangible assets, net	85	208
Total prepaid expenses and other assets	$115,095	$124,008

(1) Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2020	2019
Earnest money deposits	$18,334	$10,592
Warranty reserve	11,221	9,731
Accrued compensation costs	29,937	30,888
Land development and home construction accruals	152,717	110,284
Accrued interest	14,063	19,306
Lease liabilities - operating leases	18,446	14,562
Income taxes payable	7,153	329
Liability for product financing arrangements and other	25,655	18,283
Total accrued expenses and other liabilities	$277,526	$213,975

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.2 million and increased our reserve by $0.2 million during the three months ended June 30, 2020 and 2019, respectively. We reduced our warranty reserve by $1.3 million during the six months ended June 30, 2020, compared to a $0.2 million increase during the same period in 2019. These adjustments are included in cost of home sales revenues on our consolidated statements of operations.  Changes in our warranty accrual for the three and six months ended June 30, 2020 and 2019 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$9,727	$8,633	$9,731	$7,970
Warranty expense provisions	2,274	2,107	4,051	3,768
Payments	(612)	(1,174)	(1,301)	(2,194)
Warranty adjustment	(168)	202	(1,260)	224
Ending balance	$11,221	$9,768	$11,221	$9,768

8. Debt

Our outstanding debt obligations included the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,592	$494,307
5.875% senior notes, due July 2025(1)	396,473	396,120
Other financing obligations	6,599	6,277
Notes payable	897,664	896,704
Revolving line of credit, due April 2023	—	68,700
Mortgage repurchase facilities	197,469	174,095
Total debt	$1,095,133	$1,139,499

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries, which, as amended most recently on December 13, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2023. Under the terms of the Amended and Restated Credit Agreement, we may request a twelve-month extension of the maturity date. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, at the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.

As of June 30, 2020, we had no amounts outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2020, we had $197.5 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three months ended June 30, 2020 and 2019, we incurred interest expense on the repurchase facilities of $0.5 million and $0.9 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, we incurred interest expense on the repurchase facilities of $1.3 million and $1.5 million, respectively.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the six months ended June 30, 2020 and 2019, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest capitalized beginning of period	$70,837	$59,121	$67,069	$53,842
Interest capitalized during period	18,168	18,602	35,621	36,467
Less: capitalized interest in cost of sales	(18,694)	(14,655)	(32,379)	(27,241)
Interest capitalized end of period	$70,311	$63,068	$70,311	$63,068

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2020 estimated annual effective tax rate of 23.4% is driven by our blended federal and state statutory rate of 25.6%, and certain other permanent differences between GAAP and tax which decreased our rate by 2.2%.

For the six months ended June 30, 2020, our estimated annual rate of 23.4% was impacted by discrete items which had a net impact of decreasing our rate by 0.1%, including excess tax benefits for vested stock-based compensation.

For the three months ended June 30, 2020 and 2019, we recorded income tax expense of $11.7 million and $5.3 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded income tax expense of $19.6 million and $11.2 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		June 30, 2020		December 31, 2019

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,486	$2,532	$2,602	$2,545
Mortgage loans held for sale(2)	Level 2	$219,615	$219,615	$185,246	$185,246
Derivative assets(3)	Level 2	$4,827	$4,827	$1,382	$1,382

5.875% senior notes(4)(5)	Level 2	$396,473	$401,520	$396,120	$415,680
6.750% senior notes(4)(5)	Level 2	$494,592	$515,000	$494,307	$537,500
Revolving line of credit(6)	Level 3	$—	$—	$68,700	$68,700
Other financing obligations(6)(7)	Level 2	$6,599	$6,599	$6,277	$6,277
Derivative liabilities(3)	Level 2	$795	$795	$147	$147
Mortgage repurchase facilities(6)	Level 2	$197,469	$197,469	$174,095	$174,095

(1)Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note. In May 2020, the maturity of the secured note receivable was extended by one year to May of 2021.

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

(5)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2020, these amounts totaled $5.4 million and $3.5 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2019, these amounts totaled $5.7 million and $3.9 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(6)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(7)Insurance premium notes including in other financing obligations bore interest rates ranging from 3.278% to 3.240% during the periods ending June 30, 2020 and December 31, 2019, which approximated prevailing market rates for similar obligations at each period.

During the three months ended June 30, 2020, we determined that inventory with a carrying value before impairment of $6.6 million within one community in our Texas segment was not recoverable. Accordingly, we recognized an impairment charge of $0.9 million to reflect the estimated fair value of the community of $5.7 million. During the six months ended June 30, 2020, total impairment charges of $1.7 million were recorded, which includes $0.8 million of impairment charges related to one community in our Century Complete segment which was recorded during the three months ended March 31, 2020. The estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventory in the future.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

12. Stock-Based Compensation

During the three and six months ended June 30, 2020, we granted restricted stock units (which we refer to as “RSUs”) covering 0.1 million and 0.4 million shares of common stock, respectively, with a grant date fair value of $27.64 and $30.44 per share, respectively, that vest over a three year period. During the three and six months ended June 30, 2020, we also granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $26.38 per share that are subject to both service and performance vesting conditions. The quantity of shares that will vest under the PSUs ranges from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year pre-tax income performance goal.

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

As of June 30, 2020
Unvested units	1,435
Unrecognized compensation cost	$22,151
Remaining period to recognize compensation cost	1.84 yrs

During the three months ended June 30, 2020 and 2019, we recognized stock-based compensation expense of $6.9 million and $3.9 million, respectively. During the six months ended June 30, 2020 and 2019, we recognized stock-based compensation expense of $8.6 million and $7.5 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

During the three months ended June 30, 2020, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest under our PSU awards increased by 0.2 million, and we recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $2.9 million ($2.2 million net of tax), or $0.07 per share (basic and diluted) for the three months ended June 30, 2020.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2020, and December 31, 2019, there were 33.4 million and 33.1 million shares of common stock issued and outstanding, respectively.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.5 million and 0.4 million shares of common stock related to the vesting of RSUs during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, approximately 1.1 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had all $100.0 million available for sale as of June 30, 2020.  We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, we sold and issued an aggregate of 0.1 million shares of our common stock under the previous Distribution Agreement, which provided proceeds of $2.7 million, and in connection with such sales, paid total commissions and fees to the sales agents of $0.1 million. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the three and six months ended June 30, 2020, we did not repurchase any shares of common stock; while, during the three and six months ended June 30, 2019, we repurchased 83,000 shares of common stock under this program for approximately $1.4 million.

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net income	$38,450	$15,495	$64,576	$32,612
Denominator
Weighted average common shares outstanding - basic	33,340,184	30,341,628	33,274,056	30,272,818
Dilutive effect of restricted stock units	121,510	227,220	195,013	234,127
Weighted average common shares outstanding - diluted	33,461,694	30,568,848	33,469,069	30,506,945
Earnings per share:
Basic	$1.15	$0.51	$1.94	$1.08
Diluted	$1.15	$0.51	$1.93	$1.07

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.8 million and 0.6 million common unit equivalents from diluted earnings per share during the three and six months ended June 30, 2020 and 2019, respectively, related to the PSUs for which performance conditions remain unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2020, and December 31, 2019, we had $335.9 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements included in this Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” the negative of such terms and other comparable terminology and the use of future dates. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors.

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

As used in this Form 10-Q, references to “we,” “us,” “our,” “Century” or the “Company” refer to Century Communities, Inc., a Delaware corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

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

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: first time, first and second time move up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand, formerly referred to as Wade Jurney Homes, targets first time homebuyers, primarily sells homes through retail studios and the internet and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our homebuyers have been identified as our Financial Services segment.

We build and sell an extensive range of home types across a variety of price points.

Impact of COVID-19 Pandemic

The outbreak of the novel coronavirus, COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, created significant volatility, disruption, and uncertainty across the nation and abroad. It resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and weakened economic conditions resulting in an economic slowdown and recession.

The homebuilding industry started to experience slowing sales trends in mid-March through April of 2020 at the outset of the widespread uncertainty concerning the pandemic. However, home sales sharply rebounded in May and June, aided by historically low interest rates, lack of supply, and potential renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas.

In response to the pandemic and government restrictions, we shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. Construction and sale of residential real estate has been determined to be an essential business, and accordingly our operations, other than in certain markets during the first weeks of April, have been exempted from the applicable health orders. While these circumstances did not materially adversely affect our second quarter 2020 financial results, we recognize that long term macro-economic effects that could ultimately impact the homebuilding industry have yet to be known. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic, as the situation has continued to evolve, and associated government and consumer responses have remained in a state of flux, especially in light of recent spikes in infections in key markets. Unemployment levels are at historically high levels and increases in COVID-19 positive cases in late June and early July of 2020 have resulted in the slowing or altering of the “re-opening” plans of numerous state and local municipalities. Accordingly, despite overall strong demand and sales during the second quarter of 2020, continued future demand for Century homes is uncertain in light of higher unemployment rates and anticipated decreased consumer confidence, availability of credit, and other factors, including those described elsewhere in this report. A decrease in demand for our homes would adversely affect our operating results in future periods, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventory in the future.

Given the significant uncertainty regarding the impact of COVID-19, and in particular during the late March and April 2020 timeframe, we took significant steps to preserve cash and ensure we were positioned appropriately from a working capital perspective, including but not limited to extending the timing of certain land acquisitions, slowing or altering our land development activities, drawing additional amounts on our revolving line of credit, and implementing a reduction in our workforce along with other cost savings measures. As a result, and aided by the strong demand during the second quarter, we ended the second quarter of 2020 with no amounts outstanding on our revolving line of credit, $173.5 million of cash and cash equivalents, $46.6 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 37.5%. While the impact of the COVID-19 pandemic will continue to evolve, we believe that we are well positioned to both operate in an uncertain environment as well as take advantage of strategic opportunities as they arise.

Results of Operations

During the three and six months ended June 30, 2020, we delivered 2,480 and 4,344 homes, respectively, with an average sales price of $301.4 thousand and $303.9 thousand, respectively. These deliveries represent increases of 26.1% and 19.7%, respectively, as compared to the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, we generated approximately $747.4 million and $1,320.1 million in home sales revenues, respectively, approximately $50.1 million and $84.2 million in income before income tax expense, respectively, and approximately $38.5 million and $64.6 million, respectively, in net income.

For the three and six months ended June 30, 2020, our new home contracts, net of cancelations, totaled 2,664 and 5,052, respectively, a 22.1% and 25.0% increase over the same respective periods in 2019. As of June 30, 2020, we had a backlog of 2,778 homes, a 7.2% increase as compared to June 30, 2019, representing approximately $962.8 million in sales value, a 22.8% increase as compared to June 30, 2019.

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019.

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statements of Operations:
Revenue
Home sales revenues	$747,415	$608,636	$1,320,125	$1,131,938
Land sales revenues	3,307	1,399	23,411	2,754
	750,722	610,035	1,343,536	1,134,692
Financial services revenue	25,722	9,915	35,517	18,315
Total revenues	776,444	619,950	1,379,053	1,153,007
Homebuilding cost of revenues
Cost of home sales revenues	(620,655)	(503,928)	(1,091,181)	(937,685)
Cost of land sales and other revenues	(2,384)	(877)	(16,551)	(1,491)
	(623,039)	(504,805)	(1,107,732)	(939,176)
Financial services costs	(12,744)	(7,747)	(22,330)	(14,576)
Selling, general, and administrative	(86,706)	(75,217)	(160,325)	(144,153)
Loss on debt extinguishment	—	(10,832)	—	(10,832)
Inventory impairment and other	(910)	—	(1,691)	—
Other income (expense)	(2,942)	(519)	(2,784)	(443)
Income before income tax expense	50,103	20,830	84,191	43,827
Income tax expense	(11,653)	(5,335)	(19,615)	(11,215)
Net income	$38,450	$15,495	$64,576	$32,612
Earnings per share:
Basic	$1.15	$0.51	$1.94	$1.08
Diluted	$1.15	$0.51	$1.93	$1.07
Adjusted diluted earnings per share(1)	$1.21	$0.77	$2.00	$1.38
Other Operating Information (dollars in thousands):
Number of homes delivered	2,480	1,967	4,344	3,630
Average sales price of homes delivered	$301.4	$309.4	$303.9	$311.8
Homebuilding gross margin percentage(2)	16.9%	17.2%	17.2%	17.2%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	19.5%	19.6%	19.8%	19.7%
Backlog at end of period, number of homes	2,778	2,591	2,778	2,591
Backlog at end of period, aggregate sales value	$962,751	$784,152	$962,751	$784,152
Average sales price of homes in backlog	$346.6	$302.6	$346.6	$302.6
Net new home contracts	2,664	2,182	5,052	4,040
Selling communities at period end(3)	122	125	122	125
Average selling communities(3)	125	124	127	127
Total owned and controlled lot inventory	34,832	37,193	34,832	37,193
Adjusted EBITDA(1)	$74,034	$49,439	$125,840	$89,835
Adjusted income before income tax expense(1)	$52,597	$31,662	$87,466	$56,383
Adjusted net income(1)	$40,343	$23,560	$67,088	$41,955
Net homebuilding debt to net capital (1)	37.5%	53.8%	37.5%	53.8%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of a $0.9 million and $1.7 million inventory impairment for the three and six months ended June 30, 2020, respectively, included within inventory impairment and other on our consolidated financial statements.

(3) As Century Complete does not sell homes by community, but through studios and other methods, that segment is excluded from the count of selling communities.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
West	313	255	$530.6	$529.9	$166,089	$135,115	$13,747	$9,973
Mountain	417	411	$418.6	$433.9	174,559	178,351	20,616	22,526
Texas	400	213	$246.4	$288.7	98,558	61,490	9,610	5,587
Southeast	515	360	$338.8	$346.2	174,492	124,617	12,020	4,649
Century Complete	835	728	$160.1	$149.8	133,717	109,063	8,548	8,318
Financial Services	—	—	$—	$—	—	—	12,978	2,168
Corporate	—	—	$—	$—	—	—	(27,416)	(32,391)
Total	2,480	1,967	$301.4	$309.4	$747,415	$608,636	$50,103	$20,830

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
West	546	455	$536.0	$543.3	$292,651	$247,179	$29,089	$18,621
Mountain	813	778	$407.2	$433.1	331,091	336,982	39,094	41,834
Texas	644	379	$246.4	$295.3	158,697	111,908	15,108	9,336
Southeast	883	695	$346.4	$341.3	305,894	237,233	20,329	10,388
Century Complete	1,458	1,323	$159.0	$150.1	231,792	198,636	9,333	12,291
Financial Services	—	—	$—	$—	—	—	13,187	3,739
Corporate	—	—	$—	$—	—	—	(41,949)	(52,382)
Total	4,344	3,630	$303.9	$311.8	$1,320,125	$1,131,938	$84,191	$43,827

West

In our West segment, for the three and six months ended June 30, 2020, our income before income tax increased by $3.8 million and $10.5 million, respectively, to $13.7 million and $29.1 million, respectively, compared to the same periods in 2019. These increases were primarily due to increases in new home deliveries of 22.7% and 20.0%, respectively, compared to the same periods in 2019, and the benefit of non-recurring land sales in the current year periods. During the three and six months ended June 30, 2020, we delivered 313 homes and 546 homes, respectively, with an average sales price of $530.6 thousand and $536.0 thousand, respectively, and generated $166.1 million and $292.7 million, respectively, in home sales revenue.

Mountain

In our Mountain segment, for the three and six months ended June 30, 2020, our income before income tax decreased by $1.9 million and $2.7 million, respectively, to $20.6 million and $39.1 million, respectively, compared to the same periods in 2019. These decreases were primarily related to decreases in home sales revenue for the three and six months ended June 30, 2020 compared to the same periods in 2019, which were primarily driven by decreases in our average sales prices in the current year periods.

Texas

In our Texas segment, for the three and six months ended June 30, 2020, our income before income tax increased by $4.0 million and $5.8 million, respectively, to $9.6 million and $15.1 million, respectively, compared to the same periods in 2019. These increases were primarily related to 87.8% and 69.9% increases in the number of homes delivered during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, which were partially offset by decreases in the average sales prices during the current year periods as we continued our shift towards first time homebuyers. For the three months ended June 30, 2020, the increase in income before income tax was partially offset by a $0.9 million impairment charge reflected during the three months ended June 30, 2020.

Southeast

In our Southeast segment, for the three and six months ended June 30, 2020, our income before income tax increased by $7.4 million and $9.9 million, respectively, to $12.0 million and $20.3 million, respectively, as compared to $4.6 million and $10.4 million for the same periods in 2019. These increases were primarily related to 43.0% and 27.1% increases in the number of homes delivered during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019.

Century Complete

For the three and six months ended June 30, 2020, we delivered 835 homes and 1,458 homes, respectively, with an average price of $160.1 thousand and $159.0 thousand, respectively, and generated $133.7 million and $231.8 million in home sales revenues, respectively, in our Century Complete segment. Our income before income tax for the three and six months ended June 30, 2020 was $8.5 million and $9.3 million, respectively, as compared to $8.3 million and $12.3 million for the same periods in 2019. The increase in income before income tax for the three month comparison is primarily attributable to a 14.7% increase in new home deliveries. The decrease in income before income tax for the six month comparison is primarily attributable to an increase in certain fixed costs and $0.8 million in inventory impairment charges.

Financial Services

Our indirect wholly owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our homebuyers have been identified as our Financial Services segment. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. During the three and six months ended June 30, 2020, income before income tax increased $10.8 million and $9.4 million, respectively, to $13.0 million and $13.2 million, respectively, compared to the same periods in 2019. These increases were primarily the result of $15.8 million and $17.2 million overall increases in financial services revenue during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

Corporate

During the three and six months ended June 30, 2020, our Corporate segment generated losses of $27.4 million and $41.9 million, respectively, as compared to losses of $32.4 million and $52.4 million, respectively, for the same periods in 2019. The decrease for the three month comparison was primarily attributed to the following: a $10.8 million decrease in loss on debt extinguishment, partially offset by (1) a $5.0 million increase in salaries and wages related to higher bonus expense, and (2) an increase in legal costs of $1.1 million. The decrease for six month comparison was primarily attributed to the loss on debt extinguishment of $10.8 million that occurred during the prior year period.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended June 30, 2020 to 16.9% as compared to 17.2% for the same period in 2019, which was primarily driven by impairment charges and a 0.2% increase in cost of home sales revenues as a percentage of home sales revenues. Our homebuilding gross margin for the six months ended June 30, 2020 remained consistent at 17.2% compared to the same period in 2019. For a portion of the three months ended June 30, 2020, we made the strategic decision to increase incentives across our markets, leading to an increase in incentives as a percent of home sales revenue as compared to the three months ended June 30, 2019.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three Months Ended June 30,

	2020	%	2019	%

Home sales revenues	$747,415	100.0%	$608,636	100.0%
Cost of home sales revenues	(620,655)	(83.0)%	(503,928)	(82.8)%
Inventory impairment and other	(910)	(0.1)%	—	—%
Gross margin from home sales	125,850	16.9%	104,708	17.2%
Add: Inventory impairment and other	910	0.1%	—	—%
Add: Interest in cost of home sales revenues	18,694	2.5%	14,655	2.4%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	145,454	19.5%	119,363	19.6%
Add: Purchase price accounting for acquired work in process inventory	—	—%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and other and purchase price accounting for acquired work in process inventory (1)	$145,454	19.5%	$119,363	19.6%

	Six Months Ended June 30,

	2020	%	2019	%

Home sales revenues	$1,320,125	100.0%	$1,131,938	100.0%
Cost of home sales revenues	(1,091,181)	(82.7)%	(937,685)	(82.8)%
Inventory impairment and other	(1,691)	(0.1)%	—	—%
Gross margin from home sales	227,253	17.2%	194,253	17.2%
Add: Inventory impairment and other	1,691	0.1%	—	—%
Add: Interest in cost of home sales revenues	32,379	2.5%	27,241	2.4%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	261,323	19.8%	221,494	19.6%
Add: Purchase price accounting for acquired work in process inventory	—	—%	1,724	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and other and purchase price accounting for acquired work in process inventory (1)	$261,323	19.8%	$223,218	19.7%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and six months ended June 30, 2020, excluding impairment and other, interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 19.5% and 19.8%, respectively, as compared to 19.6% and 19.7% for the same periods in 2019. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Increase
	2020	2019	Amount	%
Selling, general and administrative	$(86,706)	$(75,217)	$(11,489)	15.3%
As a percentage of home sales revenue	11.6%	12.4%

	Six Months Ended June 30,		Increase
	2020	2019	Amount	%
Selling, general and administrative	$(160,325)	$(144,153)	$(16,172)	11.2%
As a percentage of homes sales revenue	12.1%	12.7%

Our selling, general and administrative expense increased $11.5 million and $16.2 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The increase for the three months ended June 30, 2020 was primarily attributable to the following: (1) an increase of $7.5 million in commission expense due to the 22.8% increase in home sales revenues, and (2) an increase of $4.0 million in our estimate of bonuses for 2020 as a result of our strong second quarter 2020 results. The increase for the six months ended June 30, 2020 was primarily attributable to the following: (1) an increase of $10.6 million in commission expense due to the 16.6% increase in home sales revenues, (2) an increase of $6.6 million across various salary and wage expenses, and (3) a increase of $1.2 million in taxes and licenses.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2020 estimated annual effective tax rate of 23.4% is driven by our blended federal and state statutory rate of 25.6%, and certain other permanent differences between GAAP and tax which decreased our rate by 2.2%.

For the six months ended June 30, 2020, our estimated annual rate of 23.4% was impacted by discrete items which had a net impact of decreasing our rate by 0.1%, including excess tax benefits for vested stock-based compensation.

For the three months ended June 30, 2020 and 2019, we recorded income tax expense of $11.7 million and $5.3 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded income tax expense of $19.6 million and $11.2 million, respectively.

Segment Assets

(Dollars in thousands)

	June 30,	December 31,	Increase (Decrease)
	2020	2019	Amount	Change
West	$566,724	$610,248	$(43,524)	(7.1)%
Mountain	691,622	635,201	56,421	8.9%
Texas	204,925	232,887	(27,962)	(12.0)%
Southeast	376,028	441,818	(65,790)	(14.9)%
Century Complete	189,215	244,827	(55,612)	(22.7)%
Financial Services	306,519	254,282	52,237	20.5%
Corporate	216,749	80,704	136,045	168.6%
Total assets	$2,551,782	$2,499,967	$51,815	2.1%

Lots owned and	June 30, 2020			December 31, 2019			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	2,970	1,566	4,536	3,133	1,413	4,546	(5.2)%	10.8%	(0.2)%
Mountain	6,697	3,740	10,437	4,771	7,949	12,720	40.4%	(53.0)%	(17.9)%
Texas	2,871	2,272	5,143	3,326	2,278	5,604	(13.7)%	(0.3)%	(8.2)%
Southeast	3,724	2,879	6,603	4,160	3,827	7,987	(10.5)%	(24.8)%	(17.3)%
Century Complete	2,935	5,178	8,113	3,324	4,761	8,085	(11.7)%	8.8%	0.3%
Total	19,197	15,635	34,832	18,714	20,228	38,942	2.6%	(22.7)%	(10.6)%

Of our total lots owned and controlled as of June 30, 2020, 55.1% were owned and 44.9% were controlled, as compared to 48.1% owned and 51.9% controlled as of December 31, 2019.

Total assets increased by $51.8 million, or 2.1%, to $2.6 billion at June 30, 2020 as compared to December 31, 2019. The increase is driven by a 169% increase in corporate assets related to excess cash generated partially offset by a decrease in inventories across our markets, which are both attributable to our record home sales during the current year period.

Other Homebuilding Operating Data

	Three Months Ended				Six Months Ended
Net new home contracts	June 30,		Increase		June 30,		Increase (Decrease)
	2020	2019	Amount	% Change	2020	2019	Amount	% Change
West	389	329	60	18.2%	725	532	193	36.3%
Mountain	474	417	57	13.7%	1,088	871	217	24.9%
Texas	391	244	147	60.2%	724	473	251	53.1%
Southeast	566	411	155	37.7%	1,082	756	326	43.1%
Century Complete	844	781	63	8.1%	1,433	1,408	25	1.8%
Total	2,664	2,182	482	22.1%	5,052	4,040	1,012	25.0%

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2020 increased by 482 homes, or 22.1%, to 2,664, compared to 2,182 for the same period in 2019. Net new home contracts for the six months ended June 30, 2020 increased by 1,012 homes, or 25.0%, to 5,052, compared to 4,040 for the same period in 2019. The increases in our net new home contracts were primarily driven by stronger sales in our West, Mountain, Texas, and Southeast regions. Since market conditions and further impacts from COVID-19 remain uncertain, it is difficult to predict our future net new home contracts.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and six months ended June 30, 2020 by segment are included in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	% Change
West	5.6	5.5	0.1	1.8%
Mountain	4.2	3.3	0.9	27.3%
Texas	6.2	3.9	2.3	59.0%
Southeast	4.7	3.3	1.4	42.4%
Century Complete	N/A	N/A	N/A	N/A
Total	5.0	3.7	1.3	35.1%

	Six Months Ended June 30,		Increase
	2020	2019	Amount	% Change
West	5.3	4.4	0.9	20.5%
Mountain	4.8	3.5	1.3	37.1%
Texas	5.7	3.8	1.9	50.0%
Southeast	4.5	3.0	1.5	50.0%
Century Complete	N/A	N/A	N/A	N/A
Total	4.9	3.5	1.4	40.0%

During the three and six months ended June 30, 2020, our absorption rates increased by 35.1% and 40.0%, respectively, to 5.0 and 4.9 per month, respectively, as compared to the same periods in 2019.  These increases are attributable to historically low interest rates and strong demand for new homes during current year periods, in particular during the three months ended June 30, 2020.

Selling communities at period end	As of June 30,		Increase/(Decrease)
	2020	2019	Amount	% Change

West	23	20	3	15.0%
Mountain	38	42	(4)	(9.5)%
Texas	21	21	—	—%
Southeast	40	42	(2)	(4.8)%
Century Complete	N/A	N/A	N/A	N/A
Total	122	125	(3)	(2.4)%

N/A – Not Applicable

Our selling communities nominally decreased to 122 communities at June 30, 2020 as compared to 125 at June 30, 2019. As Century Complete does not sell homes by community, but through studios and other methods, there are no communities or absorptions presented for that segment.

Backlog

(Dollars in thousands)

	As of June 30,
	2020			2019			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	381	$203,395	$533.8	295	$146,071	$495.2	29.2%	39.2%	7.8%
Mountain	648	281,999	435.2	494	214,673	434.6	31.2%	31.4%	0.1%
Texas	355	95,193	268.1	275	83,172	302.4	29.1%	14.5%	(11.3)%
Southeast	712	262,096	368.1	531	187,306	352.7	34.1%	39.9%	4.4%
Century Complete	682	120,068	176.1	996	152,930	153.5	(31.5)%	(21.5)%	14.7%
Total / Weighted Average	2,778	$962,751	$346.6	2,591	$784,152	$302.6	7.2%	22.8%	14.5%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At June 30, 2020, we had 2,778 homes in backlog with a total value of $962.8 million, which represents an increase of 7.2% and 22.8%, respectively, as compared to June 30, 2019. The increase in backlog dollar value is primarily attributable to the increases in backlog units and a 14.5% increase in the backlog average sales price.

Supplemental Guarantor Information

Our 5.875% senior notes due 2025 and 6.750% senior notes due 2027 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our financial services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. In addition, our former 6.875% senior notes due 2022 which were extinguished during the second quarter of 2019, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. As of June 30, 2020, Century Communities, Inc. had outstanding $900.0 million in total principal amount of Senior Notes.

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

If a guarantor were to become a debtor in a case under the US Bankruptcy Code, a court may decline to enforce its guarantee of the Senior Notes. This may occur when, among other factors, it is found that the guarantor originally received less than fair consideration for the guarantee and the guarantor would be rendered insolvent by enforcement of the guarantee. On the basis of historical financial information, operating history and other factors, we believe that each of the guarantors, after giving effect to the issuance of its guarantee of the Senior Notes when the guarantee was issued, was not insolvent and did not and has not incurred debts beyond its ability to pay such debts as they mature. The Company cannot predict, however, what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

As the guarantees were made in connection with exchange offers effected in February 2015, October 2015 and April 2017 and the issuance of the 5.875% senior notes due 2025 and of the 6.750% senior notes due 2027, the Guarantors’ condensed financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively. We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below.

On March 2, 2020, the SEC adopted amendments to Rules 3-10 and 3-16 of Regulation S-X, under Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Rule 33-10762”), that reduce and simplify the financial disclosure requirements applicable to registered debt offerings for guarantors and issuers of guaranteed securities (which we previously included within the notes to our financial statements in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q). The amendments under Rule 33-10762 are effective January 4, 2021, but voluntary compliance is permitted in advance of the effective date. We have adopted the new disclosure requirements permitted under Rule 33-10762 for the period ending June 30, 2020.

The following summarized financial information is presented for Century Communities, Inc. and the Guarantor Subsidiaries on a combined basis after eliminating intercompany transactions and balances among Century Communities, Inc. and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from Non-Guarantor Subsidiaries.

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	June 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$128,516	$1,577
Cash held in escrow	46,619	35,308
Accounts receivable	20,341	27,690
Inventories	1,898,503	1,995,549
Prepaid expenses and other assets	95,511	110,860
Property and equipment, net	32,202	34,870
Deferred tax assets, net	11,911	10,589
Goodwill	30,395	30,395
Total assets	$2,263,998	$2,246,838
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$48,875	$83,840
Accrued expenses and other liabilities	282,015	201,617
Notes payable	897,664	896,704
Revolving line of credit	—	68,700
Total liabilities	1,228,554	1,250,861
Stockholders’ equity:	1,035,444	995,977
Total liabilities and stockholders’ equity	$2,263,998	$2,246,838

Summarized Statement of Operations Data (in thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019

Total homebuilding revenues	1,343,536	2,492,649
Total homebuilding cost of revenues	(1,107,732)	(2,048,371)
Selling, general and administrative	(160,325)	(301,525)
Loss on debt extinguishment	—	(10,832)
Inventory impairment and other	(1,691)	(4,783)
Other income (expense)	(3,141)	(5,353)
Income before income tax expense	70,647	121,785
Net income	54,418	104,856

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2020 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving line of credit, and from time to time proceeds from sales of our common stock, including under our current at-the-market facility, and debt securities to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

In response to the COVID-19 pandemic, we took certain measures to ensure we are positioned with cash flow and liquidity to endure an extended period of lower demand for our homes, should it arise. Specifically commencing in mid-March of 2020, we slowed our land development activities and instituted a variety of actions designed to reduce our operating expenses, including a reduction in the size of our workforce through a targeted layoff in April 2020. In addition, given the uncertainty surrounding the COVID-19 pandemic, we increased our borrowings under our revolving line of credit during the end of the first quarter of 2020 and into the beginning of the second quarter of 2020 as a proactive measure in order to expand our financial flexibility at that time. We repaid these borrowings during the second quarter of 2020 in light of our strong second quarter 2020 operating results and to decrease our interest expense.

Our Financial Services operations use funds generated from operations, and availability under our mortgage repurchase facilities to finance operations including originations of mortgage loans to our homebuyers.

Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in registered transactions from time to time and as needed as part of our ongoing financing strategy and subject to market conditions. In November 2019, we filed a prospectus supplement to offer up to $100.0 million under the shelf registration statement under our at-the-market facility described below.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic, its impact on the macro-economy, and market conditions at the time.

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

As of June 30, 2020, we had no amounts outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2020, we had $197.5 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three and six months ended June 30, 2020, we incurred interest expense on the repurchase facilities of $0.5 million and $1.3 million, respectively. During the same periods in 2019, we incurred interest expense on the repurchase facilities of $0.9 million and $1.5 million, respectively. Interest expense on mortgage repurchase facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar Distribution Agreement, had all $100 million available for sale as of June 30, 2020.  We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, we sold and issued an aggregate of 0.1 million shares of our common stock under the previous Distribution Agreement, which provided proceeds of $2.7 million, and in connection with such sales, paid total commissions and fees to the sales agents of $0.1 million. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of June 30, 2020, and December 31, 2019, we had $335.9 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,592	$494,307
5.875% senior notes, due July 2025(1)	396,473	396,120
Other financing obligations	6,599	6,277
Notes payable	897,664	896,704
Revolving line of credit, due April 2023	—	68,700
Mortgage repurchase facilities	197,469	174,095
Total debt	$1,095,133	$1,139,499

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

During the three and six months ended June 30, 2020 we did not repurchase any shares of common stock. During the three months ended June 30, 2019 we did not repurchase any shares of common stock while during the six months ended June 30, 2019, we repurchased 83,000 shares of common stock under this program for approximately $1.4 million. The maximum number of shares available to be purchased under the stock repurchase program as of June 30, 2020 is 3,812,939.

Cash Flows— Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020 and 2019, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single family attached and detached homes and the origination of mortgages held for sale.  During the six months ended June 30, 2020 and 2019, we generated $173.8 million and used $93.0 million in cash from operations, respectively.  The increase in cash provided by operations is primarily a result of a $32.0 million increase in net income and a comparatively favorable changes in assets and liabilities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

•Net cash used in investing activities decreased to $4.9 million during the six months ended June 30, 2020, compared to $6.2 million used during the same period in 2019. The decrease was primarily related to less purchases of property and equipment.

•Net cash used in financing activities was $50.5 million during the six months ended June 30, 2020, compared to $97.5 million provided by financing activities during the same period in 2019. The change for the six months ended June 30, 2020 was primarily attributable to a $78.2 million increase in net payments under our revolving line of credit and a $108.1 million decrease in proceeds from issuance and extinguishments of senior notes, partially offset by a $27.2 million increase in net proceeds under our mortgage repurchase facilities.

As of June 30, 2020, our cash and cash equivalents and restricted cash balance was $177.0 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2020, we had outstanding purchase contracts and option contracts for 15,635 lots with a total purchase price of approximately $659.8 million and had $31.8 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contracts occurring in future periods, if at all.

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics.

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of June 30, 2020, and December 31, 2019, we had $335.9 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Contractual Obligations

For the three and six months ended June 30, 2020, there have been no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on February 7, 2020.

Non-GAAP Financial Measures

In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, net homebuilding debt to net capital, and adjusted net earnings per diluted common shares. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2020, and 2019. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) loss on debt extinguishment, (v) inventory impairment and other, (vi) depreciation and amortization expense, and (vii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net income	$38,450	$15,495	148.1%	$64,576	$32,612	98.0%
Income tax expense	11,653	5,335	118.4%	19,615	11,215	74.9%
Interest in cost of home sales revenues	18,694	14,655	27.6%	32,379	27,241	18.9%
Interest expense (income)	(684)	—	NM	(847)	15	(5,746.7)%
Depreciation and amortization expense	3,427	3,122	9.8%	6,842	6,196	10.4%
EBITDA	71,540	38,607	85.3%	122,565	77,279	58.6%
Loss on debt extinguishment	—	10,832	NM	—	10,832	NM
Inventory impairment and other	910	—	NM	1,691	—	NM
Restructuring costs	1,584	—	NM	1,584	—	NM
Purchase price accounting for acquired work in process inventory	—	—	NM	—	1,724	NM
Adjusted EBITDA	$74,034	$49,439	49.7%	$125,840	$89,835	40.1%

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

	June 30,	December 31,
	2020	2019
Total homebuilding debt	$897,664	$965,404
Total stockholders' equity	1,129,488	1,061,699
Total capital	$2,027,152	$2,027,103
Homebuilding debt to capital	44.3%	47.6%

Total homebuilding debt	$897,664	$965,404
Cash and cash equivalents	(173,521)	(55,436)
Cash held in escrow	(46,619)	(35,308)
Net homebuilding debt	677,524	874,660
Total stockholders' equity	1,129,488	1,061,699
Net capital	$1,807,012	$1,936,359

Net homebuilding debt to net capital	37.5%	45.2%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net income	$38,450	$15,495	$64,576	$32,612
Denominator
Weighted average common shares outstanding - basic	33,340,184	30,341,628	33,274,056	30,272,818
Dilutive effect of restricted stock units	121,510	227,220	195,013	234,127
Weighted average common shares outstanding - diluted	33,461,694	30,568,848	33,469,069	30,506,945
Earnings per share:
Basic	$1.15	$0.51	$1.94	$1.08
Diluted	$1.15	$0.51	$1.93	$1.07

Adjusted earnings per share
Numerator
Income before income tax expense	$50,103	$20,830	$84,191	$43,827
Inventory impairment and other	910	—	1,691	—
Restructuring costs	1,584	—	1,584	—
Loss on debt extinguishment	—	10,832	—	10,832
Purchase price accounting for acquired work in process inventory	—	—	—	1,724
Adjusted income before income tax expense	52,597	31,662	87,466	56,383
Adjusted income tax expense(1)	(12,254)	(8,102)	(20,378)	(14,428)
Adjusted net income	40,343	23,560	67,088	41,955

Denominator - Diluted	33,461,694	30,568,848	33,469,069	30,506,945

Adjusted diluted earnings per share	$1.21	$0.77	$2.00	$1.38

(1)The tax rate used in calculating adjusted net income for the three and six months ended June 30, 2020 was 23.3%, which is reflective of the Company’s GAAP tax rate for the applicable period, as adjusted for certain discrete items. For the three and six months ended June 30, 2019 the tax rate utilized was our GAAP tax rate of 25.6%.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Credit Agreement Borrowings under the Amended and Restated Credit Agreement, which bears interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the revolving line of credit.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry and the COVID-19 pandemic.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2020, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the financial statement close for the quarter ended June 30, 2020, the substantial majority of accounting and finance employees worked remotely due to the COVID-19 pandemic. All internal control over financial reporting continued as in the past, but with certain necessary documentation changes in light of the remote working environment. There were no other changes during the second quarter of 2020 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The global novel strain of coronavirus (COVID-19) pandemic could adversely impact our business, operating results and financial condition.

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. It has resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and causing weakened economic conditions and resulting in an economic slowdown and recession.

In response to the pandemic and these government restrictions, Century has shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. As of the date of this filing, construction and sale of residential real estate has been determined to be an essential business, and accordingly our operations have been exempted from the applicable health orders. We are uncertain as to how long these restrictions will remain in place and whether the COVID-19 public health effort will be intensified to further restrict our business. While these circumstances did not materially adversely affect our second quarter 2020 financial results, we recognize that the long term macro-economic effects could ultimately impact the homebuilding industry and our business and future operating results.

The adverse effect of the COVID-19 pandemic on the broader economy could negatively impact demand for new homes. Despite strong demand and sales during the second quarter of 2020, continued demand for Century homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors. This impact on demand for our homes could adversely affect our operating results in future periods. In addition, a decline in our home building operations would have a direct effect on the origination volume of and revenues from our Financial Services segment.

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

Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot predict whether housing market conditions existing at that time will continue. For example, while rising interest rates and tightening affordability created an industry-wide deceleration in housing growth during the second half of 2018 and into 2019, this deceleration reversed during the remainder of 2019 due in part to reduced mortgage rates. More recently, as a result of the COVID-19 pandemic, beginning in mid-March 2020, we began to experience a decrease in demand for our homes which reversed course in May and June of 2020. Despite overall strong demand and sales during the second quarter of 2020, continued demand for Century homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

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

In the United States, the unemployment rate was 3.5% as of the end of December 2019, according to the U.S. Bureau of Labor Statistics. As a result of impacts from the COVID-19 pandemic and efforts to contain it, the unemployment rate increased to 11.1% as of the end of June 2020 and it is uncertain how quickly the unemployment rate will improve or if it will further deteriorate. People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

Our Financial Services segment could be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancing.

Approximately 98.3% of the mortgage loans made by our Financial Services segment in 2019 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. As a result of the COVID-19 pandemic, beginning in mid-March 2020, we began to experience a decrease in demand for our homes which reversed course in May and June of 2020. Despite overall strong demand and sales during the second quarter of 2020, continued demand for Century homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

On July 28, 2020, the Company entered into an amended and restated employment agreement (collectively, the “Amended Co-CEO Employment Agreements”) with each of its Co-Chief Executive Officers, Dale Francescon and Robert J. Francescon (the “Co-CEOs”). The Amended Co-CEO Employment Agreements are nearly identical in their terms. The Amended Co-CEO Employment Agreements reflect the following changes:

•Revision of the definition of “Retirement,” which requires 23 years of employment with the Company rather than 20 years;

•Eligibility for a full payout of performance-based equity awards upon a death or disability based on actual performance as opposed to a prorated payout;

•Eligibility for a prorated annual bonus payout based on actual performance in the event of a termination of the Co-CEO’s employment by the Company without cause or by the Co-CEO for good reason for the year in which such termination occurs; and

•Establishment of a new five-year contract term, with one-year evergreen renewal terms thereafter.

The Amended Co-CEO Employment Agreements also contain certain immaterial changes intended to provide additional clarification.

Additionally, on July 28, 2020, the Company entered into an amended and restated employment agreement (the “Amended CFO Employment Agreement”) with its Chief Financial Officer, David Messenger (the “CFO”). The Amended CFO Employment Agreement reflects the following changes:

•Eligibility for a full payout of performance-based equity awards in the event of a termination without cause or for good reason in connection with a change in control based on the greater of target or actual performance, as opposed to a prorated payout based on target performance;

•Eligibility for a prorated annual bonus payout based on actual performance in the event of a termination of the CFO’s employment by the Company without cause or by the CFO for good reason in connection with a change in control for the year in which such termination occurs;

•Eligibility for a prorated payout of performance-based equity awards based on target performance in the event of termination due to death or disability, even if the CFO worked less than 50% of such performance period;

•Inclusion of the CFO’s current base salary; and

•Establishment of a new three-year contract term, with one-year evergreen renewal terms thereafter.

The foregoing summaries of the Amended Co-CEO Employment Agreements and Amended CFO Employment Agreement do not purport to be complete and are qualified in their entirety by reference to the complete terms of the respective agreements, which are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

10.1	Amended and Restated Employment Agreement, effective as of July 28, 2020, between Century Communities, Inc. and Dale Francescon (filed herewith)
10.2	Amended and Restated Employment Agreement, effective as of July 28, 2020, between Century Communities, Inc. and Robert J. Francescon (filed herewith)
10.3	Amended and Restated Employment Agreement, effective as of July 28, 2020, between Century Communities, Inc. and David Messenger (filed herewith)

22.1	List of Guarantor Subsidiaries (filed herewith)
31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: July 28, 2020	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: July 28, 2020	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: July 28, 2020	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2020	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)