Form 10-Q
period 2020-09-30
Century Communities, Inc.
filed 2020-10-29
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

On October 27, 2020, 33,350,633 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019

(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
Assets	(unaudited)	(audited)
Cash and cash equivalents	$288,341	$55,436
Cash held in escrow	26,275	35,308
Accounts receivable	28,855	27,438
Inventories	1,872,337	1,995,549
Mortgage loans held for sale	187,494	185,246
Prepaid expenses and other assets	113,339	124,008
Property and equipment, net	31,550	35,998
Deferred tax assets, net	12,775	10,589
Goodwill	30,395	30,395
Total assets	$2,591,361	$2,499,967
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$48,448	$84,794
Accrued expenses and other liabilities	288,674	213,975
Notes payable	895,867	896,704
Revolving line of credit	—	68,700
Mortgage repurchase facilities	173,415	174,095
Total liabilities	1,406,404	1,438,268
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,350,633 and 33,067,375 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	334	331
Additional paid-in capital	693,269	684,354
Retained earnings	491,354	377,014
Total stockholders' equity	1,184,957	1,061,699
Total liabilities and stockholders' equity	$2,591,361	$2,499,967

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Homebuilding revenues
Home sales revenues	$760,239	$573,860	$2,080,364	$1,705,798
Land sales and other revenues	2,105	6,083	25,516	8,837
Total homebuilding revenues	762,344	579,943	2,105,880	1,714,635
Financial services revenues	32,017	10,419	67,534	28,734
Total revenues	794,361	590,362	2,173,414	1,743,369
Homebuilding cost of revenues
Cost of home sales revenues	(627,364)	(469,834)	(1,718,545)	(1,407,519)
Cost of land sales and other revenues	(2,046)	(4,624)	(18,597)	(6,115)
Total homebuilding cost of revenues	(629,410)	(474,458)	(1,737,142)	(1,413,634)
Financial services costs	(14,511)	(8,174)	(36,841)	(22,750)
Selling, general and administrative	(85,806)	(72,834)	(246,131)	(216,987)
Loss on debt extinguishment	—	—	—	(10,832)
Inventory impairment and other	—	—	(1,691)	—
Other income (expense)	251	(56)	(2,533)	(499)
Income before income tax expense	64,885	34,840	149,076	78,667
Income tax expense	(15,121)	(7,816)	(34,736)	(19,031)
Net income	$49,764	$27,024	$114,340	$59,636

Earnings per share:
Basic	$1.49	$0.88	$3.43	$1.96
Diluted	$1.48	$0.87	$3.41	$1.95
Weighted average common shares outstanding:
Basic	33,350,633	30,587,487	33,299,768	30,378,860
Diluted	33,731,252	30,906,235	33,556,650	30,641,194

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$114,340	$59,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,088	9,793
Stock-based compensation expense	14,374	11,391
Fair value of loans held for sale and other	(9,346)	(87)
Loss on debt extinguishment	—	10,832
Inventory impairment and other	1,691	—
Deferred income taxes	(2,186)	(514)
Loss on disposition of assets	1,213	846
Changes in assets and liabilities:
Cash held in escrow	9,033	(6,018)
Accounts receivable	(1,417)	(4,465)
Inventories	160,877	(215,771)
Mortgage loans held for sale	(594)	17,073
Prepaid expenses and other assets	18,090	32,386
Accounts payable	(36,346)	(11,212)
Accrued expenses and other liabilities	35,989	(52,854)
Net cash provided by (used in) operating activities	315,806	(148,964)
Investing activities
Purchases of property and equipment	(6,706)	(11,633)
Other investing activities	79	78
Net cash used in investing activities	(6,627)	(11,555)
Financing activities
Borrowings under revolving credit facilities	678,000	1,184,800
Payments on revolving credit facilities	(746,700)	(1,108,500)
Proceeds from issuance of senior notes due 2027	—	500,000
Extinguishment of senior notes due 2022	—	(391,942)
Proceeds from issuance of insurance premium notes and other	5,469	12,629
Principal payments on insurance notes payable	(7,259)	(19,275)
Debt issuance costs	—	(6,075)
Net payments on mortgage repurchase facilities	(680)	(26,757)
Net proceeds from issuances of common stock	—	25,817
Withholding of common stock upon vesting of restricted stock units	(5,145)	(3,588)
Repurchases of common stock under stock repurchase program	—	(1,439)
Other	(495)	—
Net cash (used in) provided by financing activities	(76,810)	165,670
Net increase	$232,369	$5,151
Cash and cash equivalents and Restricted cash
Beginning of period	58,521	36,441
End of period	$290,890	$41,592
Supplemental cash flow disclosure
Cash paid for income taxes	$30,998	$20,722
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$288,341	$38,508
Restricted cash (Note 5)	2,549	3,084
Cash and cash equivalents and Restricted cash	$290,890	$41,592

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(in thousands)

Three Months Ended September 30, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2020	33,351	$334	$687,564	$441,590	$1,129,488
Other	—	—	(81)	—	(81)
Stock-based compensation expense	—	—	5,786	—	5,786
Net income	—	—	—	49,764	49,764
Balance at September 30, 2020	33,351	$334	$693,269	$491,354	$1,184,957

Balance at June 30, 2019	30,439	$304	$600,293	$296,632	$897,229
Issuance of common stock	799	8	23,146	—	23,154
Vesting of restricted stock units	17	—	—	—	—
Withholding of common stock upon vesting of restricted stock units	(6)	—	(151)	—	(151)
Stock-based compensation expense	—	—	3,923	—	3,923
Net income	—	—	—	27,024	27,024
Balance at September 30, 2019	31,249	$312	$627,211	$323,656	$951,179

Nine Months Ended September 30, 2020 and 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Other	—	—	(311)	—	(311)
Vesting of restricted stock units	454	5	(5)	—	—
Withholding of common stock upon vesting of restricted stock units	(170)	(2)	(5,143)	—	(5,145)
Stock-based compensation expense	—	—	14,374	—	14,374
Net income	—	—	—	114,340	114,340
Balance at September 30, 2020	33,351	$334	$693,269	$491,354	$1,184,957

Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Issuance of common stock	899	9	25,808	—	25,817
Repurchase of common stock	(83)	(1)	(1,438)	—	(1,439)
Vesting of restricted stock units	430	4	(4)	—	—
Withholding of common stock upon vesting of restricted stock units	(152)	(2)	(3,583)	—	(3,585)
Stock-based compensation expense	—	—	11,391	—	11,391
Net income	—	—	—	59,636	59,636
Balance at September 30, 2019	31,249	$312	$627,211	$323,656	$951,179

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year, particularly in light of the novel coronavirus (COVID-19) pandemic and measures intended to mitigate the spread. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on February 7, 2020.

The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and initially created uncertainty regarding potential impacts to our operations and customer demand. Commencing in March 2020, numerous state and local municipalities issued public health orders with varying expiration dates requiring the closure of nonessential businesses, as well as ordering individuals to stay at home and/or shelter in place whenever possible. These public health orders generally exempted the sale and construction of new homes, other than a small portion of our operations, which had to cease operations in early April. During the latter half of the second quarter of 2020, state and local municipalities in the majority of our markets began to lift the most stringent of the public health restrictions and numerous nonessential businesses were allowed to reopen. As of the date of this filing and throughout the third quarter of 2020, we are and were able to build and sell homes in all of our markets.

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

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada, and Utah)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
West	$188,495	$116,874	$486,507	$364,220
Mountain	222,262	171,617	570,983	510,693
Texas	76,776	68,812	235,618	180,820
Southeast	152,858	118,610	458,986	356,236
Century Complete	121,953	104,030	353,786	302,666
Financial Services	32,017	10,419	67,534	28,734
Corporate	—	—	—	—
Total revenue	$794,361	$590,362	$2,173,414	$1,743,369

Income (loss) before income tax expense:
West	$13,627	$9,013	$42,716	$27,634
Mountain	28,695	20,552	67,789	62,386
Texas	6,904	8,290	22,012	17,626
Southeast	13,414	7,079	33,743	17,467
Century Complete	7,826	6,032	17,159	18,323
Financial Services	17,506	2,245	30,693	5,984
Corporate	(23,087)	(18,371)	(65,036)	(70,753)
Total income before income tax expense	$64,885	$34,840	$149,076	$78,667

The following table summarizes total assets by operating segment (in thousands):

	September 30,	December 31,
	2020	2019
West	$542,622	$610,248
Mountain	708,076	635,201
Texas	202,177	232,887
Southeast	360,424	441,818
Century Complete	170,126	244,827
Financial Services	299,887	254,282
Corporate	308,049	80,704
Total assets	$2,591,361	$2,499,967

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2020	2019
Homes under construction	$980,232	$1,091,576
Land and land development	825,779	836,904
Capitalized interest	66,326	67,069
Total inventories	$1,872,337	$1,995,549

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as whole loans, or with servicing retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $193.1 million and $37.6 million at September 30, 2020 and December 31, 2019, respectively, and carried a weighted average interest rate of approximately

2.9% and 3.9%, respectively.  As of September 30, 2020 and December 31, 2019, Inspire had mortgage loans held for sale with an aggregate fair value of $187.5 million and $185.2 million, respectively, and an aggregate outstanding principal balance of $179.9 million and $179.3 million, respectively.

Mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value and changes in fair value are reflected in financial services revenue on the condensed consolidated statements of operations. Management believes carrying loans held-for-sale and the derivative instruments used to economically hedge them at fair value improves financial reporting by more accurately reflecting the underlying transaction. Refer to Note 11 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance	$21,537	$26,175
Lot option and escrow deposits	36,828	48,810
Deferred financing costs on revolving line of credit, net	3,550	4,574
Restricted cash (1)	2,549	3,085
Secured note receivable	2,460	2,602
Right of use assets	16,697	18,854
Other assets and prepaid expenses	22,308	18,525
Derivative assets	7,410	1,383
Total prepaid expenses and other assets	$113,339	$124,008

(1) Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2020	2019
Earnest money deposits	$25,721	$10,592
Warranty reserve	12,890	9,731
Accrued compensation costs	39,713	30,888
Land development and home construction accruals	149,842	110,284
Accrued interest	16,211	19,306
Lease liabilities - operating leases	17,155	14,562
Income taxes payable	—	329
Other accrued liabilities	27,142	18,283
Total accrued expenses and other liabilities	$288,674	$213,975

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an internal model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we did not reduce our warranty reserve during the three months ended September 30, 2020, and reduced our warranty reserve by $0.6 million during the three months ended September 30, 2019. We reduced our warranty reserve by $1.3 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively.

These adjustments are included in cost of home sales revenues on our consolidated statements of operations.  Changes in our warranty accrual for the three and nine months ended September 30, 2020 and 2019 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$11,221	$9,768	$9,731	$7,970
Warranty expense provisions	2,293	1,665	6,345	5,433
Payments	(624)	(870)	(1,925)	(3,063)
Warranty adjustment	—	(573)	(1,261)	(350)
Ending balance	$12,890	$9,990	$12,890	$9,990

8. Debt

Our outstanding debt obligations included the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,736	$494,307
5.875% senior notes, due July 2025(1)	396,644	396,120
Other financing obligations	4,487	6,277
Notes payable	895,867	896,704
Revolving line of credit, due April 2023	—	68,700
Mortgage repurchase facilities	173,415	174,095
Total debt	$1,069,282	$1,139,499

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries (which we refer to as the “Amended and Restated Credit Agreement”), which, as amended most recently on December 13, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2023. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, at the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.

As of September 30, 2020 and December 31, 2019, we had no amounts and $68.7 million outstanding under the credit facility, respectively, and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2020 and December 31, 2019, we had $173.4 million and $174.1 million outstanding under these repurchase facilities, respectively, and were in compliance with all covenants thereunder.

During the three months ended September 30, 2020 and 2019, we incurred interest expense on the repurchase facilities of $0.8 million and $0.6 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, we incurred interest expense on the repurchase facilities of $2.0 million and $2.1 million, respectively.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2020 and 2019, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest capitalized beginning of period	$70,311	$63,068	$67,069	$53,842
Interest capitalized during period	15,065	19,325	50,686	55,792
Less: capitalized interest in cost of sales	(19,050)	(14,258)	(51,429)	(41,499)
Interest capitalized end of period	$66,326	$68,135	$66,326	$68,135

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2020 estimated annual effective tax rate of 23.4% is driven by our blended federal and state statutory rate of 25.1%, and certain other permanent differences between GAAP and tax which decreased our rate by 1.7%.

For the nine months ended September 30, 2020, our estimated annual rate of 23.4% was impacted by discrete items which had a net impact of decreasing our rate by 0.1%, including excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2020 and 2019, we recorded income tax expense of $15.1 million and $7.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded income tax expense of $34.7 million and $19.0 million, respectively.

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

The following table presents carrying values and estimated fair values of financial instruments (in thousands):

		September 30, 2020		December 31, 2019

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Secured notes receivable(1)	Level 2	$2,460	$2,491	$2,602	$2,545
Mortgage loans held for sale(2)	Level 2	$187,494	$187,494	$185,246	$185,246
Derivative assets(3)	Level 2	$7,410	$7,410	$1,382	$1,382

5.875% senior notes(4)(5)	Level 2	$396,644	$411,000	$396,120	$415,680
6.750% senior notes(4)(5)	Level 2	$494,736	$535,000	$494,307	$537,500
Revolving line of credit(6)	Level 2	$—	$—	$68,700	$68,700
Other financing obligations(6)(7)	Level 2	$4,487	$4,487	$6,277	$6,277
Derivative liabilities(3)	Level 2	$282	$282	$147	$147
Mortgage repurchase facilities(6)	Level 2	$173,415	$173,415	$174,095	$174,095

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

(3)Derivative instruments are carried at fair value and based on market prices for similar instruments and are related to our financial services segment. Changes in fair value are reflected in financial services revenue on the condensed consolidated statements of operations. Derivative assets are presented within prepaid expenses and other assets on the condensed consolidated balance sheets. Derivative liabilities are presented within accrued expenses and other liabilities on the condensed consolidated balance sheets.

(4)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(5)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2020, these amounts totaled $5.3 million and $3.4 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2019, these amounts totaled $5.7 million and $3.9 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(6)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(7)Insurance premium notes included in in other financing obligations bore interest rates ranging from 3.278% to 3.240% during the periods ending September 30, 2020 and December 31, 2019, respectively, which approximated prevailing market rates for similar obligations at each period.

During the nine months ended September 30, 2020, total impairment charges of $1.7 million were recorded, which includes $0.8 million of impairment charges related to one community in our Century Complete segment which was recorded during the three months ended March 31, 2020, and $0.9 million of impairment charges related to one community in our Texas segment which was recorded during the three months ended June 30, 2020. No impairment charges were recorded in the three months ended September 30, 2020. The estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

The carrying amount of cash and cash equivalents approximates fair value. Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

12. Stock-Based Compensation

During the three months ended September 30, 2020 and 2019, we did not grant any restricted stock units (which we refer to as “RSUs”) or performance share units (which we refer to as “PSUs”). During the nine months ended September 30, 2020 and 2019, we granted RSUs covering 0.4 million and 0.6 million shares of common stock, respectively, with a grant date fair value of $30.43 per share and $23.85 per share, respectively, that vest over a three year period. During the nine months ended September 30, 2020 and 2019, we also granted PSUs covering up to 0.3 million and 0.3 million shares of common stock, respectively, assuming maximum level of performance, with a grant date fair value of $26.38 per share and $22.01 per share, respectively. Granted PSUs are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year pre-tax income performance goal.

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

As of September 30, 2020
Unvested units	1,463
Unrecognized compensation cost	$17,335
Remaining period to recognize compensation cost	1.81 years

During the three months ended September 30, 2020 and 2019, we recognized stock-based compensation expense of $5.8 million and $3.9 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized stock-based compensation expense of $14.4 million and $11.4 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

During the three months ended September 30, 2020, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest under our PSU awards increased by 30 thousand, and we recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $0.6 million ($0.4 million net of tax), or $0.02 per basic share and $0.01 per diluted share for the three and nine months ended September 30, 2020, respectively.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2020, and December 31, 2019, there were 33.4 million and 33.1 million shares of common stock issued and outstanding, respectively.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.5 million and 0.3 million shares of common stock related to the vesting of RSUs during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, approximately 1.0 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, had all $100.0 million available for sale as of September 30, 2020.  We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, we sold and issued an aggregate of 0.8 million and 0.9 million shares, respectively, of our common stock under the previous distribution agreement, which provided gross proceeds of $23.7 million and $26.5 million, respectively, and in connection with such sales, paid total commissions and fees to the sales agents of $0.6 million and $0.7 million, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the three and nine months ended September 30, 2020, we did not repurchase any shares of common stock. During the three and nine months ended September 30, 2019, we repurchased 83,000 shares of common stock under this program for approximately $1.4 million.

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net income	$49,764	$27,024	$114,340	$59,636
Denominator
Weighted average common shares outstanding - basic	33,350,633	30,587,487	33,299,768	30,378,860
Dilutive effect of restricted stock units	380,619	318,748	256,882	262,334
Weighted average common shares outstanding - diluted	33,731,252	30,906,235	33,556,650	30,641,194
Earnings per share:
Basic	$1.49	$0.88	$3.43	$1.96
Diluted	$1.48	$0.87	$3.41	$1.95

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.8 million and 0.6 million common unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2020 and 2019, respectively, related to the PSUs for which performance conditions remain unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2020, and December 31, 2019, we had $360.1 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•the impact of the COVID-19 pandemic on our business operations

•uncertainties related to and the impact, if any, of the U.S. presidential, congressional, and numerous state and local elections on our business, our industry and the economy in general;

•economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•shortages of or increased prices for labor, land or raw materials, including lumber, used in housing construction;

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

Impact of COVID-19 Pandemic

The outbreak of the novel coronavirus, (COVID-19), which was declared a pandemic by the World Health Organization on March 11, 2020, created significant volatility, disruption, and uncertainty across the nation and abroad. It resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and weakened economic conditions resulting in an economic slowdown and recession.

The homebuilding industry started to experience slowing sales trends in mid-March through April of 2020 at the outset of the widespread uncertainty concerning the pandemic. However, home sales sharply rebounded in May and June of 2020, aided by historically low interest rates, lack of supply, and potentially renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas, which desire was likely accelerated by the COVID-19 pandemic. These positive trends continued throughout the third quarter of 2020.

In response to the pandemic and government restrictions, we shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. Construction and sale of residential real estate were deemed essential businesses in almost all of our markets; and accordingly, our operations, other than in certain markets during the first weeks of April, were exempted from applicable health orders. While these circumstances did not materially adversely affect our second or third quarter 2020 financial results, we recognize that long term macro-economic effects of the pandemic that could ultimately impact the homebuilding industry have yet to be known. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic as the situation has continued to evolve and associated government and consumer responses have remained in a state of flux. Recent increases in COVID-19 positive cases have resulted and could continue to result in the slowing or altering of the “re-opening” plans of numerous state and local municipalities. Despite overall strong demand and sales of our homes during the second and third quarters of 2020, continued future demand is uncertain as economic conditions are uncertain, in particular with respect to unemployment levels, which remain at historically high levels, and the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, unemployment levels, financial markets, credit and mortgage markets, consumer confidence, availability of mortgage loans to homebuyers, and other factors, including those described elsewhere in this report. A decrease in demand for our homes would adversely affect our operating results in future periods, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventories in the future.

Given the significant uncertainty regarding the impact of COVID-19, and in particular during the late March and April 2020 timeframe, we took significant steps to preserve cash and ensure we were positioned appropriately from a working capital perspective, including but not limited to initially extending the timing of certain land acquisitions, slowing or altering our land development activities, drawing additional amounts on our revolving line of credit, and implementing a reduction in our workforce, along with other cost savings measures. As a result, and aided by strong demand for our homes during the second and third quarters of 2020, we ended the third quarter of 2020 with no amounts outstanding on our revolving line of credit, $288.3 million of cash and cash equivalents, $26.3 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 32.9%. Driven by the strong housing market, we increased our land acquisition and development activities during the third quarter of 2020 to bolster our lot pipeline and support future community growth, which resulted in 44,963 lots owned and controlled at September 30, 2020, a 29.1% increase as compared to June 30, 2020. Although the trajectory and strength of our markets continues to remain strong, we experienced some building cost pressures, particularly with respect to lumber, that could negatively impact our margins in future periods. While the impact of the COVID-19 pandemic will continue to evolve and at any given time recovery could be slowed or reversed by a number of factors, we believe we are well positioned from a cash and liquidity standpoint not only to operate in an uncertain environment, but also continue to grow with the market, pay down debt and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Results of Operations

During the three and nine months ended September 30, 2020, we delivered 2,283 and 6,627 homes, respectively, with an average sales price of $333.0 thousand and $313.9 thousand, respectively. These deliveries represent increases of 20.7% and 20.0%, respectively, as compared to the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, we generated approximately $760.2 million and $2,080.4 million in home sales revenues, respectively, approximately $64.9 million and $149.1 million in income before income tax expense, respectively, and approximately $49.8 million and $114.3 million, respectively, in net income, in each case representing substantial increases over the respective prior year periods.

For the three and nine months ended September 30, 2020, our new home contracts, net of cancelations, totaled 3,204 and 8,256, respectively, a 56.6% and 35.7% increase over the same respective periods in 2019. As of September 30, 2020, we had a backlog of 3,699 homes, a 34.7% increase as compared to September 30, 2019, representing approximately $1,309.4 million in sales value, a 53.2% increase as compared to September 30, 2019.

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019.

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statements of Operations:
Revenue
Home sales revenues	$760,239	$573,860	$2,080,364	$1,705,798
Land sales revenues	2,105	6,083	25,516	8,837
	762,344	579,943	2,105,880	1,714,635
Financial services revenues	32,017	10,419	67,534	28,734
Total revenues	794,361	590,362	2,173,414	1,743,369
Homebuilding cost of revenues
Cost of home sales revenues	(627,364)	(469,834)	(1,718,545)	(1,407,519)
Cost of land sales and other revenues	(2,046)	(4,624)	(18,597)	(6,115)
	(629,410)	(474,458)	(1,737,142)	(1,413,634)
Financial services costs	(14,511)	(8,174)	(36,841)	(22,750)
Selling, general, and administrative	(85,806)	(72,834)	(246,131)	(216,987)
Loss on debt extinguishment	—	—	—	(10,832)
Inventory impairment and other	—	—	(1,691)	—
Other income (expense)	251	(56)	(2,533)	(499)
Income before income tax expense	64,885	34,840	149,076	78,667
Income tax expense	(15,121)	(7,816)	(34,736)	(19,031)
Net income	$49,764	$27,024	$114,340	$59,636
Earnings per share:
Basic	$1.49	$0.88	$3.43	$1.96
Diluted	$1.48	$0.87	$3.41	$1.95
Adjusted diluted earnings per share(1)	$1.48	$0.87	$3.48	$2.26
Other Operating Information (dollars in thousands):
Number of homes delivered	2,283	1,891	6,627	5,521
Average sales price of homes delivered	$333.0	$303.5	$313.9	$309.0
Homebuilding gross margin percentage(2)	17.5%	18.1%	17.3%	17.5%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	20.0%	20.6%	19.9%	20.0%
Backlog at end of period, number of homes	3,699	2,746	3,699	2,746
Backlog at end of period, aggregate sales value	$1,309,449	$854,856	$1,309,449	$854,856
Average sales price of homes in backlog	$354.0	$311.3	$354.0	$311.3
Net new home contracts	3,204	2,046	8,256	6,086
Selling communities at period end(3)	110	129	110	129
Average selling communities(3)	113	127	122	127
Total owned and controlled lot inventory	44,963	39,315	44,963	39,315
Adjusted EBITDA(1)	$86,998	$52,695	$212,839	$142,530
Adjusted income before income tax expense(1)	$64,885	$34,840	$152,351	$91,223
Adjusted net income(1)	$49,764	$27,024	$116,852	$69,154
Net homebuilding debt to net capital (1)	32.9%	53.8%	32.9%	53.8%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of a $0 million and $1.7 million inventory impairment for the three and nine months ended September 30, 2020, respectively, included within inventory impairment and other on our consolidated financial statements.

(3) As Century Complete does not sell homes by community, but through studios and online, that segment is excluded from the count of selling communities.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered				Income before Income Tax
	Three Months Ended September 30,		Three Months Ended September 30,		Home Sales Revenues Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
West	316	228	$596.5	$512.4	$188,484	$116,826	$13,627	$9,013
Mountain	514	390	$429.3	$424.8	220,680	165,666	28,695	20,552
Texas	307	247	$249.0	$278.4	76,440	68,753	6,904	8,290
Southeast	421	341	$362.7	$347.8	152,683	118,584	13,414	7,079
Century Complete	725	685	$168.2	$151.9	121,952	104,031	7,826	6,032
Financial Services	—	—	$—	$—	—	—	17,506	2,245
Corporate	—	—	$—	$—	—	—	(23,087)	(18,371)
Total	2,283	1,891	$333.0	$303.5	$760,239	$573,860	$64,885	$34,840

	New Homes Delivered		Average Sales Price of Homes Delivered				Income before Income Tax
	Nine Months Ended September 30,		Nine Months Ended September 30,		Home Sales Revenues Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
West	862	683	$558.2	$533.0	$481,134	$364,005	$42,716	$27,634
Mountain	1,327	1,168	$415.8	$430.3	551,771	502,648	67,789	62,386
Texas	951	626	$247.3	$288.6	235,137	180,661	22,012	17,626
Southeast	1,304	1,036	$351.7	$343.5	458,577	355,817	33,743	17,467
Century Complete	2,183	2,008	$162.0	$150.7	353,745	302,667	17,159	18,323
Financial Services	—	—	$—	$—	—	—	30,693	5,984
Corporate	—	—	$—	$—	—	—	(65,036)	(70,753)
Total	6,627	5,521	$313.9	$309.0	$2,080,364	$1,705,798	$149,076	$78,667

West

In our West segment, for the three and nine months ended September 30, 2020, our income before income tax increased by $4.6 million and $15.1 million, respectively, to $13.6 million and $42.7 million, respectively, compared to the same periods in 2019. These increases were primarily due to increases in new home deliveries of 38.6% and 26.2%, respectively, compared to the same periods in 2019, and the benefit of non-recurring land sales in the current year periods. During the three and nine months ended September 30, 2020, we delivered 316 homes and 862 homes, respectively, with an average sales price of $596.5 thousand and $558.2 thousand, respectively, and generated $188.5 million and $481.1 million, respectively, in home sales revenue.

Mountain

In our Mountain segment, for the three and nine months ended September 30, 2020, our income before income tax increased by $8.1 million and $5.4 million, respectively, to $28.7 million and $67.8 million, respectively, compared to the same periods in 2019. These increases were primarily related to increases in new home deliveries of 31.8% and 13.6%, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Texas

In our Texas segment, for the three months ended September 30, 2020, our income before income tax decreased by $1.4 million to $6.9 million compared to the same period in 2019, and for the nine months ended September 30, 2020 our income before tax increased by $4.4 million to $22.0 million compared to the same period in 2019. The decrease for the three month comparison was primarily due to a 10.6% decrease in average home sales prices as we continued to shift towards first time homebuyers, partially offset by a 24.3% increase in number of homes delivered. The increase for the nine month comparison was primarily related to a 51.9% increase in the number of homes delivered during the nine months ended September 30, 2020 as compared to the same period in 2019, which was partially offset by the decrease in the average sales price. For the nine months ended September 30, 2020, the increase in income before income tax was partially offset by a $0.9 million impairment charge reflected during the nine months ended September 30, 2020.

Southeast

In our Southeast segment, for the three and nine months ended September 30, 2020, our income before income tax increased by $6.3 million and $16.3 million, respectively, to $13.4 million and $33.7 million, respectively, as compared to $7.1 million and $17.5 million for the same periods in 2019. These increases were primarily related to 23.5% and 25.9% increases in the number of homes delivered during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.

Century Complete

In our Century Complete segment, for the three and nine months ended September 30, 2020, we delivered 725 homes and 2,183 homes, respectively, with an average price of $168.2 thousand and $162.0 thousand, respectively, and generated $122.0 million and $353.7 million in home sales revenues, respectively. Our income before income tax for the three and nine months ended September 30, 2020 was $7.8 million and $17.2 million, respectively, as compared to $6.0 million and $18.3 million for the same periods in 2019. The increase in income before income tax for the three month comparison is primarily attributable to a 5.8% increase in new home deliveries in conjunction with a 10.7% increase in average sales price. The decrease in income before income tax for the nine month comparison is primarily attributable to an increase in certain fixed costs and $0.8 million in inventory impairment charges.

Financial Services

Our indirect wholly owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our homebuyers have been identified as our Financial Services segment. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. During the three and nine months ended September 30, 2020, income before income tax for our Financial Services segment increased $15.3 million and $24.7 million, respectively, to $17.5 million and $30.7 million, respectively, compared to the same periods in 2019. These increases were primarily the result of $21.6 million and $38.8 million overall increases in financial services revenue during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

The increases in financial services revenue from the prior year periods were directly attributable to increases in the volume of loans sold during the three and nine month periods ended September 30, 2020 as compared to the same period in the previous year, of 116% and 97%, respectively. Our Financial Services segment primarily originates mortgages for our homebuyers, and as such, performance correlates to the increase in the number of homes delivered.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total originations:
Number of loans	1,873	880	4,530	2,254
Principal	$560,135	$257,316	$1,325,461	$679,541
Average FICO score	738	736	738	736

Loans sold to third parties:
Number of loans sold	2,000	926	4,499	2,278
Principal	$588,592	$278,327	$1,317,619	$688,962

Corporate

During the three and nine months ended September 30, 2020, our Corporate segment generated losses of $23.1 million and $65.0 million, respectively, as compared to losses of $18.4 million and $70.8 million, respectively, for the same periods in 2019. The increase for the three month comparison was primarily attributed to the following: a $7.3 million increase in salaries and wages related to higher bonus and stock compensation expense, partially offset by (1) a decrease in legal costs of $0.4 million, (2) a decrease in IT expenses of $0.5 million, and (3) a decrease in other taxes and licenses of $0.5 million. The decrease for nine month comparison was primarily attributed to the loss on debt extinguishment of $10.8 million that occurred during the prior year period in conjunction with decreases in other taxes and licenses of $0.9 million and travel and entertainment costs of $0.8 million, partially offset by an $8.5 million increase in salaries and wages related to higher bonus and stock compensation expense.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended September 30, 2020 to 17.5% as compared to 18.1% for the same period in 2019, which was primarily driven by 0.6% increase in cost of home sales revenues as a percentage of home sales revenues. Our homebuilding gross margin decreased for the nine months ended September 30, 2020 to 17.3% compared to 17.5% for the same period in 2019.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory.

	Three Months Ended September 30,

	2020	%	2019	%

Home sales revenues	$760,239	100.0%	$573,860	100.0%
Cost of home sales revenues	(627,364)	(82.5)%	(469,834)	(81.9)%
Gross margin from home sales	132,875	17.5%	104,026	18.1%
Add: Interest in cost of home sales revenues	19,050	2.5%	14,258	2.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	151,925	20.0%	118,284	20.6%
Add: Purchase price accounting for acquired work in process inventory	—	—%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and other and purchase price accounting for acquired work in process inventory (1)	$151,925	20.0%	$118,284	20.6%

	Nine Months Ended September 30,

	2020	%	2019	%

Home sales revenues	$2,080,364	100.0%	$1,705,798	100.0%
Cost of home sales revenues	(1,718,545)	(82.6)%	(1,407,519)	(82.5)%
Inventory impairment and other	(1,691)	(0.1)%	—	—%
Gross margin from home sales	360,128	17.3%	298,279	17.5%
Add: Inventory impairment and other	1,691	0.1%	—	—%
Add: Interest in cost of home sales revenues	51,429	2.5%	41,499	2.4%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	413,248	19.9%	339,778	19.9%
Add: Purchase price accounting for acquired work in process inventory	—	—%	1,724	0.1%
Adjusted homebuilding gross margin excluding interest, inventory impairment and other and purchase price accounting for acquired work in process inventory (1)	$413,248	19.9%	$341,502	20.0%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and nine months ended September 30, 2020, excluding impairment and other, interest in cost of home sales revenues and purchase price accounting for acquired work in process inventory, our adjusted homebuilding gross margin percentage was 20.0% and 19.9%, respectively, as compared to 20.6% and 20.0% for the same periods in 2019. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Increase
	2020	2019	Amount	%
Selling, general and administrative	$(85,806)	$(72,834)	$(12,972)	17.8%
As a percentage of home sales revenue	11.3%	12.7%

	Nine Months Ended September 30,		Increase
	2020	2019	Amount	%
Selling, general and administrative	$(246,131)	$(216,987)	$(29,144)	13.4%
As a percentage of homes sales revenue	11.8%	12.7%

Our selling, general and administrative expense increased $13.0 million and $29.1 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase for the three months ended September 30, 2020 was primarily attributable to the following: (1) an increase of $6.0 million in commission expense due to the 32.5% increase in home sales revenues, and (2) an increase of $7.7 million in our estimate of bonuses for 2020 as a result of our third quarter 2020 results. The increase for the nine months ended September 30, 2020 was primarily attributable to the following: (1) an increase of $16.5 million in commission expense due to the 22.0% increase in home sales revenues, (2) an increase of $8.8 million in our estimate of bonuses for 2020 as a result of our year to date results, and (3) an increase of $3.0 million in our stock-based compensation expense.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2020 estimated annual effective tax rate of 23.4% is driven by our blended federal and state statutory rate of 25.1%, and certain other permanent differences between GAAP and tax which decreased our rate by 1.7%.

For the nine months ended September 30, 2020, our estimated annual rate of 23.4% was impacted by discrete items which had a net impact of decreasing our rate by 0.1%, including excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2020 and 2019, we recorded income tax expense of $15.1 million and $7.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded income tax expense of $34.7 million and $19.0 million, respectively.

Segment Assets

(Dollars in thousands)

	September 30,	December 31,	Increase (Decrease)
	2020	2019	Amount	Change
West	$542,622	$610,248	$(67,626)	(11.1)%
Mountain	708,076	635,201	72,875	11.5%
Texas	202,177	232,887	(30,710)	(13.2)%
Southeast	360,424	441,818	(81,394)	(18.4)%
Century Complete	170,126	244,827	(74,701)	(30.5)%
Financial Services	299,887	254,282	45,605	17.9%
Corporate	308,049	80,704	227,345	281.7%
Total assets	$2,591,361	$2,499,967	$91,394	3.7%

Total assets increased by $91.4 million, or 3.7%, to $2.6 billion at September 30, 2020 as compared to December 31, 2019. The increase is driven by a 281.7% increase in corporate assets related to excess cash generated partially offset by a decrease in inventories across our markets, which are both attributable to our record home sales during the current year period.

Lots owned and	September 30, 2020			December 31, 2019			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,299	2,287	5,586	3,133	1,413	4,546	5.3%	61.9%	22.9%
Mountain	6,762	6,295	13,057	4,771	7,949	12,720	41.7%	(20.8)%	2.6%
Texas	3,308	4,094	7,402	3,326	2,278	5,604	(0.5)%	79.7%	32.1%
Southeast	3,571	5,046	8,617	4,160	3,827	7,987	(14.2)%	31.9%	7.9%
Century Complete	3,027	7,274	10,301	3,324	4,761	8,085	(8.9)%	52.8%	27.4%
Total	19,967	24,996	44,963	18,714	20,228	38,942	6.7%	23.6%	15.5%

Of our total lots owned and controlled as of September 30, 2020, 44.4% were owned and 55.6% were controlled, as compared to 48.1% owned and 51.9% controlled as of December 31, 2019.

Other Homebuilding Operating Data

	Three Months Ended				Nine Months Ended
Net new home contracts	September 30,		Increase		September 30,		Increase (Decrease)
	2020	2019	Amount	% Change	2020	2019	Amount	% Change
West	470	235	235	100.0%	1,195	767	428	55.8%
Mountain	653	419	234	55.8%	1,741	1,290	451	35.0%
Texas	411	260	151	58.1%	1,135	733	402	54.8%
Southeast	660	494	166	33.6%	1,742	1,250	492	39.4%
Century Complete	1,010	638	372	58.3%	2,443	2,046	397	19.4%
Total	3,204	2,046	1,158	56.6%	8,256	6,086	2,170	35.7%

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2020 increased by 1,158 homes, or 56.6%, to 3,204, compared to 2,046 for the same period in 2019. Net new home contracts for the nine months ended September 30, 2020 increased by 2,170 homes, or 35.7%, to 8,256, compared to 6,086 for the same period in 2019. The increases in our net new home contracts were primarily driven by stronger sales across all of our segments as the homebuilding industry continued to experience positive trends. Since market conditions and future impacts from COVID-19 remain uncertain, it is difficult to predict our future net new home contracts.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and nine months ended September 30, 2020 by segment are included in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	% Change
West	8.7	3.7	5.0	135.1%
Mountain	5.6	3.0	2.6	86.7%
Texas	7.6	4.6	3.0	65.2%
Southeast	6.3	3.8	2.5	65.8%
Century Complete	N/A	N/A	N/A	N/A
Total	6.6	3.6	3.0	83.3%

	Nine Months Ended September 30,		Increase
	2020	2019	Amount	% Change
West	7.4	4.1	3.3	80.5%
Mountain	5.0	3.1	1.9	61.3%
Texas	7.0	4.3	2.7	62.8%
Southeast	5.5	3.2	2.3	71.9%
Century Complete	N/A	N/A	N/A	N/A
Total	5.9	3.5	2.4	68.6%

During the three and nine months ended September 30, 2020, our absorption rates increased by 83.3% and 68.6%, respectively, to 6.6 and 5.9 per month, respectively, as compared to the same periods in 2019.  These increases are attributable to historically low interest rates and strong demand for new homes during current year periods, in particular during the three months ended September 30, 2020.

Selling communities at period end	As of September 30,		Increase/(Decrease)
	2020	2019	Amount	% Change

West	18	21	(3)	(14.3)%
Mountain	39	46	(7)	(15.2)%
Texas	18	19	(1)	(5.3)%
Southeast	35	43	(8)	(18.6)%
Century Complete	N/A	N/A	N/A	N/A
Total	110	129	(19)	(14.7)%

N/A – Not Applicable

Our selling communities decreased to 110 communities at September 30, 2020 as compared to 129 at September 30, 2019. As Century Complete does not sell homes by community, but through studios and online, there are no communities or absorptions presented for that segment.

Backlog

(Dollars in thousands)

	As of September 30,
	2020			2019			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	535	$291,905	$545.6	302	$153,626	$508.7	77.2%	90.0%	7.3%
Mountain	787	348,908	443.3	523	230,203	440.2	50.5%	51.6%	0.7%
Texas	459	141,044	307.3	288	79,536	276.2	59.4%	77.3%	11.3%
Southeast	951	346,323	364.2	684	243,712	356.3	39.0%	42.1%	2.2%
Century Complete	967	181,269	187.5	949	147,779	155.7	1.9%	22.7%	20.4%
Total / Weighted Average	3,699	$1,309,449	$354.0	2,746	$854,856	$311.3	34.7%	53.2%	13.7%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At September 30, 2020, we had 3,699 homes in backlog with a total value of $1,309.4 million, which represents an increase of 34.7% and 53.2%, respectively, as compared to September 30, 2019. The increase in backlog dollar value is primarily attributable to the increases in backlog units and a 13.7% increase in the backlog average sales price.

Supplemental Guarantor Information

Our 5.875% senior notes due 2025 and 6.750% senior notes due 2027 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our financial services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. In addition, our former 6.875% senior notes due 2022 which were extinguished during the second quarter of 2019, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. As of September 30, 2020, Century Communities, Inc. had outstanding $900.0 million in total principal amount of Senior Notes.

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

On March 2, 2020, the SEC adopted amendments to Rules 3-10 and 3-16 of Regulation S-X, under Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Rule 33-10762”), that reduce and simplify the financial disclosure requirements applicable to registered debt offerings for guarantors and issuers of guaranteed securities (which we previously included within the notes to our financial statements in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q). The amendments under Rule 33-10762 are effective January 4, 2021, but voluntary compliance is permitted in advance of the effective date. We adopted the new disclosure requirements permitted under Rule 33-10762, beginning with the three and six month period ending June 30, 2020.

The following summarized financial information is presented for Century Communities, Inc. and the Guarantor Subsidiaries on a combined basis after eliminating intercompany transactions and balances among Century Communities, Inc. and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from Non-Guarantor Subsidiaries.

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	September 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$222,230	$1,577
Cash held in escrow	26,275	35,308
Accounts receivable	26,763	27,690
Inventories	1,872,337	1,995,549
Prepaid expenses and other assets	88,756	110,860
Property and equipment, net	30,557	34,870
Deferred tax assets, net	12,775	10,589
Goodwill	30,395	30,395
Total assets	$2,310,088	$2,246,838
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$47,687	$83,840
Accrued expenses and other liabilities	274,819	201,617
Intercompany loan payable	17,600	—
Notes payable	895,867	896,704
Revolving line of credit	—	68,700
Total liabilities	1,235,973	1,250,861
Stockholders’ equity:	1,074,115	995,977
Total liabilities and stockholders’ equity	$2,310,088	$2,246,838

Summarized Statement of Operations Data (in thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019

Total homebuilding revenues	2,105,880	2,492,649
Total homebuilding cost of revenues	(1,737,142)	(2,048,371)
Selling, general and administrative	(246,131)	(301,525)
Loss on debt extinguishment	—	(10,832)
Inventory impairment and other	(1,691)	(4,783)
Other income (expense)	(3,113)	(5,353)
Income before income tax expense	117,803	121,785
Income tax expense	(27,449)	(16,929)
Net income	90,354	104,856

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2020 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving line of credit, and from time to time proceeds from sales of our common stock, including under our current at-the-market facility, and debt securities to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

In response to the COVID-19 pandemic, we took certain measures to ensure we are positioned with cash flow and liquidity to endure an extended period of lower demand for our homes, should it arise. Specifically commencing in mid-March of 2020, we slowed our land development activities and instituted a variety of actions designed to reduce our operating expenses, including a reduction in the size of our workforce through a targeted layoff in April 2020. In addition, given the uncertainty surrounding the COVID-19 pandemic, we initially increased our borrowings under our revolving line of credit during the end of the first quarter of 2020 and into the beginning of the second quarter of 2020 as a proactive measure in order to expand our financial flexibility at that time. We repaid these borrowings during the second quarter of 2020 in light of our second quarter 2020 operating results and to decrease our interest expense. As of September 30, 2020, we continued to have no amounts outstanding under our revolving line of credit.

We increased our land acquisition and development activities during the third quarter, which resulted in 44,963 lots owned and controlled at September 30, 2020, a 29.1% increase as compared to June 30, 2020

Our Financial Services operations use funds generated from operations and availability under our mortgage repurchase facilities to finance operations including originations of mortgage loans to our homebuyers.

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

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic, its impact on the macro-economy, and market conditions at the time. While the impact of the COVID-19 pandemic will continue to evolve, we believe we are well positioned from a cash and liquidity standpoint to not only operate in an uncertain environment, but also continue to grow with the market, pay down debt and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Revolving Line of Credit

We are party to an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries (which we refer to as the “Amended and Restated Credit

Agreement”), which, as amended most recently on December 13, 2019, provides us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, will mature on April 30, 2023. Our obligations under the Amended and Restated Credit Agreement are guaranteed by certain of our subsidiaries. The Amended and Restated Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. These covenants are measured as defined in the Amended and Restated Credit Agreement and are reported to the lenders quarterly. Borrowings under the Amended and Restated Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum.

As of September 30, 2020, we had no amounts outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”) provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275 million, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2020, we had $173.4 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three and nine months ended September 30, 2020, we incurred interest expense on the repurchase facilities of $0.8 million and $2.0 million, respectively. During the same periods in 2019, we incurred interest expense on the repurchase facilities of $0.6 million and $2.1 million, respectively. Interest expense on mortgage repurchase facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, had all $100 million available for sale as of September 30, 2020.  We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, we sold and issued an aggregate of 0.8 million and 0.9 million, respectively, shares of our common stock under the previous distribution agreement, which provided gross proceeds of $23.7 million and $26.5 million, respectively, and in connection with such sales, paid total commissions and fees to the sales agents of $0.6 million and $0.7 million, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of September 30, 2020, and December 31, 2019, we had $360.1

million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,736	$494,307
5.875% senior notes, due July 2025(1)	396,644	396,120
Other financing obligations	4,487	6,277
Notes payable	895,867	896,704
Revolving line of credit, due April 2023	—	68,700
Mortgage repurchase facilities	173,415	174,095
Total debt	$1,069,282	$1,139,499

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 7, 2020. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may or may not be material during any particular reporting period.

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

During the three and nine months ended September 30, 2020, we did not repurchase any shares of common stock. During the three months ended September 30, 2019, we did not repurchase any shares of common stock while during the nine months ended September 30, 2019, we repurchased 83,000 shares of common stock under this program for approximately $1.4 million. The maximum number of shares available to be purchased under the stock repurchase program as of September 30, 2020 is 3,812,939.

Cash Flows— Nine months Ended September 30, 2020 Compared to the Nine months Ended September 30, 2019

For the nine months ended September 30, 2020 and 2019, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single family attached and detached homes and the origination of mortgages held for sale.  During the nine months ended September 30, 2020 and 2019, we generated $315.8 million and used $149.0 million in cash from operations, respectively.  The increase in cash provided by operations is primarily a result of a $54.7 million increase in net income and comparatively favorable changes in assets and liabilities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

•Net cash used in investing activities decreased to $6.6 million during the nine months ended September 30, 2020, compared to $11.6 million used during the same period in 2019. The decrease was primarily related to less purchases of property and equipment.

•Net cash used in financing activities was $76.8 million during the nine months ended September 30, 2020, compared to $165.7 million provided by financing activities during the same period in 2019. The change for the nine months ended September 30, 2020 was primarily attributable to a $145.0 million increase in net payments under our revolving line of credit and a $108.1 million decrease in proceeds from issuance and extinguishments of senior notes.

As of September 30, 2020, our cash and cash equivalents and restricted cash balance was $290.9 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2020, we had outstanding purchase contracts and option contracts for 24,996 lots with a total purchase price of approximately $999.4 million and had $31.3 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contracts occurring in future periods, if at all.

Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics.

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of September 30, 2020, and December 31, 2019, we had $360.1 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Contractual Obligations

For the three and nine months ended September 30, 2020, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on February 7, 2020.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2020, and 2019. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) loss on debt extinguishment, (v) inventory impairment and other, (vi) depreciation and amortization expense, and (vii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net income	$49,764	$27,024	84.1%	$114,340	$59,636	91.7%
Income tax expense	15,121	7,816	93.5%	34,736	19,031	82.5%
Interest in cost of home sales revenues	19,050	14,258	33.6%	51,429	41,499	23.9%
Interest expense (income)	(182)	—	NM	(1,029)	15	(6,960.0)%
Depreciation and amortization expense	3,245	3,597	(9.8)%	10,088	9,793	3.0%
EBITDA	86,998	52,695	65.1%	209,564	129,974	61.2%
Loss on debt extinguishment	—	—	NM	—	10,832	NM
Inventory impairment and other	—	—	NM	1,691	—	NM
Restructuring costs	—	—	NM	1,584	—	NM
Purchase price accounting for acquired work in process inventory	—	—	NM	—	1,724	NM
Adjusted EBITDA	$86,998	$52,695	65.1%	$212,839	$142,530	49.3%

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

	September 30,	December 31,
	2020	2019
Total homebuilding debt	$895,867	$965,404
Total stockholders' equity	1,184,957	1,061,699
Total capital	$2,080,824	$2,027,103
Homebuilding debt to capital	43.1%	47.6%

Total homebuilding debt	$895,867	$965,404
Cash and cash equivalents	(288,341)	(55,436)
Cash held in escrow	(26,275)	(35,308)
Net homebuilding debt	581,251	874,660
Total stockholders' equity	1,184,957	1,061,699
Net capital	$1,766,208	$1,936,359

Net homebuilding debt to net capital	32.9%	45.2%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net income	$49,764	$27,024	$114,340	$59,636
Denominator
Weighted average common shares outstanding - basic	33,350,633	30,587,487	33,299,768	30,378,860
Dilutive effect of restricted stock units	380,619	318,748	256,882	262,334
Weighted average common shares outstanding - diluted	33,731,252	30,906,235	33,556,650	30,641,194
Earnings per share:
Basic	$1.49	$0.88	$3.43	$1.96
Diluted	$1.48	$0.87	$3.41	$1.95

Adjusted earnings per share
Numerator
Income before income tax expense	$64,885	$34,840	$149,076	$78,667
Inventory impairment and other	—	—	1,691	—
Restructuring costs	—	—	1,584	—
Loss on debt extinguishment	—	—	—	10,832
Purchase price accounting for acquired work in process inventory	—	—	—	1,724
Adjusted income before income tax expense	64,885	34,840	152,351	91,223
Adjusted income tax expense(1)	(15,121)	(7,816)	(35,499)	(22,069)
Adjusted net income	49,764	27,024	116,852	69,154

Denominator - Diluted	33,731,252	30,906,235	33,556,650	30,641,194

Adjusted diluted earnings per share	$1.48	$0.87	$3.48	$2.26

(1)The tax rate used in calculating adjusted net income for the three and nine months ended September 30, 2020 was 23.3%, which is reflective of the Company’s GAAP tax rate for the applicable period, as adjusted for certain discrete items. For the three and nine months ended September 30, 2019 the tax rate utilized was 22.4% and 24.2%, respectively, representing our GAAP tax rate adjusted for certain discrete items.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2020, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the financial statement close for the quarter ended September 30, 2020, certain accounting and finance employees worked remotely due to the COVID-19 pandemic. All internal control over financial reporting continued as in the past, but with certain necessary documentation changes in light of the remote working environment for certain personnel. There were no changes during the third quarter of 2020 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In response to the pandemic and these government restrictions, Century has shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. As of the date of this filing, construction and sale of residential real estate has been determined to be an essential business, and accordingly our operations have been exempted from the applicable health orders. We are uncertain as to how long these restrictions will remain in place and whether the COVID-19 public health effort will be intensified to further restrict our business. While these circumstances did not materially adversely affect our second or third quarter 2020 financial results, we recognize that the long term macro-economic effects could ultimately impact the homebuilding industry and our business and future operating results.

The adverse effect of the COVID-19 pandemic on the broader economy could negatively impact demand for new homes. Despite strong demand and sales during the second and third quarter of 2020, continued demand for our homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors. This impact on demand for our homes could adversely affect our operating results in future periods. In addition, a decline in our home building operations would have a direct effect on the origination volume of and revenues from our Financial Services segment.

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

Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot predict whether housing market conditions existing at that time will continue. For example, while rising interest rates and tightening affordability created an industry-wide deceleration in housing growth during the second half of 2018 and into 2019, this deceleration reversed during the remainder of 2019 due in part to reduced mortgage rates. More recently, as a result of the COVID-19 pandemic, beginning in mid-March 2020, we began to experience a decrease in demand for our homes which reversed course in May and June of 2020. Despite overall strong demand and sales during the second and third quarter of 2020, continued demand for our homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

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

In the event these economic and business factors occur, we could experience a decline in the demand and pricing for our homes, an increase in customer cancellations, an increase in selling concessions and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. The current COVID-19 pandemic has led to weakened economic conditions that have resulted in an economic slowdown and recession. A significant or sustained downturn in the homebuilding market would likely have an adverse effect on our business and results of operations for multiple years.

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

In the United States, the unemployment rate was 3.5% as of the end of December 2019, according to the U.S. Bureau of Labor Statistics. As a result of impacts from the COVID-19 pandemic and efforts to contain it, the unemployment rate increased to 7.9% as of the end of September 2020 and it is uncertain how quickly the unemployment rate will improve or if it will further deteriorate. People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

Our Financial Services segment could be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancing.

Approximately 98.3% and 81.5% of the mortgage loans made by our Financial Services segment in 2019 and for the nine months ended September 30, 2020, respectively, were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. As a result of the COVID-19 pandemic, beginning in mid-March 2020, we began to experience a decrease in demand for our homes which reversed course in May and June of 2020. Despite overall strong demand and sales during the second and third quarter of 2020, continued demand for our homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective on April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017 (File No. 001-36491))

10.1

Amended and Restated Employment Agreement, effective as of July 28, 2020, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-36491))

10.2

Amended and Restated Employment Agreement, effective as of July 28, 2020, between Century Communities, Inc. and Robert J. Francescon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-36491))

10.3

Amended and Restated Employment Agreement, effective as of July 28, 2020, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-36491))

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

Century Communities, Inc.

Date: October 28, 2020	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: October 28, 2020	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: October 28, 2020	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: October 28, 2020	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)