Form 10-K
period 2020-12-31
Century Communities, Inc.
filed 2021-02-05
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020 was approximately $892.6 million based on the closing price of $30.66 per share as reported on the New York Stock Exchange on June 30, 2020.

As of January 25, 2021, the registrant had 33,353,896 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

•the impact of the novel strain of coronavirus, or COVID-19, pandemic on our business operations;

•economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•a downturn in the homebuilding industry, including a reduction in demand or a decline in real estate values or market conditions resulting in impairment of our assets;

•changes in assumptions used to make industry forecasts, population growth rates or trends affecting housing demand or prices;

•volatility and uncertainty in the credit markets and broader financial markets;

•our future operating results and financial condition;

•our business operations;

•changes in our business and investment strategy;

•availability of land to acquire, and our ability to acquire such land on favorable terms or at all;

•availability, terms and deployment of capital;

•availability or cost of mortgage financing or an increase in the number of foreclosures in the market;

•shortages of or increased prices for labor, land or raw materials used in housing construction or utility and resource shortages;

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

•the impact and cost of compliance with evolving environmental, health and safety and other laws and regulations and third-party challenges to required permits and other approvals and potential legal liability in connection therewith;

•the degree and nature of our competition;

•our ability to continue to fund and succeed in our mortgage lending business and the additional risks involved in that business;

•our leverage and debt service obligations;

•availability of qualified personnel and contractors and our ability to retain our key personnel; and

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

Overview

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

Our Century Communities brand targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. On February 6, 2020, in order to better align with our Century brand, we announced the rebranding of Wade Jurney Homes to Century Complete. We believe this rebranding will assist in showcasing the value proposition to potential buyers. The newly positioned Century Complete brand will operate similarly to Wade Jurney Homes, adopting its business strategy and continuing to provide comparable offerings. Our Century Complete brand targets first time homebuyers, primarily sells homes through retail studios and over the internet, and provides no option or upgrade opportunities. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete.  Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our home buyers have been identified as our Financial Services segment.

Since our initial public offering in 2014, we have expanded geographically through the acquisitions of other homebuilders and organic entrance into new markets. We are one of the largest homebuilders in the United States and our common shares trade on the New York Stock Exchange under the symbol “CCS.” As of December 31, 2020, we operated in the 17 states and 28 markets depicted below.

We operate our homebuilding operations within the following five reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Iowa, Michigan, North Carolina, Ohio, South Carolina, and Texas)

We have also identified our Financial Services operations, which provide mortgage, title, and insurance services to our and other homebuyers, as a sixth reportable segment. Our Corporate operations are a non-operating segment, as it serves to support our homebuilding, and to a lesser extent our financial services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments. See Note 2 – Reporting Segments in the Notes to the Consolidated Financial Statements for further detail on our reportable segments.

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

The homebuilding industry started to experience slowing sales trends in mid-March through April of 2020 at the outset of the widespread uncertainty concerning the pandemic. However, home sales began to rebound in May and June of 2020, which continued throughout the remainder of 2020.

During the second half of 2020, the homebuilding industry enjoyed advantageous macro-economic conditions. These conditions included an increase in demand for new housing, particularly entry-level housing, as a result of the COVID-19 pandemic, which accelerated the trend of migration out of high-density urban areas and into suburban areas, historically low interest rates on mortgage products, including rates on 30-year fixed mortgages, which decreased over 100 basis points during the year to 2.68% as of December 31, 2020, a low supply of available inventories and positive demographic trends. These conditions, coupled with our strategy to focus on entry-level housing, resulted in a positive sales environment, which we leveraged in 2020 to increase net new home contracts by 37.7% to 10,822, and an average absorption rate (the rate at which home orders are contracted, net of cancellations) per community of 4.6 per month, an increase of 48.4%, in each case over 2019.

The increase in demand has also resulted in increased prices for and shortages of labor, land and raw materials, including in particular lumber. During 2020, we successfully offset most of these cost increases through increases in our selling prices.

Positive macro-economic conditions, along with our operating efficiencies, business strategy and geographic expansion through the acquisition of other homebuilders and organic entrance into new markets has resulted in significant increases in total revenues and net income over the last five years of 218% and 312%, respectively, as outlined below:

TOTAL REVENUE
($MM)
+218%
$994
$1,424
$2,147
$2,536
$3,161
2016
2017
2018
2019
2020

NET INCOME
($MM)
+312%
$50
$50
$96
$113
$206
2016
2017
2018
2019
2020

Homebuilding Operations

Strategy

Our strategy is focused on increasing the returns on our inventory while generating strong profitability. In general, we are focused on the following initiatives:

•Maintaining a strong balance sheet and prudent use of leverage;

•While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments;

•Preferring building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and a shortened time period from home sale to home delivery, thus allowing us to more appropriately price the home;

•Maintaining a strong pipeline of future land holdings, including favoring lot option contracts to manage our risk to land holdings;

•Increasing our market share within our existing markets through organic growth and/or acquisitions of other homebuilders already operating in the market;

•Expanding into new markets that meet our underwriting criteria either through organic start-up operations or through acquisitions of existing homebuilders; and

•Controlling costs, including costs of home sales revenue and selling, general and administrative expenses, and generating further efficiencies, including through the increased reliance on digital marketing and direct outreach to potential customers through our website and digital tools, to achieve increased profitability.

Our operating strategy has resulted in significant growth in revenue and income before income taxes over the last five years, and we believe it will continue to produce positive results. We expect our operating strategy will continue to adapt to market changes, and we cannot provide any assurance that our strategies will continue to be successful.

The core of our business plan is to acquire land strategically, based on our understanding of population growth patterns, local markets, entitlement restrictions and infrastructure development. We focus on locations within our markets that are generally characterized by diverse economic and employment bases and demographics and increasing populations. We believe these conditions create strong demand for new housing, and these locations represent what we believe to be attractive opportunities for long-term growth. We also seek assets that have desirable characteristics, such as good access to major job centers, schools, shopping, recreation and transportation facilities, and we strive to offer a broad spectrum of product types in these locations. Location, product, price point and customer service are key components of the connection we seek to establish with each individual homebuyer. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, from entry-level to first- and second-time move-up buyers and lifestyle homebuyers. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

Land acquisition process

We acquire land for our homebuilding operations with the primary intent to construct single-family detached or attached homes for sale on the acquired land. From time to time we may sell land to other developers and homebuilders where we have excess land positions. We generally acquire land for cash, either through bulk acquisitions of land or through option contracts. Option contracts are generally structured where we have the right, but not the obligation, to buy land at predetermined prices on a defined schedule. Potential land acquisitions are identified by our local management within the markets in which we operate. We typically purchase lots for our Century Communities brand which range in status at acquisition from fully entitled for residential construction but requiring installation of streets, common areas, and wet and dry utilities to lots which are fully entitled and developed and immediately available for permitting and construction of the residence. For lots requiring development work, we negotiate, contract for, and oversee the work performed by subcontractors internally, and in some limited cases, we may hire a third-party general contractor for these services. For our Century Complete brand, we typically purchase lots which are immediately available for permitting and construction of the residence. Our land acquisition process typically includes soil tests, independent environmental studies, other engineering work and financial analysis which include an evaluation of expected returns, projected gross margins, estimated sales paces and pricing. Potential land acquisitions are approved by our Corporate office above established limits to ensure appropriate capital allocations taking into consideration current and projected inventory levels and risk adjusted returns.

We strive to increase the number of lots we own and control across our markets in order to support future increases in the number of our home deliveries, while also maintaining a balance between the number of owned lots as compared to lots we control through option contracts. This balance allows us flexibility to adjust to local market conditions as they develop. This strategy has resulted in an owned and under control lot position of 49,965 as of December 31, 2020, of which 42% were owned and 58% were controlled through option contacts. Our owned and controlled lot position since 2016 and our owned and controlled lot position by segment as of December 31, 2020 are outlined below.

Design and construction

We engage architects, engineers and other professionals in connection with the home design process who are familiar with local market preferences, constraints, conditions and requirements. We serve as the general contractor, with all construction work typically performed by subcontractors. While we maintain long-standing relationships with many of our subcontractors and design professionals, we typically do not enter into long-term contractual commitments with them and as a result may be subject to shortages of qualified and skilled labor. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to coincide with the needs of targeted homebuyers.

When constructing homes, we use various construction materials and components including lumber, steel and concrete. It has typically taken us four to eight months or more in some instances to construct a home. While we attempt to contract for all input costs of the home at the start of construction, it is not always possible to do so. In those instances, labor and materials are subject to price fluctuations during the construction period. Such price fluctuations are caused by several factors, among them seasonal variation in availability and demand for labor and materials. We may experience shortages in the availability of materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, and/or reduced gross margins from home sales.

We are dependent upon building material suppliers for a continuous flow of certain materials. Whenever possible, we utilize standard products available from multiple sources and utilize our buying power and relationships throughout the supply chain to ensure availability of products. We may also contract on a national level, directly with suppliers in many instances, to ensure availability and competitive prices of key materials. In the past, necessary labor and materials have been generally available to us in adequate supply.

We design and engineer our homes for energy efficiency to reduce the impact on the environment and lower energy costs to our homeowners.

Homebuilding marketing and sales process – Century Communities brand

Our Century Communities brand has a focus on affordable housing options in each market but builds an extensive range of home types across a variety of price points.

In many of our communities, we provide our customers with customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor master bedroom suites to appeal to broad design needs, while often offering homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

We sell our homes through our own sales representatives often with the assistance of independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. In addition, in response to the COVID-19 pandemic and government restrictions, during 2020, we shifted our sales process to offer additional virtual online tours and appointments and where permitted, appointment only in-person meetings that comply with social distancing and other health and safety requirements and protocols. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes where available and the selection of available options. Sales personnel are trained by us and generally have had prior experience selling new or resale homes in the local market.

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

Homebuilding marketing and sales process – Century Complete brand

Our Century Complete brand primarily sells homes through our own sales representatives located in retail locations which we refer to as studios, as opposed to model homes; however, model and vignetted homes are used in certain instances. We lease our studios within strip malls or other high traffic retail centers, located centrally to our homes under construction. Our studios are generally leased for a period of three years and average approximately 1,500 square feet. We also sell homes directly through our Century Complete website and utilize the services of independent real estate brokers in many cases.

Our Century Complete brand often competes with resales as well as other new home builders within the submarkets in which we operate. We are often able to offer a new home offering to our customers at prices that are lower than other new home offerings. Our philosophy is to be the price leader through providing a limited number of floor plans, with no options or upgrades offered. Our advertising and marketing efforts are focused on cost effective means of reaching potential customers including centralized digital marketing, and direct outreach to independent real estate brokers. Our goal is to leverage our studios, and advertising and marketing efforts to generate homebuyer leads, which are then actively pursued by our sales associates.

Customer experience

Our goal is to provide a positive experience to our homeowners by actually engaging them in the homebuying and homeowning processes. We pay particular attention to the product design process and carefully consider choice of materials in order to attempt to eliminate building deficiencies. We maintain customer service staff whose role includes providing a positive experience for each customer throughout the homebuying process and beyond. This group is also responsible for providing after sales customer service. Our customer service initiatives include using customer survey results to improve our standards of customer satisfaction. Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems from the time of closing through the statute of repose with the states we operate in, or ten years, whichever is shorter. The subcontractors who perform most of the actual construction also provide to us customary warranties on workmanship.

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

Financial Services Operations

We offer home financing for our customers and other homebuyers through our wholly owned subsidiary, Inspire Home Loans, Inc. (which we refer to as “Inspire”). Inspire is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration-insured (“FHA”), and Department of Veterans Affairs-guaranteed (“VA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title and home owners insurance services through our wholly owned subsidiaries, Parkway Title, LLC (which we refer to as “Parkway”) and IHL Home Insurance Agency, LLC (which we refer to as “IHL”). These operations along with Inspire collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, and IHL provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title and insurance needs.

The results of operations of our Financial Services operating segment are primarily driven by the results of Inspire. Because Inspire originates mortgage loans primarily for our homebuilding customers, Inspire is dependent on our homebuilding operations and its results of operations are highly correlated with our homebuilding operations, and to a lesser degree the overall market demand for mortgages.

Our Financial Services segment generated income before income tax of $48.5 million for the year ended December 31, 2020, a 353.9% increase over the prior year. The increase was driven by the year over year increase in the number of mortgages originated of 98% to 6,918 for the year ended December 31, 2020, coupled with increasing spreads on loans sold to third parties as a result of the demand for mortgages. The increase in the number of mortgages originated was due to an increase in our capture rate from 43% for the year ended December 31, 2019 to 64% for the year ended December 31, 2020 and the increase in the number of homes delivered by our Century Communities and Century Complete brands year over year.

Inspire sells substantially all of the loans it originates, either as whole loans, or with servicing retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. This strategy results in owning the loans for only a short period of time. After the loans are sold, Inspire may be responsible for potential losses associated with mortgage loans originated and sold in the event of errors or omissions relating to customary industry-standard representations and warranties made by Inspire that the loans met certain requirements. Representations include underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loans.

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

Human Capital Resources

Employees

The total number of full-time employees as of December 31, 2020 was 1,403, which includes 226 employees related to our Financial Services segment and 1,177 employees related to our corporate and homebuilding operations. Within our homebuilding operations, the majority of our employees are related to our construction and sales functions, which totaled 241 and 283 employees, respectively, as of December 31, 2020.

We believe our employees have and will continue to be a primary reason for our growth and success.  We place a focus on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees pay and benefits packages, which we believe are competitive with others throughout our industry, as well as within the local markets in which we operate. Compensation packages for our employees generally include competitive base pay and the opportunity to receive periodic bonus payments which are tied to individual employee performance.  Additionally, for certain employees critical to the management of our operations, we provide long-term incentive compensation, in the form of restricted stock units, which typically vest over a three year period.  We believe this compensation structure provides our employees with competitive pay and aligns individual performance with Company success.

We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use may have employees who are represented by labor unions.

Training

In accordance with our Commitment to Training and Professional Development, Century trains its employees in a variety of areas, including company policies, anti-harassment, anti-discrimination, sales, retirement and financial wellness planning, and safety. On an individual level, we are committed to providing employees with the feedback necessary to improve their performance, reviewing expectations of their position, and fostering growth in their current role.

Diversity, inclusion, and ethics

As set forth in our Commitment to Diversity and Inclusion, we are committed to hiring and supporting a diverse and inclusive workforce. Among other programs, all new employees are required to take one of two trainings related to anti-harassment and anti-discrimination. Further, all employees are trained on anti-harassment and anti-discrimination every two years or more often if more frequent intervals are required by state law. We are committed to equal opportunity from the time a position becomes open, and are committed to pay equity, a core element of our pay-for-performance strategy.

Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind.

Health and safety

We are committed to workplace health and safety, as outlined in our Labor Rights Policy. Safety is promoted through designated lead Safety Officers, who promote and maintain Occupational Safety and Health Administration compliance. Additionally, Century conducts monthly safety audits, as well as third-party safety inspections, to ensure our construction operations are safe. Century also provides safety training through webinars, classroom settings, field onsite forums, trade toolbox talks, and one-on-one mentoring with third-party safety auditors.

The health of our employees and others is also critical to our workplace. During 2020, in response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers, homeowners and trade partners. These procedures include complying with social distancing and other health and safety standards as required by federal, state, and local government agencies. Additionally, we modified the way in which we conduct many aspects of our business to reduce the amount of in-person contact and interactions. We significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Our teams across all facets of the Company were able and continue to adapt to these changes in our work environment and have successfully managed our business during the pandemic.

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

ITEM 1A.RISK FACTORS.

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of the material risks facing the Company. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the circumstances described in the risk factors discussed in this Form 10-K actually occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected. If this were to occur, the trading price of our securities could decline significantly and stockholders may lose all or part of their investment.

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

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors that follow.

Risks Related to the Housing Market and General Economic Conditions

•We are subject to demand fluctuations in the housing industry.

•Adverse changes in general economic conditions, including inflation, unemployment rates, interest rates, and availability of financing, and changing home buying patterns and trends could reduce demand for our homes.

•Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels at reasonable prices and to successfully manage our land and lot inventory.

•Our geographic concentration and changes to the population growth rates in our markets could adversely affect our business.

•The COVID-19 pandemic could adversely impact our business, operating results and financial condition.

Risks Related to the Homebuilding and Real Estate Industries

•Our operating results are dependent on our ability to develop our communities successfully and within expected timeframes and to maintain good relations with the residents of our communities.

•We face risks regarding utility, resource and raw material shortages and prices.

•We are subject to potential liability for health and safety incidents and product liability and warranty claims, which may exceed our insured limits.

•The homebuilding industry is cyclical, seasonal and competitive.

•Real estate investments are risky and dependent upon our ability to successfully manage our land acquisitions and development and construction processes.

Risk Related to Our Financial Services Business

•Our mortgage lending business requires substantial capital, which may not continue to be available to us in the amounts we require and at acceptable pricing.

•Our Financial Services segment can be adversely affected by reduced demand for our homes, a slowdown in mortgage refinancings, our inability to sell mortgages into the secondary market or potential liability in connection with such sales.

•Our Financial Services business is competitive.

•Governmental regulation may adversely affect our Financial Services operations.

•A cyber attack or other security breach of our Financial Services business could subject us to significant liability and harm our reputation.

Risks Related to Human Capital Management

•The success of our business is dependent upon highly skilled, competent and key personnel, as well as suitable contractors.

Risks Related to Governmental, Regulatory, Legal and Compliance Matters

•Government regulations and legal challenges may delay the start or completion of our communities, increase our costs and expenses or limit our homebuilding or other activities.

•We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.

•We are subject to liability under various data protection laws, the non-compliance of which could subject us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution.

Risks Related to Environmental Matters

•We are subject to environmental laws and regulations, which may increase our costs, limit the areas in which we can build homes, delay completion of our projects or result in potential liability.

Risks Related to Weather and Climate Change

•Adverse weather and geological conditions may increase our costs, cause project delays and reduce consumer demand for housing.

•Changes in global or regional climate conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of, or restricting, our planned or future growth activities.

Risk Related to Our Prior and Any Future Acquisitions and Joint Venture Investments

•Our prior acquisitions and any future acquisitions, investments and/or disposals involve risks and may result in unexpected costs and unrealized benefits.

•A significant portion of our historical growth has been due to our prior acquisitions and we may not be able to continue to grow through acquisitions or effectively manage our expanded operations.

Risks Related to Our Indebtedness and Liquidity

•Difficulty in obtaining sufficient additional capital at reasonable prices when needed could result in an inability to acquire land for our developments or increased costs and delays in the completion of our development projects.

•We have substantial indebtedness and expect to continue to use leverage in executing our business strategy.

•Interest expense on our debt limits our cash available to fund our growth strategies and we may be unable to generate sufficient cash flows to meet our debt service obligations or comply with our covenants.

Risks Related to Tax Policies and Regulation

•Tax policies and regulation, including in particular any limitation on, or reduction or elimination of, tax benefits associated with owning a home or increases in property and sales taxes, may affect our business.

Risk Related to Possible Conflicts of Interest

•Conflicts of interest may arise as a result of relationships between our Co-Chief Executive Officers and the Company.

Risks Related to Ownership of our Common Stock

•The ownership of our common stock is risky as it is subordinated to our existing and future indebtedness.

•We do not currently pay dividends on our common stock; and, consequently, the ability to achieve a return on investment will depend on stock price appreciation and if a trading market for our common stock is not sustained, the market price could decline.

•Our actual operating results may differ significantly from our guidance, which could cause the market price of our common stock to decline.

General Risk Factors

•We are subject to several other risks of which other public companies are subject, including without limitation, the effect of negative publicity; information technology failures or data security breaches; our ability to change our operational policies, investment guidelines and business and growth strategies without stockholder consent; and our ability to maintain an effective system of internal controls.

Risks Related to the Housing Market and General Economic Conditions

We are subject to demand fluctuations in the housing industry. Any reduction in demand for our homes would adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions existing at that time will continue. For example, while rising interest rates and tightening affordability created an industry-wide deceleration in housing growth during the second half of 2018 and into 2019, this deceleration reversed during the remainder of 2019 due in part to reduced mortgage rates. More recently, as a result of the COVID-19 pandemic, beginning in mid-March 2020, we began to experience a decrease in demand for our homes which began to reverse course in May and June of 2020. Despite overall strong demand and sales during 2020, continued demand for our homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

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

•competition from other real estate investors with significant capital, including other real estate operating companies and developers, institutional investment funds and companies solely focused on single-family rentals; and

•the supply of new or existing homes, including foreclosures, and other housing alternatives, such as apartments and other residential rental property, and the aging of existing housing inventory.

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

In addition, the portion of our customer base that consists of first- and second-time move-up buyers, often purchase homes subject to contingencies related to the sale and/or closing of their existing homes. If these potential buyers face difficulties in selling or closing their homes, whether due to periods of weak economic conditions, oversupply, high interest rates, restrictive mortgage standards or otherwise, our sales may be adversely affected. Moreover, we may need to reduce our sales prices and offer greater incentives to buyers to compete for sales that may result in reduced margins.

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

Future changing home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Our business strategy has historically been to offer homes that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the increased demand for more affordable homes due to generational shifts, affordability concerns, changing demographics and other factors, we have increased our focus on offering more affordable housing options in our markets. We believe that due to anticipated generational shifts, changing demographics and other factors, the demand for more entry-level and affordable homes will increase. This is particularly true in light of future home buyers being motivated to move out of their apartments or confined living areas, often in urban areas, and into more spacious homes, often in nearby suburbs, in anticipation of spending more time at home with the increasing prevalence of remote-working arrangements as a result of the COVID-19 pandemic. Indeed, part of our strategy in acquiring Wade Jurney Homes, which has since been rebranded to Century Complete, was to target first time home buyers with an asset light business model. Our Century Complete brand solely targets entry level price points, sells homes primarily through retail studios and over the internet, and provides no option or upgrade selections. We have also pivoted our Century Communities brand to target more affordable price points as well. No assurance can be provided that our current business strategy to focus on more affordable homes will be effective or that we will successfully anticipate and react to future changing home buying patterns and trends. In addition, if the level of new home demand continues to increase in future periods as a result of changing home buying patterns or trends or otherwise, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels at reasonable prices for residential build-out.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, governmental and municipal restrictions, and other market conditions. There can be no assurance that an adequate supply of homebuilding lots will continue to be available to us on terms similar to those available in the past. If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts. To the extent we are unable to purchase land parcels on a timely basis or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 17 states across the West, Mountain, Texas, Southeast and Midwest U.S. regions. While our operations are geographically diverse, a prolonged economic downturn in one or more of the areas in which we operate could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 6.7% as of the end of December 2020, according to the U.S. Bureau of Labor Statistics. As a result of impacts from the COVID-19 pandemic and efforts to contain it, it is uncertain how quickly the unemployment rate will improve or if it will further deteriorate. People who are not employed, are underemployed or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes. If the home financing market is unstable or contracts, our revenues and results of operations could be adversely affected. A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing or through our Financial Services business. First-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. These buyers are an important source of our demand, especially in light of our Century Complete segment, which targets first time home buyers. A limited availability of home mortgage financing may adversely affect the volume of our home sales and the sales prices we obtain. This environment would also likely adversely affect our Financial Services business.

During the past, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, Federal Housing Administration (which we refer to as the “FHA”) or Veterans Administration (which we refer to as the “VA”) requirements. Fewer loan products and tighter loan qualifications may make it more difficult for certain buyers to finance the purchase of our homes. Additionally, if the federal government were to reduce or eliminate mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it may make it more difficult for our customers to finance the purchase of our homes. These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers, who have historically made up a substantial part of our customers and will likely continue to make up a substantial part of our customers especially in light of our Century Complete segment. Reductions in demand adversely affected our business and financial results during that downturn. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities in the past have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for buyers financing the purchase of our homes. The FHA recently tightened its underwriting standards which affects potential home buyers, including in particular first-time buyers. In addition, in recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks have reduced opportunity for those purchasers. In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions, stricter loan qualification standards, and an increase in minimum down payment requirements. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States. In addition, changes in federal and state regulatory and fiscal policies aimed at aiding the home buying market (including repeal or another limitation of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability or desire to purchase homes.

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

Most of the purchasers of our homes finance their acquisitions with mortgage financing and in many cases obtain their mortgage financing through our Financial Services business. Mortgage interest rates have been near historic lows for the past several years. While interest rates rose during 2018 and the beginning of 2019, they decreased substantially during the remainder of 2019 and remained low throughout 2020. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in sales, adversely affecting our results of operations. Increased interest rates can also decrease homebuyer confidence and hinder our ability to realize our backlog because our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect our operating results.

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

Inflation could adversely affect our business and financial results.

Inflation has adversely affected us by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. In the event of an increase in inflation, we may seek to increase the sales prices of homes in order to maintain satisfactory margins which has to date proven successful. However, an oversupply of homes relative to demand, home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, the cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results.

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

Our backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions, including as a result of state and local law and in certain circumstances, the homebuyer’s inability to sell his or her current home or, the homebuyer’s inability to obtain suitable financing. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

Risks Related to the Homebuilding and Real Estate Industries

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

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices and government imposed tariffs and trade regulations. In particular, shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also be materially and adversely affected during periods of shortages or high inflation. Shortages or increases in the price of raw materials could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts and may not be able to sufficiently increase the price of homes remaining to be sold due to affordability concerns or otherwise. Sustained increases in construction costs may adversely affect our gross margins, which in turn could materially and adversely affect our business, liquidity, financial condition and results of operations.

The cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents. Increases in such costs could also result in higher prices for any product utilizing petrochemicals. These cost increases may have an adverse effect on our operating margins and results of operations. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

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

We have vertically integrated financial services into our business, which has enabled us to provide mortgage, title and insurance services to our homebuyers. Our home buying customers account for a significant portion of our loan production and substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days, either as whole loans or pursuant to a securitization. During 2020, we originated and closed 6,918 loans, with an aggregate total principal amount of $2.0 billion. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $172.3 million at December 31, 2020 and carried a weighted average interest rate of approximately 2.8%. As of December 31, 2020, we had mortgage loans held for sale with an aggregate fair value of $282.6 million and an aggregate outstanding principal balance of $269.6 million. In certain cases, interest rate risks related to these obligations are mitigated by the preselling of loans to investors or through our interest rate hedging program.

There are numerous risks involved with engaging in our mortgage lending business, which risks may be exacerbated for us in light of the fact that we do not have a long history in this business. Because we have limited experience in originating and underwriting home loans, our underwriting standards may not be as stringent as a more traditional lender, and accordingly, we may experience a higher rate of default than lenders who have engaged in the mortgage lending industry for a longer period of time. Moreover, the loans we originate are often to buyers of our homes, so our pool of borrowers is generally less diverse than as is the case with a traditional lender, and thus there could be a higher correlation in the default rate with our borrowers. In addition, because we originate loans to buyers of our homes, there is the risk that we may be more incentivized, compared to more traditional lenders, to lower our underwriting standards in order to close home sales. Should we not be able to establish sufficiently stringent underwriting standards, or if our underwriting standards do not adequately screen quality applicants, the default rate on the loans we originate may be higher, which could have an adverse impact on our results of operations and financial condition, either because the borrowers under loans we own are no longer performing, or because we are required to repurchase or otherwise indemnify purchasers, guarantors or insurers of the loans we sold or securitized. Further, if we face a high default rate on the mortgages we originate, we may be unable to sell mortgages or the pricing we receive upon the sale of mortgages may not meet our expectations. Although we have established reserves for potential losses on mortgage loans we originate and sell or securitize, which we believe are adequate, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

Our mortgage lending business requires substantial capital, which may not continue to be available to us in the amounts we require.

Inspire has mortgage warehouse facilities with Comerica Bank, J.P. Morgan and Wells Fargo. These mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with repurchase facilities of up to an aggregate of $350 million as of December 31, 2020, secured by the mortgage loans financed thereunder. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. The mortgage repurchase facilities must be renewed annually. We expect to renew and extend the term of the Repurchase Facilities with similar terms prior to their maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our Repurchase Facilities may also make it more difficult or costly to sell the mortgages that we originate. As of December 31, 2020, we had $259.1 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Our Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.

Approximately 82% of the mortgage loans made by our Financial Services segment in 2020 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. Despite overall strong demand and sales during 2020, continued demand for our homes is uncertain in light of higher unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in the loans we originate.

We typically sell substantially all of the loans we originate and in many cases the related servicing rights in the secondary mortgage market within a short period of time after origination, generally within 30 days, on a servicing released, non-recourse basis. If we are unable or choose not to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we may have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales on our consolidated statements of operations.

Beginning in mid-2020, due to reduced liquidity in the secondary market related to remedies provided in the Coronavirus Aid, Relief, and Economic Security Act (which we refer to as the CARES Act) to borrowers of residential loans, we began retaining mortgage servicing rights on some of our loan sales. As servicer for these loans, we may have to advance payments to the mortgage-backed securities bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying mortgage-backed securities.

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

Our Financial Services operations are subject to extensive state and federal laws and regulations, which are administered by numerous agencies, including but not limited to the Consumer Financial Protection Bureau, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, USDA, Fannie Mae, and Freddie Mac. These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our Financial Services operations are subject to regular, extensive examinations by the applicable agencies. In addition, the possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.

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

Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our customers or other third-party vendors we rely on, especially with respect to our Financial Services business, could have operational impacts, subject us to significant liability and harm our reputation.

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

In our Financial Services business, we utilize mortgage-backed securities, forward commitments, and investor commitments to protect the value of rate-locked commitments and loans held for sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held for sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also hedge our interest rate exposure through entering into interest rate swap futures. We may obtain additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

Risks Related to Human Capital Management

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

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. An increase in levels of homebuilding in the markets in which we operate has occasionally led to some difficulty in securing the services of skilled tradesmen who are currently in high demand. While we believe that our existing relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all.

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

We rely on third-party contractors in order to perform the construction of our homes, and in many cases, to select and obtain raw materials. We are exposed to various risks as a result of our reliance on these contractors and their respective subcontractors and suppliers, including the possibility of defects in our homes due to improper practices or materials used by contractors or jobsite safety issues, which may require us to comply with our warranty obligations and/or bring a claim under an insurance policy. For example, despite our quality control and jobsite safety efforts, we may discover that our subcontractors were engaging in improper construction or safety practices or installing defective materials in our homes. When we discover these issues, we repair the homes in accordance with our new home warranty and as required by law. We establish warranty and other reserves for the homes we sell based on market practices, our historical experiences, and our judgment of the qualitative risks associated with the types of homes built. However, the cost of satisfying our warranty and other legal obligations in these instances may be significantly higher than our warranty reserves, and we may be unable to recover the cost of repair from such subcontractors. Regardless of the steps we take, we can in some instances be subject to fines or other penalties, and our reputation may be injured.

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

Any of these circumstances could give rise to delays in the start or completion of, or increase the costs of, developing one or more of our communities and building homes. Labor shortages can be more severe during periods of strong demand for housing and pricing for labor can be affected by the factors discussed above and various other national, regional and local economic and political factors. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers and due to affordability concerns. In such circumstances, our operating results, including in particular, our margins, could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

Risks Related to the COVID-19 Pandemic

There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and its related effects will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers, and as a result, our business and future operating results and financial condition.

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. It has resulted in government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and causing weakened economic conditions and an economic slowdown and recession. In response to the pandemic and these government restrictions, we shifted our sales process in 2020 to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. Although as of the date of this filing, our construction and sale of residential real estate activities continue unimpeded and are generally not subject to these government restrictions, no assurance can be provided that this will continue. While these circumstances did not materially adversely affect our 2020 financial results, we recognize that the long term macro-economic effects could ultimately impact the homebuilding industry and our business and future operating results.

There is significant uncertainty regarding the extent to which and how long COVID-19 and its related effects will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which COVID-19 will impact our business and operating results during 2021 will depend on future developments, including the duration and continued spread of COVID-19, the availability and effectiveness of vaccines, and the impact on our customers, trade partners and employees, as well as the U.S. economy, all of which are highly uncertain and cannot be predicted. The adverse effect of COVID-19 on the economy could negatively impact demand for new homes, as well as the origination volume of and revenues from our Financial Services segment. Despite strong demand for and sales of our homes during 2020, continued demand is uncertain in light of high unemployment rates, decreased consumer confidence, decreased availability of credit, and other factors.

The COVID-19 pandemic may have other adverse effects on our business, operating results and financial condition, including:

•availability of employees, their ability to continue to work away remotely and/or under revised work environment protocols, as well as the general willingness of employees to come to and perform work;

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

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the COVID-19 pandemic. This inherent uncertainty, due in part to rapidly changing governmental directives, public health challenges and progress, including the availability and effectiveness of vaccines, and market reactions thereto, makes it challenging for our management to estimate the future performance of our business and plan accordingly. Should the potential adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our homes delivered, average selling prices, net new home contracts, revenues and profitability.

Finally, the impacts from the COVID-19 pandemic and efforts to contain it heighten the risks described in other risk factors in this report.

Risks Related to the Governmental, Regulatory, Legal and Compliance Matters

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding or other activities, which could have a negative impact on our results of operations.

Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, environment, zoning, sales and similar matters apply to and/or affect the housing industry, and the approval of numerous governmental authorities must be obtained in connection with our development activities. These governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements in the markets in which we operate. Restrictive land use regulation and changes in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases, cause us to determine that a property we acquired is not feasible for development. This is particularly true in certain of the markets in which operate, including in particular California, Washington, and parts of Texas, among others.

Municipalities may restrict or place moratoriums on the availability of building permits and utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to build in those municipalities. In addition, we may become subject to various state and local “slow growth” or “no growth” initiatives and other restrictions that could negatively impact the availability of land and building opportunities within those localities.

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

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. Refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements for a description of certain changes in accounting rules and interpretations that may affect our future results of operations. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as asset impairments and contingencies, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

We are subject to liability under various data protection laws, the non-compliance of which could subject us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution.

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act, which became effective on January 1, 2020, and the regulatory regime continues to evolve and is increasingly complex and demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance. In providing Financial Services to customers, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information.

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

Failure by our directors, officers, employees or contractors to comply with applicable laws and regulations and codes of conduct could materially and adversely affect us.

We are required to comply with laws and regulations that govern all aspects of our business including land acquisition, development, home construction, labor and employment, mortgage origination, title and escrow operations, sales and warranty. It is possible that our employees or entities engaged by us, such as subcontractors, could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers could be damaged. In addition, we have adopted a code of business conduct and ethics for our directors, officers and employees. Our adoption of this code and other standards of conduct is not a representation or warranty that all persons subject to this code or standards are or will be in complete compliance. The failure of a director, officer or employee to comply with the applicable code or standards of conduct may result in termination of the relationship and/or adverse publicity, which could materially and adversely affect us.

Risks Related to Environmental Matters

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

Risks Related to Weather and Climate Change

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

Projected climate change, if it occurs, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, there is a variety of new legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions and building codes that impose energy efficiency standards. Government mandates, restrictions, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation or raw material costs, and increased compliance expenses and other financial obligations to meet permitting, land development, or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our results of operations. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on purchasing significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade, tariffs, or other climate related regulations. As a result, climate change impacts, and the laws and land development and home construction standards implemented to address potential climate change concerns, could result in an increase in our costs and have a long-term adverse impact on our business and results of operations. This is a particular concern in the western United States, which have instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.

Risk Related to Our Prior and Any Future Acquisitions and Joint Venture Investments

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

The size of our business has increased significantly during the past several years, in part, due to past acquisitions. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits from these acquisitions.

We have intangible assets, including goodwill, primarily as a result of our prior acquisitions. If these assets become impaired, then our results of operations may be adversely affected.

As of December 31, 2020, we had $30.4 million in goodwill, related primarily to our prior business combinations and acquisitions. If the carrying value of our intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our earnings. For example, as a result of the rebranding of our Wade Jurney Homes brand to Century Complete we recorded an impairment charge of $2.8 million associated with the Wade Jurney Homes trade name during the year ended December 31, 2019. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur, which would adversely affect our results of operations.

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

Risks Related to Our Indebtedness and Liquidity

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

As of December 31, 2020, we had approximately $1.2 billion in outstanding indebtedness, consisting of $500 million outstanding on our 6.750% Senior Notes due 2027, $400 million outstanding on our 5.875% Senior Notes due 2025, $259.1 million in borrowings outstanding under our mortgage repurchase facilities, and $3.3 million outstanding under other financing obligations. As of December 31, 2020, we had all $640 million in availability under our revolving line of credit. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

Our business requires that we be able to continue to finance the development of our residential communities and the extension of mortgage loans by our Financial Services business. One of the ways we do this is with bank borrowings. At December 31, 2020, we had a $640.0 million revolving line of credit, of which no amounts were outstanding. If market conditions strengthen to the point that we need additional funding but we are not able to increase this facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.

Interest expense on our debt limits our cash available to fund our growth strategies.

We pay significant interest expense on our outstanding indebtedness. During the year ended December 31, 2020, we paid approximately $66.8 million in interest expense payments. Borrowings under our revolving line of credit bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.60% and 3.10% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.60% and 2.10% per annum. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

Although it is difficult for us to predict our future liquidity requirements, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed. The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. At December 31, 2020, we had a $640.0 million revolving line of credit, of which no amounts were outstanding. In addition, in accordance with our growth strategy, we expect to opportunistically raise additional capital to help fund the growth of our business, subject to market and other conditions, but such capital may not be available to us on a timely basis at reasonable rates, or at all. Under our shelf registration statement, which we filed with the SEC in July 2018 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy and subject to market conditions, including through the use of our at-the-market facility with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc., as sales agents (which we refer to as our “ATM Facility”). If we raise additional funds by issuing equity securities under our ATM Facility or otherwise, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and revolving line of credit. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Risks Related to Tax Policies and Regulation

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our homes, which could be material to our business.

Prior to the late 2017 enactment of the Tax Cuts and Jobs Act (which we refer to as the “TCJA”), significant expenses of owning a home, including mortgage loan interest and state and local property and income taxes, generally were deductible expenses for an individual’s U.S. federal income taxes and in some cases, state income taxes, subject to various limitations.  The TCJA established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property taxes.  Under the TCJA, through the end of 2023, the mortgage interest deduction cap on a newly purchased home was decreased to $750,000 a year ($375,000 in the case of a separate return filed by a married individual) from the prior $1,000,000 threshold, and the annual deduction for real estate property taxes and state and local income or sales taxes has been limited to a combined amount of $10,000 (or $5,000 in the case of a separate return filed by a married individual).  As a result, fewer individuals are expected to itemize their income tax deductions, which would mitigate the income tax advantages associated with homeownership for those individuals. These changes have reduced and may continue to reduce the actual or perceived affordability of homeownership, which have adversely affected and could continue to adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes, including in California, Colorado, Nevada and Washington.  Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

In late 2019, the Tax Extender and Disaster Relief Act of 2019 (the “Extender Act”) was enacted.  The Extender Act extended the availability of the Internal Revenue Code §45L credit for energy-efficient new homes (the “Federal Energy Credits”), which provides a tax credit of $2,000 per qualifying home to eligible builders, for homes delivered through December 31, 2020. Legislation to extend the Federal Energy Credits until December 31, 2021 was recently enacted in late 2020, but it is uncertain whether an extension or similar tax credit will be adopted in the future.  The Federal Energy Credits reduced our income tax expense by $8.5 million and $17.3 million for the year ended December 31, 2020 and 2019, respectively.  On December 27, 2020, an extension of the Federal Energy Credits was enacted into law, extending the current provisions through December 31, 2021.

Increases in property and sales taxes could prevent potential customers from buying our homes and adversely affect our business or financial results.

Increases in property tax rates by local governmental authorities, as experienced in response to reduced federal and state funding and shortfalls in revenue caused by the COVID-19 pandemic, can adversely affect the ability of potential customers to obtain financing or their desire to make a new home purchase and they may decide, as a result, not to purchase one of our homes.  Fees imposed on developers to fund schools, open spaces or road improvements, and/or to provide low and moderate income housing, could increase our costs and have an adverse effect on our business and results of operations.  In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.

The Tax Cuts and Jobs Act, other enacted and pending legislation and the policies of a new federal administration could adversely affect our business and financial condition.

The TCJA significantly reformed the Internal Revenue Code of 1986, as amended.  The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition have been and could continue to be adversely affected by the TCJA. In 2020, in response to the COVID-19 pandemic, the CARES Act and related federal and state programs provided temporary relief from some of the adverse provisions of the TCJA but such programs have a limited term and may not have a positive impact on our business. The change in the federal administration in January 2021 may result in an increase in corporate and individual income tax rates and the repeal of certain taxpayer favorable provisions of the TCJA and other legislation which may adversely affect our business and financial condition.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock, which may cause non-US investors not to invest in our Company.

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” (which we refer to as “USRPHC”) for United States federal income tax purposes. However, assuming we are publicly traded as discussed below, non-U.S. holders who actually or constructively hold five percent or less of our common stock should qualify for an exemption from federal income tax that otherwise would be imposed on gain on our common stock. As a USRPHC, our stock may be treated as a United States real property interest (which we refer to as “USRPI”), gains from the sale of which by non-U.S. holders would be subject to U.S. income tax and reporting obligations pursuant to the Foreign Investment in Real Property Tax Act (which we refer to as “FIRPTA”).  Our common stock will not be treated as a USRPI if it is regularly traded on an established securities market, except in the case of a non-U.S. holder that actually or constructively holds more than five percent of such class of stock at any time during the shorter of the five-year period preceding the date of disposition or the holder’s holding period for such stock.  We anticipate that our common stock will continue to be regularly traded on the New York Stock Exchange.  However, no assurance can be given that our common stock will remain regularly traded in the future.  If our common stock is treated as a USRPI, a non-U.S. holder would be subject to regular United States federal income tax with respect to any gain on such stock in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).  In addition, the purchaser of the common stock would be required to withhold and remit to the I.R.S. 10% of the purchase price unless an exception applies.  A non-U.S. holder that is not otherwise exempt from FIRPTA as discussed above also would be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax.  Because of these adverse tax consequences, non-U.S. investors may choose not to invest in our Company.

Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any.

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation of our tax matters is based on a number of factors, including relevant facts and circumstances, applicable tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment for such items is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our financial position, cash flows, or net income.

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal, and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations.

Risk Related to Possible Conflicts of Interest

As a result of Dale Francescon’s and Robert Francescon’s relationship with the Company, conflicts of interest may arise with respect to any transactions involving or with Dale Francescon, Robert Francescon, or their affiliates, and their interests may not be aligned with yours.

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, are brothers, and collectively beneficially owned 3,785,164 shares of our common stock, including 179,866 shares issuable upon vesting of RSU awards within 60 days of December 31, 2020, which together represents 11.3% of our common stock outstanding as of December 31, 2020. For so long as Dale Francescon and Robert Francescon control such a significant percentage of our common stock, they will have significant influence over the power to:

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

In addition, our common stock has experienced price and volume volatility over the past year. During 2020, the sale price of our common stock ranged from $10.35 to $47.60 per share and the trading volume ranged from 93,014 shares to 1,460,761 shares. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

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

To raise capital resources, we have offered and sold debt and equity securities, including securities that rank senior to our common stock, and may continue to do so in the future. For example, in May 2019, we sold and issued $500.0 million aggregate principal amount of 6.750% senior notes due 2027. Upon a bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions at the time and other factors, some of which may be beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in the Company.

We cannot guarantee that our stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and diminish our cash reserves.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. As of December 31, 2020, the number of shares that remained available for repurchase pursuant to our stock repurchase program is 3,812,939 shares. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, and general market and economic conditions. We intend to finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The stock repurchase program could increase volatility in and affect the price of our common stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves and could increase our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” for United States federal income tax purposes. As a USRPHC, our stock may be treated as a United States real property interest, gains from the sale of which by non-U.S. holders would be subject to U.S. income tax and reporting obligations pursuant to the Foreign Investment in Real Property Tax Act. Our common stock will not be treated as a USRPI if it is regularly traded on an established securities market, except in the case of a non-U.S. holder that actually or constructively holds more than five percent of such class of stock at any time during the shorter of the five-year period preceding the date of disposition or the holder’s holding period for such stock. We anticipate that our common stock will continue to be regularly traded on the New York Stock Exchange. However, no assurance can be given that our common stock will remain regularly traded in the future. If our common stock is treated as a USRPI, a non-U.S. holder would be subject to regular United States federal income tax with respect to any gain on such stock in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, the purchaser of the common stock would be required to withhold and remit to the I.R.S. 10% of the purchase price unless an exception applies. A non-U.S. holder also would be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax. Because of these adverse tax consequences, non-U.S. investors may choose not to invest in our Company.

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

The DGCL generally defines “interested stockholder” as any person who, together with affiliates and associates, is the owner of 15% or more of our outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of our outstanding voting stock at any time within the three year period immediately before the date of determination.

We do not currently pay dividends on our common stock; and, consequently, the ability to achieve a return on investment will depend on appreciation in the price of our common stock.

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

General Risk Factors

Negative publicity may affect our business performance and could affect the value of our common stock.

Unfavorable media or investor and analyst reports related to the Company, our industry, or Company brands, marketing, personnel, operations, business performance or prospects may adversely affect the value of our common stock and the performance of our business, regardless of its accuracy or inaccuracy. Furthermore, the speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media outlets, websites and other digital platforms. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could hurt our reputation and reduce demand for our homes, as consumers might avoid brands that receive bad press or negative reviews. Negative publicity may result in a decrease in our operating results that could lead to a decline in the value of our common stock.

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

Holders

As of January 25, 2021, there were approximately 50 stockholders of record of our common stock.

Dividends

During the years ended December 31, 2020 and 2019, we did not declare or pay any dividends. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends.

Issuer Purchases of Equity Securities

On November 6, 2018, the Company's Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. The Company repurchased 687,061 shares throughout the duration of this program and 3,812,939 shares remained available to repurchase under this program as of December 31, 2020. No shares were repurchased by the Company during the year ended December 31, 2020.

Stock Performance Graph

The graph below compares the cumulative total return of our common stock, the S&P 500 Index, the Dow Jones US Home Construction Index, and peer group companies for the periods from December 31, 2015 to December 31, 2020.

It is assumed in the graph that $100 was invested in each of (1) our common stock; (2) the stocks of the companies in the Standard & Poor’s 500 Stock Index; (3) the stocks of the Dow Jones U.S. Home Construction Index; and (4) the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., M/I Homes, Inc., M.D.C. Holdings, Inc., and Tri Pointe Homes, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from December 31, 2015 to December 31, 2020

$225
$175
$125
$75
$25
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Century Communities, Inc.
Weighted Average Peer Group
S&P 500 Index

ITEM 6.SELECTED FINANCIAL DATA.

The data in this table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, which are included in “Item 8. Consolidated Financial Statements.”

(in thousands, except per share amounts)	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations:
Total revenues	$3,161,192	$2,535,911	$2,147,413	$1,423,799	$994,440
Income before income tax expense	$270,240	$132,635	$128,530	$84,164	$73,149
Net income	$206,157	$112,994	$96,455	$50,295	$49,540
Basic earnings per share	$6.19	3.66	3.20	2.06	2.34
Diluted earnings per share	$6.13	3.62	3.17	2.03	2.33
Balance Sheet Data (end of period):
Cash and cash equivalents	$394,001	$55,436	$32,902	$88,832	$29,450
Inventories	$1,929,664	$1,995,549	$1,848,243	$1,390,354	$857,885
Total assets	$2,845,093	$2,499,967	$2,254,255	$1,735,022	$1,007,528
Total debt	$1,153,925	$1,139,499	$1,091,832	$824,602	$454,008
Total liabilities	$1,564,388	$1,438,268	$1,394,896	$999,789	$533,892
Total stockholders' equity	$1,280,705	$1,061,699	$859,359	$735,233	$473,636
Other Operating Information (dollars in thousands):
Number of homes delivered	9,453	8,000	6,099	3,640	2,825
Average sales price of homes delivered	$320.2	$310.2	$346.0	$386.1	$346.5
Backlog at end of period, number of homes	3,439	2,070	2,181	1,320	749
Backlog at end of period, aggregate sales value	$1,294,202	$637,751	$669,526	$572,888	$302,823
Average sales price of homes in backlog	$376.3	$308.1	$306.9	$434.0	$404.3
Net new home contracts	10,822	7,861	5,657	3,814	2,860
Selling communities at period end (1)	198	212	203	119	89

F

(1)The selling communities at period end for 2019 and 2018 have been adjusted from prior year presentations to reflect selling communities in our Century Complete segment of 95 and 81, respectively, which business was acquired in 2018, and for which selling communities were previously not disclosed.

ss

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

In July 2019, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which changes were meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Business Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. We build and sell an extensive range of home types across a variety of price points with an emphasis on homes at affordable price points in their markets. Our Century Communities brand targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

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

The homebuilding industry started to experience slowing sales trends in mid-March through April of 2020 at the outset of the widespread uncertainty concerning the pandemic. However, home sales began to sharply rebound in May and June of 2020, aided by historically low interest rates, lack of supply, and potentially renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas, which desire was likely accelerated by the COVID-19 pandemic. These positive trends continued throughout the remainder of 2020.

In response to the pandemic and government restrictions, we shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. Construction and sale of residential real estate were deemed essential businesses in almost all of our markets; and accordingly, our operations, other than in certain markets during the first weeks of April, were exempted from applicable health orders. While these circumstances did not materially adversely affect our 2020 financial results, we recognize that long term macro-economic effects of the pandemic that could ultimately impact the homebuilding industry have yet to be known. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic as the situation has continued to evolve and associated government and consumer responses have remained in a state of flux. Recent increases in COVID-19 positive cases have resulted and could continue to result in the slowing or altering of the “re-opening” plans of numerous state and local municipalities. Despite overall strong demand and sales of our homes during the remainder of 2020, continued future demand is uncertain as economic conditions are uncertain, in particular with respect to unemployment levels, which remain at historically high levels, and the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, unemployment levels, financial markets, credit and mortgage markets, consumer confidence, availability of mortgage loans to homebuyers, and other factors, including those described elsewhere in this report. A decrease in demand for our homes would adversely affect our operating results in future periods, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventories in the future.

Given the significant uncertainty regarding the impact of COVID-19, and in particular during the late March and April 2020 timeframe, we took significant steps to preserve cash and ensure we were positioned appropriately from a working capital perspective, including but not limited to initially extending the timing of certain land acquisitions, slowing or altering our land development activities, drawing additional amounts on our revolving line of credit, and implementing a reduction in our workforce, along with other cost savings measures. As a result, and aided by strong demand for our homes during the remainder of 2020, we ended 2020 with no amounts outstanding on our revolving line of credit, $394.0 million of cash and cash equivalents, $23.1 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 27.2%. Driven by the strong housing market, we increased our land acquisition and development activities during the second half of 2020 to bolster our lot pipeline and support future community growth, which resulted in 49,965 lots owned and controlled at December 31, 2020, a 43.4% increase as compared to June 30, 2020 and a 28.3% increase as compared to December 31, 2019. Although the trajectory and strength of our markets continues to remain strong, we experienced some building cost pressures, particularly with respect to lumber, that could negatively impact our margins in future periods. While the impact of the COVID-19 pandemic will continue to evolve and at any given time recovery could be slowed or reversed by a number of factors, we believe we are well positioned from a cash and liquidity standpoint not only to operate in an uncertain environment, but also continue to grow with the market, pay down debt and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Results of Operations – Years Ended December 31, 2020 and 2019

During the year ended December 31, 2020, we generated record home sales revenues of $3.0 billion, an increase of 22.0% over 2019.  The increase was fueled by an 18.2% increase in the number of homes delivered to 9,453 and a 3.2% increase in the average sales price per home to $320,200.  This increase in home sales revenue, combined with a $37.8 million increase in income from our Financial Services segment, a 70 basis point increase in homebuilding gross margin percent, and a 90 basis point decrease in the percentage of selling, general and administrative expense as a percent of home sales revenues, resulted in a record $270.2 million in income before income tax expense for the year ended December 31, 2020.

Our financial results for the year ended December 31, 2020 were driven by advantageous macro-economic conditions during the second half of 2020.  These conditions included an increase in demand for new housing, particularly entry-level housing, as a result of the COVID-19 pandemic, which accelerated the trend of migration out of high-density urban areas and into suburban areas, historically low interest rates on mortgage products, including rates on 30-year fixed mortgages, which decreased over 100 basis points during the year to 2.68% as of December 31, 2020, a low supply of available inventories and positive demographic trends.  These conditions, coupled with our strategy to focus on entry-level housing (approximately 80% of our deliveries in 2020 qualified for FHA mortgages) resulted in a positive sales environment, which we leveraged in 2020 to increase net new home contracts by 37.7% to 10,822, and our average absorption rate per community of 4.6 per month, an increase of 48.4%, in each case over 2019.

The increase in demand has also resulted in increased prices for and shortages of labor, land and raw materials, including in particular lumber. During 2020, we successfully offset most of these cost increases through increases in our selling prices.

We generated $340.6 million of cash flows from operations during 2020, which we utilized to decrease our net homebuilding debt to net capital to 27.2% as of December 31, 2020 down from 45.2% as of December 31, 2019.  We believe our current net homebuilding debt to net capital position allows us the flexibility to continue to grow our operations and our approximately 50,000 lots owned and controlled in future periods.

Subject to deteriorating market conditions, we believe our operations are well positioned for future growth as a result of the markets in which we operate, our product offerings which span the home buying segment, but focus on affordable price points, as well as current and future inventories of attractive land positions. As we have grown, we have continued to focus on maintaining prudent leverage, and, as a result, we believe we are well positioned to execute on our growth strategy in order to optimize stockholder returns.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the local economy and the macro-economic environment. Accordingly, our net sales, home deliveries, and average sales price in future years could be negatively affected by economic conditions such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Additionally, our results could be impacted by a decrease in home affordability as a result of price appreciation or increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

Our strategy is focused on increasing the returns on our inventory while generating strong profitability. In general, we are focused on the following initiatives:

•Maintaining a strong balance sheet and prudent use of leverage;

•While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments;

•Preferring building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the home;

•Maintaining a strong pipeline of future land holdings, including favoring lot option contracts to manage our risk to land holdings;

•Increasing our market share within our existing markets through organic growth and/or acquisitions of other homebuilders already operating in the market;

•Expanding into new markets that meet our underwriting criteria either through organic start-up operations or through acquisitions of existing homebuilders; and

•Controlling costs, including costs of home sales revenue and selling, general and administrative expenses, and generating further efficiencies, including through the increased reliance on digital marketing and direct outreach to potential customers through our website and digital tools, to achieve increased profitability.

Our operating strategy has resulted in significant growth in revenue and income before income taxes over the last five years, and we believe it will continue to produce positive results. We expect our operating strategy will continue to adapt to market changes, and we cannot provide any assurance that our strategies will continue to be successful.

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019.

(in thousands, except per share amounts)	Year ended December 31,		Increase (Decrease)
	2020	2019	Amount	%

Consolidated Statements of Operations:
Revenue
Home sales revenues	$3,027,167	$2,481,465	$545,702	22.0%
Land sales revenues	30,717	11,184	19,533	174.7%
	3,057,884	2,492,649	565,235	22.7%
Financial services revenue	103,308	43,262	60,046	138.8%
Total revenues	3,161,192	2,535,911	625,281	24.7%
Homebuilding cost of revenues
Cost of home sales revenues	(2,468,133)	(2,040,241)	(427,892)	21.0%
Cost of land sales and other revenues	(21,929)	(8,130)	(13,799)	169.7%
	(2,490,062)	(2,048,371)	(441,691)	21.6%
Financial services costs	(54,797)	(32,575)	(22,222)	68.2%
Selling, general, and administrative	(341,710)	(301,525)	(40,185)	13.3%
Loss on debt extinguishment	—	(10,832)	10,832	(100.0)%
Inventory impairment and other	(2,172)	(4,783)	2,611	(54.6)%
Other income (expense)	(2,211)	(5,190)	2,979	(57.4)%
Income before income tax expense	270,240	132,635	137,605	103.7%
Income tax expense	(64,083)	(19,641)	(44,442)	226.3%
Net income	$206,157	$112,994	$93,163	82.4%
Earnings per share:
Basic	$6.19	$3.66	$2.53	69.1%
Diluted	$6.13	$3.62	$2.51	69.3%
Adjusted diluted earnings per share(1)	$6.22	$4.05	$2.17	53.6%
Other Operating Information (dollars in thousands):
Number of homes delivered	9,453	8,000	1,453	18.2%
Average sales price of homes delivered	$320.2	$310.2	$10.0	3.2%
Homebuilding gross margin percentage(2)	18.4%	17.7%	0.7	3.9%
Adjusted homebuilding gross margin excluding interest and purchase price accounting for acquired work in process inventory (1)	20.8%	20.3%	0.5	2.6%
Backlog at end of period, number of homes	3,439	2,070	1,369	66.1%
Backlog at end of period, aggregate sales value	$1,294,202	$637,751	$656,451	102.9%
Average sales price of homes in backlog	$376.3	$308.1	$68.2	22.1%
Net new home contracts	10,822	7,861	2,961	37.7%
Selling communities at period end (3)	198	212	(14)	(6.6)%
Average selling communities (3)	217	218	(1)	(0.5)%
Total owned and controlled lot inventory	49,965	38,942	11,023	28.3%
Adjusted EBITDA(1)	$356,414	$224,522	$131,892	58.7%
Adjusted income before income tax expense(1)	$273,996	$149,974	$124,022	82.7%
Adjusted net income(1)	$209,022	$126,171	$82,851	65.7%
Net homebuilding debt to net capital(1)	27.2%	45.2%	(18.0)%	(39.9)%

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

(2)Homebuilding gross margin percentage is inclusive of $2.2 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively, in inventory impairment included within inventory impairment and other on our consolidated statements of operations. See Note 13 – Fair Value Disclosures in the Notes to the Consolidated Financial Statements for further detail.

(3)The selling communities at period end for 2019 has been adjusted from prior year presentations to reflect selling communities in our Century Complete segment of 95, which business was acquired in 2018, and for which selling communities was previously not disclosed.

Results of Operations by Segment

(in thousands)	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
West	1,242	1,029	$545.7	$519.3	$677,755	$534,373	$71,417	$43,027
Mountain	1,973	1,665	$424.8	$431.7	838,055	718,847	114,722	89,201
Texas	1,338	903	$251.8	$279.9	336,882	252,728	34,694	25,866
Southeast	1,903	1,592	$353.1	$344.3	672,034	548,109	57,181	31,435
Century Complete	2,997	2,811	$167.6	$152.0	502,441	427,408	33,449	22,044
Financial Services	—	—	$—	$—	—	—	48,511	10,687
Corporate	—	—	$—	$—	—	—	(89,734)	(89,625)
Total	9,453	8,000	$320.2	$310.2	$3,027,167	$2,481,465	$270,240	$132,635

West

Our West segment generated income before income tax of $71.4 million for the year ended December 31, 2020, a 66.0% increase over the prior year. The increase was driven by the increase in homes sales revenue of $143.4 million and an increase of 250 basis points in the percentage of income before income tax to home sales revenues, as a result of increasing revenues on a partially fixed cost base, for the year ended December 31, 2020 as compared to the prior year. The increase in revenue was generated by both an increase in the number of homes delivered of 20.7%, as well as an increase of 5.1% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 33.9%, and the increase in the average sales price was driven by both the mix of deliveries within individual communities and markets between years, as well as increased pricing power as a result of strong market dynamics.

Mountain

Our Mountain segment generated income before income tax of $114.7 million for the year ended December 31, 2020, a 28.6% increase over the prior year. The increase was driven by the increase in homes sales revenue of $119.2 million and an increase of 130 basis points in the percentage of income before income tax to home sales revenues, as a result of increasing revenues on a partially fixed cost base, for the year ended December 31, 2020 as compared to the prior year. The increase in revenue was generated by an increase in the number of homes delivered of 18.5%, which was partially offset by a decrease of 1.6% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 40.5%, and the decrease in the average sales price was driven by a decrease in the average sales price in our Las Vegas division of 7.4%, as we shifted to more affordable communities period over period.

Texas

Our Texas segment generated income before income tax of $34.7 million for the year ended December 31, 2020, a 34.1% increase over the prior year. The increase was driven by the increase in homes sales revenue of $84.2 million and a consistent percentage of income before income tax to home sales revenues for the year ended December 31, 2020 as compared to the prior year. The increase in revenue was generated by an increase in the number of homes delivered of 48.2%, which was partially offset by a decrease of 10.0% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 90.5%, and the decrease in the average sales price was driven by a decrease in the average sales price in our Austin division of 20.6%, as we shifted to more affordable communities period over period.

Southeast

Our Southeast segment generated income before income tax of $57.2 million for the year ended December 31, 2020, an 81.9% increase over the prior year. The increase was driven by the increase in homes sales revenue of $123.9 million and an increase of 280 basis points in the percentage of income before income tax to home sales revenues, as a result of increasing revenues on a partially fixed cost base, for the year ended December 31, 2020 as compared to the prior year. The increase in revenue was generated by both an increase in the number of homes delivered of 19.5%, as well as an increase of 2.6% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 133.3%, partially offset by a decrease in our selling communities.

Century Complete

Our Century Complete segment generated income before income tax of $33.4 million for the year ended December 31, 2020, a 51.7% increase over the prior year. The increase was driven by the increase in homes sales revenue of $75.0 million and an increase of 150 basis points in the percentage of income before income tax to home sales revenues, primarily the result of increasing revenues on a partially fixed cost base, for the year ended December 31, 2020 as compared to the prior year. The increase in revenue was generated by both an increase in the number of homes delivered of 6.6%, as well as an increase of 10.3% in the average price per home.  The increase in the number of homes delivered was driven by an increase in the number of selling communities open period over period.  The increase in our average price per home was driven by increased pricing power as a result of strong market dynamics.

Income before income tax for the year ended December 31, 2019 includes $4.5 million of non-recurring items including $2.8 million of impairment charges associated with the rebranding of Wade Jurney Homes to Century Complete and $1.7 million associated with purchase accounting.

Financial Services

Our Financial Services segment generated income before income tax of $48.5 million for the year ended December 31, 2020, a 353.9% increase over the prior year. The increase was driven by the year over year increase in the number of mortgages originated of 98% to 6,918 for the year ended December 31, 2020, coupled with increasing spreads on loans sold to third parties as a result of the demand for mortgages. The increase in the number of mortgages originated was due to an increase in our capture rate from 43% for the year ended December 31, 2019 to 64% for the year ended December 31, 2020 and the increase in the number of homes delivered by our Century Communities and Century Complete brands year over year.

The following table presents selected operational data for our Financial Services segment (dollars in thousands):

	Year Ended December 31,
	2020	2019
Total originations:
Number of loans	6,918	3,497
Principal	$2,045,871	$1,044,885
Loan capture rate of Century homebuyers	64%	43%
Century	74%	56%
Century Complete	40%	19%
Average FICO score	735	736

Loans sold to third parties:
Number of loans sold	6,587	3,241
Principal	$1,945,113	$967,616

Corporate

During the year ended December 31, 2020, our Corporate segment generated losses of $89.7 million, as compared to losses of $89.6 million during 2019.  During 2020, we experienced an increase in compensation costs for our Corporate segment of approximately $14.5 million as a result of increased non-cash stock-based compensation expense, and increase in bonus expense due to record company performance in 2020. This increase was partially offset by the non-recurring loss on debt extinguishment of $10.8 million during 2019 and a $3.6 million decrease across various corporate selling, general, and administrative costs due to certain restrictions from the COVID-19 pandemic.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales revenues and inventory impairment. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased for the year ended December 31, 2020 to 18.4%, as compared to 17.7% for the year ended December 31, 2019.  The increase is partially driven by purchase accounting for acquired work in process inventory in the prior year period.

In the following table, we calculate our homebuilding gross margin adjusted to exclude interest in cost of home sales revenues, inventory impairment, and purchase price accounting for acquired work in process inventory. See “Critical Accounting Policies” below and Note 3 - Business Combinations in the Notes to the Consolidated Financial Statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

(dollars in thousands)

	Year ended December 31,
	2020	%	2019	%

Home sales revenues	$3,027,167	100.0%	$2,481,465	100.0%
Cost of home sales revenues	(2,468,133)	(81.5)%	(2,040,241)	(82.2)%
Inventory impairment	(2,172)	(0.1)%	(1,993)	(0.1)%
Gross margin from home sales	556,862	18.4%	439,231	17.7%
Add: Inventory impairment	2,172	0.1%	1,993	0.1%
Add: Interest in cost of home sales revenues	72,002	2.4%	61,150	2.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	631,036	20.8%	502,374	20.2%
Add: Purchase price accounting for acquired work in process inventory	—	—%	1,724	0.1%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory (1)	$631,036	20.8%	$504,098	20.3%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP.

An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Excluding inventory impairments, interest in cost of home sales and purchase price accounting, our adjusted homebuilding gross margin percentage was 20.8% for the year ended December 31, 2020, as compared to 20.3% for the year ended December 31, 2019. We believe the above information is meaningful as it isolates the impact that indebtedness and acquisitions have on our homebuilding gross margin and allows for comparability of our gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Year ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Selling, general and administrative	$341,710	$301,525	$40,185	13.3%
As a percentage of home sales revenue	11.3%	12.2%

Our selling, general and administrative costs increased $40.2 million for the year ended December 31, 2020 as compared to 2019. The increase was primarily attributable to the following: (1) an increase of $21.4 million in commission expense resulting from a 22.0% increase in home sales revenues, and (2) an increase of $24.6 million in compensation related expenses, including incentive compensation and benefits, as a result of record performance. These increases were partially offset by a $5.7 million decrease in advertising costs as many of our advertising initiatives shifted online due to the COVID-19 pandemic.

Income Tax Expense

Our income tax expense for the year ended December 31, 2020 was $64.1 million, or 23.7% of income before income tax expense, as compared to $19.6 million, or 14.8% of income before income tax expense, for the year ended December 31, 2019. Our effective tax rate for the year ended December 31, 2019 was benefited by a $17.3 million benefit related to the Energy Efficient Home Credit.

Our effective tax rate of 23.7% for the year ended December 31, 2020 is comprised of our statutory federal and blended state rate of 25.1% offset by certain permanent differences between taxable income and GAAP income before tax expense.  These differences include certain compensation paid to executive officers which is not deductible for federal income tax purposes and increased our effective tax rate by 1.7%, and the Energy Efficient Home Credit which benefited our effective tax rate by 3.2%.

The Energy Efficient Home Credit provides eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute.  On December 20, 2019, an extension of the Federal Energy Credits was enacted into law, which extended the availability of the credit to homes delivered during the years ended December 31, 2020, 2019 and 2018.  Of the $17.3 million benefit recognized during the year ended December 31, 2019, approximately $6.9 million, $6.1 million and $4.3 million were related to homes closed during the years ended 2019, 2018 and 2017 and prior, respectively.  On December 27, 2020, an additional extension of the Federal Energy Credit was enacted which extended the current provisions through December 31, 2021.

Segment Assets

(dollars in thousands)

	December 31,	December 31,	Increase (Decrease)
	2020	2019	Amount	Change
West	$536,907	$610,248	$(73,341)	(12.0)%
Mountain	778,198	635,201	142,997	22.5%
Texas	207,746	232,887	(25,141)	(10.8)%
Southeast	329,930	441,818	(111,888)	(25.3)%
Century Complete	218,604	244,827	(26,223)	(10.7)%
Financial Services	421,153	254,282	166,871	65.6%
Corporate	352,555	80,704	271,851	336.8%
Total assets	$2,845,093	$2,499,967	$345,126	13.8%

Lots owned and	December 31, 2020			December 31, 2019			% Change
controlled	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,266	3,392	6,658	3,133	1,413	4,546	4.2%	140.1%	46.5%
Mountain	7,951	5,910	13,861	4,771	7,949	12,720	66.7%	(25.7)%	9.0%
Texas	3,035	5,873	8,908	3,326	2,278	5,604	(8.7)%	157.8%	59.0%
Southeast	3,076	6,389	9,465	4,160	3,827	7,987	(26.1)%	66.9%	18.5%
Century Complete	3,473	7,600	11,073	3,324	4,761	8,085	4.5%	59.6%	37.0%
Total	20,801	29,164	49,965	18,714	20,228	38,942	11.2%	44.2%	28.3%

Of our total lots owned and controlled as of December 31, 2020, 41.6% were owned and 58.4% were controlled, as compared to 48.1% owned and 51.9% controlled as of December 31, 2019.

Total assets increased by $345.1 million, or 13.8%, to $2.8 billion at December 31, 2020, as compared to $2.5 billion at December 31, 2019. The increase is primarily driven by excess cash generated from homes sales in 2020 and an increase in mortgage loans originated and closed in our Financial Services segment.

Other Homebuilding Operating Data

Net new home contracts	Year ended December 31,		Increase
	2020	2019	Amount	% Change
West	1,526	1,013	513	50.6%
Mountain	2,389	1,637	752	45.9%
Texas	1,448	997	451	45.2%
Southeast	2,191	1,635	556	34.0%
Century Complete	3,268	2,579	689	26.7%
Total	10,822	7,861	2,961	37.7%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2020 increased by 2,961 homes, or 37.7%, to 10,822, as compared to 7,861 for the year ended December 31, 2019.  The increase in our net new home contracts was primarily driven by stronger sales across all of our segments as the homebuilding industry continued to experience positive trends during 2020. Since the market conditions and future impacts from COVID-19 remain uncertain, it is difficult to predict our future net new home contracts.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the years ended December 31, 2020 and 2019 by segment is included in the table below:

	Year ended December 31,		Increase
	2020	2019	Amount	% Change
West	7.5	5.6	1.9	33.9%
Mountain	5.2	3.7	1.5	40.5%
Texas	8.0	4.2	3.8	90.5%

Southeast	7.0	3.0	4.0	133.3%
Century Complete	2.7	2.3	0.4	17.4%
Total	4.6	3.1	1.5	48.4%

Our absorption rate increased from 3.1 per month for the year ended December 31, 2019 to 4.6 per month during the year ended December 31, 2020.

Selling communities at period end	As of December 31,		Increase/(Decrease)
	2020	2019	Amount	% Change

West	17	15	2	13.3%
Mountain	38	37	1	2.7%
Texas	15	20	(5)	(25.0)%
Southeast	26	45	(19)	(42.2)%
Century Complete	102	95	7	7.4%
Total	198	212	(14)	(6.6)%

Our selling communities decreased by 14 communities to 198 communities at December 31, 2020, as compared to 212 communities at December 31, 2019. The decrease was a result of the strong sales environment, which outpaced new community openings. Century Complete sells primarily from retail studios and online via the internet, instead of from traditional model homes. While Century Complete has historically purchased land and constructed homes within traditional communities similar to our Century Communities brand, we also purchase land and construct a significant number of homes on scattered lots outside of traditional communities. As the brand has grown, entered new markets and expanded its land pipeline, we have increasingly operated within traditional communities, and now rely, to a lesser degree, on scattered lots. Additionally, we have organized our construction and sales operations for scattered lot positions within “pods” which are clustered together lot positions, which we operate more like a traditional community. Accordingly, our selling communities at period end for the 2019 period has been updated from amounts previously disclosed to reflect the above for our Century Complete brand.

	As of December 31,
Backlog	2020			2019			% Change
(dollars in thousands)
	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	486	$294,113	$605.2	202	$104,652	$518.1	140.6%	181.0%	16.8%
Mountain	789	365,328	463.0	373	159,248	426.9	111.5%	129.4%	8.5%
Texas	385	134,023	348.1	275	72,906	265.1	40.0%	83.8%	31.3%
Southeast	801	306,644	382.8	513	186,307	363.2	56.1%	64.6%	5.4%
Century Complete	978	194,094	198.5	707	114,638	162.1	38.3%	69.3%	22.5%
Total / Weighted Average	3,439	$1,294,202	$376.3	2,070	$637,751	$308.1	66.1%	102.9%	22.1%

Backlog reflects the number of homes, net of cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At December 31, 2020, we had 3,439 homes in backlog with a total value of $1.3 billion, which represents an increase of 66.1% and 102.9%, respectively, as compared to 2,070 homes in backlog with a total value of $637.8 million at December 31, 2019.  The increase in backlog value is primarily attributable to the increase in backlog units and a 22.1% increase in the backlog average sales price.

Liquidity and Capital Resources

Overview

Our principal uses of capital for the year ended December 31, 2020 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving credit facility, and proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

Cash flows for each of our communities depend on the stage in the development cycle, and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities. As we continue to expand our business, our cash outlays for land purchases and land development to grow our lot inventory may exceed our cash generated by operations.

In response to the COVID-19 pandemic, we took certain measures to ensure we were positioned with cash flow and liquidity to endure an extended period of lower demand for our homes, should it arise. Specifically commencing in mid-March of 2020, we slowed our land acquisition and development activities and instituted a variety of actions designed to reduce our operating expenses, including a reduction in the size of our workforce through a targeted layoff in April 2020. In addition, given the uncertainty surrounding the COVID-19 pandemic, we initially increased our borrowings under our revolving line of credit during the end of the first quarter of 2020 and into the beginning of the second quarter of 2020 as a proactive measure in order to expand our financial flexibility at that time. We repaid these borrowings during the second quarter of 2020 in light of our second quarter 2020 operating results and to decrease our interest expense. As of December 31, 2020, we continued to have no amounts outstanding under our revolving line of credit.

We increased our land acquisition and development activities during the second half of 2020, which resulted in 49,965 lots owned and controlled at December 31, 2020, a 43.4% increase as compared to June 30, 2020 and a 28.3% increase as compared to December 31, 2019.

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

Debt

Our outstanding debt obligations included the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,768	$494,307
5.875% senior notes, due July 2025(1)	396,821	396,120
Other financing obligations	3,286	6,277
Notes payable	894,875	896,704
Revolving line of credit, due April 2023	—	68,700
Mortgage repurchase facilities	259,050	174,095
Total debt	$1,153,925	$1,139,499

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

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

6.750% Senior Notes Due 2027

In May 2019, we completed a private offering of $500.0 million aggregate principal amount of our Initial 6.750% Senior Notes due 2027 (which we refer to as the “Initial Notes due 2027”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933 (which we refer to as the “Securities Act”). The Initial Notes due 2027 were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The Initial Notes due 2027 were issued at 100% of their principal amount and we received net proceeds of $493.9 million. In connection with this issuance, we deferred $6.1 million of issuance costs, which is presented in the notes payable line item of the consolidated balance sheet. In February 2020, we completed an offer to exchange approximately $500.0 million in aggregate principal amount of our Initial Notes due 2027, which are registered under the Securities Act (which we refer to as the “Exchange Notes due 2027”), for an equivalent amount of the Initial Notes due 2027 that were tendered and accepted for exchange.  The terms of the Exchange Notes due 2027 are identical in all material respects to the Initial Notes due 2027, except that the Exchange Notes due 2027 are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that are applicable to the Initial Notes due 2027 do not apply to the Exchange Notes due 2027.

The Initial Notes due 2027 and Exchange Notes due 2027 (which we refer to collectively, as the “Existing Notes due 2027”) will be treated as a single series of notes under the May 2019 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2019 Indenture. The Existing Notes due 2027 are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2019 Indenture governing the Existing Notes due 2027 contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing Notes due 2027 is due July 2027, with interest only payments due semi-annually in June and December of each year, which began on December 1, 2019.

As of December 31, 2020, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2027, was $494.8 million.

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

As of December 31, 2020, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2025, was $396.8 million.

Former 6.875% Senior Notes Due 2022

From May 2014 through January 2017, we completed three private offerings totaling $385.0 million in aggregate principal amount of our 6.875% Senior Notes due 2022 (the “Notes due 2022”), under the Securities Act. The Notes due 2022 were issued under the

Indenture, dated as of May 5, 2014, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2014 Indenture”). The Notes due 2022 were unsecured senior obligations which were guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2014 Indenture governing the Notes due 2022 contained certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2022 Notes was due May 2022, with interest only payments due semi-annually in May and November of each year.

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

As of December 31, 2020, no amounts were outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018 and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to an aggregate $350 million as of December 31, 2020, secured by the mortgage loans financed thereunder.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2020 and 2019, we had $259.1 million and $174.1 million outstanding under these Repurchase Facilities, respectively, and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these Repurchase Facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

During the years ended December 31, 2020 and 2019, we incurred interest expense on our Repurchase Facilities of $3.0 million and $2.7 million, respectively, which are included in financial services costs on our consolidated statements of operations.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities and others. As of December 31, 2020 and December 31, 2019, we had $402.7 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. The Distribution Agreement superseded and replaced a prior similar distribution agreement. During the year ended December 31, 2020, we sold and issued no shares of our common stock under the Distribution Agreement, resulting in $100.0 million remaining as of December 31, 2020. During the year ended December 31, 2019, we sold and issued an aggregate of 2.7 million shares of our common stock, under the various distribution agreements in effect during this period, which provided gross proceeds to us of $80.1 million and in connection with such sales, we paid total commissions and fees to the sales agents of $0.6 million.

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

During the year ended December 31, 2020, no shares were repurchased under our stock share repurchase program. The maximum number of shares that may yet be purchased under the stock repurchase program as of December 31, 2020 is 3,812,939.

Cash Flows—Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

For the years ended December 31, 2020 and 2019, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities increased to $340.6 million during the year ended December 31, 2020 from net cash used of $68.8 million during 2019. The increase in cash provided by operations is primarily a result of a $93.2 million increase in net income and comparatively favorable changes in assets and liabilities for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

•Net cash used in investing activities was $8.4 million during the year ended December 31, 2020, compared to $14.3 million used during 2019. The decrease was primarily driven by less purchases of property and equipment.

•Net cash provided by financing activities was $7.4 million during the year ended December 31, 2020, compared to $105.2 million during 2019. The decrease in cash provided by financing activities was primarily attributable to a $108.1 million decrease in proceeds from issuance and extinguishment of senior notes as compared to the year ended December 31, 2019.

As of December 31, 2020, our cash and cash and equivalents and restricted cash was $398.1 million.

Contractual Obligations

Our contractual obligations as of December 31, 2020 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest (1)	$1,495,444	$325,611	$114,500	$504,708	$550,625
Operating leases (2)	18,527	5,649	9,130	3,748	-
Total contractual obligations	$1,513,971	$331,260	$123,630	$508,456	$550,625

(1)Principal payments in accordance with our credit facility, repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2020.

(2)Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.

We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Purchase and option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2020, we had $40.0 million of deposits for land option contracts, of which $8.7 million are refundable. We expect to acquire the majority of such land within the next three years.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2020, we had outstanding purchase contracts and option contracts for 29,164 lots totaling approximately $1.1 billion and had $31.3 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on 50% to 60% of the purchase and option contracts during the year ending December 31, 2020, with performance on the remaining purchase and option contacts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities and others. As of December 31, 2020 and 2019, we had $402.7 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Supplemental Guarantor Information

Our 5.875% senior notes due 2025 and 6.750% senior notes due 2027 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our financial services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. In addition, our former 6.875% senior notes due 2022 which were extinguished during the second quarter of 2019, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. As of December 31, 2020, Century Communities, Inc. had outstanding $900.0 million in total principal amount of Senior Notes.

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

As the guarantees were made in connection with exchange offers effected in February 2015, October 2015 and April 2017 and the issuance of the 5.875% senior notes due 2025 and of the 6.750% senior notes due 2027, the Guarantors’ financial information is presented as if the guarantees existed during the periods presented. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively. We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below.

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

Summarized Balance Sheet Data (in thousands)	December 31, 2020

Assets
Cash and cash equivalents	$307,167
Cash held in escrow	23,149
Accounts receivable	18,742
Inventories	1,929,664
Mortgage loans held for sale	—
Prepaid expenses and other assets	94,181
Property and equipment, net	27,360
Deferred tax assets, net	12,450
Goodwill	30,395

Total assets	$2,443,108
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$106,288
Accrued expenses and other liabilities	267,708
Intercompany loan payable	17,600
Notes payable	894,875
Revolving line of credit	—
Total liabilities	1,286,471
Stockholders’ equity:	1,156,637
Total liabilities and stockholders’ equity	$2,443,108

Summarized Statement of Operations Data (in thousands)	Year Ended December 31, 2020

Total homebuilding revenues	3,057,884
Total homebuilding cost of revenues	(2,490,062)
Selling, general and administrative	(341,710)
Inventory impairment and other	(2,172)
Other income (expense)	(3,014)
Income before income tax expense	220,926
Income tax expense	(52,389)
Net income	168,537

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

Revenue Recognition

Under ASC 606, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $30.6 million and $10.6 million at December 31, 2020 and December 31, 2019, respectively.

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

For the years ended December 31, 2020 and 2019, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2020	13	198
Year ended December 31, 2019 (1)	13	212

(1)The selling communities at period end for 2019 have been adjusted from prior year presentations to reflect selling communities in our Century Complete segment of 95, which business was acquired in 2018, and for which selling communities was previously not disclosed.

For the year ended December 31, 2020, we recorded impairment charges on four communities totaling $2.2 million. During the year ended December 31, 2019, we recorded impairment charges on five communities totaling $2.0 million. The impairment charges are included in inventory impairments and other in our consolidated statement of operations.

Warranties

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheet, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through an analysis that incorporates historical payment trends and adjust the amounts recorded if necessary.

Mortgage Loans Held for Sale and Revenue Recognition

Mortgage loans held for sale, including the rights to service the mortgage loans, mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), as well as the derivative instruments used to economically hedge our interest rate risk, which are typically forward commitments on mortgage-backed securities and interest rate lock commitments, are carried at fair value. Changes in fair value are reflected in financial services revenue on the consolidated statement of operations. Management believes carrying loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them.

Also included in financial services revenue are gains and losses from the sale of mortgage loans held for sale, that are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, and loan origination fees. Loan origination fees represent revenue earned from originating mortgage loans which generally represent a flat per loan fee based on a percentage of the original principal loan balance and are recognized at the time the mortgage loans are funded.

Stock-Based Compensation

We estimate the grant date fair value of stock-based compensation awards and recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value the fair value our restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2020 and 2019 have a three year performance-based metric measured over performance periods from January 1, 2019 to December 31, 2021 and from January 1, 2019 to December 31, 2020, respectively. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2020 and 2019. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) loss on debt extinguishment, (v) inventory impairment and other, (vi) depreciation and amortization expense, and (vii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Year ended December 31,
	2020	2019
Net income	$206,157	$112,994
Income tax expense	64,083	19,641
Interest in cost of home sales revenues	72,002	61,150
Interest expense (income)	(1,141)	16
Depreciation and amortization expense	13,141	13,382
EBITDA	354,242	207,183
Loss on debt extinguishment	—	10,832
Inventory impairment and other	2,172	4,783
Purchase price accounting for acquired work in process inventory	—	1,724
Adjusted EBITDA	$356,414	$224,522

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

	December 31,
	2020	2019
Total homebuilding debt	$894,875	$965,404
Total stockholders' equity	1,280,705	1,061,699
Total capital	$2,175,580	$2,027,103
Homebuilding debt to capital	41.1%	47.6%

Total homebuilding debt	$894,875	$965,404
Cash and cash equivalents	(394,001)	(55,436)
Cash held in escrow	(23,149)	(35,308)
Net homebuilding debt	$477,725	$874,660
Total stockholders' equity	1,280,705	1,061,699
Net capital	$1,758,430	$1,936,359

Net homebuilding debt to net capital	27.2%	45.2%

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

	Year ended December, 31
	2020	2019
Numerator
Net income	$206,157	$112,994
Denominator
Weighted average common shares outstanding - basic	33,312,554	30,886,382
Dilutive effect of restricted stock units	297,544	300,570
Weighted average common shares outstanding - diluted	33,610,098	31,186,952
Earnings per share:
Basic	$6.19	$3.66
Diluted	$6.13	$3.62

Adjusted Earnings per share
Numerator
Income before income tax expense	$270,240	$132,635
Restructuring costs	1,584	-
Loss on debt extinguishment	-	10,832
Inventory impairment and other	2,172	4,783
Purchase price accounting for acquired work in process inventory	-	1,724
Adjusted income before income tax expense	273,996	149,974
Income tax expense, adjusted(1)	(64,974)	(23,803)
Adjusted net income	209,022	126,171

Denominator - Diluted	33,610,098	31,186,952

Adjusted diluted earnings per share	$6.22	$4.05

(1)For the years ended December 31, 2020 and 2019, our adjusted income tax expense is reflective of our statutory income tax rate adjusted for those permanent differences, including the benefit of Federal Energy Credits of $8.5 million and $17.3 million, respectively, discussed in Note 12 – Income Taxes in the Notes to the Consolidated Financial Statements. For the year ended December 31, 2018, our adjusted income tax expense is reflective of our statutory income tax rate adjusted for those permanent differences, excluding the remeasurement of our deferred tax assets of $1.5 million, discussed in Note 12 – Income Taxes in the Notes to the Consolidated Financial Statements.

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

Our Financial Services business utilizes mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held for sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held for sale, we typically use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also typically hedge our interest rate exposure through entering into interest rate swap futures.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2020, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

During the financial statement close for the quarter ended December 31, 2020, certain accounting and finance employees worked remotely due to the COVID-19 pandemic. All internal control over financial reporting continued as in the past, but with certain necessary documentation changes in light of the remote working environment for certain personnel. There were no changes during the fourth quarter of 2020 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 4, 2021 expressed an unqualified opinion thereon.

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

February 4, 2021

ITEM 9B.    OTHER INFORMATION.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, (which we refer to as our “2021 Proxy Statement”).

Our Code of Business Conduct and Ethics, which applies to all of our directors, executive officers and employees, is available in the “Investors—Corporate Governance—Governance Documents” section of our website located at www.centurycommunities.com. In addition, printed copies of our Code of Business Conduct and Ethics are available upon written request to Century Communities, Inc., 8390 East Crescent Parkway, Suite 650, Greenwood Village, Colorado 80111, Attention: Corporate Secretary. Any waiver of our Code of Business Conduct and Ethics for our executive officers, directors, or any employees may be made only by the Nominating and Corporate Governance Committee of the Board of Directors and will be promptly disclosed as required by law and NYSE rules. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of our Code of Business Conduct and Ethics by posting such information in the “Investors—Corporate Governance—Governance Documents” section of our website located at www.centurycommunities.com.

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our 2021 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our 2021 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence” in our 2021 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information be contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2021 Proxy Statement.

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

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective April 10, 2017 (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2017 (File No. 001-36491)).

3.4

Amendment to the Bylaws of Century Communities, Inc., adopted and effective February 3, 2021 (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2021 (File No. 001-36491)).

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

4.7

Form of 6.750% Senior Notes due 2027 (included as Exhibit A to Rule 144A/Regulation S Appendix to the Indenture) (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

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

10.5†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.6†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and Robert J. Francescon (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.7†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.8†

Form of Director and Officer Indemnification Agreement between Century Communities, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 9, 2020 (File No. 333-195678).

10.9

Amended and Restated Credit Agreement, dated as of June 5, 2018, among Century Communities, Inc., Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2018 (File No. 001-36491)).

10.10

Joinder Agreement, dated as of June 28, 2018, among Century Communities, Inc., the Subsidiary Guarantors party thereto, BMO Harris Bank N.A., and Texas Capital Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2018 (File No. 001-36491)).

10.11

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

10.12

First Modification Agreement, dated December 13, 2019, among Century Communities, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Texas Capital Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 17, 2019 (File No. 001-36491)).

10.13

Purchase Agreement, dated May 9, 2019, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2019 (File No. 001-36491)).

10.14

Registration Rights Agreement, dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

10.15

Distribution Agreement, dated November 27, 2019, among Century Communities, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 1.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019 (File No. 001-36491)).

21.1	Subsidiaries of Century Communities, Inc. (filed herewith).

22.1	List of Guarantor Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (filed herewith).

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_____________________

†Management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Communities, Inc.

Date: February 4, 2021	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: February 4, 2021	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 4, 2021

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 4, 2021

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	February 4, 2021

/s/ J. Scott Dixon	Chief Accounting Officer
J. Scott Dixon	(Principal Accounting Officer)	February 4, 2021

/s/ David L. Messenger, attorney in fact Patricia L. Arvielo	Director	February 4, 2021

/s/ David L. Messenger, attorney in fact John P. Box	Director	February 4, 2021

/s/ David L. Messenger, attorney in fact Keith R. Guericke	Director	February 4, 2021
/s/ David L. Messenger, attorney in fact James M. Lippman	Director	February 4, 2021

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment of Inventories
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

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the inventory impairment process. This included testing controls over management’s review of the homebuilding revenues, which is a significant assumption, and their analysis of the forecasted revenue amounts compared to the historical average sales price and sales price trends.

Our testing of the Company's impairment analysis included, among other procedures, evaluating the significant assumptions and operating data used to estimate the future undiscounted cash flows. To test the homebuilding revenues assumption included in the estimated future undiscounted cash flows, among other procedures, we compared the home sales revenue assumption and estimated sales pace at the community level to market industry information, including publicly available competitor data, recent pricing trends, changes in customer demands, and historical community operating trends.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Denver, Colorado

February 4, 2021

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$394,001	$55,436
Cash held in escrow	23,149	35,308
Accounts receivable	21,781	27,438
Inventories	1,929,664	1,995,549
Mortgage loans held for sale	282,639	185,246
Prepaid expenses and other assets	122,630	124,008
Property and equipment, net	28,384	35,998
Deferred tax assets, net	12,450	10,589
Goodwill	30,395	30,395
Total assets	$2,845,093	$2,499,967
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$107,712	$84,794
Accrued expenses and other liabilities	302,751	213,975
Notes payable	894,875	896,704
Revolving line of credit	—	68,700
Mortgage repurchase facilities	259,050	174,095
Total liabilities	1,564,388	1,438,268
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,350,633 and 33,067,375 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	334	331
Additional paid-in capital	697,200	684,354
Retained earnings	583,171	377,014
Total stockholders' equity	1,280,705	1,061,699
Total liabilities and stockholders' equity	$2,845,093	$2,499,967

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenues
Homebuilding revenues
Home sales revenues	$3,027,167	$2,481,465	$2,110,058
Land sales and other revenues	30,717	11,184	5,631
	3,057,884	2,492,649	2,115,689
Financial services revenue	103,308	43,262	31,724
Total revenues	3,161,192	2,535,911	2,147,413
Homebuilding cost of revenues
Cost of home sales revenues	(2,468,133)	(2,040,241)	(1,741,619)
Cost of land sales and other revenues	(21,929)	(8,130)	(3,832)
	(2,490,062)	(2,048,371)	(1,745,451)
Financial services costs	(54,797)	(32,575)	(22,958)
Selling, general and administrative	(341,710)	(301,525)	(263,981)
Loss on debt extinguishment	—	(10,832)	—
Inventory impairment and other	(2,172)	(4,783)	—
Acquisition expense	—	—	(437)
Equity in income of unconsolidated subsidiaries	—	—	14,849
Other income (expense)	(2,211)	(5,190)	(905)
Income before income tax expense	270,240	132,635	128,530
Income tax expense	(64,083)	(19,641)	(32,075)
Net income	$206,157	$112,994	$96,455

Earnings per share:
Basic	$6.19	$3.66	$3.20
Diluted	$6.13	$3.62	$3.17
Weighted average common shares outstanding:
Basic	33,312,554	30,886,382	30,084,913
Diluted	33,610,098	31,186,952	30,391,346

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

			Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2017	29,503	$295	$566,790	$168,148	$735,233
Adoption of ASC 606	—	—	—	(583)	(583)
Issuance of common stock, net	1,439	14	30,933	—	30,947
Repurchases of common stock	(604)	(6)	(10,946)	—	(10,952)
Repurchase of common stock upon vesting of restricted stock awards	(183)	(1)	(5,483)	—	(5,484)
Stock-based compensation expense	—	—	13,743	—	13,743
Net income	—	—	—	96,455	96,455
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Issuance of common stock, net	2,717	27	79,025	—	79,052
Repurchases of common stock	(83)	(1)	(1,438)	—	(1,439)
Vesting of restricted stock units	430	4	(4)	—	—
Withholding of common stock upon vesting of restricted stock units	(152)	(1)	(3,582)	—	(3,583)
Stock-based compensation expense	—	—	15,316	—	15,316
Net income	—	—	—	112,994	112,994
Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Other	—	—	(385)	—	(385)
Vesting of restricted stock units	454	5	(5)	—	—
Withholding of common stock upon vesting of restricted stock units	(170)	(2)	(5,098)	—	(5,100)
Stock-based compensation expense	—	—	18,334	—	18,334
Net income	—	—	—	206,157	206,157
Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities
Net income	$206,157	$112,994	$96,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,141	13,382	12,031
Stock-based compensation expense	18,334	15,316	13,743
Fair value of mortgage loans held for sale	(7,145)	(1,566)	(2,697)
Loss on debt extinguishment	—	10,832	—
Inventory impairment and other	2,172	4,783	—
Deferred income taxes	(1,861)	3,174	(4,155)
Distributions from unconsolidated subsidiaries	—	—	7,432
Equity in income of unconsolidated subsidiaries	—	—	(14,849)
Loss on disposition of assets	1,425	361	1,979
Changes in assets and liabilities:
Cash held in escrow	12,159	(10,964)	13,640
Accounts receivable	5,657	(13,974)	1,227
Inventories	94,498	(129,024)	(284,977)
Mortgage loans held for sale	(90,248)	(72,853)	(61,747)
Prepaid expenses and other assets	3,142	43,108	(24,558)
Accounts payable	22,918	(5,113)	52,560
Accrued expenses and other liabilities	60,229	(39,263)	(1,662)
Net cash provided by (used in) operating activities	340,578	(68,807)	(195,578)
Investing activities
Purchases of property and equipment	(8,522)	(16,117)	(15,803)
Business combinations, net of acquired cash	—	—	(28,036)
Proceeds from sale of intangible asset	—	1,730	—
Other investing activities	117	104	303
Net cash used in investing activities	(8,405)	(14,283)	(43,536)
Financing activities
Borrowings under revolving credit facilities	678,000	1,548,500	721,000
Payments on revolving credit facilities	(746,700)	(1,682,300)	(518,500)
Proceeds from issuance of senior notes due 2027	—	500,000	—
Extinguishment of senior notes due 2022	—	(391,942)	—
Proceeds from issuance of insurance premium notes and other	5,778	13,719	11,839
Principal payments on insurance notes payable and other	(8,769)	(20,237)	(5,371)
Extinguishments of debt assumed in business combination	—	—	(94,231)
Deferred financing costs	(392)	(6,140)	(3,642)
Net proceeds from mortgage repurchase facilities	84,955	69,540	56,236
Net proceeds from issuances of common stock	—	79,052	30,947
Withholding of common stock upon vesting of restricted stock units	(5,100)	(3,583)	(5,484)
Repurchases of common stock under stock repurchase program	—	(1,439)	(10,952)
Other	(385)	—	—
Net cash provided by financing activities	7,387	105,170	181,842
Net increase (decrease)	$339,560	$22,080	$(57,272)
Cash and cash equivalents and Restricted cash
Beginning of period	58,521	36,441	93,713
End of period	$398,081	$58,521	$36,441
Supplemental cash flow disclosure
Cash paid for income taxes	$48,789	$26,936	$39,656
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$394,001	$55,436	$32,902
Restricted cash (Note 7)	4,080	3,085	3,539
Cash and cash equivalents and Restricted cash	$398,081	$58,521	$36,441

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020, 2019 and 2018

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: first-time, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets first-time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, to our home buyers have been identified as our Financial Services segment.

The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and initially created uncertainty regarding potential impacts to our operations and customer demand. Commencing in March 2020, numerous state and local municipalities issued public health orders with varying expiration dates requiring the closure of nonessential businesses, as well as ordering individuals to stay at home and/or shelter in place whenever possible. These public health orders generally exempted the sale and construction of new homes, other than a small portion of our operations, which had to cease operations in early April. During the latter half of the second quarter of 2020, state and local municipalities in the majority of our markets began to lift the most stringent of the public health restrictions and numerous nonessential businesses were allowed to reopen. Through the remainder of 2020 and as of the date of this filing, we were and are able to build and sell homes in all of our markets.

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

The number of lots and communities disclosed in the notes to the consolidated financial statements are unaudited.

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

Cash Held in Escrow

Cash held in escrow consists of amounts related to the proceeds from home closings held for our benefit in escrow, which are typically held for a few days.

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

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the year ended December 31, 2020, we recorded impairment charges on four communities totaling $2.2 million and for the year ended December 31, 2019, we recorded impairment charges on five communities totaling $2.0 million. Inventory impairments are included in inventory impairment and other in our consolidated statements of operations.

Home Sales Revenues and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets. Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $30.6 million and $10.6 million at December 31, 2020 and December 31, 2019, respectively.

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

Mortgage Loans Held for Sale and Revenue Recognition

Mortgage loans held for sale, including the rights to service the mortgage loans, mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage-backed securities and interest rate lock commitments, are carried at fair value. Changes in fair value are reflected in financial services revenue on the consolidated statement of operations. Management believes carrying loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans, interest rate lock commitments, and the derivative instruments used to economically hedge them.

Also included in financial services revenue are gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and loan origination fees. Loan origination fees represent revenue earned from originating mortgage loans, which generally represent a flat per loan fee based on a percentage of the original principal loan balance and are recognized at the time the mortgage loans are funded.

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

Earnest Money Deposits

We collect earnest money deposits at the time a home buyer’s contract is accepted. Earnest money deposits held on homes under contract as of December 31, 2020 and 2019, totaled $30.6 million and $10.6 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheets.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value our restricted stock units equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2020 and 2019 have three year performance-based metrics measured over performance periods from January 1, 2020 to December 31, 2022 and January 1, 2019 to December 31, 2021, respectively. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company records a corresponding valuation allowance against the deferred tax asset. As of December 31, 2020 and 2019, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statements of operations. As of December 31, 2020 and 2019, we had no reserves for uncertain tax positions.

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

As of December 31, 2020 and 2019, we determined our goodwill was not impaired.

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

Variable Interest Entities (“VIEs”)

We review land option contracts where we have a non-refundable deposit to determine whether the corresponding land seller is a VIE and, if so, whether we are the primary beneficiary.

In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities that most significantly impact the economic performance of the VIE. In making this determination, we consider whether we have the power to direct certain activities, including, but not limited to, determining or limiting the scope or purpose of the VIE, the ability to sell or transfer property owned or controlled by the VIE, or arranging financing for the VIE. We are not the primary beneficiary of any VIE as of December 31, 2020 and 2019.

We analyzed each of our land option contracts to determine whether the land seller is a VIE and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, we are required to consolidate a VIE if we are the primary beneficiary. As a result of our analysis, we determined that as of December 31, 2020, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract. As of December 31, 2020, and 2019, we had non-refundable cash deposits totaling $31.3 million and $40.0 million, respectively, classified in prepaid expenses and other assets in our consolidated balance sheets for land option contracts. The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2020 and 2019, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $11.3 million, $17.0 million and $17.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Advertising and marketing costs are included in selling, general and administrative on the consolidated statement of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Income Taxes

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

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets first time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our Century Complete brand currently has operations in 11 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

The management of our four Century Communities geographic regions and Century Complete reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company. The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

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

	Year ended December 31,
	2020	2019	2018
Revenue:
West	$683,138	$534,613	$459,254
Mountain	860,041	729,045	701,985
Texas	339,346	252,921	213,508
Southeast	672,790	548,661	530,891
Century Complete	502,569	427,409	210,051
Financial Services	103,308	43,262	31,724
Corporate	—	—	—
Total revenue	$3,161,192	$2,535,911	$2,147,413

Income (loss) before income tax expense:
West	$71,417	$43,027	$38,380
Mountain	114,722	89,201	89,048
Texas	34,694	25,866	13,682
Southeast	57,181	31,435	33,267
Century Complete	33,449	22,044	(754)
Financial Services	48,511	10,687	8,766
Corporate	(89,734)	(89,625)	(53,859)
Total income before income tax expense	$270,240	$132,635	$128,530

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2020	2019
West	$536,907	$610,248
Mountain	778,198	635,201
Texas	207,746	232,887
Southeast	329,930	441,818

Century Complete	218,604	244,827
Financial Services	421,153	254,282
Corporate	352,555	80,704
Total assets	$2,845,093	$2,499,967

Corporate assets include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Business Combinations

WJH, LLC – Wade Jurney Homes

On June 14, 2018, we acquired the remaining 50% ownership interest in WJH, LLC (“WJH”) for $37.5 million, whereby WJH became a 100% owned subsidiary of the Company. We initially acquired a 50% ownership interest in WJH in November 2016 as part of a joint venture, which was accounted for under the equity method of accounting. We subsequently rebranded Wade Jurney Homes as Century Complete (“CMP”). Our Century Complete brand targets first-time homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. The acquired assets primarily include homes under construction that are in various stages of completion and are geographically dispersed. We determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. As the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences, we concluded that the acquisition represents a business combination. We incurred $0.4 million in acquisition costs during the year ended December 31, 2018, which are reflected in acquisition expenses in our consolidated statements of operations.

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

Acquired inventories consist primarily of work in process inventories. We estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  The stage of production, as of the acquisition date, ranged from recently started lots to fully completed single-family residences.  Amortizable intangible assets included acquired trade names and a non-compete agreement, which were estimated to have fair values of $3.3 million and $0.3 million, respectively, and are amortized over 10 years and 2 years, respectively.  During the year ended December 31, 2019, we impaired our Wade Jurney Homes trade name of $3.3 million and $0.5 million of associated accumulated amortization, resulting in a $2.8 million loss, which is included in inventory impairment and other in our consolidated statements of operations. The purchase price accounting reflected in the accompanying financial statements was completed during the year ended December 31, 2019.

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

Unaudited Pro Forma Financial Information

Unaudited pro forma revenue and income before tax expense for the year ended December 31, 2018 gives effect to the results of the acquisition of WJH. The effect of the WJH acquisition is reflected as though the acquisition date was as of January 1, 2018. Unaudited pro forma income before tax expense adjusts the operating results of WJH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition and excludes acquisition expense incurred related to the transactions.

Year ended December 31,
2018
Total revenues	$2,297,804

Income before tax expense	$148,245
Income tax expense	(37,061)
Net income	$111,184
Less: Undistributed earnings allocated to participating securities	(68)
Numerator for basic and diluted pro forma EPS	$111,116

Pro forma weighted average shares-basic	30,084,913
Pro forma weighted average shares-diluted	30,391,346

Pro forma basic EPS	$3.69
Pro forma diluted EPS	$3.66

4. Inventory

Inventory included the following (in thousands):

	December 31,	December 31,
	2020	2019
Homes under construction	$1,040,584	$1,091,576
Land and land development	828,242	836,904
Capitalized interest	60,838	67,069
Total inventories	$1,929,664	$1,995,549

5. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire. Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as whole loans, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were committed to borrowers (“interest rate lock commitments”) totaled approximately $172.3 million and $37.6 million at December 31, 2020 and 2019, respectively, and carried a weighted average interest rate of approximately 2.8% and 3.9%, respectively. As of December 31, 2020 and 2019, Inspire had mortgage loans held for sale with an aggregate fair value of $282.6 million and $185.2 million, respectively, and an aggregate outstanding principal balance of $269.6 million and $179.3 million, respectively. Our net gains on the sale of mortgage loans were $72.8 million, $32.2 million and $22.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in the financial services revenue on the consolidated statements of operations. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program.

6. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2020	2019
Land	$2,245	$3,289
Buildings and improvements	3,880	3,849
Leasehold improvements	3,703	3,138
Machinery and equipment	11,752	11,058
Furniture and fixtures	2,895	2,657
Model furnishings	27,109	29,829
Computer hardware and software	13,572	11,765
	65,156	65,585
Less accumulated depreciation	(36,772)	(29,587)
Total property and equipment, net	$28,384	$35,998

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid insurance	$18,699	$26,175
Lot option and escrow deposits	39,985	48,810
Performance deposits	9,372	6,299
Deferred financing costs on revolving line of credit, net	3,206	4,574
Restricted cash (1)	4,080	3,085
Secured note receivable	2,434	2,602
Right of use assets	16,175	18,854
Other assets and prepaid expenses	8,082	8,842
Mortgage loans held for investment	8,727	3,385
Derivative assets and mortgage servicing rights	11,870	1,382
Total prepaid expenses and other assets	$122,630	$124,008

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2020	2019
Earnest money deposits	$30,578	$10,592
Warranty reserve	13,824	9,731
Accrued compensation costs	60,692	30,888
Land development and home construction accruals	80,088	110,284
Liability for product financing arrangements	62,084	3,848
Accrued interest	13,649	14,562
Lease liabilities - operating leases	16,801	19,306
Income taxes payable	3,118	329
Derivative liability	3,807	147
Other accrued liabilities	18,110	14,288
Total accrued expenses and other liabilities	$302,751	$213,975

9. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $2.4 million, $1.9 million and $3.4 million during the years ended December 31, 2020, 2019 and 2018, respectively, which is included as a reduction to cost of home sales revenues on our consolidated statements of operations.  Changes in our warranty accrual for the years ended December 31, 2020, 2019, and 2018 are detailed in the table below (in thousands):

	Year ended December 31,
	2020	2019	2018
Beginning balance	$9,731	$7,970	$8,531
Warranty reserve assumed in business combination	—	—	397
Warranty expense provisions	9,592	7,727	6,686
Payments	(3,056)	(4,024)	(4,204)
Warranty adjustment	(2,443)	(1,942)	(3,440)
Ending balance	$13,824	$9,731	$7,970

10. Debt

Our outstanding debt obligations included the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
6.750% senior notes, due May 2027(1)	$494,768	$494,307
5.875% senior notes, due July 2025(1)	396,821	396,120
Other financing obligations	3,286	6,277
Notes payable	894,875	896,704
Revolving line of credit, due April 2023	—	68,700
Mortgage repurchase facilities	259,050	174,095
Total debt	$1,153,925	$1,139,499

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Issuance of Initial 6.750% Senior Notes Due 2027

In May 2019, we completed a private offering of $500.0 million aggregate principal amount of the Company’s Initial 6.750% Senior Notes due 2027 (which we refer to as the “Initial Notes due 2027”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933 (which we refer to as the “Securities Act”). The Initial Notes due 2027 were issued under the Indenture, dated as of May 23, 2019, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “May 2019 Indenture,” as it may be supplemented or amended from time to time). The Initial Notes due 2027 were issued at 100% of their principal amount and we received net proceeds of $493.9 million. In connection with this issuance, we deferred $6.1 million of issuance costs, which is presented in the notes payable line item of the consolidated balance sheet. In February 2020, we completed an offer to exchange approximately $500.0 million in aggregate principal amount of our Initial Notes due 2027, which are registered under the Securities Act (which we refer to as the “Exchange Notes due 2027”), for an equivalent amount of the Initial Notes due 2027 that were tendered and accepted for exchange.  The terms of the Exchange Notes due 2027 are identical in all material respects to the Initial Notes due 2027, except that the Exchange Notes due 2027 are registered under the Securities Act and the transfer restrictions, registration rights, and additional interest provisions that are applicable to the Initial Notes due 2027 do not apply to the Exchange Notes due 2027.

The Initial Notes due 2027 and Exchange Notes due 2027 (which we refer to collectively, as the “Existing Notes due 2027”) will be treated as a single series of notes under the May 2019 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2019 Indenture. The Existing Notes due 2027 are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2019 Indenture governing the Existing Notes due 2027 contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing Notes due 2027 is due July 2027, with interest only payments due semi-annually in June and December of each year, which began on December 1, 2019.

As of December 31, 2020, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2027, was $494.8 million.

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

As of December 31, 2020, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2025 was $396.8 million.

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

As of December 31, 2020, no amounts were outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018 and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to $350 million as of December 31, 2020, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through September 2021 and bear a weighted average interest rate of 2.68%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2020 and 2019, we had $259.1 million and $174.1 million outstanding under these Repurchase Facilities, respectively, and were in compliance with all covenants thereunder.

During the years ended December 31, 2020 and 2019, we incurred interest expense on our Repurchase Facilities of $3.0 million and $2.7 million, respectively, which are included in financial services costs on our consolidated statements of operations.

Other Financing Obligations

As of December 31, 2020, we had $2.0 million of outstanding land development notes and $1.3 million of outstanding insurance premium notes, compared to $3.0 million of outstanding land development notes and $3.3 million outstanding insurance premium notes for the year ended December 31, 2019.

Aggregate annual maturities of debt as of December 31, 2020 are as follows (in thousands):

2021	$262,296
2022	40
2023	—
2024	—
2025	400,000
Thereafter	500,000
Total	1,162,336
Less: Discount and deferred financing costs, net on senior notes	(8,411)
Carrying amount	$1,153,925

During the years ended December 31, 2020 and 2019, we paid approximately $66.8 million and $74.9 million, respectively, in interest expense payments.

11. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2020, 2019, and 2018, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Interest capitalized beginning of period	$67,069	$53,842	$41,762
Interest capitalized during period	65,771	74,377	60,772
Less: capitalized interest in cost of sales	(72,002)	(61,150)	(48,692)
Interest capitalized end of period	$60,838	$67,069	$53,842

12. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, provides various income and payroll tax provisions to provide economic and other relief from the COVID-19 pandemic. The CARES Act does not have a material impact on our income tax expense or effective tax rate for 2020.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA, among other things, reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and eliminated several business deductions and credits, including deductions for certain executive compensation in excess of $1 million.

Our income tax expense for the years ended December 31, 2020, 2019 and 2018 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$51,741	$9,113	$27,815
State and local	14,203	7,354	8,415
Total current	65,944	16,467	36,230
Deferred
Federal	(1,375)	2,528	(3,182)
State and local	(486)	646	(973)
Total deferred	(1,861)	3,174	(4,155)
Income tax expense	$64,083	$19,641	$32,075

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2020, 2019, and 2018, to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2020	2019	2018
Statutory income tax expense	$56,730	$27,844	$26,991
State income tax expense, net of federal income tax expense	11,153	5,483	4,847
Executive compensation	4,566	4,123	2,760
Excess tax benefits upon vesting of share based payment awards	(108)	(252)	(1,276)
Remeasurement of deferred tax assets	-	-	1,548
Federal energy credits	(8,549)	(17,256)	(2,426)
State tax credits	(900)	-	-
Other	1,191	(301)	(369)
Income tax expense	$64,083	$19,641	$32,075

Income tax expense for the year ended December 31, 2020, 2019, and 2018 is impacted by benefits of $8.5 million, $17.3 million, and $2.4 million, respectively, associated with the Energy Efficient Home Credit under IRS §45L (which we refer to as “Federal Energy Credits”). The Federal Energy Credits provide eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute. The Federal Energy Credits had previously expired and were not available to be claimed for any home which was delivered after December 31, 2017. However, on December 20, 2019 an extension of the Federal Energy Credits was enacted into law, which extended the availability of the credit to homes delivered during the years ended December 31, 2018, 2019 and 2020. On December 27, 2020, an extension of the Federal Energy Credits was enacted into law, extending the current provisions through December 31, 2021.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets
Warranty reserves	$3,389	$2,356
Amortizable intangible assets	1,464	2,183
Stock-based compensation	841	598
Accrued compensation and other	10,206	2,775
Inventories, additional costs capitalized for tax	2,028	8,206
Other	330	-
Deferred tax asset	18,258	16,118

Deferred tax liabilities
Prepaid expenses	(141)	(264)
Property and equipment	(4,658)	(5,265)
Mortgage servicing rights	(1,009)	-
Deferred tax liability	(5,808)	(5,529)
Net deferred tax asset	$12,450	$10,589

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the year, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2015 through 2020.

13. Fair Value Disclosures

Fair value measurements are used for the Company’s mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights, interest rate lock commitments and other derivative instruments on a recurring basis. We also utilize fair value measurements on a non-recurring basis for inventories, and intangible assets when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date.

•Mortgage loans held for sale – Fair value is based on quoted market prices for committed mortgage loans.

•Derivative assets and liabilities – Derivative assets and liabilities are related to our financial services segments and fair value is based on market prices for similar instruments.

Level 3 – Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.

•Mortgage servicing rights - The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates.

•Mortgage loans held for investment – The fair value of mortgage loans held for investment is calculated based on Level 3 analysis which incorporates information including the value of underlying collateral, from markets where there is little observable trading activity.

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019, and the changes in the fair value of the Level 3 assets during the year ended December 31, 2020 and 2019:

			As of December 31,
	Balance Sheet Classification	Hierarchy	2020	2019
Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$282,639	$185,246
Mortgage loans held for investment	Prepaid expenses and other assets	Level 3	$8,727	$3,385
Derivative assets	Prepaid expenses and other assets	Level 2	$7,755	$1,382
Mortgage servicing rights (1)	Prepaid expenses and other assets	Level 3	$4,115	$—
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$3,807	$147

(1)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates, which were 10.4%, 9.8%, and 0.6%, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Year Ended December 31,
Mortgage servicing rights:	2020	2019
Beginning of year	$—	$—
Originations	4,115	—
Disposals/settlements	—	—
Changes in fair value	—	—
End of year	$4,115	$—

	Year Ended December 31,
Mortgage loans held for investment	2020	2019
Beginning of year	$3,385	$954
Originations	7,050	3,104
Disposals/settlements	(1,525)	(555)
Reduction in unpaid principal balance	(111)	(39)
Changes in fair value	(72)	(79)
End of year	$8,727	$3,385

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at December 31, 2020 and 2019.

		December 31, 2020		December 31, 2019

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$394,001	$394,001	$55,436	$55,436
Secured notes receivable (1)	Level 2	$2,434	$2,448	$2,602	$2,545
5.875% senior notes (2)(3)	Level 2	$396,821	$417,500	$396,120	$415,680
6.750% senior notes (2)(3)	Level 2	$494,768	$533,750	$494,307	$537,500
Revolving line of credit(4)	Level 2	$—	$—	$68,700	$68,700
Other financing obligations(4)(5)	Level 3	$3,286	$3,286	$6,277	$6,277
Mortgage repurchase facilities(4)	Level 2	$259,050	$259,050	$174,095	$174,095

(1)

Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note. In May 2020, the maturity of the secured note receivable was extended by one year to May of 2021.

(2)	Estimated fair value of the senior notes is based on recent trading activity in inactive markets.
(3)

Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of December 31, 2020, these amounts totaled $5.2 million and $3.2 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2019, these amounts totaled $5.7 million and $3.9 million for the 6.875% senior notes and 5.875% senior notes, respectively.

(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(5)	Insurance premium notes included in other financing obligations bore interest rates ranging from 3.278% to 3.240% during the year ended December 31, 2020 and during the year ended December 31, 2019.

During the year ended December 31, 2020, we determined that inventory with a carrying value before impairment of $12.0 million within four communities across our Texas and Century Complete segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $2.2 million to reflect the estimated fair value of the communities of $9.8 million. The estimated fair value of the communities was determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections may change our conclusions on the recoverability of inventory in future periods.

14. Leases

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

We primarily enter into operating leases for the right to use office space and computer and office equipment, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. We include renewal terms in the lease term when it is reasonably certain that we will exercise the option. We establish a right of use asset and a lease liability at the commencement date of the lease based on the present value of future minimum lease payments. As the rate implicit in each lease is not readily determinable, we utilize our incremental borrowing rate in determining the present value of future minimum payments. Our incremental borrowing rate is determined based on information available at the commencement date. We account for the lease components and non-lease components as a single lease component. As of December 31, 2020, the Company had $16.2 million and $16.8 million recognized as a right of use asset and lease liability, respectively, which are presented on the consolidated balance sheet within prepaid expenses and other assets and accrued expenses and other liabilities, respectively. As of December 31, 2019, the Company had $18.9 million and $19.3 million recognized as a right of use asset and lease liability, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheet.

Under ASC 842, operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $6.5 million and $5.9 million for the years ended December 31, 2020, and 2019, respectively, which are presented on the consolidated statement of operations within selling, general, and administrative expense.

Information related to the Company’s right of use asset and lease liability were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for operating lease liabilities	$6,074	$5,361
Right-of-use assets obtained in exchange for new operating lease obligations	$2,815	$5,225
Weighted-average remaining lease term	3.52 years	4.13 years
Weighted-average discount rate	5.64%	6.22%

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$5,649
2022	4,922
2023	4,208
2024	2,911
2025	837
Thereafter	—
Total	$18,527
Less: discount	(1,726)
Total lease liabilities	$16,801

15. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees. The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2020, 2019 and 2018 were $2.5 million, $1.9 million and $1.9 million, respectively.

16. Stock-Based Compensation

During the years ended December 31, 2020, 2019, and 2018, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock in each year, assuming maximum level of performance, with grant date fair values of $26.38, $22.01, and $28.10, respectively, per share that are subject to both service and performance vesting conditions. The quantity of shares that will vest under the PSUs range from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a 3 year pre-tax income performance goal. During the years ended December 31, 2020, 2019 and 2018, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.4 million, 0.6 million and 0.3 million shares of common stock, respectively, with grant date fair values of $30.44, $23.85 and $30.43 per share, respectively, that vest over a 1 to 3 year period. Prior to 2017, we had granted restricted stock awards (“RSAs”) which fully vested during the year ended December 31, 2018.

The following table summarizes the activity of our PSUs, RSUs, and RSAs for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	1,219	$24.64	846	$25.14	834	$18.16
Granted	701	28.90	882	23.49	592	29.86
Vested	(454)	24.42	(430)	23.53	(491)	18.02
Forfeited	(4)	28.56	(79)	24.99	(89)	22.44
Outstanding, end of year	1,462	$26.76	1,219	$24.64	846	$25.14

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

As of December 31, 2020
Unvested units	1,462
Unrecognized compensation cost	$13,642
Period to recognize compensation cost	1.76 years

During the years ended December 31, 2020, 2019 and 2018, the Company recognized stock-based compensation expense of $18.3 million, $15.3 million and $13.7 million, respectively, which is generally included in selling, general and administrative on the consolidated statements of operations.

17. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2020, and 2019, there were 33.4 million and 33.1 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.5 million and 0.3 million shares of common stock related to the vesting of RSUs during the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, approximately 1.0 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 7, 2016, we entered into a Distribution Agreement (which we refer to as the “First Distribution Agreement”) with J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc. (which we refer to collectively as the “Sales Agents”), relating to our common stock.  Under the First Distribution Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through any of our

Sales Agents in “at the market” offerings.    On August 9, 2017, we entered into a second Distribution Agreement (which we refer to as the “Second Distribution Agreement”) with the Sales Agents, which superseded and replaced the First Distribution Agreement, pursuant to which we may offer and sell from time to time up to $100.0 million in “at the market” offerings. On July 3, 2018, we entered into a third Distribution Agreement (which we refer to as the “Third Distribution Agreement”) with J.P. Morgan Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as its sales agents (which we refer to as the “New Sales Agents”), which superseded and replaced the Second Distribution Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the New Sales Agents “in at the market” offerings. On November 27, 2019, we entered into a Distribution Agreement (the “Fourth Distribution Agreement”), which superseded and replaced the Third Distribution Agreement, with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (the “Sales Agents”), pursuant to which the Company may offer and sell from time to time through the Sales Agents up to $100,000,000 maximum aggregate offering price of the Company’s common stock, par value $0.01 per share, in such amounts as the Company may specify by notice to any Sales Agent, in “at the market” offerings. During the year ended December 31, 2020 we did not sell or issue any shares of our common stock. During the year ended December 31, 2019, we sold and issued an aggregate of 2.7 million shares of our common stock, respectively, under the various Distribution Agreements in effect during this periods, which provided gross proceeds to us of $80.1 million, and in connection with such sales, we paid total commissions and fees to the Sales Agents of $0.6 million.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the year ended December 31, 2020, we did not repurchase any shares of common stock. During the year ended December 31, 2019, we repurchased 83,000 shares of common stock under this program for approximately $1.4 million.

18. Earnings Per Share

During the years ended December 31, 2020 and 2019, we used the treasury stock method of calculating earnings per share (“EPS”) as our currently non-vested RSUs and PSUs do not have participating rights. During the year ended December 31, 2018, we used the two-class method of calculating EPS as our previously outstanding unvested RSAs had non-forfeitable rights to dividends, and accordingly, represented a participating security. The two-class method is an earnings allocation method under which EPS is calculated for each class of common stock and participating security considering both dividends declared (or accumulated) and participating rights in undistributed earnings as if all such earnings had been distributed during the period.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share information):

	Year ended December 31,
	2020	2019	2018
Numerator
Net income	$206,157	$112,994	$96,455
Less: Undistributed earnings allocated to participating securities	—	—	(59)
Net income allocable to common stockholders	$206,157	$112,994	$96,396
Denominator
Weighted average common shares outstanding - basic	33,312,554	30,886,382	30,084,913
Dilutive effect of restricted stock units	297,544	300,570	306,433
Weighted average common shares outstanding - diluted	33,610,098	31,186,952	30,391,346
Earnings per share:
Basic	$6.19	$3.66	$3.20
Diluted	$6.13	$3.62	$3.17

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.8 million, 0.6 million, and 0.3 million common stock unit equivalents from diluted earnings per share during the year ended December 31, 2020, 2019, and 2018 respectively, related to the PSUs for which performance conditions remained unsatisfied.

19. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of December 31, 2020 and 2019, we had $402.7 million and $344.1 million, respectively, in letters of credit and performance bonds issued and outstanding.

Legal Proceedings

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction claims. It is the opinion of management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record a charge to selling, general and administrative expense on our consolidated statements of operations for our estimated loss.

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in other assets on our consolidated balance sheet when recovery is probable.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flow.

20. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2020
Home sales revenues	$572,710	$747,415	$760,239	$946,803
Gross margin from home sales revenues	$102,183	$126,760	$132,875	$197,216
Income before income tax expense	$34,088	$50,103	$64,885	$121,164
Net income	$26,126	$38,450	$49,764	$91,817
Basic earnings per share	$0.79	$1.15	$1.49	$2.75
Diluted earnings per share	$0.78	$1.15	$1.48	$2.72

2019
Home sales revenues	$523,302	$608,636	$573,860	$775,667
Gross margin from home sales revenues	$89,545	$104,708	$104,026	$142,945
Income before income tax expense	$22,997	$20,830	$34,840	$53,968
Net income	$17,117	$15,495	$27,024	$53,358
Basic earnings per share	$0.57	$0.51	$0.88	$1.65
Diluted earnings per share	$0.56	$0.51	$0.87	$1.63