Form 10-Q
period 2021-03-31
Century Communities, Inc.
filed 2021-04-29
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

On April 22, 2021, 33,721,683 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)	(audited)
Cash and cash equivalents	$502,906	$394,001
Cash held in escrow	54,220	23,149
Accounts receivable	24,856	21,781
Inventories	1,853,199	1,929,664
Mortgage loans held for sale	303,414	282,639
Prepaid expenses and other assets	139,300	122,630
Property and equipment, net	28,181	28,384
Deferred tax assets, net	15,213	12,450
Goodwill	30,395	30,395
Total assets	$2,951,684	$2,845,093
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$84,179	$107,712
Accrued expenses and other liabilities	311,508	302,751
Notes payable	897,778	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	285,050	259,050
Total liabilities	1,578,515	1,564,388
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,708,286 and 33,350,633 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	337	334
Additional paid-in capital	688,009	697,200
Retained earnings	684,823	583,171
Total stockholders' equity	1,373,169	1,280,705
Total liabilities and stockholders' equity	$2,951,684	$2,845,093

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Homebuilding revenues
Home sales revenues	$959,279	$572,710
Land sales and other revenues	15,670	20,104
Total homebuilding revenues	974,949	592,814
Financial services revenues	33,620	9,795
Total revenues	1,008,569	602,609
Homebuilding cost of revenues
Cost of home sales revenues	(756,507)	(470,526)
Cost of land sales and other revenues	(10,020)	(14,167)
Total homebuilding cost of revenues	(766,527)	(484,693)
Financial services costs	(18,301)	(9,586)
Selling, general and administrative	(92,151)	(73,619)
Inventory impairment and other	—	(781)
Other income (expense)	(541)	158
Income before income tax expense	131,049	34,088
Income tax expense	(29,397)	(7,962)
Net income	$101,652	$26,126

Earnings per share:
Basic	$3.03	$0.79
Diluted	$3.00	$0.78
Weighted average common shares outstanding:
Basic	33,563,903	33,207,928
Diluted	33,884,275	33,476,444

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$101,652	$26,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,806	3,415
Stock-based compensation expense	3,019	1,685
Fair value of mortgage loans held for sale and other	(15)	3,280
Inventory impairment and other	—	781
Deferred income taxes	(2,763)	(521)
Loss on disposition of assets	329	330
Changes in assets and liabilities:
Cash held in escrow	(31,071)	12,811
Accounts receivable	(3,075)	4,349
Inventories	63,586	(60,930)
Mortgage loans held for sale	(25,662)	41,554
Prepaid expenses and other assets	(14,900)	3,579
Accounts payable	(23,533)	(44,624)
Accrued expenses and other liabilities	25,747	(4,211)
Net cash provided by (used in) operating activities	96,120	(12,376)
Investing activities
Purchases of property and equipment	(2,913)	(2,686)
Other investing activities	27	60
Net cash used in investing activities	(2,886)	(2,626)
Financing activities
Borrowings under revolving credit facilities	—	678,000
Payments on revolving credit facilities	—	(224,800)
Proceeds from issuance of insurance premium notes and other	4,124	4,137
Principal payments on insurance notes payable	(1,602)	(2,043)
Net proceeds (payments) on mortgage repurchase facilities	26,000	(40,302)
Withholding of common stock upon vesting of restricted stock units	(12,177)	(4,977)
Other	(30)	—
Net cash provided by financing activities	16,315	410,015
Net increase	$109,549	$395,013
Cash and cash equivalents and Restricted cash
Beginning of period	398,081	58,521
End of period	$507,630	$453,534
Supplemental cash flow disclosure
Cash paid for income taxes	$10	$—
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$502,906	$450,973
Restricted cash (Note 5)	4,724	2,561
Cash and cash equivalents and Restricted cash	$507,630	$453,534

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of restricted stock units	601	6	(6)	—	—
Withholding of common stock upon vesting of restricted stock units	(244)	(3)	(12,174)	—	(12,177)
Stock-based compensation expense	—	—	3,019	—	3,019
Other	—	—	(30)	—	(30)
Net income	—	—	—	101,652	101,652
Balance at March 31, 2021	33,708	$337	$688,009	$684,823	$1,373,169

Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Vesting of restricted stock units	412	4	(4)	—	—
Withholding of common stock upon vesting of restricted stock units	(160)	(2)	(4,975)	—	(4,977)
Stock-based compensation expense	—	—	1,685	—	1,685
Net income	—	—	—	26,126	26,126
Balance at March 31, 2020	33,319	$333	$681,060	$403,140	$1,084,533

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade opportunities. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year, particularly in light of the novel coronavirus (COVID-19) pandemic and measures intended to mitigate the spread. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on February 5, 2021.

The COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and initially created uncertainty regarding potential impacts to our operations and customer demand. Commencing in March 2020, numerous state and local municipalities issued public health orders with varying expiration dates requiring the closure of nonessential businesses, as well as ordering individuals to stay at home and/or shelter in place whenever possible. These public health orders generally exempted the sale and construction of new homes, other than a small portion of our operations, which had to cease operations in early April 2020. During the latter half of the second quarter of 2020, state and local municipalities in the majority of our markets began to lift the most stringent of the public health restrictions and numerous nonessential businesses were allowed to reopen. As of the date of this filing and throughout the first quarter of 2021, we are and were able to build and sell homes in all of our markets.

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

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The standard simplifies the accounting for income taxes, eliminates certain exceptions, and clarifies certain aspects of ASC 740 to promote consistency among reporting entities.

We adopted this standard on January 1, 2021 with no material effect on the condensed consolidated financial statements and related disclosures.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and provides no option or upgrade selections. Our Century Complete brand currently has operations in 11 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

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

	Three Months Ended March 31,
	2021	2020
Revenue:
West	$185,826	$131,887
Mountain	305,313	171,152
Texas	87,735	60,164
Southeast	220,406	131,502
Century Complete	175,669	98,109
Financial Services	33,620	9,795
Corporate	—	—
Total revenue	$1,008,569	$602,609

Income (loss) before income tax expense:
West	$27,461	$15,341
Mountain	51,980	18,498
Texas	8,531	5,484
Southeast	23,440	8,308
Century Complete	21,730	780
Financial Services	15,319	209
Corporate	(17,412)	(14,532)
Total income before income tax expense	$131,049	$34,088

The following table summarizes total assets by segment (in thousands):

	March 31,	December 31,
	2021	2020
West	$543,938	$536,907
Mountain	801,217	778,198
Texas	226,367	207,746
Southeast	356,600	329,930
Century Complete	236,707	218,604
Financial Services	447,182	421,153
Corporate	339,673	352,555
Total assets	$2,951,684	$2,845,093

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2021	2020
Homes under construction	$1,028,488	$1,040,584
Land and land development	767,202	828,242
Capitalized interest	57,509	60,838
Total inventories	$1,853,199	$1,929,664

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans, Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as whole loans, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $219.6 million and $172.3 million at March 31, 2021 and December 31, 2020, respectively, and carried a weighted average interest rate of approximately 3.2% and 2.8%, respectively.  As of March 31, 2021 and December 31, 2020, Inspire had mortgage loans held for sale with an aggregate fair value of $303.4 million and $282.6 million, respectively, and an aggregate outstanding principal balance of $295.2 million and $269.6 million, respectively. Our net gains on the sale of mortgage loans were $22.9 million and $11.6 million for the three months ended March 31, 2021 and 2020, respectively, and are included in the financial services revenue on the condensed consolidated statements of operations. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program.

Mortgage loans in process for which interest rates were committed to borrowers, mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instrument used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value and changes in fair value are reflected in financial services revenue on the condensed consolidated statements of operations. Management believes carrying loans held-for-sale and the derivative instruments used to economically hedge them at fair value improves financial reporting by more accurately reflecting the underlying transaction. Refer to Note 11 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$18,698	$18,699
Lot option and escrow deposits	47,017	39,985
Performance deposits	9,594	9,372
Deferred financing costs on revolving line of credit, net	2,862	3,206
Restricted cash (1)	4,724	4,080
Secured note receivable	2,407	2,434
Right of use assets	15,169	16,175
Other assets and prepaid expenses	12,029	8,082
Mortgage loans held for investment	10,078	8,727
Derivative assets and mortgage servicing rights	16,722	11,870
Total prepaid expenses and other assets	$139,300	$122,630

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2021	2020
Earnest money deposits	$39,053	$30,578
Warranty reserve	13,480	13,824
Accrued compensation costs	39,671	60,692
Land development and home construction accruals	80,711	80,088
Liability for product financing arrangements	48,597	62,084
Accrued interest	16,211	13,649
Lease liabilities - operating leases	15,673	16,801
Income taxes payable	35,137	3,118
Derivative liability	—	3,807
Other accrued liabilities	22,975	18,110
Total accrued expenses and other liabilities	$311,508	$302,751

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.8 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three months ended March 31, 2021 and 2020 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$13,824	$9,731
Warranty expense provisions	2,298	1,777
Payments	(839)	(689)
Warranty adjustment	(1,803)	(1,092)
Ending balance	$13,480	$9,727

8. Debt

Our outstanding debt obligations included the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
6.750% senior notes, due May 2027(1)	$494,972	$494,768
5.875% senior notes, due July 2025(1)	396,997	396,821
Other financing obligations	5,809	3,286
Notes payable	897,778	894,875
Revolving line of credit, due April 2023	—	—
Mortgage repurchase facilities	285,050	259,050
Total debt	$1,182,828	$1,153,925

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

As of March 31, 2021 and December 31, 2020, no amounts were outstanding under the credit facility and we were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”), which were increased in 2020, provide Inspire with uncommitted repurchase facilities of up to $350 million as of March 31, 2021, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through December 31, 2021 and bear a weighted average interest rate of 2.68%.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2021 and December 31, 2020, we had $285.1 million and $259.1 million outstanding under these repurchase facilities, respectively, and were in compliance with all covenants thereunder.

During the three months ended March 31, 2021 and 2020, we incurred interest expense on the repurchase facilities of $0.8 million and $0.7 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2021 and 2020, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest capitalized beginning of period	$60,838	$67,069
Interest capitalized during period	15,048	17,453
Less: capitalized interest in cost of sales	(18,377)	(13,685)
Interest capitalized end of period	$57,509	$70,837

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2021 estimated annual effective tax rate of 23.6% is driven by our blended federal and state statutory rate of 24.7%, and certain other permanent differences between GAAP and tax which decreased our rate by 1.1%.

For the three months ended March 31, 2021, our estimated annual rate of 23.6% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2021 and 2020, we recorded income tax expense of $29.4 million and $8.0 million, respectively.

11. Fair Value Disclosures

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

•Derivative assets and liabilities – Derivative assets and liabilities are related to our financial services segment and fair value is based on market prices for similar instruments.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and the changes in the fair value of the Level 3 assets during the three months ended March 31, 2021 and 2020, respectively:

			March 31,	December 31,
	Balance Sheet Classification	Hierarchy	2021	2020

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$303,414	$282,639
Mortgage loans held for investment	Prepaid expenses and other assets	Level 3	$10,078	$8,727
Derivative assets	Prepaid expenses and other assets	Level 2	$8,473	$7,755
Mortgage servicing rights (1)	Prepaid expenses and other assets	Level 3	$8,249	$4,115
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$3,807

(1)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates, which were 8.0%, 9.8%, and 0.4%, respectively.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended March, 31
Mortgage servicing rights:	2021	2020
Beginning of year	$4,115	$—
Originations	3,882	—
Disposals/settlements	(126)	—
Changes in fair value	378	—
End of year	$8,249	$—

	Three Months Ended March, 31
Mortgage loans held-for-investment	2021	2020
Beginning of year	$8,727	$3,385
Originations	1,400	3,437
Disposals/settlements	—	(419)
Reduction in unpaid principal balance	(49)	(16)
Changes in fair value	—	—
End of year	$10,078	$6,387

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at March 31, 2021 and December 31, 2020, respectively.

		March 31, 2021		December 31, 2020

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$502,906	$502,906	$394,001	$394,001
Secured notes receivable (1)	Level 2	$2,407	$2,418	$2,434	$2,448
5.875% senior notes (2)(3)	Level 2	$396,997	$414,000	$396,821	$417,500
6.750% senior notes (2)(3)	Level 2	$494,972	$530,000	$494,768	$533,750
Revolving line of credit(4)	Level 2	$—	$—	$—	$—
Other financing obligations(4)(5)	Level 3	$5,809	$5,809	$3,286	$3,286
Mortgage repurchase facilities(4)	Level 2	$285,050	$285,050	$259,050	$259,050

(1)Estimated fair value of the secured notes receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note. In May 2020, the maturity of the secured note receivable was extended by one year to May of 2021.

(2)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(3)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of March 31, 2021, these amounts totaled $5.0 million and $3.0 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2020, these amounts totaled $5.2 million and $3.2 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(4)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(5)Insurance premium notes included in other financing obligations bore interest rates ranging from 3.200% to 3.240% during the period ended March 31, 2021 and during the period ended December 31, 2020.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three months ended March 31, 2021. During the three months ended March 31, 2020, we determined that inventory with a carrying value before impairment of $2.3 million within one community was not recoverable. Accordingly, we recognized an impairment charge of $0.8 million to reflect the estimated fair value of the community of $1.5 million. The estimated fair value of the community was determined through a discounted cash flow approach utilizing Level 3 inputs. This inventory impairment was incurred in the Century Complete segment. The estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

12. Stock-Based Compensation

During the three months ended March 31, 2021 and 2020, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.3 million shares of common stock, respectively, with a grant date fair value of $52.74 per share and $31.19 per share, respectively, that vest over a three year period. During the three months ended March 31, 2021 we also granted performance share units (which we refer to as “PSUs”) covering up to 0.2 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $58.28 per share. We did not grant any PSUs during the three months ended March 31, 2020. Granted PSUs are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year pre-tax income performance goal. Approximately 0.8 million shares will vest if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

As of March 31, 2021
Unvested units	1,191
Unrecognized compensation cost	$27,208
Remaining period to recognize compensation cost	2.24 years

During the three months ended March 31, 2021 and 2020, we recognized stock-based compensation expense of $3.0 million and $1.7 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2021, and December 31, 2020 there were 33.7 million and 33.4 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.6 million and 0.4 million shares of common stock related to the vesting of RSUs during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, approximately 0.7 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, had all $100.0 million available for sale as of March 31, 2021.  We did not sell or issue any shares of our common stock during the three months ended March 31, 2021 and 2020, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the three months ended March 31, 2021 and 2020, we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of March 31, 2021 was 3,812,939 shares.

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share information):

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net income	$101,652	$26,126
Denominator
Weighted average common shares outstanding - basic	33,563,903	33,207,928
Dilutive effect of restricted stock units	320,372	268,516
Weighted average common shares outstanding - diluted	33,884,275	33,476,444
Earnings per share:
Basic	$3.03	$0.79
Diluted	$3.00	$0.78

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.8 million and 0.6 million common stock unit equivalents from diluted earnings per share during the three months ended March 31, 2021 and 2020, respectively, related to the PSUs for which performance conditions remained unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2021, and December 31, 2020, we had $441.2 million and $402.7 million, respectively, in letters of credit and performance bonds issued and outstanding.

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

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in other assets on our condensed consolidated balance sheet when recovery is probable.

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

the impact of the COVID-19 pandemic on our business operations, operating results and financial condition, as well as the general economy and housing market in particular;

•economic changes, either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•shortages of or increased prices for labor, land or raw materials, including lumber, used in housing construction;

•a downturn in the homebuilding industry, including a reduction in demand or a decline in real estate values or market conditions resulting in an adverse impact on our business, operating results and financial conditions, including an impairment of our assets;

•changes in assumptions used to make industry forecasts, population growth rates, or trends affecting housing demand or prices;

•continued volatility and uncertainty in the credit markets and broader financial markets;

•our future operating results and financial condition;

•our business operations;

•changes in our business and investment strategy;

•availability and price of land to acquire, and our ability to acquire such land on favorable terms or at all;

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

•availability of qualified personnel and contractors and our ability to retain key personnel and contractor relationships;

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

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends. Some of the numbers included herein have been rounded for the convenience of presentation.

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet and provides no option or upgrade opportunities. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans, Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers have been identified as our Financial Services segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes.

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

The homebuilding industry started to experience slowing sales trends in mid-March through April of 2020 at the outset of the widespread uncertainty concerning the pandemic. However, home sales sharply rebounded in May and June of 2020, aided by historically low interest rates, lack of supply, and renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas, which desire was likely accelerated by the COVID-19 pandemic. These positive trends and market dynamics continued throughout the remainder of 2020 and throughout the first quarter of 2021.

While the COVID-19 pandemic did not materially adversely affect our full year 2020 or first quarter 2021 financial results, we recognize that long term macro-economic effects of the pandemic that could ultimately impact the homebuilding industry have yet to be known. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic as the situation has continued to evolve and associated government and consumer responses have remained in a state of flux. Increases in COVID-19 positive cases could result in the slowing or altering of the “re-opening” plans of numerous state and local municipalities. Despite overall strong demand and sales of our homes during the first quarter of 2021, continued future demand is uncertain as economic conditions are uncertain, in particular with respect to unemployment levels, and the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, unemployment levels, financial markets, credit and mortgage markets, consumer confidence, availability of mortgage loans to homebuyers, and other factors, including those described elsewhere in this report. A decrease in demand for our homes would adversely affect our operating results in future periods, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventories in the future.

Driven by the continued strong demand for our homes throughout the first quarter of 2021, we ended the first quarter of 2021 with no amounts outstanding under our revolving line of credit, $502.9 million of cash and cash equivalents, $54.2 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 19.9%. Additionally, we increased our land acquisition and development activities during the first quarter of 2021 to bolster our lot pipeline and support future community growth, which resulted in 57,536 lots owned and controlled at March 31, 2021, a 60.6% increase as compared to March 31, 2020 and a 15.2% increase as compared to December 31, 2020. Although the trajectory and strength of our markets continue to remain strong and have allowed us to pass on increased costs through price increases and maintain and even increase our margins, we continued to experience materials and labor supply cost pressures during the first quarter of 2021, particularly with respect to lumber and increases in the price of land, that could negatively impact our margins in future periods. While the impact of the COVID-19 pandemic will continue to evolve and at any given time recovery could be slowed or reversed by a number of factors, we believe we are well positioned from a cash and liquidity standpoint not only to operate in an uncertain environment, but also to continue to grow with the market and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Results of Operations

During the three months ended March 31, 2021, we delivered 2,797 homes with an average sales price of $343.0 thousand, representing an 50.1% increase in deliveries and an 11.7% increase in average sales price as compared to the three months ended March 31, 2020. During the three months ended March 31, 2021, we generated approximately $959.3 million in home sales revenues, approximately $131.0 million in income before income tax expense, and approximately $101.7 million in net income, in each case representing substantial increases over the prior year period.

For the three months ended March 31, 2021, our new home contracts, net of cancelations, totaled 3,455, a 44.7% increase over the same period in 2020. As of March 31, 2021, we had a backlog of 4,097 homes, a 57.9% increase as compared to March 31, 2020, representing approximately $1,579.6 million in sales value, a 83.4% increase as compared to March 31, 2020.

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020.

(in thousands, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Consolidated Statements of Operations:
Revenue
Home sales revenues	$959,279	$572,710	$386,569	67.5%
Land sales and other revenues	15,670	20,104	(4,434)	(22.1)%
	974,949	592,814	382,135	64.5%
Financial services revenues	33,620	9,795	23,825	243.2%
Total revenues	1,008,569	602,609	405,960	67.4%
Homebuilding cost of revenues
Cost of home sales revenues	(756,507)	(470,526)	(285,981)	60.8%
Cost of land sales and other revenues	(10,020)	(14,167)	4,147	(29.3)%
	(766,527)	(484,693)	(281,834)	58.1%
Financial services costs	(18,301)	(9,586)	(8,715)	90.9%
Selling, general, and administrative	(92,151)	(73,619)	(18,532)	25.2%
Inventory impairment and other	—	(781)	781	(100.0)%
Other income (expense)	(541)	158	(699)	(442.4)%
Income before income tax expense	131,049	34,088	96,961	284.4%
Income tax expense	(29,397)	(7,962)	(21,435)	269.2%
Net income	$101,652	$26,126	$75,526	289.1%
Earnings per share:
Basic	$3.03	$0.79	$2.24	283.5%
Diluted	$3.00	$0.78	$2.22	284.6%
Adjusted diluted earnings per share(1)	$3.00	$0.80	$2.20	275.0%
Other Operating Information (dollars in thousands):
Number of homes delivered	2,797	1,864	933	50.1%
Average sales price of homes delivered	$343.0	$307.2	$35.8	11.7%
Homebuilding gross margin percentage(2)	21.1%	17.7%	3.4%	19.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	23.1%	20.2%	2.9%	14.4%
Backlog at end of period, number of homes	4,097	2,594	1,503	57.9%
Backlog at end of period, aggregate sales value	$1,579,599	$861,116	$718,483	83.4%
Average sales price of homes in backlog	$385.6	$332.0	$53.6	16.1%
Net new home contracts	3,455	2,388	1,067	44.7%
Selling communities at period end(3)	188	228	(40)	(17.5)%
Average selling communities(3)	194	220	(26)	(11.8)%
Total owned and controlled lot inventory	57,536	35,831	21,705	60.6%
Adjusted EBITDA(1)	$152,121	$51,806	$100,315	193.6%
Adjusted income before income tax expense(1)	$131,049	$34,869	$96,180	275.8%
Adjusted net income(1)	$101,652	$26,725	$74,927	280.4%
Net homebuilding debt to net capital (1)	19.9%	46.6%	(26.7)%	(57.3)%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of a $0.8 million inventory impairment for the three months ended March 31, 2020, which is included within inventory impairment and other on our condensed consolidated financial statements. We recognized no inventory impairment for the three months ended March 31, 2021.

(3) The selling communities as of March 31, 2020 has been adjusted from prior year presentations to reflect selling communities in our Century Complete segment of 102, which business was acquired in 2018, and for which selling communities was previously not disclosed.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
West	319	233	$582.4	$543.2	$185,790	$126,562	$27,461	$15,341
Mountain	685	396	$423.5	$395.3	290,065	156,532	51,980	18,498
Texas	328	244	$267.5	$246.5	87,739	60,139	8,531	5,484
Southeast	568	368	$387.5	$357.1	220,081	131,402	23,440	8,308
Century Complete	897	623	$195.8	$157.4	175,604	98,075	21,730	780
Financial Services	—	—	$—	$—	—	—	15,319	209
Corporate	—	—	$—	$—	—	—	(17,412)	(14,532)
Total	2,797	1,864	$343.0	$307.2	$959,279	$572,710	$131,049	$34,088

West

Our West segment generated income before income tax of $27.5 million for the quarter ended March 31, 2021, a 79.0% increase over the prior year period. The increase was driven by the increase in homes sales revenue of $59.2 million and an increase of 270 basis points in the percentage of income before income tax to home sales revenues, as a result of increased revenues on a partially fixed cost base. The increase in revenue was generated by both an increase in the number of homes delivered of 36.9%, as well as an increase of 7.2% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 30.2%, and the increase in the average sales price was driven by both the mix of deliveries within individual communities and markets between years, as well as increased pricing power as a result of strong market dynamics.

Mountain

Our Mountain segment generated income before income tax of $52.0 million for the quarter ended March 31, 2021, a 181.0% increase over the prior year period. The increase was driven by the increase in homes sales revenue of $133.5 million and an increase of 610 basis points in the percentage of income before income tax to home sales revenues, as a result of increased revenues on a partially fixed cost base, as well as the benefit of a non-recurring land sale which contributed $5.0 million of pre-tax income during the quarter. The increase in revenue was generated by both an increase in the number of homes delivered of 73.0%, as well as an increase of 7.1% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 50.0%, and the increase in the average sales price was driven by both the mix of deliveries within individual communities and markets between years, as well as increased pricing power as a result of strong market dynamics.

Texas

Our Texas segment generated income before income tax of $8.5 million for the quarter ended March 31, 2021, a 55.6% increase over the prior year period. The increase was driven by the increase in homes sales revenue of $27.6 million and an increase of 60 basis points in the percentage of income before income tax to home sales revenues, as a result of increased revenues on a partially fixed cost base. The increase in revenue was generated by both an increase in the number of homes delivered of 34.4%, as well as an increase of 8.5% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 209.3%, and the increase in the average sales price was driven by both the mix of deliveries within individual communities and markets between years, as well as increased pricing power as a result of strong market dynamics.

Southeast

Our Southeast segment generated income before income tax of $23.4 million for the quarter ended March 31, 2021 a 182.1% increase over the prior year period. The increase was driven by the increase in homes sales revenue of $88.7 million and an increase of 430 basis points in the percentage of income before income tax to home sales revenues, as a result of increased revenues on a partially fixed cost base. The increase in revenue was generated by both an increase in the number of homes delivered of 54.3%, as well as an increase of 8.5% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 88.1%, and the increase in the average sales price was driven by both the mix of deliveries within individual communities and markets between years, as well as increased pricing power as a result of strong market dynamics.

Century Complete

Our Century Complete segment generated income before income tax of $21.7 million for the quarter ended March 31, 2021 an increase of $21.0 million over the prior year period. The increase was driven by the increase in homes sales revenue of $77.5 million and an increase of 1,160 basis points in the percentage of income before income tax to home sales revenues, as a result of increased revenues on a partially fixed cost base. The increase in revenue was generated by both an increase in the number of homes delivered of 44.0%, as well as an increase of 24.4% in the average price per home.  The increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 100.0%, and the increase in the average sales price was driven by both the mix of deliveries within individual communities and markets between years, as well as increased pricing power as a result of strong market dynamics.

Financial Services

During the three months ended March 31, 2021, income before income tax for our Financial Services segment increased $15.1 million to $15.3 million compared to the same period in 2020. This increase was primarily the result of a $23.8 million overall increase in financial services revenue during the three months ended March 31, 2021, compared to the same period in 2020.

The increase in financial services revenue was directly attributable to a 118.9% increase in the volume of loans sold during the three-month period ended March 31, 2021 as compared to the same period in 2020. Our Financial Services segment primarily originates mortgages for our homebuyers, and as such, performance typically correlates to the increase in the number of homes delivered.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Total originations:
Number of loans	2,301	933
Principal	$709,291	$271,792
Capture rate of Century homebuyers	76%	52%
Century	84%	64%
Century Complete	58%	27%
Average FICO score	737	734

Loans sold to third parties:
Number of loans sold	2,279	1,041
Principal	$681,157	$309,470

Corporate

During the three months ended March 31, 2021, our Corporate segment generated a loss of $17.4 million, as compared to a loss of $14.5 million for the same period in 2020. This increase was primarily attributed to higher compensation costs, including estimated bonuses.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three months ended March 31, 2021 to 21.1% as compared to 17.7% for the same period in 2020. This increase was primarily driven by the positive homebuilding sales environment, which resulted in our ability to increase sales price in excess of an increase in our labor and direct costs period over period.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other and interest in cost of home sales revenues.

	Three Months Ended March 31,

	2021	%	2020	%

Home sales revenues	$959,279	100.0%	$572,710	100.0%
Cost of home sales revenues	(756,507)	(78.9)%	(470,526)	(82.2)%
Inventory impairment and other	—	—%	(781)	(0.1)%
Gross margin from home sales	202,772	21.1%	101,403	17.7%
Add: Inventory impairment and other	—	—%	781	0.1%
Add: Interest in cost of home sales revenues	18,377	1.9%	13,685	2.4%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other	221,149	23.1%	115,869	20.2%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three months ended March 31, 2021, excluding inventory impairment and other, and interest in cost of home sales revenues, our adjusted homebuilding gross margin percentage was 23.1%, as compared to 20.2% for the same period in 2020. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Increase
	2021	2020	Amount	%
Selling, general and administrative	$92,151	$73,619	$18,532	25.2%
As a percentage of home sales revenue	9.6%	12.9%

Our selling, general and administrative expense increased $18.5 million for the three months ended March 31, 2021 as compared to the same period in 2020. This increase was primarily attributable to the following: (1) an increase of $12.1 million in internal and external commission expense, which is directly related to our increase in home sales revenues and (2) an increase of $9.5 million in salaries and wages, primarily related to increased bonus expense as compared to the first quarter of 2020. These increases were partially offset by decreases in expenses in numerous areas including: advertising, legal expenses, and travel and entertainment. Additionally, our selling, general and administrative expense decreased 330 basis points as a percentage of home sales revenue as compared to the quarter ended March 31, 2020, as a result of increased revenues on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2021 estimated annual effective tax rate of 23.6% is driven by our blended federal and state statutory rate of 24.7%, and certain other permanent differences between GAAP and tax which decreased our rate by 1.1%.

For the three months ended March 31, 2021, our estimated annual rate of 23.6% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2021 and 2020, we recorded income tax expense of $29.4 million and $8.0 million, respectively.

Segment Assets

(dollars in thousands)

	March 31,	December 31,	Increase (Decrease)
	2021	2020	Amount	Change
West	$543,938	$536,907	$7,031	1.3%
Mountain	801,217	778,198	23,019	3.0%
Texas	226,367	207,746	18,621	9.0%
Southeast	356,600	329,930	26,670	8.1%
Century Complete	236,707	218,604	18,103	8.3%
Financial Services	447,182	421,153	26,029	6.2%
Corporate	339,673	352,555	(12,882)	(3.7)%
Total assets	$2,951,684	$2,845,093	$106,591	3.7%

Total assets increased moderately by $106.6 million, or 3.7%, to $3.0 billion at March 31, 2021 as compared to December 31, 2020, primarily as a result of the overall growth of the Company

Lots owned and controlled

	March 31, 2021			December 31, 2020			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,127	4,952	8,079	3,266	3,392	6,658	(4.3)%	46.0%	21.3%
Mountain	7,721	7,954	15,675	7,951	5,910	13,861	(2.9)%	34.6%	13.1%
Texas	3,070	6,322	9,392	3,035	5,873	8,908	1.2%	7.6%	5.4%
Southeast	2,701	8,886	11,587	3,076	6,389	9,465	(12.2)%	39.1%	22.4%
Century Complete	3,887	8,916	12,803	3,473	7,600	11,073	11.9%	17.3%	15.6%
Total	20,506	37,030	57,536	20,801	29,164	49,965	(1.4)%	27.0%	15.2%

Of our total lots owned and controlled as of March 31, 2021, 35.6% were owned and 64.4% were controlled, as compared to 41.6% owned and 58.4% controlled as of December 31, 2020.

Other Homebuilding Operating Data

	Three Months Ended
Net new home contracts	March 31,		Increase (Decrease)
	2021	2020	Amount	% Change
West	394	336	58	17.3%
Mountain	947	614	333	54.2%
Texas	518	333	185	55.6%
Southeast	476	516	(40)	(7.8)%
Century Complete	1,120	589	531	90.2%
Total	3,455	2,388	1,067	44.7%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2021 increased by 1,067 homes, or 44.7%, to 3,455, compared to 2,388 for the same period in 2020. This increase was primarily driven by stronger sales across all of our segments as the homebuilding industry continued to experience positive trends during the first quarter of 2021.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three months ended March 31, 2021 by segment are included in the table below:

	Three Months Ended March 31,		Increase
	2021	2020	Amount	% Change
West	6.9	5.3	1.6	30.2%
Mountain	8.1	5.4	2.7	50.0%
Texas	13.3	4.3	9.0	209.3%
Southeast	7.9	4.2	3.7	88.1%
Century Complete	3.8	1.9	1.9	100.0%
Total	6.1	3.5	2.6	74.3%

During the three months ended March 31, 2021, our absorption rate increased by 74.3% to 6.1 per month as compared to the same period in 2020.  The increase was attributable to continued historically low interest rates and strong demand for new homes during current year period. Furthermore, our absorption rate during the three months ended March 31, 2020 was negatively impacted by the initial outbreak of COVID-19.

Selling communities at period end	As of March 31,		Increase/(Decrease)
	2021	2020	Amount	% Change

West	19	21	(2)	(9.5)%
Mountain	39	38	1	2.6%
Texas	13	26	(13)	(50.0)%
Southeast	20	41	(21)	(51.2)%
Century Complete	97	102	(5)	(4.9)
Total	188	228	(40)	(17.5)%

Our selling communities decreased to 188 communities at March 31, 2021 as compared to 228 at March 31, 2020. This decrease was a result of the strong sales environment, which outpaced new community openings. Century Complete sells primarily from retail studios and online via the internet, instead of from traditional model homes. While Century Complete has historically purchased land and constructed homes within traditional communities similar to our Century Communities brand, we also purchase land and construct a significant number of homes on scattered lots outside of traditional communities. As the Century Complete brand has grown, entered new markets and expanded its land pipeline, we have increasingly operated within traditional communities, and now rely, to a lesser degree, on scattered lots. Additionally, we have organized our construction and sales operations for scattered lot positions within “pods” which are clustered together lot positions, which we operate more like a traditional community. Accordingly, our selling communities at period end for the 2020 period have been updated from amounts previously disclosed to include communities for our Century Complete brand.

Backlog

(dollars in thousands)

	As of March 31,
	2021			2020			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	561	$342,688	$610.9	305	$158,853	$520.8	83.9%	115.7%	17.3%
Mountain	1,051	520,004	494.8	591	251,199	425.0	77.8%	107.0%	16.4%
Texas	575	187,594	326.3	364	98,767	271.3	58.0%	89.9%	20.3%
Southeast	709	279,904	394.8	661	239,012	361.6	7.3%	17.1%	9.2%
Century Complete	1,201	249,409	207.7	673	113,285	168.3	78.5%	120.2%	23.4%
Total / Weighted Average	4,097	$1,579,599	$385.6	2,594	$861,116	$332.0	57.9%	83.4%	16.1%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At March 31, 2021, we had 4,097 homes in backlog with a total value of $1,579.6 million, which represents an increase of 57.9% and 83.4%, respectively, as compared to March 31, 2020. The increase in backlog dollar value is primarily attributable to the increase in backlog units and a 16.1% increase in the average sales price of homes in backlog.

Supplemental Guarantor Information

Our 5.875% senior notes due 2025 and 6.750% senior notes due 2027 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our financial services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. In addition, our former 6.875% senior notes due 2022 which were extinguished during the second quarter of 2019, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. As of March 31, 2021, Century Communities, Inc. had outstanding $900.0 million in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	March 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$402,360	$307,167
Cash held in escrow	54,220	23,149
Accounts receivable	22,972	18,742
Inventories	1,853,199	1,929,664
Prepaid expenses and other assets	100,678	94,181
Property and equipment, net	27,262	27,360
Deferred tax assets, net	15,213	12,450
Goodwill	30,395	30,395
Total assets	$2,506,299	$2,443,108
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$82,634	$106,288
Accrued expenses and other liabilities	297,281	267,708
Intercompany loan payable	—	17,600
Notes payable	897,778	894,875
Revolving line of credit	—	—
Total liabilities	1,277,693	1,286,471
Stockholders’ equity:	1,228,606	1,156,637
Total liabilities and stockholders’ equity	$2,506,299	$2,443,108

Summarized Statement of Operations Data (in thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020

Total homebuilding revenues	974,949	3,057,884
Total homebuilding cost of revenues	(766,527)	(2,490,062)
Selling, general and administrative	(92,151)	(341,710)
Inventory impairment and other	—	(2,172)
Other income (expense)	(720)	(3,014)
Income before income tax expense	115,551	220,926
Income tax expense	(25,920)	(52,389)
Net income	89,631	168,537

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 5, 2021, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three months ended March 31, 2021 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from sales of common stock, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities.

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

In response to the COVID-19 pandemic, we took certain measures to ensure we are positioned with cash flow and liquidity to endure an extended period of lower demand for our homes, should it arise. Specifically commencing in mid-March of 2020, we slowed our land acquisition and development activities and instituted a variety of actions designed to reduce our operating expenses, including a reduction in the size of our workforce through a targeted layoff in April 2020. In addition, given the uncertainty surrounding the COVID-19 pandemic, we initially increased our borrowings under our revolving line of credit during the end of the first quarter of 2020 and into the beginning of the second quarter of 2020 as a proactive measure in order to expand our financial flexibility at that time. We repaid these borrowings during the second quarter of 2020 in light of our second quarter 2020 operating results and to decrease our interest expense. As of March 31, 2021, we continued to have no amounts outstanding under our revolving line of credit.

We increased our land acquisition and development activities during the first quarter of 2021, which resulted in 57,536 lots owned and controlled at March 31, 2021, a 15.2% increase as compared to December 31, 2020.

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

As of March 31, 2021, we had no amounts outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to an aggregate of $350 million as of March 31, 2021, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2021, we had $285.1 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three months ended March 31, 2021 and 2020, we incurred interest expense on the repurchase facilities of $0.8 million and $0.7 million, respectively. Interest expense on mortgage repurchase facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, had all $100 million available for sale as of March 31, 2021.  We did not sell or issue any shares of our common stock during the three months ended March 31, 2021 and 2020, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to our land development performance obligations with local municipalities. As of March 31, 2021, and December 31, 2020, we had $441.2 million and $402.7 million, respectively, in letters of credit and performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
6.750% senior notes, due May 2027(1)	$494,972	$494,768
5.875% senior notes, due July 2025(1)	396,997	396,821
Other financing obligations	5,809	3,286
Notes payable	897,778	894,875
Revolving line of credit, due April 2023	—	—
Mortgage repurchase facilities	285,050	259,050
Total debt	$1,182,828	$1,153,925

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 5, 2021. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may or may not be material during any particular reporting period.

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

No shares were repurchased during the three months ended March 31, 2021 and 2020, respectively. The maximum number of shares available to be purchased under the stock repurchase program as of March 31, 2021 is 3,812,939.

Cash Flows— Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021 and 2020, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale.  During the three months ended March 31, 2021 and 2020, we generated $96.1 million and used $12.4 million in cash from operations, respectively.  The increase in cash provided by operations is primarily a result of a $75.5 million increase in net income and comparatively favorable changes in assets and liabilities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

•Net cash used in investing activities increased to $2.9 million during the three months ended March 31, 2021, compared to $2.6 million used during the same period in 2020. The increase was primarily related to more purchases of property and equipment.

•Net cash provided in financing activities decreased to $16.3 million during the three months ended March 31, 2021, compared to $410.0 million provided during the same period in 2020. The change for the three months ended March 31, 2021 was primarily attributable to a $453.2 million decrease in net payments under our revolving line of credit.

As of March 31, 2021, our cash and cash equivalents and restricted cash balance was $507.6 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2021, we had outstanding purchase contracts and option contracts for 37,030 lots with a total purchase price of approximately $1.5 billion and had $35.6 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on the substantial majority of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contracts occurring in future periods.

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

We post letters of credit and performance bonds related to our land development performance obligations, with local municipalities. As of March 31, 2021, and December 31, 2020, we had $441.2 million and $402.7 million, respectively, in letters of credit and performance bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Contractual Obligations

For the three months ended March 31, 2021, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on February 5, 2021.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) loss on debt extinguishment, (v) inventory impairment and other, (vi) depreciation and amortization expense, and (vii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended March 31,
	2021	2020	% Change
Net income	$101,652	$26,126	289.1%
Income tax expense	29,397	7,962	269.2%
Interest in cost of home sales revenues	18,377	13,685	34.3%
Interest expense (income)	(111)	(163)	(31.9)%
Depreciation and amortization expense	2,806	3,415	(17.8)%
EBITDA	152,121	51,025	198.1%
Inventory impairment and other	—	781	NM
Adjusted EBITDA	$152,121	$51,806	193.6%

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

	March 31,	December 31,
	2021	2020
Total homebuilding debt	$897,778	$894,875
Total stockholders' equity	1,373,169	1,280,705
Total capital	$2,270,947	$2,175,580
Homebuilding debt to capital	39.5%	41.1%

Total homebuilding debt	$897,778	$894,875
Cash and cash equivalents	(502,906)	(394,001)
Cash held in escrow	(54,220)	(23,149)
Net homebuilding debt	340,652	477,725
Total stockholders' equity	1,373,169	1,280,705
Net capital	$1,713,821	$1,758,430

Net homebuilding debt to net capital	19.9%	27.2%

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

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net income	$101,652	$26,126
Denominator
Weighted average common shares outstanding - basic	33,563,903	33,207,928
Dilutive effect of restricted stock units	320,372	268,516
Weighted average common shares outstanding - diluted	33,884,275	33,476,444
Earnings per share:
Basic	$3.03	$0.79
Diluted	$3.00	$0.78

Adjusted earnings per share
Numerator
Income before income tax expense	$131,049	$34,088
Inventory impairment and other	—	781
Adjusted income before income tax expense	131,049	34,869
Adjusted income tax expense(1)	(29,397)	(8,144)
Adjusted net income	101,652	26,725

Denominator - Diluted	33,884,275	33,476,444

Adjusted diluted earnings per share	$3.00	$0.80

(1)The tax rate used in calculating adjusted net income for the three months ended March 31, 2021 and March 31, 2020 was 22.4% and 23.4%, respectively, which is reflective of the Company’s GAAP tax rate for the applicable period.

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

Our Financial Services business utilizes mortgage-backed securities, forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held-for-sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held-for-sale, we typically use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also typically hedge our interest rate exposure through entering into interest rate swap futures.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2021, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the financial statement close for the quarter ended March 31, 2021, certain accounting and finance employees worked remotely due to the COVID-19 pandemic. All internal control over financial reporting continued as in the past, but with certain necessary documentation changes in light of the remote working environment for certain personnel. There were no changes during the first quarter of 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on February 5, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

As previously disclosed in a Current Report on Form 8-K as filed with the SEC on February 3, 2021, on February 3, 2021, the Board of Directors (the “Board”) of the Company approved and adopted an amendment to the Company’s Bylaws, as amended, to change the vote standard for the election of directors from a plurality to a majority of votes cast in uncontested elections and to make certain changes related to stockholder nominees (the “Bylaws Amendment”). As part of the Bylaws Amendment, stockholder nominees are now required to provide a statement as to whether such stockholder nominee would be in compliance if elected as a director of the Company and will comply with all applicable corporate governance, conflict of interest, confidentiality, and stock ownership and trading policies and guidelines of the Company, including without limitation a new director resignation policy adopted by the Board during the first quarter of 2021. The Bylaws Amendment is filed as Exhibit 3.4 to this report.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.3

Amendment to the Bylaws of Century Communities, Inc., adopted and effective April 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017 (File No. 001-36491))

3.4

Amendment to the Bylaws of Century Communities, Inc., adopted and effective February 3, 2021 (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on February 3, 2021 (File No. 001-36491))

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

Century Communities, Inc.

Date: April 28, 2021	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: April 28, 2021	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: April 28, 2021	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2021	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)