Form 10-Q
period 2021-06-30
Century Communities, Inc.
filed 2021-07-29
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36491

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

On July 23, 2021, 33,760,940 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets	(unaudited)	(audited)
Cash and cash equivalents	$419,416	$394,001
Cash held in escrow	37,640	23,149
Accounts receivable	30,286	21,781
Inventories	1,948,769	1,929,664
Mortgage loans held for sale	235,712	282,639
Prepaid expenses and other assets	147,284	122,630
Property and equipment, net	26,359	28,384
Deferred tax assets, net	18,392	12,450
Goodwill	30,395	30,395
Total assets	$2,894,253	$2,845,093
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$80,609	$107,712
Accrued expenses and other liabilities	263,956	302,751
Notes payable	901,254	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	159,776	259,050
Total liabilities	1,405,595	1,564,388
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,760,940 and 33,350,633 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	338	334
Additional paid-in capital	690,707	697,200
Retained earnings	797,613	583,171
Total stockholders' equity	1,488,658	1,280,705
Total liabilities and stockholders' equity	$2,894,253	$2,845,093

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Homebuilding revenues
Home sales revenues	$1,004,789	$747,415	$1,964,068	$1,320,125
Land sales and other revenues	8,258	3,307	23,928	23,411
Total homebuilding revenues	1,013,047	750,722	1,987,996	1,343,536
Financial services revenues	29,865	25,722	63,485	35,517
Total revenues	1,042,912	776,444	2,051,481	1,379,053
Homebuilding cost of revenues
Cost of home sales revenues	(764,668)	(620,655)	(1,521,175)	(1,091,181)
Cost of land sales and other revenues	(7,000)	(2,384)	(17,020)	(16,551)
Total homebuilding cost of revenues	(771,668)	(623,039)	(1,538,195)	(1,107,732)
Financial services costs	(18,168)	(12,744)	(36,469)	(22,330)
Selling, general and administrative	(99,656)	(86,706)	(191,807)	(160,325)
Inventory impairment and other	(41)	(910)	(41)	(1,691)
Other income (expense)	(1,245)	(2,942)	(1,786)	(2,784)
Income before income tax expense	152,134	50,103	283,183	84,191
Income tax expense	(34,224)	(11,653)	(63,621)	(19,615)
Net income	$117,910	$38,450	$219,562	$64,576

Earnings per share:
Basic	$3.49	$1.15	$6.52	$1.94
Diluted	$3.47	$1.15	$6.47	$1.93
Weighted average common shares outstanding:
Basic	33,738,586	33,340,184	33,651,727	33,274,056
Diluted	33,956,638	33,461,694	33,920,939	33,469,069

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$219,562	$64,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,655	6,842
Stock-based compensation expense	7,212	8,588
Fair value of mortgage loans held for sale and other	3,359	(6,175)
Inventory impairment and other	41	1,691
Deferred income taxes	(5,942)	(1,322)
Loss on disposition of assets	804	914
Changes in assets and liabilities:
Cash held in escrow	(14,491)	(11,311)
Accounts receivable	(8,505)	4,592
Inventories	(56,779)	138,049
Mortgage loans held for sale	42,659	(30,990)
Prepaid expenses and other assets	(25,694)	13,229
Accounts payable	(27,103)	(35,158)
Accrued expenses and other liabilities	2,643	20,259
Net cash provided by operating activities	143,421	173,784
Investing activities
Purchases of property and equipment	(4,405)	(4,913)
Other investing activities	54	62
Net cash used in investing activities	(4,351)	(4,851)
Financing activities
Borrowings under revolving credit facilities	—	678,000
Payments on revolving credit facilities	—	(746,700)
Proceeds from issuance of insurance premium notes and other	9,477	4,542
Principal payments on insurance notes payable	(3,854)	(4,220)
Net proceeds (payments) on mortgage repurchase facilities	(99,274)	23,374
Withholding of common stock upon vesting of restricted stock units	(13,726)	(5,145)
Dividend payments	(5,065)	—
Other	(34)	(345)
Net cash used in financing activities	(112,476)	(50,494)
Net increase	$26,594	$118,439
Cash and cash equivalents and Restricted cash
Beginning of period	398,081	58,521
End of period	$424,675	$176,960
Supplemental cash flow disclosure
Cash paid for income taxes	$78,909	$410
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$419,416	$173,521
Restricted cash (Note 5)	5,259	3,439
Cash and cash equivalents and Restricted cash	$424,675	$176,960

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(in thousands)

For the Three Months Ended June 30, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2021	33,708	$337	$688,009	$684,823	$1,373,169
Vesting of restricted stock units	74	1	(1)	—	—
Withholding of common stock upon vesting of restricted stock units	(21)	—	(1,549)	—	(1,549)
Stock-based compensation expense	—	—	4,193	—	4,193
Cash dividends declared	—	—	55	(5,120)	(5,065)
Net income	—	—	—	117,910	117,910
Balance at June 30, 2021	33,761	$338	$690,707	$797,613	$1,488,658

Balance at March 31, 2020	33,319	$333	$681,060	$403,140	$1,084,533
Vesting of restricted stock units	42	1	(1)	—	—
Withholding of common stock upon vesting of restricted stock units	(10)	—	(168)	—	(168)
Stock-based compensation expense	—	—	6,903	—	6,903
Other	—	—	(230)	—	(230)
Net income	—	—	—	38,450	38,450
Balance at June 30, 2020	33,351	$334	$687,564	$441,590	$1,129,488

For the Six Months Ended June 30, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of restricted stock units	675	7	(7)	—	—
Withholding of common stock upon vesting of restricted stock units	(265)	(3)	(13,723)	—	(13,726)
Stock-based compensation expense	—	—	7,212	—	7,212
Cash dividends declared	—	—	55	(5,120)	(5,065)
Other	—	—	(30)	—	(30)
Net income	—	—	—	219,562	219,562
Balance at June 30, 2021	33,761	$338	$690,707	$797,613	$1,488,658

Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Vesting of restricted stock units	454	5	(5)	—	—
Withholding of common stock upon vesting of restricted stock units	(170)	(2)	(5,143)	—	(5,145)
Stock-based compensation expense	—	—	8,588	—	8,588
Other	—	—	(230)	—	(230)
Net income	—	—	—	64,576	64,576
Balance at June 30, 2020	33,351	$334	$687,564	$441,590	$1,129,488

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment.

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

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our Century Complete brand currently has operations in 11 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

The management of our four Century Communities geographic regions and Century Complete reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company. The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada, and Utah)

•Texas

•Southeast (Georgia, North Carolina, South Carolina, Tennessee, and Florida)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, Ohio, South Carolina, and Texas)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
West	$237,367	$166,125	$423,193	$298,012
Mountain	295,001	177,569	600,314	348,721
Texas	132,789	98,678	220,524	158,842
Southeast	168,519	174,626	388,925	306,128
Century Complete	179,371	133,724	355,040	231,833
Financial Services	29,865	25,722	63,485	35,517
Corporate	—	—	—	—
Total revenue	$1,042,912	$776,444	$2,051,481	$1,379,053

Income (loss) before income tax expense:
West	$40,903	$13,747	$68,364	$29,089
Mountain	55,814	20,616	107,794	39,094
Texas	19,139	9,610	27,670	15,108
Southeast	26,096	12,020	49,536	20,329
Century Complete	23,089	8,548	44,819	9,333
Financial Services	11,697	12,978	27,016	13,187
Corporate	(24,604)	(27,416)	(42,016)	(41,949)
Total income before income tax expense	$152,134	$50,103	$283,183	$84,191

The following table summarizes total assets by segment (in thousands):

	June 30,	December 31,
	2021	2020
West	$611,192	$536,907
Mountain	803,816	778,198
Texas	238,221	207,746
Southeast	279,101	329,930
Century Complete	284,838	218,604
Financial Services	333,109	421,153
Corporate	343,976	352,555
Total assets	$2,894,253	$2,845,093

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2021	2020
Homes under construction	$1,156,881	$1,040,584
Land and land development	737,727	828,242
Capitalized interest	54,161	60,838
Total inventories	$1,948,769	$1,929,664

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $148.7 million and $172.3 million at June 30, 2021 and December 31, 2020, respectively, and carried a weighted average interest rate of approximately 3.2% and 2.8%, respectively.  As of June 30, 2021 and December 31, 2020, Inspire had mortgage loans held for sale with an aggregate fair value of $235.7 million and $282.6 million, respectively, and an aggregate outstanding principal balance of $226.9 million and $269.6 million, respectively. Our net gains on the sale of mortgage loans were $23.9 million and $16.1 million for the three months ended June 30, 2021 and 2020, respectively, and were $46.8 million and $27.6 million for the six months ended June 30, 2021 and 2020, respectively, and are included in the financial services revenue on the condensed consolidated statements of operations. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our program to economically hedge interest rates.

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

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$22,060	$18,699
Lot option and escrow deposits	52,749	39,985
Performance deposits	10,104	9,372
Deferred financing costs on revolving line of credit, net	5,727	3,206
Restricted cash (1)	5,259	4,080
Secured note receivable	2,380	2,434
Right of use assets	14,012	16,175
Other assets and prepaid expenses	8,327	8,082
Mortgage loans held for investment	10,823	8,727
Derivative assets and mortgage servicing rights	15,843	11,870
Total prepaid expenses and other assets	$147,284	$122,630

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2021	2020
Earnest money deposits	$42,114	$30,578
Warranty reserve	13,862	13,824
Accrued compensation costs	51,842	60,692
Land development and home construction accruals	81,381	80,088
Liability for product financing arrangements	19,808	62,084
Accrued interest	13,649	13,649
Lease liabilities - operating leases	14,551	16,801
Income taxes payable	—	3,118
Derivative liabilities	758	3,807
Other accrued liabilities	25,991	18,110
Total accrued expenses and other liabilities	$263,956	$302,751

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.4 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and we reduced our warranty reserve by $2.2 million and $1.3 million during the six months ended June 30, 2021 and 2020, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and six months ended June 30, 2021 and 2020 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$13,480	$9,727	$13,824	$9,731
Warranty expense provisions	2,382	2,274	4,680	4,051
Payments	(1,605)	(612)	(2,444)	(1,301)
Warranty adjustment	(395)	(168)	(2,198)	(1,260)
Ending balance	$13,862	$11,221	$13,862	$11,221

8. Debt

Our outstanding debt obligations included the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
6.750% senior notes, due May 2027(1)	$495,176	$494,768
5.875% senior notes, due July 2025(1)	397,170	396,821
Other financing obligations	8,908	3,286
Notes payable	901,254	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	159,776	259,050
Total debt	$1,061,030	$1,153,925

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

Revolving Line of Credit

On June 5, 2018, we entered into an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries (which we refer to as the “Amended and Restated Credit Agreement”), which provided us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, was scheduled to mature on April 30, 2023.

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated the Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (the “Credit Facility”) of up to $800 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum.

As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the Credit Facility, and we were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”), which were increased in 2020, provide Inspire with uncommitted repurchase facilities of up to $350 million as of June 30, 2021, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through June 21, 2022 and bear a weighted average interest rate of 2.38%.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2021 and December 31, 2020, we had $159.8 million and $259.1 million outstanding under these repurchase facilities, respectively, and were in compliance with all covenants thereunder.

During the three months ended June 30, 2021 and 2020, we incurred interest expense on the repurchase facilities of $0.6 million and $0.5 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the six months ended June 30, 2021 and 2020, we incurred interest expense on the repurchase facilities of $1.4 million and $1.3 million, respectively.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2021 and 2020, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest capitalized beginning of period	$57,509	$70,837	$60,838	$67,069
Interest capitalized during period	15,058	18,168	30,106	35,621
Less: capitalized interest in cost of sales	(18,406)	(18,694)	(36,783)	(32,379)
Interest capitalized end of period	$54,161	$70,311	$54,161	$70,311

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2021 estimated annual effective tax rate, before discrete items, of 23.5% is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy credits for current year home deliveries, which decreased our rate by 1.2%.

For the six months ended June 30, 2021, our estimated annual rate of 23.5% was impacted by discrete items which had a net impact of decreasing our rate by 1.0%, including federal energy tax credits claimed on prior year home deliveries in excess of previous estimates and excess tax benefits for vested stock-based compensation.

For the three months ended June 30, 2021 and 2020, we recorded income tax expense of $34.2 million and $11.7 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded income tax expense of $63.6 million and $19.6 million, respectively.

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

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at the measurement date.

•Mortgage loans held for sale – Fair value is based on quoted market prices for committed mortgage loans.

•Derivative assets and liabilities – Derivative assets and liabilities are related to our financial services segment and fair value is based on market prices for similar instruments.

Level 3 – Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at the measurement date.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, respectively:

			June 30,	December 31,
	Balance Sheet Classification	Hierarchy	2021	2020

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$235,712	$282,639
Mortgage loans held for investment	Prepaid expenses and other assets	Level 3	$10,823	$8,727
Derivative assets	Prepaid expenses and other assets	Level 2	$5,545	$7,755
Mortgage servicing rights (1)	Prepaid expenses and other assets	Level 3	$10,298	$4,115
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$758	$3,807

(1)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and delinquency rates, which were 9.0%, 9.8%, and 0.3%, respectively as of June 30, 2021, and 10.4%, 9.8%, and 0.6%, respectively, as of December 31, 2020. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage servicing rights:	2021	2020	2021	2020
Beginning of period	$8,249	$—	$4,115	$—
Originations	2,500	—	6,382	—
Disposals/settlements	(143)	—	(270)	—
Changes in fair value	(308)	—	71	—
End of period	$10,298	$—	$10,298	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage loans held-for-investment	2021	2020	2021	2020
Beginning of period	$10,078	$6,387	$8,727	$3,385
Originations	1,981	1,209	3,381	4,646
Disposals/settlements	(1,180)	(754)	(1,180)	(1,173)
Reduction in unpaid principal balance	(56)	(29)	(105)	(45)
Changes in fair value	—	—	—	—
End of period	$10,823	$6,813	$10,823	$6,813

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at June 30, 2021 and December 31, 2020, respectively.

		June 30, 2021		December 31, 2020

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$419,416	$419,416	$394,001	$394,001
Secured notes receivable (1)	Level 2	$2,380	$2,380	$2,434	$2,448
5.875% senior notes (2)(3)	Level 2	$397,170	$412,500	$396,821	$417,500
6.750% senior notes (2)(3)	Level 2	$495,176	$530,000	$494,768	$533,750
Revolving line of credit(4)	Level 2	$—	$—	$—	$—
Other financing obligations(4)(5)	Level 3	$8,908	$8,908	$3,286	$3,286
Mortgage repurchase facilities(4)	Level 2	$159,776	$159,776	$259,050	$259,050

(1)During the second quarter of 2021, the maturity of the secured note receivable was extended by two months to July of 2021, and the secured note receivable was paid in full in July 2021. Carrying amount approximates fair value due to short-term nature.

(2)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(3)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2021, these amounts totaled $4.8 million and $2.8 million for the 6.750% senior notes and 5.875% senior notes, respectively. As of December 31, 2020, these amounts totaled $5.2 million and $3.2 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(4)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(5)Insurance premium notes included in other financing obligations bore interest rates ranging from 3.200% 3.240% during the periods ended June 30, 2021 and December 31, 2020.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. Nominal impairment charges were recorded in the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we recognized impairment charges of $0.9 million and $1.7 million, respectively. The estimated fair value of the communities were determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

12. Stock-Based Compensation

During the six months ended June 30, 2021, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million shares of common stock, respectively, with a grant date fair value of $53.43, that primarily vest over a three year period. During the six months ended June 30, 2021, we also granted performance share units (which we refer to as “PSUs”) covering up to 0.2 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $58.28 per share.

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

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

As of June 30, 2021
Unvested units	1,123
Unrecognized compensation cost	$24,071
Weighted-average period to recognize compensation cost	2.0 years

During the three months ended June 30, 2021 and 2020, we recognized stock-based compensation expense of $4.2 million and $6.9 million, respectively. During the six months ended June 30, 2021 and 2020, we recognized stock-based compensation expense of $7.2 million and $8.6 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

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

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2021, and December 31, 2020 there were 33.8 million and 33.4 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.7 million and 0.5 million shares of common stock related to the vesting of RSUs during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, approximately 0.7 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, had all $100.0 million available for sale as of June 30, 2021.  We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2021 and 2020, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. Sales cannot be made under the Distribution Agreement unless and until we file a prospectus supplement to our recently filed shelf registration statement that was filed on July 1, 2021, which prospectus supplement we intend to file in the near future.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the three and six months ended June 30, 2021 and 2020, we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of June 30, 2021 was 3,812,939 shares.

On May 19, 2021, our Board of Directors announced the approval of the initiation of a quarterly cash dividend. Additionally, on May 19, 2021, our Board of Directors declared our first quarterly cash dividend of $0.15 per share and totaling $5.1 million, which was paid on June 16, 2021 to stockholders of record of our common stock as of June 2, 2021.

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income	$117,910	$38,450	$219,562	$64,576
Denominator
Weighted average common shares outstanding - basic	33,738,586	33,340,184	33,651,727	33,274,056
Dilutive effect of restricted stock units	218,052	121,510	269,212	195,013
Weighted average common shares outstanding - diluted	33,956,638	33,461,694	33,920,939	33,469,069
Earnings per share:
Basic	$3.49	$1.15	$6.52	$1.94
Diluted	$3.47	$1.15	$6.47	$1.93

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.8 million common stock unit equivalents from diluted earnings per share during each of the three and six months ended June 30, 2021 and 2020 related to the PSUs for which performance conditions remained unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2021, and December 31, 2020, we had $464.6 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

•the impact of the COVID-19 pandemic on our business operations, operating results and financial condition, as well as the general economy and housing market in particular;

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

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet and generally provides no option or upgrade opportunities. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers have been identified as our Financial Services segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital.

Impact of COVID-19 Pandemic

The outbreak of the novel coronavirus, (COVID-19), which was declared a pandemic by the World Health Organization on March 11, 2020, created significant volatility, disruption, and uncertainty across the nation and abroad.

The homebuilding industry started to experience slowing sales trends in mid-March through April of 2020 at the outset of the widespread uncertainty concerning the pandemic. However, home sales sharply rebounded in May and June of 2020, aided by historically low interest rates, lack of supply, and renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas, which desire was likely accelerated by the COVID-19 pandemic. These positive trends and market dynamics continued throughout the remainder of 2020 and throughout the first half of 2021.

While these positive trends and market dynamics continued throughout the first half of 2021, we recognize that long term macro-economic effects of the pandemic that could ultimately impact the homebuilding industry have yet to be known. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic and future increases in COVID-19 positive cases could result in altering of the “re-opening” plans of numerous state and local municipalities, which may include government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and social distancing measures. Despite overall strong demand and sales of our homes during the first and second quarters of 2021, continued future demand is uncertain as economic conditions are uncertain, in particular with respect to unemployment levels, and the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, unemployment levels, financial markets, credit and mortgage markets, consumer confidence, interest rates, availability of mortgage loans to homebuyers, and other factors, including those described elsewhere in this report. A decrease in demand for our homes would adversely affect our operating results in future periods, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventories in the future.

Driven by the continued strong demand for our homes throughout the first and second quarters of 2021, we ended the second quarter of 2021 with no amounts outstanding under our revolving line of credit, $419.4 million of cash and cash equivalents, $37.6 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 23.0%. Additionally, we increased our land acquisition and development activities during the first six months of 2021 to bolster our lot pipeline and support future community growth, which resulted in 65,610 lots owned and controlled at June 30, 2021, a 88.4% increase as compared to June 30, 2020 and a 31.3% increase as compared to December 31, 2020. Although the trajectory and strength of our markets have continued to remain strong and allowed us to pass on increased costs through price increases and increase our margins, we continued to experience materials and labor supply cost pressures during the first six months of 2021 that could negatively impact our margins in future periods. While the impact of the COVID-19 pandemic will continue to evolve and at any given time recovery could be slowed or reversed by a number of factors, we believe we are well positioned from a cash and liquidity standpoint not only to operate in an uncertain environment, but also to continue to grow with the market and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of debt refinancing and/or strategic opportunities as they arise.

Results of Operations

During the three and six months ended June 30, 2021, we delivered 2,771 and 5,568 homes, respectively, with an average sales price of $362.6 thousand and $352.7 thousand, respectively. These deliveries represent increases of 11.7% and 28.2%, respectively, as compared to the three and six months ended June 30, 2020 and represent a 20.3% and 16.1% increase in average sales price as compared to the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, we generated approximately $1.0 billion and $2.0 billion in home sales revenues, respectively, approximately $152.1 million and $283.2 million in income before income tax expense, respectively, and approximately $117.9 million and $219.6 million in net income, respectively, in each case representing substantial increases over the prior year periods.

For the three and six months ended June 30, 2021, our new home contracts, net of cancelations, totaled 3,120 and 6,575, respectively, a 17.1% and 30.1% increase over the same respective periods in 2020. As of June 30, 2021, we had a backlog of 4,446 homes, a 60.0% increase as compared to June 30, 2020, representing approximately $1,762.5 million in sales value, an 83.1% increase as compared to June 30, 2020.

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020.

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statements of Operations:
Revenue
Home sales revenues	$1,004,789	$747,415	$1,964,068	$1,320,125
Land sales and other revenues	8,258	3,307	23,928	23,411
	1,013,047	750,722	1,987,996	1,343,536
Financial services revenues	29,865	25,722	63,485	35,517
Total revenues	1,042,912	776,444	2,051,481	1,379,053
Homebuilding cost of revenues
Cost of home sales revenues	(764,668)	(620,655)	(1,521,175)	(1,091,181)
Cost of land sales and other revenues	(7,000)	(2,384)	(17,020)	(16,551)
	(771,668)	(623,039)	(1,538,195)	(1,107,732)
Financial services costs	(18,168)	(12,744)	(36,469)	(22,330)
Selling, general, and administrative	(99,656)	(86,706)	(191,807)	(160,325)
Inventory impairment and other	(41)	(910)	(41)	(1,691)
Other income (expense)	(1,245)	(2,942)	(1,786)	(2,784)
Income before income tax expense	152,134	50,103	283,183	84,191
Income tax expense	(34,224)	(11,653)	(63,621)	(19,615)
Net income	$117,910	$38,450	$219,562	$64,576
Earnings per share:
Basic	$3.49	$1.15	$6.52	$1.94
Diluted	$3.47	$1.15	$6.47	$1.93
Adjusted diluted earnings per share(1)	$3.47	$1.21	$6.47	$2.00
Other Operating Information (dollars in thousands):
Number of homes delivered	2,771	2,480	5,568	4,344
Average sales price of homes delivered	$362.6	$301.4	$352.7	$303.9
Homebuilding gross margin percentage(2)	23.9%	16.9%	22.5%	17.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	25.7%	19.5%	24.4%	19.8%
Backlog at end of period, number of homes	4,446	2,778	4,446	2,778
Backlog at end of period, aggregate sales value	$1,762,465	$962,751	$1,762,465	$962,751
Average sales price of homes in backlog	$396.4	$346.6	$396.4	$346.6
Net new home contracts	3,120	2,664	6,575	5,052
Selling communities at period end(3)	184	223	184	223
Average selling communities(3)	179	231	187	226
Total owned and controlled lot inventory	65,610	34,832	65,610	34,832
Adjusted EBITDA(1)	$173,258	$74,034	$325,379	$125,840
Adjusted income before income tax expense(1)	$152,175	$52,597	$283,224	$87,466
Adjusted net income(1)	$117,987	$40,343	$219,594	$67,088
Net homebuilding debt to net capital (1)	23.0%	37.5%	23.0%	37.5%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of a $0.9 million and $1.7 million inventory impairment for the three and six months ended June 30, 2020, respectively, which is included within inventory impairment and other on our condensed consolidated financial statements. We recognized nominal inventory impairment for the three and six months ended June 30, 2021.

(3) The selling communities as of June 30, 2020 has been adjusted from prior year presentations to reflect 101 selling communities in our Century Complete segment, which business was acquired in 2018, and for which the number of selling communities was previously not disclosed.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
West	385	313	$616.5	$530.6	$237,359	$166,089	$40,903	$13,747
Mountain	611	417	$473.1	$418.6	289,058	174,559	55,814	20,616
Texas	477	400	$273.9	$246.4	130,641	98,558	19,139	9,610
Southeast	429	515	$392.7	$338.8	168,453	174,492	26,096	12,020
Century Complete	869	835	$206.3	$160.1	179,278	133,717	23,089	8,548
Financial Services	—	—	$—	$—	—	—	11,697	12,978
Corporate	—	—	$—	$—	—	—	(24,604)	(27,416)
Total	2,771	2,480	$362.6	$301.4	$1,004,789	$747,415	$152,134	$50,103

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
West	704	546	$601.1	$536.0	$423,149	$292,651	$68,364	$29,089
Mountain	1,296	813	$446.9	$407.2	579,123	331,091	107,794	39,094
Texas	805	644	$271.3	$246.4	218,380	158,697	27,670	15,108
Southeast	997	883	$389.7	$346.4	388,534	305,894	49,536	20,329
Century Complete	1,766	1,458	$201.0	$159.0	354,882	231,792	44,819	9,333
Financial Services	—	—	$—	$—	—	—	27,016	13,187
Corporate	—	—	$—	$—	—	—	(42,016)	(41,949)
Total	5,568	4,344	$352.7	$303.9	$1,964,068	$1,320,125	$283,183	$84,191

West

During the three and six months ended June 30, 2021, our West segment generated income before income tax expense of $40.9 million and $68.4 million, respectively, a 197.5% and 135.0% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $71.3 million and $130.5 million, respectively, and increases of 896 basis points and 622 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales. The increases in revenue during the three and six months ended June 30, 2021 were generated by both increases in the number of homes delivered of 23.0% and 28.9%, respectively, as well as increases of 16.2% and 12.1%, respectively, in the average sales price per home.  During the three and six months ended June 30, 2021, the increases in the number of homes delivered were driven by increases in our monthly absorption rate of 73.2% and 64.2%, respectively, and increases in the average sales price were driven by both the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Mountain

During the three and six months ended June 30, 2021, our Mountain segment generated income before income tax expense of $55.8 million and $107.8 million, respectively, a 170.7% and 175.7% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $114.5 million and $248.0 million, respectively, and increases of 750 basis points and 681 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales. The increases in revenue during the three and six months ended June 30, 2021 were generated by both increases in the number of homes delivered of 46.5% and 59.4%, respectively, as well as increases of 13.0% and 9.7%, respectively, in the average sales price per home.  During the three and six months ended June 30, 2021, the increases in the number of homes delivered were driven by increases in our monthly absorption rate of 81.0% and 102.1%, respectively, and increases in the average sales price were driven by both the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Texas

During the three and six months ended June 30, 2021, our Texas segment generated income before income tax expense of $19.1 million and $27.7 million, respectively, a 99.2% and 83.1% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $32.1 million and $59.7 million, respectively, and increases of 490 basis points and 315 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales. The increases in revenue during the three and six months ended June 30, 2021 were generated by both increases in the number of homes delivered of 19.3% and 25.0%, respectively, as well as increases of 11.2% and 10.1%, respectively, in the average sales price per home.  During the three and six months ended June 30, 2021, the increases in the number of homes delivered were driven by increases in our monthly absorption rate of 53.2% and 91.2%, respectively, and increases in the average sales price were driven by both the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Southeast

During the three months ended June 30, 2021, our Southeast segment generated income before income tax expense of $26.1 million, a 117.1% increase over the prior year period, driven by an increase of 860 basis points in the percentage of income before income tax expense to home sales revenues. Home sales revenues decreased during the three months ended June 30, 2021, generated by a decrease in the number of homes delivered of 16.7%, partially offset by an increase of 15.9% in the average sales price per home. During the three months ended June 30, 2021, the decrease in the number of homes delivered was driven by a decrease in our monthly absorption rate of 6.4%. The increase in the average sales price was driven by both the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics. During the six months ended June 30, 2021, our Southeast segment generated income before income tax expense of $49.5 million, a 143.7% increase, respectively, over the prior year period. The increase was driven by the increase in home sales revenue of $82.6 million, and an increase of 610 basis points in the percentage of income before income tax expense to home sales revenues, as a result of increased revenues on a partially fixed cost base. The increase in revenue during the six months ended June 30, 2021 was generated by both an increase in the number of homes delivered of 12.9% as well as an increase of 12.5% in the average sales price per home. During the six months ended June 30, 2021, the increase in the number of homes delivered was driven by an increase in our monthly absorption rate of 28.9% and the increase in the average sales price was driven by both the mix of deliveries within individual communities between years, as well as increased pricing power as a result of strong market dynamics.

Century Complete

During the three and six months ended June 30, 2021, our Century Complete segment generated income before income tax expense of $23.1 million and $44.8 million, respectively, a 170.1% and 380.2% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $45.6 million and $123.1 million, respectively, and increases of 649 basis points and 860 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of increased revenues on a partially fixed cost base. The increases in revenue during the three and six months ended June 30, 2021 were generated by both increases in the number of homes delivered of 4.1% and 21.1%, respectively, as well as increases of 28.9% and 26.4%, respectively, in the average sales price per home.  During the three and six months ended June 30, 2021, the increases in the number of homes delivered were driven by increases in our monthly absorption rate of 50.0% and 178.6%, respectively, and increases in the average sales price were driven by both the mix of deliveries within markets between years, as well as increased pricing power as a result of strong market dynamics.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. During the three months ended June 30, 2021, income before income tax expense for our Financial Services segment decreased $1.3 million to $11.7 million compared to the same period in 2020. This decrease was primarily the result of a $3.0 million favorable fair value adjustment on mortgage loans held for sale during the second quarter of 2020, and was partially offset by a 59.5% increase in the number of loans sold during the three months ended June 30, 2021 as compared to the same period in 2020. During the six months ended June 30, 2021, income before income tax expense for our Financial Services segment increased $13.8 million to $27.0 million compared to the same period in 2020. The increase was primarily the result of a $28.0 million overall increase in financial services revenue during the six months ended June 30, 2021 compared to the same period in 2020. The increase in financial services revenue was directly attributable to an 84.3% increase in the number of loans sold during the six months ended June 30, 2021 as compared to the same period in 2020.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total originations:
Number of loans	2,138	1,724	4,439	2,657
Principal	$661,853	$493,534	$1,374,144	$765,326
Capture rate of Century homebuyers	74%	59%	75%	56%
Century	78%	70%	81%	68%
Century Complete	66%	34%	62%	31%
Average FICO score	737	735	737	735

Loans sold to third parties:
Number of loans sold	2,326	1,458	4,605	2,499
Principal	$725,393	$419,557	$1,406,550	$729,027

Corporate

During the three and six months ended June 30, 2021, our Corporate segment generated losses of $24.6 million and $42.0 million, respectively, as compared to losses of $27.4 million and $41.9 million, respectively, for the same periods in 2020. The decrease in loss for the three-month comparison is primarily due to the cumulative catch-up adjustment to stock-based compensation expense of $2.9 million that occurred in the prior year period. The increase in loss for the six-month comparison is primarily attributed to higher compensation costs, including estimated bonuses, during the six months ended June 30, 2021, partially offset by increased stock-based compensation expense due to the cumulative catch-up adjustment that occurred in the prior year period.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three and six months ended June 30, 2021 to 23.9% and 22.5%, respectively as compared to 16.9% and 17.2%, respectively, for the same periods in 2020. This increase was primarily driven by the positive homebuilding sales environment across our markets, which resulted in our ability to increase sales price in excess of an increase in our labor and direct costs period over period.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other and interest in cost of home sales revenues.

	Three Months Ended June 30,

	2021	%	2020	%

Home sales revenues	$1,004,789	100.0%	$747,415	100.0%
Cost of home sales revenues	(764,668)	(76.1)%	(620,655)	(83.0)%
Inventory impairment and other	(41)	(0.0)%	(910)	(0.1)%
Gross margin from home sales	240,080	23.9%	125,850	16.9%
Add: Inventory impairment and other	41	0.0%	910	0.1%
Add: Interest in cost of home sales revenues	18,406	1.8%	18,694	2.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other	$258,527	25.7%	$145,454	19.5%

	Six Months Ended June 30,

	2021	%	2020	%

Home sales revenues	$1,964,068	100.0%	$1,320,125	100.0%
Cost of home sales revenues	(1,521,175)	(77.5)%	(1,091,181)	(82.7)%
Inventory impairment and other	(41)	(0.0)%	(1,691)	(0.1)%
Gross margin from home sales	442,852	22.5%	227,253	17.2%
Add: Inventory impairment and other	41	0.0%	1,691	0.1%
Add: Interest in cost of home sales revenues	36,783	1.9%	32,379	2.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other	$479,676	24.4%	$261,323	19.8%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and six months ended June 30, 2021, excluding inventory impairment and other, and interest in cost of home sales revenues, our adjusted homebuilding gross margin percentage was 25.7% and 24.4%, respectively, as compared to 19.5% and 19.8%, respectively, for the same periods in 2020. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Increase
	2021	2020	Amount	%
Selling, general and administrative	$99,656	$86,706	$12,950	14.9%
As a percentage of home sales revenue	9.9%	11.6%

	Six Months Ended June 30,		Increase
	2021	2020	Amount	%
Selling, general and administrative	$191,807	$160,325	$31,482	19.6%
As a percentage of home sales revenue	9.8%	12.1%

Our selling, general and administrative expense increased $13.0 million and $31.5 million respectively, for the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases were primarily attributable to the following: (1) increases of $10.0 million and $19.5 million, respectively, in salaries and wages, primarily related to increased bonus expense as compared to the same periods in 2020 and (2) increases of $3.5 million and $15.6 million, respectively, in internal and external commission expense, which are directly related to the increases in home sales revenues. These increases were partially offset by decreases in expenses in numerous areas including advertising and legal expenses. Additionally, during the three and six months ended June 30, 2021, our selling, general and administrative expense decreased 170 basis points and 230 basis points, respectively, as a percentage of home sales revenue as compared to the same periods ended June 30, 2020, as a result of increased revenues on a partially fixed cost base.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2021 estimated annual effective tax rate, before discrete items, of 23.5% is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy credits for current year home deliveries, which decreased our rate by 1.2%.

For the six months ended June 30, 2021, our estimated annual rate of 23.5% was impacted by discrete items which had a net impact of decreasing our rate by 1.0%, including federal energy tax credits claimed on prior year home deliveries in excess of previous estimates and excess tax benefits for vested stock-based compensation.

For the three months ended June 30, 2021 and 2020, we recorded income tax expense of $34.2 million and $11.7 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded income tax expense of $63.6 million and $19.6 million, respectively.

Segment Assets

(dollars in thousands)

	June 30,	December 31,	Increase (Decrease)
	2021	2020	Amount	Change
West	$611,192	$536,907	$74,285	13.8%
Mountain	803,816	778,198	25,618	3.3%
Texas	238,221	207,746	30,475	14.7%
Southeast	279,101	329,930	(50,829)	(15.4)%
Century Complete	284,838	218,604	66,234	30.3%
Financial Services	333,109	421,153	(88,044)	(20.9)%
Corporate	343,976	352,555	(8,579)	(2.4)%
Total assets	$2,894,253	$2,845,093	$49,160	1.7%

Total assets increased moderately by $49.2 million, or 1.7%, to $2.9 billion at June 30, 2021 as compared to December 31, 2020, primarily as a result of the overall growth of the Company.

Lots owned and controlled

	June 30, 2021			December 31, 2020			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,833	5,532	9,365	3,266	3,392	6,658	17.4%	63.1%	40.7%
Mountain	7,800	8,046	15,846	7,951	5,910	13,861	(1.9)%	36.1%	14.3%
Texas	3,468	6,767	10,235	3,035	5,873	8,908	14.3%	15.2%	14.9%
Southeast	2,973	12,567	15,540	3,076	6,389	9,465	(3.3)%	96.7%	64.2%
Century Complete	4,487	10,137	14,624	3,473	7,600	11,073	29.2%	33.4%	32.1%
Total	22,561	43,049	65,610	20,801	29,164	49,965	8.5%	47.6%	31.3%

Of our total lots owned and controlled as of June 30, 2021, 34.4% were owned and 65.6% were controlled, as compared to 41.6% owned and 58.4% controlled as of December 31, 2020.

Other Homebuilding Operating Data

	Three Months Ended				Six Months Ended
Net new home contracts	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2021	2020	Amount	% Change	2021	2020	Amount	% Change
West	497	389	108	27.8%	891	725	166	22.9%
Mountain	617	474	143	30.2%	1,564	1,088	476	43.8%
Texas	399	391	8	2.0%	917	724	193	26.7%
Southeast	288	566	(278)	(49.1)%	764	1,082	(318)	(29.4)%
Century Complete	1,319	844	475	56.3%	2,439	1,433	1,006	70.2%
Total	3,120	2,664	456	17.1%	6,575	5,052	1,523	30.1%

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2021 increased by 456 homes, or 17.1%, to 3,120, compared to 2,664 for the same period in 2020. Net new home contracts for the six months ended June 30, 2021 increased by 1,523 homes, or 30.1%, to 6,575, compared to 5,052 for the same period in 2020. These increases were primarily driven by stronger sales across all of our segments as the homebuilding industry continued to experience positive trends during the first six months of 2021, partially offset by a decrease in the Southeast region. The decrease in our Southeast segment is driven by a 45.0%

decrease in selling communities at period end as compared to the end of the prior year period.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and six months ended June 30, 2021 by segment are included in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	% Change
West	9.7	5.6	4.1	73.2%
Mountain	7.6	4.2	3.4	81.0%
Texas	9.5	6.2	3.3	53.2%
Southeast	4.4	4.7	(0.3)	(6.4)%
Century Complete	4.2	2.8	1.4	50.0%
Total	5.7	4.0	1.7	42.5%

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	% Change
West	8.7	5.3	3.4	64.2%
Mountain	9.7	4.8	4.9	102.1%
Texas	10.9	5.7	5.2	91.2%
Southeast	5.8	4.5	1.3	28.9%
Century Complete	3.9	1.4	2.5	178.6%
Total	6.0	2.0	4.0	200.0%

During the three and six months ended June 30, 2021, our absorption rates increased by 42.5% and 200.0%, respectively, to 5.7 and 6.0 per month, respectively, as compared to the same periods in 2020.  These increases were attributable to continued historically low interest rates and strong demand for new homes during the current year periods. Furthermore, our absorption rate during the six months ended June 30, 2020 was negatively impacted by the initial outbreak of COVID-19.

Selling communities at period end	As of June 30,		Increase/(Decrease)
	2021	2020	Amount	% Change

West	17	23	(6)	(26.1)%
Mountain	27	38	(11)	(28.9)%
Texas	14	21	(7)	(33.3)%
Southeast	22	40	(18)	(45.0)%
Century Complete	104	101	3	3.0%
Total	184	223	(39)	(17.5)%

Our selling communities decreased to 184 communities at June 30, 2021 as compared to 223 at June 30, 2020. This decrease was a result of the strong sales environment, which outpaced new community openings.

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

Backlog

(dollars in thousands)

	As of June 30,
	2021			2020			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	673	$440,008	$653.8	381	$203,395	$533.8	76.6%	116.3%	22.5%
Mountain	1,057	544,365	515.0	648	281,999	435.2	63.1%	93.0%	18.3%
Texas	497	182,080	366.4	355	95,193	268.1	40.0%	91.3%	36.7%
Southeast	568	230,558	405.9	712	262,096	368.1	(20.2)%	(12.0)%	10.3%
Century Complete	1,651	365,454	221.4	682	120,068	176.1	142.1%	204.4%	25.7%
Total / Weighted Average	4,446	$1,762,465	$396.4	2,778	$962,751	$346.6	60.0%	83.1%	14.4%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At June 30, 2021, we had 4,446 homes in backlog with a total value of $1,762.5 million, which represents an increase of 60.0% and 83.1%, respectively, as compared to June 30, 2020. The increase in backlog dollar value is primarily attributable to the increase in backlog units and a 14.4% increase in the average sales price of homes in backlog.

Supplemental Guarantor Information

Our 5.875% senior notes due 2025 and 6.750% senior notes due 2027 (which we collectively refer to as our “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our financial services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of June 30, 2021, Century Communities, Inc. had outstanding $900.0 million in total principal amount of Senior Notes.

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

On March 2, 2020, the SEC adopted amendments to Rules 3-10 and 3-16 of Regulation S-X, under Rule Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Rule 33-10762”), that reduce and simplify the financial disclosure requirements applicable to registered debt offerings for guarantors and issuers of guaranteed securities (which we previously included within the notes to our consolidated financial statements in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q). The amendments under Rule 33-10762 were effective January 4, 2021, but voluntary compliance was permitted in advance of the effective date. We adopted the new disclosure requirements permitted under Rule 33-10762, beginning with the three and six month period ended June 30, 2020.

The following summarized financial information is presented for Century Communities, Inc. and the Guarantor Subsidiaries on a combined basis after eliminating intercompany transactions and balances among Century Communities, Inc. and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from Non-Guarantor Subsidiaries.

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	June 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$362,548	$307,167
Cash held in escrow	37,640	23,149
Accounts receivable	25,904	18,742
Inventories	1,948,769	1,929,664
Prepaid expenses and other assets	113,634	94,181
Property and equipment, net	25,503	27,360
Deferred tax assets, net	18,392	12,450
Goodwill	30,395	30,395
Total assets	$2,562,785	$2,443,108
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$79,018	$106,288
Accrued expenses and other liabilities	249,489	267,708
Intercompany loan payable	—	17,600
Notes payable	901,253	894,875
Revolving line of credit	—	—
Total liabilities	1,229,760	1,286,471
Stockholders’ equity:	1,333,025	1,156,637
Total liabilities and stockholders’ equity	$2,562,785	$2,443,108

Summarized Statement of Operations Data (in thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020

Total homebuilding revenues	$1,987,996	$3,057,884
Total homebuilding cost of revenues	(1,538,195)	(2,490,062)
Selling, general and administrative	(191,807)	(341,710)
Inventory impairment and other	(41)	(2,172)
Other income (expense)	(1,872)	(3,014)
Income before income tax expense	256,081	220,926
Income tax expense	(57,532)	(52,389)
Net income	$198,549	$168,537

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and six months ended June 30, 2021 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from sales of common stock, including our at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities. During the three months ended June 30, 2021, we initiated a quarterly cash dividend, which we intend to fund from our funds generated by operations.

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

In response to the COVID-19 pandemic, we took certain measures to ensure we are positioned with cash flow and liquidity to endure an extended period of lower demand for our homes, should it arise. Specifically commencing in mid-March of 2020, we slowed our land acquisition and development activities and instituted a variety of actions designed to reduce our operating expenses, including a reduction in the size of our workforce through a targeted layoff in April 2020. In addition, given the uncertainty surrounding the COVID-19 pandemic, we initially increased our borrowings under our revolving line of credit during the end of the first quarter of 2020 and into the beginning of the second quarter of 2020 as a proactive measure in order to expand our financial flexibility at that time. We repaid these borrowings during the second quarter of 2020 in light of our second quarter 2020 operating results and to decrease our interest expense. As of June 30, 2021, we continued to have no amounts outstanding under our revolving line of credit.

We increased our land acquisition and development activities during the first six months of 2021, which resulted in 65,610 lots owned and controlled at June 30, 2021, a 31.3% increase as compared to December 31, 2020.

Our Financial Services operations use funds generated from operations and availability under our mortgage repurchase facilities to finance operations including originations of mortgage loans to our homebuyers.

Under our shelf registration statement, which we filed with the SEC on July 1, 2021 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in registered transactions from time to time and as needed as part of our ongoing financing strategy and subject to market conditions.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic, its impact on the macro-economy, and market conditions at the time. While the impact of the COVID-19 pandemic will continue to evolve, we believe we are well positioned from a cash and liquidity standpoint to not only operate in an uncertain environment, but also continue to grow with the market, pay down debt and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of debt refinancing and/or strategic opportunities as they arise.

Revolving Line of Credit

On June 5, 2018, we entered into an Amended and Restated Credit Agreement with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, the lenders party thereto and certain of our subsidiaries (which we refer to as the “Amended and

Restated Credit Agreement”), which provided us with a revolving line of credit of up to $640.0 million, and unless terminated earlier, was scheduled to mature on April 30, 2023.

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with, Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated the Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (the “Credit Facility”) of up to $800 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum

As of June 30, 2021, we had no amounts outstanding under the Credit Facility and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to an aggregate of $350 million as of June 30, 2021, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2021, we had $159.8 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three and six months ended June 30, 2021, we incurred interest expense on the repurchase facilities of $0.6 million and $1.4 million, respectively. During the same periods in 2020, we incurred interest expense on the repurchase facilities of $0.5 million and $1.3 million, respectively. Interest expense on mortgage repurchase facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, had all $100 million available for sale as of June 30, 2021.  We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2021 and 2020, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. Sales cannot be made under the Distribution Agreement unless and until we file a prospectus supplement to our recently filed shelf registration statement that was filed on July 1, 2021, which prospectus supplement we intend to file in the near future.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2021, and December 31, 2020, we had $464.6 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
6.750% senior notes, due May 2027(1)	$495,176	$494,768
5.875% senior notes, due July 2025(1)	397,170	396,821
Other financing obligations	8,908	3,286
Notes payable	901,254	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	159,776	259,050
Total debt	$1,061,030	$1,153,925

(1) The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 5, 2021 and in Note 8 to our condensed consolidated financial statements in this Form 10-Q. We may from time to time seek to refinance or increase our outstanding debt or retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may or may not be material during any particular reporting period.

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

No shares were repurchased during the three and six months ended June 30, 2021 and 2020, respectively. The maximum number of shares available to be purchased under the stock repurchase program as of June 30, 2021 is 3,812,939.

Dividends

On May 19, 2021, our Board of Directors announced the initiation of a quarterly cash dividend. Additionally on May 19, 2021, our Board of Directors declared our first quarterly cash dividend of $0.15 per share and totaling $5.1 million, which was paid on June 16, 2021 to stockholders of record of our common stock as of June 2, 2021.

Cash Flows— Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

For the six months ended June 30, 2021 and 2020, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale.  During the six months ended June 30, 2021 and 2020, we generated $143.4 million and $173.8 million in cash from operations, respectively.  The decrease in cash provided by operations is primarily a result of increased investment in our homebuilding inventories for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, partially offset by a $155.0 million increase in net income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

•Net cash used in investing activities decreased to $4.4 million during the six months ended June 30, 2021, compared to $4.9 million used during the same period in 2020. The decrease was primarily related to less purchases of property and equipment.

•Net cash used in financing activities increased to $112.5 million during the six months ended June 30, 2021, compared to $50.5 million used during the same period in 2020. The increase was primarily attributable to a $122.6 million increase in net payments on our mortgage repurchase facilities, partially offset by a $68.7 million decrease in net payments under our revolving line of credit.

As of June 30, 2021, our cash and cash equivalents and restricted cash balance was $424.7 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2021, we had outstanding purchase contracts and option contracts for 43,049 lots with a total purchase price of approximately $1.7 billion and had $35.2 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on the substantial majority of the purchase and option contracts during the next twelve months, with performance on the remaining purchase and option contracts occurring in future periods.

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

We post letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of June 30, 2021, and December 31, 2020, we had $464.6 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Contractual Obligations

For the three and six months ended June 30, 2021, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on February 5, 2021.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) loss on debt extinguishment, (v) inventory impairment and other, (vi) depreciation and amortization expense, and (vii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Net income	$117,910	$38,450	206.7%	$219,562	$64,576	240.0%
Income tax expense	34,224	11,653	193.7%	63,621	19,615	224.3%
Interest in cost of home sales revenues	18,406	18,694	(1.5)%	36,783	32,379	13.6%
Interest expense (income)	(172)	(684)	(74.9)%	(283)	(847)	(66.6)%
Depreciation and amortization expense	2,849	3,427	(16.9)%	5,655	6,842	(17.3)%
EBITDA	173,217	71,540	142.1%	325,338	122,565	165.4%
Inventory impairment and other	41	910	(95.5)%	41	1,691	(97.6)%
Restructuring costs	—	1,584	NM	—	1,584	NM
Adjusted EBITDA	$173,258	$74,034	134.0%	$325,379	$125,840	158.6%

NM – Not Meaningful

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net homebuilding debt (notes payable and borrowings under our revolving line of credit less cash and cash equivalents and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

	June 30,	December 31,
	2021	2020
Total homebuilding debt	$901,254	$894,875
Total stockholders' equity	1,488,658	1,280,705
Total capital	$2,389,912	$2,175,580
Homebuilding debt to capital	37.7%	41.1%

Total homebuilding debt	$901,254	$894,875
Cash and cash equivalents	(419,416)	(394,001)
Cash held in escrow	(37,640)	(23,149)
Net homebuilding debt	444,198	477,725
Total stockholders' equity	1,488,658	1,280,705
Net capital	$1,932,856	$1,758,430

Net homebuilding debt to net capital	23.0%	27.2%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted Net Income and Adjusted Diluted Earnings per Share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define Adjusted Net Income as consolidated net income before (i) income tax expense, (ii) inventory impairment and other and (iii) restructuring costs, less adjusted income tax expense, calculated using the Company’s estimated annual effective tax rate after discrete items for the applicable period. Adjusted Diluted EPS is calculated by excluding the effect of loss on inventory impairment and other and restructuring costs from the calculation of reported EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income	$117,910	$38,450	$219,562	$64,576
Denominator
Weighted average common shares outstanding - basic	33,738,586	33,340,184	33,651,727	33,274,056
Dilutive effect of restricted stock units	218,052	121,510	269,212	195,013
Weighted average common shares outstanding - diluted	33,956,638	33,461,694	33,920,939	33,469,069
Earnings per share:
Basic	$3.49	$1.15	$6.52	$1.94
Diluted	$3.47	$1.15	$6.47	$1.93

Adjusted earnings per share
Numerator
Income before income tax expense	$152,134	$50,103	$283,183	$84,191
Inventory impairment and other	41	910	41	1,691
Restructuring costs	—	1,584	—	1,584
Adjusted income before income tax expense	152,175	52,597	283,224	87,466
Adjusted income tax expense(1)	(34,188)	(12,254)	(63,630)	(20,378)
Adjusted net income	$117,987	40,343	$219,594	67,088

Denominator - Diluted	33,956,638	33,461,694	33,920,939	33,469,069

Adjusted diluted earnings per share	$3.47	$1.21	$6.47	$2.00

(1)The tax rate used in calculating adjusted net income for the three and six months ended June 30, 2021 was 22.5% which is reflective of the Company’s estimated annual effective tax rate after discrete items for the applicable period. For the three and six months ended June 30, 2020, the tax rate utilized was our estimated annual effective tax rate after discrete items of 23.3%.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with Second A&R Credit Agreement. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Second A&R Credit Agreement. The Second A&R Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the Credit Facility.

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

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, particularly lumber, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2021, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the financial statement close for the quarter ended June 30, 2021, certain accounting and finance employees worked remotely due to the COVID-19 pandemic. All internal control over financial reporting continued as in the past, but with certain necessary documentation changes in light of the remote working environment for certain personnel. There were no changes during the second quarter of 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Not applicable.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of the Company’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2	Restated Bylaws of Century Communities, Inc. (filed herewith)
10.1

Second Amended and Restated Credit Agreement, dated as of May 21, 2021, by and among Century Communities, Inc., the lenders party thereto, Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and Texas Capital Bank, National Association, BBVA USA, BofA Securities, Inc., Fifth Third Bank, National Association and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners, and Wells Fargo Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 25, 2021 (File No. 001-36491))

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

Century Communities, Inc.

Date: July 28, 2021	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: July 28, 2021	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: July 28, 2021	By:	/s/ David Messenger
David Messenger
Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2021	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer (Principal Accounting Officer)