Form 10-Q
period 2021-09-30
Century Communities, Inc.
filed 2021-10-28
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

On October 22, 2021, 33,760,940 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets	(unaudited)	(audited)
Cash and cash equivalents	$491,879	$394,001
Cash held in escrow	29,183	23,149
Accounts receivable	34,134	21,781
Inventories	2,162,682	1,929,664
Mortgage loans held for sale	223,443	282,639
Prepaid expenses and other assets	190,778	122,630
Property and equipment, net	25,592	28,384
Deferred tax assets, net	22,786	12,450
Goodwill	30,395	30,395
Total assets	$3,210,872	$2,845,093
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$102,327	$107,712
Accrued expenses and other liabilities	293,445	302,751
Notes payable	1,002,484	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	211,599	259,050
Total liabilities	1,609,855	1,564,388
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,760,940 and 33,350,633 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	338	334
Additional paid-in capital	694,206	697,200
Retained earnings	906,473	583,171
Total stockholders' equity	1,601,017	1,280,705
Total liabilities and stockholders' equity	$3,210,872	$2,845,093

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Homebuilding revenues
Home sales revenues	$917,337	$760,239	$2,881,404	$2,080,364
Land sales and other revenues	11,594	2,105	35,522	25,516
Total homebuilding revenues	928,931	762,344	2,916,926	2,105,880
Financial services revenues	29,101	32,017	92,586	67,534
Total revenues	958,032	794,361	3,009,512	2,173,414
Homebuilding cost of revenues
Cost of home sales revenues	(682,012)	(627,364)	(2,203,187)	(1,718,545)
Cost of land sales and other revenues	(6,977)	(2,046)	(23,996)	(18,597)
Total homebuilding cost of revenues	(688,989)	(629,410)	(2,227,183)	(1,737,142)
Financial services costs	(17,666)	(14,511)	(54,135)	(36,841)
Selling, general and administrative	(90,154)	(85,806)	(281,961)	(246,131)
Loss on debt extinguishment	(14,458)	—	(14,458)	—
Inventory impairment and other	—	—	(41)	(1,691)
Other income (expense)	(1,004)	251	(2,790)	(2,533)
Income before income tax expense	145,761	64,885	428,944	149,076
Income tax expense	(31,784)	(15,121)	(95,406)	(34,736)
Net income	$113,977	$49,764	$333,538	$114,340

Earnings per share:
Basic	$3.38	$1.49	$9.90	$3.43
Diluted	$3.31	$1.48	$9.69	$3.41
Weighted average common shares outstanding:
Basic	33,760,940	33,350,633	33,688,531	33,299,768
Diluted	34,471,044	33,731,252	34,420,163	33,556,650

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$333,538	$114,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,324	10,088
Stock-based compensation expense	10,760	14,374
Fair value of mortgage loans held for sale and other	3,529	(9,346)
Loss on debt extinguishment	14,458	—
Inventory impairment and other	41	1,691
Deferred income taxes	(10,336)	(2,186)
Loss on disposition of assets	1,267	1,213
Changes in assets and liabilities:
Cash held in escrow	(6,034)	9,033
Accounts receivable	(12,353)	(1,417)
Inventories	(267,282)	160,877
Mortgage loans held for sale	53,132	(594)
Prepaid expenses and other assets	(68,622)	18,090
Accounts payable	(5,385)	(36,346)
Accrued expenses and other liabilities	27,743	35,989
Net cash provided by operating activities	82,780	315,806
Investing activities
Purchases of property and equipment	(6,763)	(6,706)
Proceeds from secured note receivable and other	2,434	79
Net cash used in investing activities	(4,329)	(6,627)
Financing activities
Borrowings under revolving credit facilities	—	678,000
Payments on revolving credit facilities	—	(746,700)
Proceeds from issuance of senior notes due 2029	500,000	—
Extinguishment of senior notes due 2025	(411,752)	—
Proceeds from issuance of insurance premium notes and other	19,580	5,469
Principal payments on insurance notes payable	(9,683)	(7,259)
Debt issuance costs	(6,155)	—
Net payments on mortgage repurchase facilities	(47,451)	(680)
Withholding of common stock upon vesting of restricted stock units	(13,726)	(5,145)
Dividend payments	(10,127)	—
Other	(133)	(495)
Net cash provided by (used in) financing activities	20,553	(76,810)
Net increase	$99,004	$232,369
Cash and cash equivalents and Restricted cash
Beginning of period	398,081	58,521
End of period	$497,085	$290,890
Supplemental cash flow disclosure
Cash paid for income taxes	$116,182	$30,998
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$491,879	$288,341
Restricted cash (Note 5)	5,206	2,549
Cash and cash equivalents and Restricted cash	$497,085	$290,890

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(in thousands)

For the Three Months Ended September 30, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2021	33,761	$338	$690,707	$797,613	$1,488,658
Stock-based compensation expense	—	—	3,548	—	3,548
Cash dividends declared	—	—	54	(5,117)	(5,063)
Other	—	—	(103)	—	(103)
Net income	—	—	—	113,977	113,977
Balance at September 30, 2021	33,761	$338	$694,206	$906,473	$1,601,017

Balance at June 30, 2020	33,351	$334	$687,564	$441,590	$1,129,488
Stock-based compensation expense	—	—	5,786	—	5,786
Other	—	—	(81)	—	(81)
Net income	—	—	—	49,764	49,764
Balance at September 30, 2020	33,351	$334	$693,269	$491,354	$1,184,957

For the Nine Months Ended September 30, 2021 and 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of restricted stock units	675	7	(7)	—	—
Withholding of common stock upon vesting of restricted stock units	(265)	(3)	(13,723)	—	(13,726)
Stock-based compensation expense	—	—	10,760	—	10,760
Cash dividends declared	—	—	109	(10,236)	(10,127)
Other	—	—	(133)	—	(133)
Net income	—	—	—	333,538	333,538
Balance at September 30, 2021	33,761	$338	$694,206	$906,473	$1,601,017

Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Vesting of restricted stock units	454	5	(5)	—	—
Withholding of common stock upon vesting of restricted stock units	(170)	(2)	(5,143)	—	(5,145)
Stock-based compensation expense	—	—	14,374	—	14,374
Other	—	—	(311)	—	(311)
Net income	—	—	—	114,340	114,340
Balance at September 30, 2020	33,351	$334	$693,269	$491,354	$1,184,957

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
West	$268,279	$188,495	$691,472	$486,507
Mountain	263,587	222,262	863,901	570,983
Texas	87,250	76,776	307,774	235,618
Southeast	131,297	152,858	520,221	458,986
Century Complete	178,518	121,953	533,558	353,786
Financial Services	29,101	32,017	92,586	67,534
Corporate	—	—	—	—
Total revenue	$958,032	$794,361	$3,009,512	$2,173,414

Income (loss) before income tax expense:
West	$60,915	$13,627	$129,279	$42,716
Mountain	50,561	28,695	158,355	67,789
Texas	11,884	6,904	39,554	22,012
Southeast	20,004	13,414	69,540	33,743
Century Complete	24,838	7,826	69,657	17,159
Financial Services	11,435	17,506	38,451	30,693
Corporate	(33,876)	(23,087)	(75,892)	(65,036)
Total income before income tax expense	$145,761	$64,885	$428,944	$149,076

The following table summarizes total assets by segment (in thousands):

	September 30,	December 31,
	2021	2020
West	$642,710	$536,907
Mountain	843,848	778,198
Texas	289,449	207,746
Southeast	369,041	329,930
Century Complete	332,998	218,604
Financial Services	397,133	421,153
Corporate	335,693	352,555
Total assets	$3,210,872	$2,845,093

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2021	2020
Homes under construction	$1,241,572	$1,040,584
Land and land development	866,381	828,242
Capitalized interest	54,729	60,838
Total inventories	$2,162,682	$1,929,664

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $171.0 million and $172.3 million at September 30, 2021 and December 31, 2020, respectively, and carried a weighted average interest rate of approximately 3.1% and 2.8%, respectively.  As of September 30, 2021 and December 31, 2020, Inspire had mortgage loans held for sale with an aggregate fair value of $223.4 million and $282.6 million, respectively, and an aggregate outstanding principal balance of $216.4 million and $269.6 million, respectively. Our net gains on the sale of mortgage loans were $23.4 million and $26.3 million for the three months ended September 30, 2021 and 2020, respectively, and were $70.2 million and $53.9 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in the financial services revenue on the condensed consolidated statements of operations. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our program to economically hedge interest rates.

Mortgage loans in process for which interest rates were committed to borrowers, mortgage loans held-for-sale, including the rights to service the mortgage loans, as well as the derivative instruments used to economically hedge our interest rate risk, which are typically forward commitments on mortgage backed securities, are carried at fair value, and changes in fair value are reflected in financial services revenue on the condensed consolidated statements of operations. Management believes carrying loans held-for-sale and the derivative instruments used to economically hedge them at fair value improves financial reporting by more accurately reflecting the underlying transaction. Refer to Note 11 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid insurance	$41,494	$18,699
Lot option and escrow deposits	72,023	39,985
Performance deposits	11,398	9,372
Deferred financing costs on revolving line of credit, net	5,431	3,206
Restricted cash (1)	5,206	4,080
Secured note receivable	—	2,434
Right of use assets	16,026	16,175
Other assets and prepaid expenses	9,529	8,082
Mortgage loans held for investment	11,613	8,727
Derivative assets and mortgage servicing rights	18,058	11,870
Total prepaid expenses and other assets	$190,778	$122,630

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2021	2020
Earnest money deposits	$53,838	$30,578
Warranty reserve	12,315	13,824
Accrued compensation costs	63,846	60,692
Land development and home construction accruals	84,061	80,088
Liability for product financing arrangements	19,844	62,084
Accrued interest	13,241	13,649
Lease liabilities - operating leases	16,457	16,801
Income taxes payable	—	3,118
Derivative liabilities	—	3,807
Other accrued liabilities	29,843	18,110
Total accrued expenses and other liabilities	$293,445	$302,751

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $2.5 million during the three months ended September 30, 2021, and did not reduce our warranty reserve during the three months ended September 30, 2020. We reduced our warranty reserve by $4.7 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and nine months ended September 30, 2021 and 2020 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$13,862	$11,221	$13,824	$9,731
Warranty expense provisions	2,459	2,293	7,139	6,345
Payments	(1,494)	(624)	(3,938)	(1,925)
Warranty adjustment	(2,512)	—	(4,710)	(1,261)
Ending balance	$12,315	$12,890	$12,315	$12,890

8. Debt

Our outstanding debt obligations included the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
3.875% senior notes, due August 2029(1)	$493,929	$—
6.750% senior notes, due May 2027(1)	495,371	494,768
5.875% senior notes, due July 2025(1)	—	396,821
Other financing obligations	13,184	3,286
Notes payable	1,002,484	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	211,599	259,050
Total debt	$1,214,083	$1,153,925

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

Issuance of 3.875% Senior Notes Due 2029

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% Senior Notes due 2029 (the “2029 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933. The 2029 Notes were issued under an Indenture, dated as of August 23, 2021, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “August 2021 Indenture,” as it may be supplemented or amended from time to time). The 2029 Notes were issued at 100% of their principal amount and we received proceeds of $493.8 million, net of $6.2 million in issuance costs. The August 2021 Indenture contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2029 Notes is due August 2029, with interest only payments due semi-annually in February and August of each year, beginning on February 15, 2022.

Redemption and Extinguishment of 5.875% Senior Notes Due 2025

During the three months ended September 30, 2021 we redeemed $400.0 million in outstanding principal of our 5.875% Senior Notes due 2025 at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest, totaling $414.8 million. The redemption was conditioned upon our prior consummation of the offering and issuance of the 2029 Notes. The redemption transaction resulted in a loss on debt extinguishment of $14.5 million in the condensed consolidated statement of operations.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (the “Credit Facility”) of up to $800 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum.

As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the Credit Facility, and we were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”), which were increased in 2020, provide Inspire with uncommitted repurchase facilities of up to $275 million as of September 30, 2021, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through August 23, 2022 and bear a weighted average interest rate of 2.23%.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2021 and December 31, 2020, we had $211.6 million and $259.1 million outstanding under these repurchase facilities, respectively, and were in compliance with all covenants thereunder.

During the three months ended September 30, 2021 and 2020, we incurred interest expense on the repurchase facilities of $0.4 million and $0.8 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the nine months ended September 30, 2021 and 2020, we incurred interest expense on the repurchase facilities of $1.8 million and $2.0 million, respectively.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2021 and 2020, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest capitalized beginning of period	$54,161	$70,311	$60,838	$67,069
Interest capitalized during period	15,204	15,065	45,310	50,686
Less: capitalized interest in cost of sales	(14,636)	(19,050)	(51,419)	(51,429)
Interest capitalized end of period	$54,729	$66,326	$54,729	$66,326

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2021 estimated annual effective tax rate, before discrete items, of 23.4% is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy credits for current year home deliveries, which decreased our rate by 1.4%.

For the nine months ended September 30, 2021, our estimated annual rate of 23.4% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including federal energy tax credits claimed on prior year home deliveries in excess of previous estimates and excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2021 and 2020, we recorded income tax expense of $31.8 million and $15.1 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded income tax expense of $95.4 million and $34.7 million, respectively.

11. Fair Value Disclosures

Fair value measurements are used for the Company’s mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights, interest rate lock commitments and other derivative instruments on a recurring basis. We also utilize fair value measurements on a non-recurring basis for inventories and intangible assets when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

•Mortgage servicing rights - The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service.

•Mortgage loans held for investment – The fair value of mortgage loans held for investment is calculated based on Level 3 analysis which incorporates information including the value of underlying collateral, from markets where there is little observable trading activity.

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, respectively (in thousands):

			September 30,	December 31,
	Balance Sheet Classification	Hierarchy	2021	2020

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$223,443	$282,639
Mortgage loans held for investment	Prepaid expenses and other assets	Level 3	$11,613	$8,727
Derivative assets	Prepaid expenses and other assets	Level 2	$6,387	$7,755
Mortgage servicing rights (1)	Prepaid expenses and other assets	Level 3	$11,671	$4,115
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$3,807

(1)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 8.8%, 9.9%, and $0.085 per year per loan, respectively as of September 30, 2021, and 10.4%, 9.8%, and $0.084 per year per loan, respectively, as of December 31, 2020. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage servicing rights:	2021	2020	2021	2020
Beginning of period	$10,298	$—	$4,115	$—
Originations	1,604	1,800	7,986	1,800
Disposals/settlements	(258)	—	(527)	—
Changes in fair value	27	—	97	—
End of period	$11,671	$1,800	$11,671	$1,800

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage loans held-for-investment	2021	2020	2021	2020
Beginning of period	$10,823	$6,813	$8,727	$3,385
Originations	973	1,563	4,354	6,209
Disposals/settlements	(129)	(331)	(1,309)	(1,504)
Reduction in unpaid principal balance	(54)	(70)	(159)	(115)
Changes in fair value	—	—	—	—
End of period	$11,613	$7,975	$11,613	$7,975

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at September 30, 2021 and December 31, 2020, respectively (in thousands).

		September 30, 2021		December 31, 2020

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$491,879	$491,879	$394,001	$394,001
Secured notes receivable (1)	Level 2	$—	$—	$2,434	$2,448
3.875% senior notes (2)(3)	Level 2	$493,929	$506,875	$—	$—
5.875% senior notes (2)(3)	Level 2	$—	$—	$396,821	$417,500
6.750% senior notes (2)(3)	Level 2	$495,371	$532,500	$494,768	$533,750
Revolving line of credit(4)	Level 2	$—	$—	$—	$—
Other financing obligations(4)(5)	Level 3	$13,184	$13,184	$3,286	$3,286
Mortgage repurchase facilities(4)	Level 2	$211,599	$211,599	$259,050	$259,050

(1)During the three months ended September 30, 2021, the secured note receivable was paid in full at $2.4 million. Prior year estimated fair value of the secured note receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note.

(2)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(3)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2021, these amounts totaled $6.1 million and $4.6 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2020, these amounts totaled $5.2 million and $3.2 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(4)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(5)Insurance premium notes included in other financing obligations bore interest rates ranging from 2.990% to 3.240% during the period ended September 30, 2021 and from 3.200% to 3.240% during the period ended December 31, 2020.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three months ended September 30, 2021 and 2020, respectively. Nominal impairment charges were recorded during the nine months ended September 30, 2021, and we recognized impairment charges of $1.7 million during the nine months ended September 30, 2020. The estimated fair value of the communities were determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

12. Stock-Based Compensation

During the nine months ended September 30, 2021, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million shares of common stock, respectively, with a grant date fair value of $53.40 per share, that primarily vest over a three year period. During the nine months ended September 30, 2021, we also granted performance share units (which we refer to as “PSUs”) covering up to 0.2 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $58.28 per share.

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

A summary of our outstanding RSUs and PSUs, assuming the current estimated level of performance achievement, are as follows (in thousands, except years):

As of September 30, 2021
Unvested units	1,111
Unrecognized compensation cost	$20,667
Weighted-average period to recognize compensation cost	1.9 years

During the three months ended September 30, 2021 and 2020, we recognized stock-based compensation expense of $3.5 million and $5.8 million, respectively. During the nine months ended September 30, 2021 and 2020, we recognized stock-based compensation expense of $10.8 million and $14.4 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

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

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2021, and December 31, 2020 there were 33.8 million and 33.4 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.631 million shares. We issued 0.7 million and 0.5 million shares of common stock related to the vesting of RSUs during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, approximately 0.7 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100.0 million available for sale as of September 30, 2021.  We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2021 and 2020, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the three and nine months ended September 30, 2021 and 2020, we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of September 30, 2021 was 3,812,939 shares.

On May 19, 2021, our Board of Directors announced the approval of the initiation of a quarterly cash dividend. The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the nine months ended September 30, 2021 (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$0.15	$5,063

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income	$113,977	$49,764	$333,538	$114,340
Denominator
Weighted average common shares outstanding - basic	33,760,940	33,350,633	33,688,531	33,299,768
Dilutive effect of restricted stock units	710,104	380,619	731,632	256,882
Weighted average common shares outstanding - diluted	34,471,044	33,731,252	34,420,163	33,556,650
Earnings per share:
Basic	$3.38	$1.49	$9.90	$3.43
Diluted	$3.31	$1.48	$9.69	$3.41

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.2 million common stock unit equivalents from diluted earnings per share during each of the three and nine months ended September 30, 2021 and 2020 related to the PSUs for which performance conditions remained unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2021, and December 31, 2020, we had $484.9 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

•our leverage, debt service obligations and exposure to changes in interest rates and our ability to refinance our debt when needed or on favorable terms;

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

The homebuilding industry started to experience slowing sales trends in mid-March through April of 2020 at the outset of the widespread uncertainty concerning the pandemic. However, home sales sharply rebounded in May and June of 2020, aided by historically low interest rates, lack of supply, and renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas, which desire was likely accelerated by the COVID-19 pandemic. These positive trends and market dynamics continued throughout the remainder of 2020 and through the first nine months of 2021.

While these positive trends and market dynamics continued through the first nine months of 2021, we recognize that long term macro-economic effects of the pandemic that could ultimately impact the homebuilding industry have yet to be known. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic and future increases in COVID-19 positive cases and hospitalizations could result in altering of the “re-opening” plans of numerous state and local municipalities, which may include government restrictions, such as “stay-at-home” or “shelter-in-place” directives, quarantines, travel advisories and social distancing measures. Despite overall strong demand and sales of our homes during the first nine months of 2021, continued future demand is uncertain as economic conditions are uncertain, in particular with respect to unemployment levels, and the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, unemployment levels, financial markets, credit and mortgage markets, consumer confidence, interest rates, availability of mortgage loans to homebuyers, wage growth, household formations, levels of new and existing homes for sale, cost of land, labor and construction materials, demographic trends, and housing demand, and other factors, including those described elsewhere in this report. A decrease in demand for our homes would adversely affect our operating results in future periods, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventories in the future.

Driven by the continued strong demand for our homes through the first nine months of 2021, we ended the third quarter of 2021 with no amounts outstanding under our revolving line of credit, $491.9 million of cash and cash equivalents, $29.2 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 23.1%. Additionally, we increased our land acquisition and development activities during the first nine months of 2021 to bolster our lot pipeline and support future community growth, which resulted in 75,537 lots owned and controlled at September 30, 2021, a 68.0% increase as compared to September 30, 2020 and a 51.2% increase as compared to December 31, 2020. Although the trajectory and strength of our markets have continued to remain strong and allowed us to pass on increased costs through price increases and increase our margins, we continued to experience materials shortages and delays and material and labor supply cost pressures during the first nine months of 2021 that could negatively impact our margins in future periods. While the impact of the COVID-19 pandemic will continue to evolve and at any given time recovery could be slowed or reversed by a number of factors, we believe we are well positioned from a cash and liquidity standpoint not only to operate in an uncertain environment, but also to continue to grow with the market and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of debt refinancing and/or strategic opportunities as they arise.

Results of Operations

During the three and nine months ended September 30, 2021, we delivered 2,332 and 7,890 homes, respectively, with an average sales price of $395.1 thousand and $365.2 thousand, respectively. These deliveries represent increases of 1.7% and 19.1%, respectively, as compared to the three and nine months ended September 30, 2020 and represent increases of 18.6% and 16.3%, respectively, in average sales price as compared to the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, we generated $958.0 million and $3.0 billion in total revenues, respectively, approximately $145.8 million and $428.9 million in income before income tax expense, respectively, and approximately $114.0 million and $333.5 million in net income, respectively, in each case representing substantial increases over the respective prior year period.

For the three and nine months ended September 30, 2021, our new home contracts, net of cancelations, totaled 2,742 and 9,317, respectively, a 14.4% decrease and 12.9% increase over the same respective periods in 2020. As of September 30, 2021, we had a backlog of 4,866 homes, a 31.5% increase as compared to September 30, 2020, representing approximately $1.9 billion in sales value, a 46.8% increase as compared to September 30, 2020.

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% senior notes due 2029, which were issued at 100% of their principal amount and we received net proceeds of $493.8 million. The indenture covering these notes contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 3.875% senior notes due 2029 is due August 2029, with interest only payments due semi-annually in February and August of each year, beginning on February 15, 2022. In addition, during the three months ended September 30, 2021, we redeemed $400.0 million in outstanding principal of our 5.875% senior notes due 2025 at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest, totaling $414.8 million. The redemption transaction resulted in a loss of $14.5 million, which is presented in loss on debt extinguishment in the condensed consolidated statement of operations.

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020.

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statements of Operations:
Revenue
Home sales revenues	$917,337	$760,239	$2,881,404	$2,080,364
Land sales and other revenues	11,594	2,105	35,522	25,516
	928,931	762,344	2,916,926	2,105,880
Financial services revenues	29,101	32,017	92,586	67,534
Total revenues	958,032	794,361	3,009,512	2,173,414
Homebuilding cost of revenues
Cost of home sales revenues	(682,012)	(627,364)	(2,203,187)	(1,718,545)
Cost of land sales and other revenues	(6,977)	(2,046)	(23,996)	(18,597)
	(688,989)	(629,410)	(2,227,183)	(1,737,142)
Financial services costs	(17,666)	(14,511)	(54,135)	(36,841)
Selling, general, and administrative	(90,154)	(85,806)	(281,961)	(246,131)
Loss on debt extinguishment	(14,458)	—	(14,458)	—
Inventory impairment and other	—	—	(41)	(1,691)
Other income (expense)	(1,004)	251	(2,790)	(2,533)
Income before income tax expense	145,761	64,885	428,944	149,076
Income tax expense	(31,784)	(15,121)	(95,406)	(34,736)
Net income	$113,977	$49,764	$333,538	$114,340
Earnings per share:
Basic	$3.38	$1.49	$9.90	$3.43
Diluted	$3.31	$1.48	$9.69	$3.41
Adjusted diluted earnings per share(1)	$3.63	$1.48	$10.02	$3.48
Other Operating Information (dollars in thousands):
Number of homes delivered	2,322	2,283	7,890	6,627
Average sales price of homes delivered	$395.1	$333.0	$365.2	$313.9
Homebuilding gross margin percentage(2)	25.7%	17.5%	23.5%	17.3%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	27.2%	20.0%	25.3%	19.9%
Backlog at end of period, number of homes	4,866	3,699	4,866	3,699
Backlog at end of period, aggregate sales value	$1,922,784	$1,309,449	$1,922,784	$1,309,449
Average sales price of homes in backlog	$395.1	$354.0	$395.1	$354.0
Net new home contracts	2,742	3,204	9,317	8,256
Selling communities at period end(3)	186	214	186	214
Average selling communities(3)	185	216	186	223
Total owned and controlled lot inventory	75,537	44,963	75,537	44,963
Adjusted EBITDA(1)	$177,376	$86,998	$502,755	$212,839
Adjusted income before income tax expense(1)	$160,219	$64,885	$443,443	$152,351
Adjusted net income(1)	$125,282	$49,764	$344,812	$116,852
Net homebuilding debt to net capital (1)	23.1%	32.9%	23.1%	32.9%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of a $0.0 million and $1.7 million inventory impairment for the three and nine months ended September 30, 2020, respectively, which is included within inventory impairment and other on our condensed consolidated financial statements. We recognized no inventory impairment for the three months ended September 30, 2021 and nominal inventory impairment for the nine months ended September 30, 2021.

(3) The selling communities as of September 30, 2020 has been adjusted from prior year presentations to reflect 104 selling communities in our Century Complete segment, which business was acquired in 2018, and for which the number of selling communities was previously not disclosed.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
West	409	316	$655.8	$596.5	$268,219	$188,484	$60,915	$13,627
Mountain	509	514	$500.6	$429.3	254,794	220,680	50,561	28,695
Texas	274	307	$313.1	$249.0	85,778	76,440	11,884	6,904
Southeast	325	421	$403.8	$362.7	131,228	152,683	20,004	13,414
Century Complete	805	725	$220.3	$168.2	177,318	121,952	24,838	7,826
Financial Services	—	—	$—	$—	—	—	11,435	17,506
Corporate	—	—	$—	$—	—	—	(33,876)	(23,087)
Total	2,322	2,283	$395.1	$333.0	$917,337	$760,239	$145,761	$64,885

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
West	1,113	862	$621.2	$558.2	$691,369	$481,134	$129,279	$42,716
Mountain	1,805	1,327	$462.0	$415.8	833,916	551,771	158,355	67,789
Texas	1,079	951	$281.9	$247.3	304,158	235,137	39,554	22,012
Southeast	1,322	1,304	$393.2	$351.7	519,762	458,577	69,540	33,743
Century Complete	2,571	2,183	$207.0	$162.0	532,199	353,745	69,657	17,159
Financial Services	—	—	$—	$—	—	—	38,451	30,693
Corporate	—	—	$—	$—	—	—	(75,892)	(65,036)
Total	7,890	6,627	$365.2	$313.9	$2,881,404	$2,080,364	$428,944	$149,076

West

During the three and nine months ended September 30, 2021, our West segment generated income before income tax expense of $60.9 million and $129.3 million, respectively, a 347.0% and 202.6% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $79.7 million and $210.2 million, respectively, and increases of 1,548 basis points and 982 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increases during the three and nine months ended September 30, 2021 were generated by both increases in the number of homes delivered of 29.4% and 29.1%, respectively, as well as increases of 9.9% and 11.3%, respectively, in the average sales price per home.  During the three and nine months ended September 30, 2021, the increases in the number of homes delivered were driven by favorable market dynamics across our markets. During the three and nine months ended September 30, 2021, the average sales price increases were driven by both the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Mountain

During the three and nine months ended September 30, 2021, our Mountain segment generated income before income tax expense of $50.6 million and $158.4 million, respectively, a 76.2% and 133.6% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $34.1 million and $282.1 million, respectively, and increases of 684 basis points and 670 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the three months ended September 30, 2021 was primarily generated by a 16.6% increase in the average sales price per home, and the revenue increase during the nine months ended September 30, 2021 was generated by a 36.0% increase in the number of homes delivered, as well as an 11.1% increase in the average sales price per home.  During the three months ended September 30, 2021, the number of homes delivered remained relatively consistent with the prior year period. The increase in the number of homes delivered during the nine months ended September 30, 2021 was driven by favorable market dynamics across our markets. The average sales price increases for both comparison periods were driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Texas

During the three and nine months ended September 30, 2021, our Texas segment generated income before income tax expense of $11.9 million and $39.6 million, respectively, a 72.1% and 79.7% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $9.3 million and $69.0 million, respectively, and increases of 482 basis points and 364 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the three months ended September 30, 2021 was primarily generated by a 25.7% increase in the average sales price per home, and the increase in revenue during the nine months ended September 30, 2021 was generated by a 13.5% increase in the number of homes delivered, as well as a 14.0% increase in the average sales price per home. During the three months ended September 30, 2021, the decrease in the number of homes delivered was driven by a decrease in the number of communities opened, and during the nine months ended September 30, 2021, the increase in the number of homes delivered was driven by favorable market dynamics across our markets The average sales price increases for both comparison periods were driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Southeast

During the three and nine months ended September 30, 2021, our Southeast segment generated income before income tax expense of $20.0 million and $69.5 million, respectively, a 49.1% and 106.1% increase, respectively, over the respective prior year period. The increase for the three-month comparison was primarily driven by an increase of 646 basis points in the percentage of income before income tax expense to home sales revenues as a result of increased gross margins on home sales. The increase for the nine-month comparison was driven by an increase in home sales revenue of $61.2 million and an increase of 602 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales. Homes sales revenue decreased during the three months ended September 30, 2021, primarily generated by a decrease in the number of homes delivered due to a decrease in the number of communities opened, and partially offset by a 11.3% increase in the average sales price per home. The revenue increase during the nine months ended September 30, 2021 was generated primarily by a 11.8% increase in the average sales price per home. The average sales price increases for both comparison periods were driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Century Complete

During the three and nine months ended September 30, 2021, our Century Complete segment generated income before income tax expense of $24.8 million and $69.7 million, respectively, a 217.4 % and 306.0% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $55.4 million and $178.5 million, respectively, and increases of 759 basis points and 824 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenues on a partially fixed cost base and (2) increased gross margins on home sales . The revenue increases during the three and nine months ended September 30, 2021 were generated by increases in the number of homes delivered of 11.0% and 17.8%, respectively, as well as increases of 31.0% and 27.8%, respectively, in the average sales price per home.  During the three and nine months ended September 30, 2021, the increases in the number of homes delivered were driven by favorable market dynamics across our markets, and the average sales price increases were driven by the mix of deliveries within markets between years, as well as increased pricing power as a result of strong market dynamics.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. During the three months ended September 30, 2021, income before income tax expense for our Financial Services segment decreased $6.1 million to $11.4 million compared to the prior year period, primarily as a result of (1) the impact of a favorable fair value adjustment as we initiated mortgage servicing during the third quarter of 2020, (2) a decrease in the net gains on sale of mortgage loans and (3) increased headcount to support continued growth. During the nine months ended September 30, 2021, income before income tax expense for our Financial Services segment increased $7.8 million to $38.5 million compared to the prior year period. This increase was primarily the result of a $25.0 million increase in financial services revenue during the nine months ended September 30, 2021 compared to the prior year period. The increase in financial services revenue was directly attributable to a 43.9%

increase in the number of loans sold during the nine months ended September 30, 2021 compared to the prior year period, offset by (1) reduced gain on sale margin from loans sold and (2) a lower fair value of our loan pipeline compared to the prior year.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total originations:
Number of loans	1,799	1,873	6,238	4,530
Principal	$600,238	$560,135	$1,971,472	$1,325,461
Capture rate of Century homebuyers	71%	66%	74%	59%
Century	78%	74%	80%	70%
Century Complete	58%	44%	61%	35%
Average FICO score	736	738	737	738

Loans sold to third parties:
Number of loans sold	1,867	2,000	6,476	4,499
Principal	$608,504	$588,592	$2,016,120	$1,317,619

Corporate

During the three and nine months ended September 30, 2021, our Corporate segment generated losses of $33.9 million and $75.9 million, respectively, as compared to losses of $23.1 million and $65.0 million, respectively, for the same respective periods in 2020. These increases in losses are primarily attributed to a $14.5 million loss on debt extinguishment during the three and nine months ended September 30, 2021 related to the redemption of our 5.75% senior notes due 2025, partially offset by a decrease in stock-based compensation expense of $2.3 million and $3.7 million during the three and nine months ended September 30, 2020, respectively, primarily due to accelerated expense recognized during 2020 for the updated estimates related to our performance-based share awards.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three and nine months ended September 30, 2021 to 25.7% and 23.5%, respectively as compared to 17.5% and 17.3%, respectively, for the same periods in 2020. This increase was primarily driven by the positive homebuilding sales environment across our markets, which resulted in our ability to increase sales price in excess of an increase in our labor and direct costs period over period, as well as the realization of less interest in cost of home sales revenue over the respective prior periods.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other and interest in cost of home sales revenues.

	Three Months Ended September 30,

	2021	%	2020	%

Home sales revenues	$917,337	100.0%	$760,239	100.0%
Cost of home sales revenues	(682,012)	(74.3)%	(627,364)	(82.5)%
Inventory impairment and other	—	—%	—	—%
Gross margin from home sales	235,325	25.7%	132,875	17.5%
Add: Inventory impairment and other	—	—%	—	—%
Add: Interest in cost of home sales revenues	14,636	1.6%	19,050	2.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other	$249,961	27.2%	$151,925	20.0%

	Nine Months Ended September 30,

	2021	%	2020	%

Home sales revenues	$2,881,404	100.0%	$2,080,364	100.0%
Cost of home sales revenues	(2,203,187)	(76.5)%	(1,718,545)	(82.6)%
Inventory impairment and other	(41)	(0.0)%	(1,691)	(0.1)%
Gross margin from home sales	678,176	23.5%	360,128	17.3%
Add: Inventory impairment and other	41	0.0%	1,691	0.1%
Add: Interest in cost of home sales revenues	51,419	1.8%	51,429	2.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other	$729,636	25.3%	$413,248	19.9%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and nine months ended September 30, 2021, excluding inventory impairment and other, and interest in cost of home sales revenues, our adjusted homebuilding gross margin percentage was 27.2% and 25.3%, respectively, as compared to 20.0% and 19.9%, respectively, for the same periods in 2020. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Increase
	2021	2020	Amount	%
Selling, general and administrative	$90,154	$85,806	$4,348	5.1%
As a percentage of home sales revenue	9.8%	11.3%

	Nine Months Ended September 30,		Increase
	2021	2020	Amount	%
Selling, general and administrative	$281,961	$246,131	$35,830	14.6%
As a percentage of home sales revenue	9.8%	11.8%

Our selling, general and administrative expense increased $4.3 million and $35.8 million respectively, for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. These increases were primarily attributable to increases of $4.6 million and $24.1 million, respectively, in salaries and wages expense as compared to the same periods in 2020. Additionally, for the nine-month comparison, the increase was driven by $15.6 million in internal and external commission expense, which is directly related to the increases in home sales revenues. These increases for the three and nine months ended September 30, 2021 were partially offset by decreases in expenses in numerous areas including advertising and legal expenses. Additionally, during the three and nine months ended September 30, 2021, our selling, general and administrative expense decreased 146 basis points and 205 basis points, respectively, as a percentage of home sales revenue as compared to the same periods ended September 30, 2020, as a result of increased revenues on a partially fixed cost base.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2021 estimated annual effective tax rate, before discrete items, of 23.4% is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy credits for current year home deliveries, which decreased our rate by 1.4%.

For the nine months ended September 30, 2021, our estimated annual rate of 23.4% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including federal energy tax credits claimed on prior year home deliveries in excess of previous estimates and excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2021 and 2020, we recorded income tax expense of $31.8 million and $15.1 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded income tax expense of $95.4 million and $34.7 million, respectively.

Segment Assets

(dollars in thousands)

	September 30,	December 31,	Increase (Decrease)
	2021	2020	Amount	Change
West	$642,710	$536,907	$105,803	19.7%
Mountain	843,848	778,198	65,650	8.4%
Texas	289,449	207,746	81,703	39.3%
Southeast	369,041	329,930	39,111	11.9%
Century Complete	332,998	218,604	114,394	52.3%
Financial Services	397,133	421,153	(24,020)	(5.7)%
Corporate	335,693	352,555	(16,862)	(4.8)%
Total assets	$3,210,872	$2,845,093	$365,779	12.9%

Total assets increased by $365.8 million, or 12.9%, to $3.2 billion at September 30, 2021 as compared to December 31, 2020, as a result of the overall growth of the Company.

Lots owned and controlled

	September 30, 2021			December 31, 2020			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	3,971	5,435	9,406	3,266	3,392	6,658	21.6%	60.2%	41.3%
Mountain	8,004	13,633	21,637	7,951	5,910	13,861	0.7%	130.7%	56.1%
Texas	4,150	8,528	12,678	3,035	5,873	8,908	36.7%	45.2%	42.3%
Southeast	3,692	12,460	16,152	3,076	6,389	9,465	20.0%	95.0%	70.6%
Century Complete	5,178	10,486	15,664	3,473	7,600	11,073	49.1%	38.0%	41.5%
Total	24,995	50,542	75,537	20,801	29,164	49,965	20.2%	73.3%	51.2%

Of our total lots owned and controlled as of September 30, 2021, 33.1% were owned and 66.9% were controlled, as compared to 41.6% owned and 58.4% controlled as of December 31, 2020.

Other Homebuilding Operating Data

	Three Months Ended				Nine Months Ended
Net new home contracts	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2021	2020	Amount	% Change	2021	2020	Amount	% Change
West	395	470	(75)	(16.0)%	1,286	1,195	91	7.6%
Mountain	489	653	(164)	(25.1)%	2,053	1,741	312	17.9%
Texas	392	411	(19)	(4.6)%	1,309	1,135	174	15.3%
Southeast	387	660	(273)	(41.4)%	1,151	1,742	(591)	(33.9)%
Century Complete	1,079	1,010	69	6.8%	3,518	2,443	1,075	44.0%
Total	2,742	3,204	(462)	(14.4)%	9,317	8,256	1,061	12.9%

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2021 decreased by 462 homes, or 14.4%, to 2,742, compared to 3,204 for the same period in 2020. Net new home contracts for the nine months ended September 30, 2021 increased by 1,061 homes, or 12.9%, to 9,317, compared to 8,256 for the same period in 2020. The decrease for the three-month comparison was primarily driven by decreases in the number of open communities due to robust sales earlier in the year, coupled with self-imposed sales limitations including delaying first offering homes for sale later in the construction cycle. The increase for the nine-month comparison was primarily driven by stronger sales across all of our segments as the homebuilding industry continued to experience positive trends during the first nine months of 2021, partially offset by a decrease in net new home contracts in the Southeast region. This decrease in our Southeast segment is driven by a 45.7% decrease in selling communities at period end as compared to the end of the prior year period.

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and nine months ended September 30, 2021 by segment are included in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	% Change
West	7.3	8.7	(1.4)	(16.1)%
Mountain	6.0	5.6	0.4	7.1%
Texas	8.7	7.6	1.1	14.5%
Southeast	6.8	6.3	0.5	7.9%
Century Complete	3.4	3.2	0.2	6.3%
Total	4.9	5.0	(0.1)	(2.0)%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	% Change
West	7.9	7.4	0.5	6.8%
Mountain	8.4	5.0	3.4	68.0%
Texas	9.7	7.0	2.7	38.6%
Southeast	6.7	5.5	1.2	21.8%
Century Complete	3.7	2.6	1.1	42.3%
Total	5.6	4.3	1.3	30.2%

During the three months ended September 30, 2021, our absorption rates decreased by 2.0% to 4.9 per month, and during the nine months ended September 30, 2021, our absorption rate increased by 30.2% to 5.6 per month, as compared to the same periods in 2020.  Absorption rates continued to be strong across all of our markets driven by continued historically low interest rates and strong demand for new homes during the current year period.

Selling communities at period end	As of September 30,		Increase/(Decrease)
	2021	2020	Amount	% Change

West	18	18	—	—%
Mountain	27	39	(12)	(30.8)%
Texas	15	18	(3)	(16.7)%
Southeast	19	35	(16)	(45.7)%
Century Complete	107	104	3	2.9%
Total	186	214	(28)	(13.1)%

Our selling communities decreased to 186 communities at September 30, 2021 as compared to 214 at September 30, 2020. This decrease was a result of the strong sales environment, which outpaced new community openings.

Century Complete sells primarily from retail studios and online via the internet, instead of from traditional model homes. While Century Complete purchases land and constructs homes within traditional communities similar to our Century Communities brand, we also purchase land and construct homes on scattered lots outside of traditional communities. As the Century Complete brand has grown, entered new markets and expanded its land pipeline, we have increasingly operated within traditional communities, and now rely, to a lesser degree, on scattered lots. Additionally, we have organized our construction and sales operations for scattered lot positions within “pods” which are clustered together lot positions, which we operate more like a traditional community. Accordingly, our selling communities at period end for the 2020 period have been updated from amounts previously disclosed to include communities for our Century Complete brand.

Backlog

(dollars in thousands)

	As of September 30,
	2021			2020			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	659	$436,812	$662.8	535	$291,905	$545.6	23.2%	49.6%	21.5%
Mountain	1,037	556,192	536.3	787	348,908	443.3	31.8%	59.4%	21.0%
Texas	615	217,362	353.4	459	141,044	307.3	34.0%	54.1%	15.0%
Southeast	630	257,902	409.4	951	346,323	364.2	(33.8)%	(25.5)%	12.4%
Century Complete	1,925	454,516	236.1	967	181,269	187.5	99.1%	150.7%	25.9%
Total / Weighted Average	4,866	$1,922,784	$395.1	3,699	$1,309,449	$354.0	31.5%	46.8%	11.6%

Backlog reflects the number of homes, net of actual cancellations experienced during the period, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At September 30, 2021, we had 4,866 homes in backlog with a total value of $1.9 billion, which represents an increase of 31.5% and 46.8%, respectively, as compared to September 30, 2020. The increase in backlog dollar value is primarily attributable to the increase in backlog units and a 11.6% increase in the average sales price of homes in backlog, partially offset by a decrease in backlog units for our Southeast segment which correlates directly with the decrease in selling communities.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 5.875% senior notes due 2025 (which we collectively refer to as our “2025 Notes”), which were extinguished during the third quarter of 2021, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. Our subsidiaries associated with our financial services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of September 30, 2021, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

Each of the indentures governing our Senior Notes provides that the guarantees of a Guarantor will be automatically and unconditionally released and discharged: (1) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the equity interests of such Guarantor after which the applicable Guarantor is no longer a “Restricted Subsidiary” (as defined in the respective indentures), which sale, transfer, exchange or other disposition does not constitute an “Asset Sale” (as defined in the respective indentures) or is made in compliance with applicable provisions of the applicable indenture; (2) upon any sale, transfer, exchange or other disposition (by merger, consolidation or otherwise) of all of the assets of such Guarantor, which sale, transfer, exchange or other disposition does not constitute an Asset Sale or is made in compliance with applicable provisions of the applicable indenture; provided, that after such sale, transfer, exchange or other disposition, such Guarantor is an “Immaterial Subsidiary” (as defined in the respective indentures); (3) unless a default has occurred and is continuing, upon the release or discharge of such Guarantor from its guarantee of any indebtedness for borrowed money of the Company and the Guarantors so long as such Guarantor would not then otherwise be required to provide a guarantee pursuant to the applicable indenture; provided that if such Guarantor has incurred any indebtedness in reliance on its status as a Guarantor in compliance with applicable provisions of the applicable Indenture, such Guarantor’s obligations under such indebtedness, as the case may be, so incurred are satisfied in full and discharged or are otherwise permitted to be incurred by a Restricted Subsidiary (other than a Guarantor) in compliance with applicable provisions of the applicable Indenture; (4) upon the designation of such Guarantor as an “Unrestricted Subsidiary” (as defined in the respective Indentures), in accordance with the applicable indenture; (5) if the Company exercises its legal defeasance option or covenant defeasance option under the applicable indenture or if the obligations of the Company and the Guarantors are discharged in compliance with applicable provisions of the applicable indenture, upon such exercise or discharge; or (6) in connection with the dissolution of such Guarantor under applicable law in accordance with the applicable indenture. The indenture governing our former 2025 Notes contained a similar provision.

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

Only the 2027 Notes and the related guarantees are, and the former 2025 Notes and the related guarantees were, registered securities under the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale of the 2029 Notes and the related guarantees were not and will not be registered under the Securities Act or the securities laws of any other jurisdiction and instead were issued in reliance upon an exemption from such registration. Unless they are subsequently registered under the Securities Act, neither the 2029 Notes nor the related guarantees may be offered and sold only in transactions that are exempt from the registration requirements under the Securities Act and the applicable securities laws of any other jurisdiction.

As the guarantees for the 2027 Notes and the guarantees for the former 2025 Notes were made in connection with the issuance of the

2027 Notes and former 2025 Notes and exchange offers effected under the Securities Act in February 2015, October 2015 and April 2017, the Guarantors’ condensed supplemental financial information is presented in this report as if the guarantees existed during the periods presented pursuant to applicable SEC rules and guidance. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively. We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	September 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$360,713	$307,167
Cash held in escrow	29,183	23,149
Accounts receivable	29,720	18,742
Inventories	2,162,682	1,929,664
Prepaid expenses and other assets	154,959	94,181
Property and equipment, net	24,781	27,360
Deferred tax assets, net	22,786	12,450
Goodwill	30,395	30,395
Total assets	$2,815,219	$2,443,108
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$100,233	$106,288
Accrued expenses and other liabilities	278,860	267,708
Intercompany loan payable	—	17,600
Notes payable	1,002,484	894,875
Revolving line of credit	—	—
Total liabilities	1,381,577	1,286,471
Stockholders’ equity:	1,433,642	1,156,637
Total liabilities and stockholders’ equity	$2,815,219	$2,443,108

Summarized Statement of Operations Data (in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020

Total homebuilding revenues	$2,916,926	$3,057,884
Total homebuilding cost of revenues	(2,227,183)	(2,490,062)
Selling, general and administrative	(281,961)	(341,710)
Loss on debt extinguishment	(14,458)	—
Inventory impairment and other	(41)	(2,172)
Other income (expense)	(2,918)	(3,014)
Income before income tax expense	390,365	220,926
Income tax expense	(86,825)	(52,389)
Net income	$303,540	$168,537

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

Liquidity and Capital Resources

Overview

Our principal uses of capital for the three and nine months ended September 30, 2021 were our land purchases, land development, home construction, and the payment of routine liabilities. We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from sales of common stock, including our at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development and home construction activities. During the second quarter of 2021, we initiated a quarterly cash dividend, which we intend to fund from our funds generated by operations. During the third quarter of 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% senior notes due 2029, and used a portion of the net proceeds from the offering to redeem all $400.0 million aggregate principal amount of our 5.875% senior notes due 2025, with the remaining net proceeds from the offering to be used for general corporate purposes.

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

In response to the COVID-19 pandemic, we took certain measures to ensure we are positioned with cash flow and liquidity to endure an extended period of lower demand for our homes, should it arise. Specifically commencing in mid-March of 2020, we slowed our land acquisition and development activities and instituted a variety of actions designed to reduce our operating expenses, including a reduction in the size of our workforce through a targeted layoff in April 2020. In addition, given the uncertainty surrounding the COVID-19 pandemic, we initially increased our borrowings under our revolving line of credit during the end of the first quarter of 2020 and into the beginning of the second quarter of 2020 as a proactive measure in order to expand our financial flexibility at that time. We repaid these borrowings during the second quarter of 2020 in light of our second quarter 2020 operating results and to decrease our interest expense. As of September 30, 2021, we continued to have no amounts outstanding under our revolving line of credit.

We increased our land acquisition and development activities during the first nine months of 2021, which resulted in 75,537 lots owned and controlled at September 30, 2021, a 51.2% increase as compared to December 31, 2020.

Our Financial Services operations use funds generated from operations and availability under our mortgage repurchase facilities to finance operations including originations of mortgage loans to our homebuyers.

Under our shelf registration statement, which we filed with the SEC on July 1, 2021 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in registered transactions from time to time and as needed as part of our ongoing financing strategy and subject to market conditions. In August 2021, we filed a prospectus supplement to offer up to $100.0 million under the shelf registration statement under our at-the-market facility described below.

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

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with, Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated the Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (the “Credit Facility”) of up to $800 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum

As of September 30, 2021, we had no amounts outstanding under the Credit Facility and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “repurchase facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275 million as of September 30, 2021, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2021, we had $211.6 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder.

During the three and nine months ended September 30, 2021, we incurred interest expense on the repurchase facilities of $0.4 million and $1.8 million, respectively. During the same periods in 2020, we incurred interest expense on the repurchase facilities of $0.8 million and $2.0 million, respectively. Interest expense on mortgage repurchase facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100 million available for sale as of September 30, 2021.  We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2021 and 2020, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2021 and December 31, 2020, we had $484.9 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

Debt

Our outstanding debt obligations included the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
3.875% senior notes, due August 2029(1)	$493,929	$—
6.750% senior notes, due May 2027(1)	495,371	494,768
5.875% senior notes, due July 2025(1)	—	396,821
Other financing obligations	13,184	3,286
Notes payable	1,002,484	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	211,599	259,050
Total debt	$1,214,083	$1,153,925

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

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% senior notes due 2029, which were issued at 100% of their principal amount and we received net proceeds of $493.8 million. The indenture covering these notes contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 3.875% senior notes due 2029 is due August 2029, with interest only payments due semi-annually in February and August of each year, beginning on February 15, 2022. In addition, during the three months ended September 30, 2021, we redeemed $400.0 million in outstanding principal of our 5.875% senior notes due 2025 at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest, totaling $414.8 million. The redemption transaction resulted in a $14.5 million loss on debt extinguishment in the condensed consolidated statement of operations. These note transactions effectively extended the maturity of our senior notes by more than four years, increased the aggregate principal amount by $100.0 million and reduced our weighted average rate on our senior notes by approximately 105 basis points.

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

No shares were repurchased during the three and nine months ended September 30, 2021 and 2020, respectively. The maximum number of shares available to be purchased under the stock repurchase program as of September 30, 2021 is 3,812,939.

Dividends

On May 19, 2021, our Board of Directors announced the approval of the initiation of a quarterly cash dividend. The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the nine months ended September 30, 2021 (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$0.15	$5,063

The declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our Board of Directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

Cash Flows— Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021 and 2020, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages.  Our primary uses of cash flows from operations is the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale.  During the nine months ended September 30, 2021 and 2020, we generated $82.8 million and $315.8 million in cash from operations, respectively.  The decrease in cash provided by operations is primarily a result of increased investment in our homebuilding inventories for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, partially offset by a $219.2 million increase in net income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

•Net cash used in investing activities decreased to $4.3 million during the nine months ended September 30, 2021, compared to $6.6 million used during the same period in 2020. The decrease was primarily related to the proceeds from a secured note receivable in July 2021.

•Net cash provided by financing activities increased to $20.6 million during the nine months ended September 30, 2021, compared to net cash used in financing activities of $76.8 million during the same period in 2020. The increase was primarily attributable to 1) the issuance of $500.0 million in senior notes due 2029, offset by the extinguishment of $411.8 million of our former senior notes due 2025 and 2) a decrease of $68.7 million in net payments under our revolving line of credit. The increase was partially offset by a $46.7 million increase in net payments on our mortgage repurchase facilities and $10.1 million in dividend payments during the nine months ended September 30, 2021.

As of September 30, 2021, our cash and cash equivalents and restricted cash balance was $497.1 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the use of funds from our corporate financing sources. Option contracts generally require payment by us of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2021, we had outstanding purchase contracts and option contracts for 50,542 lots with a total purchase price of approximately $2.2 billion and had $42.8 million of non-refundable cash deposits pertaining to land option contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on the majority of the purchase and option contracts during the next twelve to eighteen months, with performance on the remaining purchase and option contracts occurring in future periods.

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

We post letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of September 30, 2021, and December 31, 2020, we had $484.9 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Contractual Obligations

For the three and nine months ended September 30, 2021, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on February 5, 2021, other than the issuance of $500.0 million aggregate principal amount of our 3.875% senior notes due 2029 and the redemption of $400.0 million in outstanding principal of our former 5.875% senior notes due 2025, as described in more detail above.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment (vi) inventory impairment and other, (vii) restructuring costs, and (viii) adjustments resulting from the application of purchase accounting for acquired work in process inventory related to business combinations. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net income	$113,977	$49,764	129.0%	$333,538	$114,340	191.7%
Income tax expense	31,784	15,121	110.2%	95,406	34,736	174.7%
Interest in cost of home sales revenues	14,636	19,050	(23.2)%	51,419	51,429	(0.0)%
Interest expense (income)	(148)	(182)	(18.7)%	(431)	(1,029)	(58.1)%
Depreciation and amortization expense	2,669	3,245	(17.8)%	8,324	10,088	(17.5)%
EBITDA	162,918	86,998	87.3%	488,256	209,564	133.0%
Loss on debt extinguishment	14,458	—	NM	14,458	—	NM
Inventory impairment and other	—	—	NM	41	1,691	(97.6)%
Restructuring costs	—	—	NM	—	1,584	NM
Adjusted EBITDA	$177,376	$86,998	103.9%	$502,755	$212,839	136.2%

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

(dollars in thousands)

	September 30,	December 31,
	2021	2020
Total homebuilding debt	$1,002,484	$894,875
Total stockholders' equity	1,601,017	1,280,705
Total capital	$2,603,501	$2,175,580
Homebuilding debt to capital	38.5%	41.1%

Total homebuilding debt	$1,002,484	$894,875
Cash and cash equivalents	(491,879)	(394,001)
Cash held in escrow	(29,183)	(23,149)
Net homebuilding debt	481,422	477,725
Total stockholders' equity	1,601,017	1,280,705
Net capital	$2,082,439	$1,758,430

Net homebuilding debt to net capital	23.1%	27.2%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted Net Income and Adjusted Diluted Earnings per Share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define Adjusted Net Income as consolidated net income before (i) income tax expense, (ii) inventory impairment and other (iii) restructuring costs, and (iv) loss on debt extinguishment, less adjusted income tax expense, calculated using the Company’s estimated annual effective tax rate after discrete items for the applicable period. Adjusted Diluted EPS is calculated by excluding the effect of loss on inventory impairment and other, restructuring costs and loss on debt extinguishment from the calculation of reported EPS.

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income	$113,977	$49,764	$333,538	$114,340
Denominator
Weighted average common shares outstanding - basic	33,760,940	33,350,633	33,688,531	33,299,768
Dilutive effect of restricted stock units	710,104	380,619	731,632	256,882
Weighted average common shares outstanding - diluted	34,471,044	33,731,252	34,420,163	33,556,650
Earnings per share:
Basic	$3.38	$1.49	$9.90	$3.43
Diluted	$3.31	$1.48	$9.69	$3.41

Adjusted earnings per share
Numerator
Net income	$113,977	$49,764	$333,538	$114,340
Income tax expense	31,784	15,121	95,406	34,736
Income before income tax expense	145,761	64,885	428,944	149,076
Inventory impairment and other	—	—	41	1,691
Restructuring costs	—	—	—	1,584
Loss on debt extinguishment	14,458	—	14,458	—
Adjusted income before income tax expense	160,219	64,885	443,443	152,351
Adjusted income tax expense(1)	(34,937)	(15,121)	(98,631)	(35,499)
Adjusted net income	$125,282	49,764	$344,812	116,852

Denominator - Diluted	34,471,044	33,731,252	34,420,163	33,556,650

Adjusted diluted earnings per share	$3.63	$1.48	$10.02	$3.48

(1)The tax rate used in calculating adjusted net income for the three months ended September 30, 2021 was 21.8% and for the nine months ended September 30, 2021 was 22.2% which is reflective of the Company’s estimated annual effective tax rate after discrete items for the applicable period. For the three and nine months ended September 30, 2020, the tax rate utilized was our estimated annual effective tax rate after discrete items of 23.3%.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2021, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the financial statement close for the quarter ended September 30, 2021, certain accounting and finance employees worked remotely due to the COVID-19 pandemic. All internal control over financial reporting continued as in the past, but with certain necessary documentation changes in light of the remote working environment for certain personnel. There were no changes during the third quarter of 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.2	Restated Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-36491))
4.1

Indenture (including Form of 3.875% Senior Notes due 2029), dated as of August 23, 2021, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021 (File No. 001-36491))

4.2

Form of 3.875% Senior Notes due 2029 (included as Exhibit A to the Indenture, dated as of August 23, 2021, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021 (File No. 001-36491))

10.1

Purchase Agreement, dated August 3, 2021, by and among Century Communities, Inc., the Guarantors party thereto, and BofA Securities, Inc., as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2021 (File No. 001-36491))

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

Century Communities, Inc.

Date: October 27, 2021	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: October 27, 2021	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: October 27, 2021	By:	/s/ David Messenger
David Messenger
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2021	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer
(Principal Accounting Officer)