Form 10-K
period 2021-12-31
Century Communities, Inc.
filed 2022-02-03
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021 was approximately $2.0 billion based on the closing price of $66.54 per share as reported on the New York Stock Exchange on June 30, 2021.

As of January 25, 2022, the registrant had 33,764,801 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

The forward-looking statements included in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties, including, among others:

•the impact of the COVID-19 pandemic and measures taken in response to the COVID-19 pandemic on our business operations, operating results and financial condition, as well as the general economy and housing market in particular;

•economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates and inflation;

•shortages of or increased prices for labor, land or raw materials, including lumber, used in housing construction and resource shortages;

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

•our ability to pay dividends in the future;

•taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance; and

•changes in United States generally accepted accounting principles (which we refer to as “GAAP”).

Forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, and other risks and uncertainties detailed in this report and our other reports and filings with the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-K.

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

Our Century Communities brand offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. We now have six states where both Century brands have a presence and we believe there are more opportunities for increased penetration within our over 40 high-growth markets to enable both brands to benefit from increased scale and enhanced operational efficiencies.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 10,805 homes delivered during 2021, approximately 75% of our deliveries were made to entry-level homebuyers and approximately 87% of homes delivered were built as move-in ready homes.

Since our initial public offering in 2014, we have expanded geographically through the acquisitions of other homebuilders and organic entrance into new markets. We are one of the largest homebuilders in the United States and our common shares trade on the New York Stock Exchange under the symbol “CCS.” As of December 31, 2021, we operated in the 17 states and over 40 markets depicted below:

We operate our homebuilding operations within the following five reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, Ohio, South Carolina and Texas)

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

Positive macro-economic conditions, along with our operating efficiencies, business strategy and geographic expansion through the acquisition of other homebuilders and organic entrance into new markets has resulted in significant increases in total revenues, net income, earnings per diluted share, and stockholders’ equity over the last five years of 196%, 891%, 613%, and 140% respectively, as outlined below:

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, created significant volatility, disruption, and uncertainty across the nation and abroad. After an initial slowing of home sales trends in early spring of 2020, due in part to consumer uncertainty, home sales sharply rebounded, aided by historically low interest rates, lack of supply, and renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas, which desire was likely accelerated by the COVID-19 pandemic. These positive trends and market dynamics continued through the year ended December 31, 2021.

Although the trajectory and strength of our markets have continued to remain strong and consumer demand allowed us to pass on increased costs through increases in our selling prices and increase our margins during 2021, we continued to experience shortages of labor, land and raw materials, delays and material and labor supply cost pressures, and elongated construction cycle times to build homes in many of our markets, caused in part by increased demand, global supply chain disruptions and inflation, during 2021 that could negatively impact our margins in future periods. While the impact of the COVID-19 pandemic will continue to evolve and at any given time recovery could be slowed or reversed by a number of factors, including the emergence of new variants of COVID-19, such as Delta and Omicron, we believe we are well positioned from a cash and liquidity standpoint not only to operate in an uncertain environment, but also to continue to grow with the market and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of debt refinancing and/or strategic opportunities as they arise.

Our financial results for the year ended December 31, 2021 were driven by continued favorable market dynamics across our markets.  These conditions included an increase in demand for new housing, particularly entry-level housing, impacted by the COVID-19 pandemic, which accelerated the trend of migration out of high-density urban areas and into suburban areas, historically low interest rates on mortgage products, including rates on 30-year fixed mortgages, a low supply of available inventories and positive demographic trends.  These conditions, coupled with our strategy to focus on entry-level housing (approximately 75% of our deliveries in 2021 qualified for Federal Housing Administration-insured (“FHA”) mortgages) resulted in a positive sales environment, which we leveraged in 2021 to increase net new home contracts to 12,017, an 11.0% increase over the prior year period.

Homebuilding Operations

Strategy

Our strategy is focused on increasing the returns on our stockholders’ equity and inventory, and continuing to generate growth and strong profitability. In general, we are focused on the following initiatives:

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

•Evaluation of opportunistic strategies for construction of single-family and multi-family rental units; and

•Controlling costs, including costs of home sales revenue and selling, general and administrative expenses, and generating further efficiencies, including through the increased reliance on digital marketing and direct outreach to potential customers through our website and digital tools, such as the introduction of the ability to buy a home via our website, to achieve increased profitability.

Our operating strategy has resulted in significant growth in revenue and income before income taxes over the last five years, and we believe it will continue to produce positive results. We expect our operating strategy will continue to adapt to market changes, and we cannot provide any assurance that our strategies will continue to be successful.

The core of our business plan is to acquire land strategically, based on our understanding of population growth patterns, local markets, entitlement restrictions and infrastructure development. We focus on locations within our markets that are generally characterized by diverse economic and employment bases and demographics and increasing populations. We believe these conditions create strong demand for new housing, and these locations represent what we believe to be attractive opportunities for long-term growth. We also seek assets that have desirable characteristics, such as good access to major job centers, schools, shopping, recreation and transportation facilities. Location, product, price point and customer service are key components of the connection we seek to establish with each individual homebuyer. Our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, from entry-level to first- and second-time move-up buyers and lifestyle homebuyers. Additionally, we believe our diversified product strategy enables us to adapt quickly to changing market conditions and to optimize returns while strategically reducing portfolio risk.

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

We strive to increase the number of lots we own and control across our markets in order to support future increases in the number of our home deliveries, while also maintaining a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to local market conditions as they develop. This strategy has resulted in an owned and under control lot position of 79,859 as of December 31, 2021, of which 41% were owned and 59% were controlled through option contracts. Our owned and controlled lot position since 2017 and our owned and controlled lot position by segment as of December 31, 2021 are outlined below.

Design and construction

We engage architects, engineers and other professionals in connection with the home design process who are familiar with local market preferences, constraints, conditions and requirements, and we generally own the architectural design rights to our home plans. We serve as the general contractor, with all construction work typically performed by subcontractors. While we maintain long-standing relationships with many of our subcontractors and design professionals, we typically do not enter into long-term contractual commitments with them and as a result may be subject to shortages of qualified and skilled labor. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of each home to coincide with the needs of targeted homebuyers.

When constructing homes, we use various construction materials and components including lumber, steel and concrete. It has typically taken us four to eight months or more in some instances to construct a home, though due to supply chain shortages during 2021, the average time to construct a home increased sequentially each quarter as compared to the previous quarter. While we attempt to contract for all input costs of the home at the start of construction, it is not always possible to do so. In those instances, labor and materials are subject to price fluctuations during the construction period. Such price fluctuations are caused by several factors, including recent global supply chain disruptions as well as seasonal variation in availability and demand for labor and materials. We may experience shortages in the availability of materials and/or labor in each of our markets and these shortages and delays may result in delays in the delivery of homes under construction, and/or reduced gross margins from home sales.

We are dependent upon building material suppliers for a continuous flow of certain materials. Whenever possible, we utilize standard products available from multiple national and international sources and utilize our buying power and relationships throughout the supply chain to ensure availability of products. We may also contract on a national level, directly with suppliers in many instances, to ensure availability and competitive prices of key materials.

We design and engineer our homes for energy efficiency to reduce the impact on the environment and lower energy costs to our homeowners. We have historically qualified approximately 70% of our homes for Energy Efficient Home Credits under Internal Revenue Code Section 45L.

Homebuilding marketing and sales process – Century Communities brand

Our Century Communities brand has a focus on affordable housing options in each market but builds an extensive range of home types across a variety of price points. Our Century Communities brand strives to provide our customers with a “Home for Every Dream.”

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

We sell our homes through our own sales representatives often with the assistance of independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. In addition, in response to the COVID-19 pandemic and government restrictions, during 2020, we shifted our sales process to offer additional virtual online tours and appointments and where permitted, appointment only in-person meetings that complied with social distancing and other health and safety requirements and protocols. During 2021, we provided the ability for our customers to purchase homes directly on our website. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes where available and the selection of available options. Sales personnel are trained by us and generally have had prior experience selling new or resale homes in the local market.

We advertise directly to potential homebuyers through the internet and digital marketing, marketing brochures and to a lesser extent newspapers. We may also use billboards, radio and television advertising, along with our website, to market the location, price range and availability of our homes. We also attempt to operate in conspicuously located areas that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts not only by creating an attractive atmosphere, but also by displaying options and upgrades.

Homebuilding marketing and sales process – Century Complete brand

Our Century Complete brand primarily sells affordable homes to entry-level buyers through our own sales representatives located in retail locations which we refer to as studios, as opposed to model homes; however, model and vignetted homes are used in certain instances. We lease our studios within strip malls or other high traffic retail centers, located centrally to our homes under construction. Our studios are generally leased for a period of three years and average approximately 1,550 square feet. We also sell homes directly through our Century Complete website and utilize the services of independent real estate brokers in many cases. Our Century Complete brand aims to provide our customers with “More Home, Less Money.”

Our Century Complete brand often competes with resales as well as other new home builders within the submarkets in which we operate. We are often able to offer a new home offering to our customers at prices that are lower than other new home offerings. Our philosophy is to be the price leader through providing a limited number of floor plans, with no options or upgrades offered. Our advertising and marketing efforts are focused on cost effective means of reaching potential customers including centralized digital marketing, and direct outreach to independent real estate brokers. Our goal is to leverage our studios and advertising and marketing efforts to generate homebuyer leads, which are then actively pursued by our sales associates.

Our marketing and sales process for both of our brands combined with our overall growth has resulted in a 252% increase in units in backlog as of December 31, 2021 over the last five years as outlined below:

HOMES IN BACKLOG
TEXAS
WEST
MOUNTAIN
SOUTHEAST
CENTURY COMPLETE
+252%
1,320
2,181
2,070
3,439
4,651
EOY 2017
EOY 2018
EOY 2019
EOY 2020
EOY 2021
$0.6 BILLION
$0.7 BILLION
$0.6 BILLION
$1.3 BILLION
$1.9 BILLION
BACKLOG VALUE

Customer experience

Our goal is to provide a positive experience to our homeowners by engaging them in the homebuying and homeowning processes. We pay particular attention to the product design process and carefully consider choice of materials in order to attempt to eliminate building deficiencies. We maintain customer service staff whose role includes providing a positive experience for each customer throughout the homebuying process and beyond. This group is also responsible for providing after sales customer service. Our customer service initiatives include using customer survey results to improve our standards of customer satisfaction. Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems from the time of closing through the statute of repose with the states we operate in, or ten years, whichever is shorter. The subcontractors who perform most of the actual construction also provide to us customary warranties on workmanship.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it has historically taken four to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry and the COVID-19 pandemic and supply chain challenges which have extended our construction cycle times in many cases.

Financial Services Operations

We offer home financing for our customers and other homebuyers through our wholly owned subsidiary, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), FHA, and Department of Veterans Affairs-guaranteed (“VA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title and home owners insurance services through our wholly owned subsidiaries, Parkway Title, LLC (which we refer to as “Parkway”) and IHL Home Insurance Agency, LLC (which we refer to as “IHL”), respectively. These operations along with Inspire collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, and IHL provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title and insurance needs.

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

Our Financial Services segment generated income before income tax of $51.2 million for the year ended December 31, 2021, a 5.5% increase over the prior year. This increase was primarily the result of a $20.4 million increase in financial services revenue during the year ended December 31, 2021 compared to the prior year period. This increase was due to (1) a 21.1% increase to 8,375 in the number of mortgages originated during the year ended December 31, 2021, due to our increased capture rate of 76% as compared to 64% for the prior year period and the increase in the number of homes delivered by our Century Communities and Century Complete brands year over year, and (2) a 25.2% increase in the number of loans sold to third parties during the year ended December 31, 2021 as compared to the prior year period. These increases were partially offset by (1) lower fair value of our mortgage loans held for sale and our mortgage loans in process for which interest rates were locked by borrowers, (2) reduced gain on sale margin from loans sold and (3) increased headcount to support continued growth, in each case as compared to the prior year period.

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

Governmental Regulation and Environmental Matters

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. In the normal course of business, we incur the costs associated with these laws and regulations, which are included in our homebuilding cost of revenues. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen municipal, regulatory, health, safety and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, which are difficult or impossible to estimate, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. From time to time, the Environmental Protection Agency and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Any delays and costs associated with our compliance with environmental laws and conditions have not materially impacted our results of operations.

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

Human Capital Resources

We believe our employees have and will continue to be a primary reason for our growth and success.  We place a focus on attracting and retaining talented and experienced individuals to manage and support our operations. Recognizing the importance of our human capital, our Board of Directors, through the Compensation Committee, retains direct oversight of our human capital and oversees and reviews our culture and policies and strategies related to human capital management, including with respect to diversity and inclusion initiatives, pay equity, talent, recruitment and development, performance management and employee engagement.

Employees

The total number of full-time employees as of December 31, 2021 was 1,600, which includes 246 employees related to our Financial Services segment and 1,354 employees related to our corporate and homebuilding operations. Within our homebuilding operations, the majority of our employees are related to our construction and sales functions, which totaled 405 and 342 employees, respectively, as of December 31, 2021. We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use may have employees who are represented by labor unions.

Employee compensation and benefits

We offer our employees pay and benefits packages, which we believe are competitive with others throughout our industry, as well as within the local markets in which we operate. Compensation packages for our employees generally include competitive base pay and the opportunity to receive periodic bonus payments which are tied to individual employee performance and often times the achievement of operational performance targets. These operational performance targets vary by year and may vary based on local market conditions.  Additionally, for certain employees critical to the management of our operations, we provide long-term incentive compensation, in the form of restricted stock units, which typically vest over a three year period.  We believe this compensation structure provides our employees with competitive pay and aligns individual performance with Company success.

Employee training

In accordance with our Commitment to Training and Professional Development, Century trains its employees in a variety of areas, including company policies, anti-harassment, anti-discrimination, sales, information technology including cyber security risks, retirement and financial wellness planning, and safety. On an individual level, we are committed to providing employees with the feedback necessary to improve their performance, reviewing expectations of their position, and fostering growth in their current role.

Diversity, inclusion, and ethics

As set forth in our Commitment to Diversity and Inclusion, we are committed to hiring and supporting a diverse and inclusive workforce. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs. We aim to create an inclusive organization where all employees are treated with dignity and respect and are empowered to reach their full potential. Among other programs, all new employees are required to take trainings related to anti-harassment and anti-discrimination. Further, all employees are trained on anti-harassment and anti-discrimination every two years or more often if required by state law. We are committed to equal opportunity from the time a position becomes open, and are committed to pay equity, a core element of our pay-for-performance strategy.

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

The health of our employees and others is also critical to our workplace. During 2020 and 2021, in response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers, homeowners and trade partners. These procedures include complying with social distancing and other health and safety standards as required by federal, state, and local government agencies. Additionally, we modified the way in which we conduct many aspects of our business to reduce the amount of in-person contact and interactions. We significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Our teams across all facets of the Company were able and continue to adapt to these changes in our work environment and have successfully managed our business during the pandemic.

Available Information

We are a U.S. public reporting company under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”), and file reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). Copies of these reports, proxy statements, and other information can be accessed from the SEC's home page on the Internet at http://www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K are available free of charge on our website at www.centurycommunities.com as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. The information contained on our website or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.

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

•We face risks regarding utility, resource, raw material, building supply and labor shortages and prices, which have been exacerbated by recent inflation and supply chain disruptions.

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

•The financial services market is competitive.

•Governmental regulation may adversely affect our Financial Services operations.

•A cyber attack or other security breach of our Financial Services business could subject us to significant liability and harm our reputation.

Risks Related to Human Capital Management

•The success of our business is dependent upon highly skilled, competent and key personnel, as well as suitable contractors.

•We depend on key personnel, the loss of which could have a material adverse effect on our business

Risks Related to the COVID-19 Pandemic

•There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and its related effects will impact the U.S. economy.

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

Risk Related to Acquisitions and Joint Venture Investments

•Acquisitions, investments and/or disposals involve risks and may result in unexpected costs and unrealized benefits.

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

General Risk Factors

•We are subject to several other risks of which other public companies are subject, including without limitation, the effect of negative publicity; increased scrutiny related to our environmental, social and governance practices; information technology failures or data security breaches; our ability to change our operational policies, investment guidelines and business and growth strategies without stockholder consent; and our ability to maintain an effective system of internal controls.

Risks Related to the Housing Market and General Economic Conditions

We are subject to demand fluctuations in the housing industry. Any reduction in demand for our homes would adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions existing at that time will continue. For example, in the beginning of the COVID-19 pandemic, we experienced a decrease in demand for our homes which began to reverse course in May and June of 2020 and remained strong throughout the rest of 2020 and all of 2021. Despite overall strong demand and sales during 2021, continued demand for our homes during 2022 and beyond is uncertain in light of rising inflation, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

Adverse changes in general economic conditions could reduce the demand for our homes and, as a result, could have a material adverse effect on our business, results of operations and financial condition.

The residential homebuilding industry is cyclical and is highly sensitive to changes in local and general economic conditions that are outside our control, including:

•consumer confidence, employment levels, job growth, spending levels, wage and personal income growth, personal indebtedness levels, and household debt-to-income levels of potential homebuyers;

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

Future changing home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Our business strategy has historically been to offer homes that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the increased demand for more affordable homes due to generational shifts, affordability concerns, changing demographics and other factors, we have increased our focus on offering more affordable housing options in our markets. We believe that due to anticipated generational shifts, changing demographics and other factors, the demand for more entry-level and affordable homes will increase. This is particularly true in light of future home buyers being motivated to move out of their apartments or confined living areas, often in urban areas, and into more spacious homes, often in nearby suburbs, as they spend more time at home as a result of part- and full-time remote-working arrangements, which has become significantly more prevalent due primarily to the COVID-19 pandemic and which is expected to continue beyond the pandemic. Indeed, part of our strategy with our Century Complete brand is to target first time home buyers with an asset light business model. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. We have also pivoted our Century Communities brand to target more affordable price points as well. No assurance can be provided that our current business strategy to focus on more affordable homes will be effective or that we will successfully anticipate and react to future changing home buying patterns and trends, which may include higher levels of single-family rental demand. In addition, if the level of new home demand continues to increase in future periods as a result of changing home buying patterns or trends or otherwise, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels at reasonable prices for residential build-out.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, governmental and municipal restrictions, including environment restrictions, and other market conditions. There can be no assurance that an adequate supply of homebuilding lots will continue to be available to us on terms similar to those available in the past. If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts. To the extent we are unable to purchase land parcels on a timely basis or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 17 states throughout the U.S. While our operations are geographically diverse, a prolonged economic downturn in one or more of the areas in which we operate could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 3.9% as of the end of December 2021, according to the U.S. Bureau of Labor Statistics. People who are not employed, are underemployed, such as those who have exited the workforce as a result of concerns related to the COVID-19 pandemic, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

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

In the past, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to

Fannie Mae, Freddie Mac, Federal Housing Administration (which we refer to as the “FHA”) or Veterans Administration (which we refer to as the “VA”) requirements. Fewer loan products and tighter loan qualifications may make it more difficult for certain buyers to finance the purchase of our homes. Additionally, if the federal government were to reduce or eliminate mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it may make it more difficult for our customers to finance the purchase of our homes. These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers, who have historically made up a substantial part of our customers and will likely continue to make up a substantial part of our customers especially in light of our Century Complete segment. Reductions in demand adversely affected our business and financial results during that downturn. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities in the past have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for buyers financing the purchase of our homes. The FHA has in recent years tightened its underwriting standards, which affects potential home buyers, including in particular first-time buyers. In addition, in recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks have reduced opportunity for those purchasers. In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions, stricter loan qualification standards, and an increase in minimum down payment requirements. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States. In addition, changes in federal and state regulatory and fiscal policies aimed at aiding the home buying market (including repeal or another limitation of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability or desire to purchase homes.

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

Most of the purchasers of our homes finance their acquisitions with mortgage financing and in many cases obtain their mortgage financing through our Financial Services business. Mortgage interest rates have been near historic lows for the past several years. While interest rates rose during the beginning of 2019, they decreased substantially during the remainder of 2019 and remained relatively low throughout 2020 and most of 2021. However, interest rates have increased recently, and the Federal Reserve has indicated that it may raise interest rates in March 2022. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in sales, adversely affecting our results of operations. Increased interest rates can also decrease homebuyer confidence and hinder our ability to realize our backlog because our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect our operating results.

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

Inflation, which increased significantly during 2021, has adversely affected us by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. In the event inflation continues to increase, we may seek to increase the sales prices of homes in order to maintain satisfactory margins which to date has proven successful. However, an oversupply of homes relative to demand, home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, which historically have had a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, the cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results.

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

Several of the markets in which we operate or may operate in the future have historically been subject to utility and resource shortages, including significant changes to the availability of electricity and water and seasonal fluctuation in the ability of certain commodities, particularly lumber. Shortages of natural resources in our markets may make it more difficult for us to obtain regulatory approval of new developments. We have also experienced material fluctuations in utility and resource costs across our markets due, in part, to rising inflation and supply chain disruptions, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. In particular, as the housing market has improved and the number of new homes being constructed has increased, we have experienced increased construction costs due to additional competition for labor and materials, the supply of which have recently been constrained by labor shortages and supply chain issues, respectively. Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes and negatively affect our business and results of operations.

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

We also compete with sellers of existing homes, including foreclosed homes, and more recently with rental housing, including in particular single-family rentals. Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Since then, numerous large, well-capitalized real estate investment trusts and other vehicles have entered this business, resulting in a significant increase in the number of single-family rental homes. Increases in and an oversupply of competitively priced resale, foreclosure or rental homes in our markets could adversely affect our ability to sell homes profitably.

One of our strategic initiatives is to evaluate opportunistic strategies for construction of single-family and multi-family rental units. This strategy, however, involves risks, especially in light of the numerous large, well-capitalized real estate investment trusts and other vehicles and companies that have entered this business. If we decide to pursue this new business, it would require additional capital and we would compete in securing debt financing or potential equity partners. We would also compete for tenants with the already existing or newly built rental apartments, as well as with sellers of homes. These competitive conditions could negatively impact our ability to enter into or succeed in this business if we decide to pursue it.

If we are unable to successfully compete in the homebuilding industry, especially in our recent markets and new markets we plan to enter, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices and government imposed tariffs and trade regulations. In particular, shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials also may be materially and adversely affected during periods of shortages or high inflation. In 2021, we experienced lumber and other building material shortages caused in part by supply chain disruptions and price increases resulting from such supply chain disruptions, increased demand and the rising rate of inflation. We currently anticipate that these trends will likely continue into 2022.

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

The cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents. Increases in such costs could also result in higher prices for any product utilizing petrochemicals. We experienced such increases during the second half of 2021, though these cost increases did not have a material adverse effect on our operations. However, if such cost increases persist or worsen, they may have an adverse effect on our operating margins and results of operations. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

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

In the United States, the coverage offered and the availability of general liability insurance for construction defects is currently limited and is costly. As a result, an increasing number of our subcontractors in the United States may be unable to obtain insurance. If we cannot effectively recover construction defect liabilities and costs of defense from our subcontractors or their insurers, or if we have self-insured subcontractors who cannot cover the losses they cause, we may suffer losses. Insurance coverage may be further restricted and become even more costly in our industry. Premium amounts on many of our insurance policies are subject to audit during or following the expiration of the policy, which may result in an obligation to pay additional premiums. Such circumstances could adversely affect our business, financial condition and operating results.

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

In addition, periods of economic slowdown or recession, rising interest rates, inflation, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in the purchase of homes or an increased incidence of home order cancellations. If we cannot successfully implement our business strategy, our business, prospects, liquidity, financial condition and results of operations will be adversely affected.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.

Real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited. We may be forced to sell assets at significantly lower margins or at a loss, if we are able to sell them at all, or hold non-income producing assets for an extended period of time, which could have a negative impact on our liquidity or results of operations.

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

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents and subsequent actions by these residents could adversely affect our sales or reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.

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

There are numerous risks involved with engaging in our mortgage lending business, and these risks may be exacerbated for us in light of the fact that we do not have a long history in this business. Because we have limited experience in originating and underwriting home loans, our underwriting standards may not be as stringent as a more traditional lender, and accordingly, we may experience a higher rate of default than lenders who have engaged in the mortgage lending industry for a longer period of time. Moreover, the loans we originate are often to buyers of our homes, so our pool of borrowers is generally less diverse than as is the case with a traditional lender, and thus there could be a higher correlation in the default rate with our borrowers. In addition, because we originate loans to buyers of our homes, there is the risk that we may be more incentivized, compared to more traditional lenders, to lower our underwriting standards in order to close home sales. Should we not be able to establish sufficiently stringent underwriting standards, or if our underwriting standards do not adequately screen quality applicants, the default rate on the loans we originate may be higher, which could have an adverse impact on our results of operations and financial condition, either because the borrowers under loans we own are no longer performing, or because we are required to repurchase or otherwise indemnify purchasers, guarantors or insurers of the loans we sold or securitized. Further, if we face a high default rate on the mortgages we originate, we may be unable to sell mortgages or the pricing we receive upon the sale of mortgages may not meet our expectations. Although we have established reserves for potential losses on mortgage loans we originate and sell or securitize, which we believe are adequate, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

Our mortgage lending business requires substantial capital, which may not continue to be available to us in the amounts we require.

Inspire has mortgage warehouse facilities with Comerica Bank, J.P. Morgan and Wells Fargo. These mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with repurchase facilities of up to an aggregate of $400 million as of December 31, 2021, secured by the mortgage loans financed thereunder. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. The mortgage repurchase facilities must be renewed annually. We expect to renew and extend the term of the Repurchase Facilities with similar terms prior to their maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our Repurchase Facilities may also make it more difficult or costly to sell the mortgages that we originate. As of December 31, 2021, we had $331.9 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Our Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.

Approximately 84% of the mortgage loans closed by our Financial Services segment in 2021 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes would adversely affect the revenues of this segment of our business. Despite overall strong demand and sales during 2021, continued demand for our homes is uncertain in light of rising inflation, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in the loans we originate.

We sell substantially all of the loans we originate either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. If we are unable or choose not to sell loans into the secondary mortgage market or directly to Fannie Mae and Freddie Mac, we may have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales in our consolidated statements of operations.

Beginning in mid-2020 and continuing through 2021, due to reduced liquidity in the secondary market related to remedies provided in the Coronavirus Aid, Relief, and Economic Security Act (which we refer to as the CARES Act) to borrowers of residential loans, we began retaining mortgage servicing rights on some of our loan sales. As servicer for these loans, we may have to advance payments to the mortgage-backed securities bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying mortgage-backed securities.

We may be liable for certain limited representations and warranties we make in connection with the sale of our loans.

When we sell the loans we originate, we make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated, and offer certain indemnities and guaranties to the purchasers, guarantors and insurers of which we are responsible. In the event of defaults on the loans we originate, we may be required to repurchase or substitute mortgage loans, or indemnify buyers, guarantors or insurers of our loans. If we have significant liabilities with respect to such claims, it could have an adverse effect on our results of operations, and possibly our financial condition.

The financial services market is competitive and we may not be able to compete effectively in this area.

The competitors to our Financial Services business include other insurance agencies, title companies and mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, and some of them may operate with different criteria than we do. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than we do. For these reasons, we may not be able to compete effectively in the financial services market.

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

In our Financial Services business, we utilize forward commitments on mortgage-backed securities, forward commitments, and investor commitments to protect the value of interest rate lock commitments and loans held for sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held for sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We may obtain additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

Risks Related to Human Capital Management

Failure to recruit, retain and develop highly skilled, and competent personnel may have a material adverse effect on our standards of service and adversely affect our business.

Key employees, including members of our management team, are fundamental to our ability to obtain, generate and manage business opportunities. Key employees working in the homebuilding and construction industries are highly sought after, especially in light of the unprecedented demand for new homes and current labor shortage. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, financial condition and operating results. In addition, we do not maintain key person insurance in respect of any member of our senior management team. The loss of any members of our management or key personnel could adversely impact our business, financial condition and operating results.

Failure to find suitable contractors may have a material adverse effect on our standards of service.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. An increase in levels of homebuilding in the markets in which we operate has occasionally led to some difficulty in securing the services of skilled trades people who are currently in high demand. Additionally, labor shortages, such as the labor shortage that began in 2021, may further increase the difficulty in securing the services of skilled trades people. While we believe that our existing relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all.

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

Any of these circumstances could give rise to delays in the start or completion of, or increase the costs of, developing one or more of our communities and building homes. Labor shortages, such as the labor shortage that began in 2021, can be more severe during periods of strong demand for housing and pricing for labor can be affected by the factors discussed above and various other national, regional and local economic and political factors. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers and due to affordability concerns. In such circumstances, our operating results, including in particular, our margins, could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

Risks Related to the COVID-19 Pandemic

There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and its related effects will impact the U.S. economy, capital markets, secondary mortgage markets, consumer confidence, and availability of mortgage loans to homebuyers, and as a result, our business and future operating results and financial condition.

The global COVID-19 pandemic has created significant volatility, disruption and uncertainty. It has resulted in government restrictions, such as quarantines, travel advisories and the implementation of social distancing measures, leading to the closure of businesses and causing weakened economic conditions. While these circumstances did not materially adversely affect our 2021 financial results, we recognize that the long term macro-economic effects could ultimately impact the homebuilding industry and our business and future operating results.

There is significant uncertainty regarding the extent to which and how long COVID-19 and its related effects will impact the U.S. economy, capital markets, secondary mortgage markets, consumer confidence, and availability of mortgage loans to homebuyers. The extent to which COVID-19 will impact our business and operating results during 2022 will depend on future developments, including the duration and continued spread of COVID-19, including existing and new variants, such as Delta and Omicron, the acceptance and effectiveness of vaccines against COVID-19 and new variants that may arise, and the impact on our customers, trade partners and employees, as well as the U.S. economy, all of which are highly uncertain and cannot be predicted. The adverse effect of COVID-19 on the economy could negatively impact demand for new homes, as well as the origination volume of and revenues from our Financial Services segment. Despite strong demand for and sales of our homes during 2021, continued demand is uncertain in light of inflation, decreased consumer confidence, decreased availability of credit, and other factors, including those described in this report.

The COVID-19 pandemic may have other adverse effects on our business, operating results and financial condition, including:

•availability of employees, their ability to work remotely and/or under revised work environment protocols, as well as the general willingness of employees to come to and perform work;

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

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the COVID-19 pandemic. This inherent uncertainty, due in part to governmental directives, which may be imposed or reinstated should there be a significant resurgence of COVID-19 cases and hospitalizations, public health challenges and progress, including the acceptance and effectiveness of vaccines, and market reactions thereto, makes it challenging for our management to estimate the future performance of our business and plan accordingly. Should the potential adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our homes delivered, average selling prices, net new home contracts, revenues and profitability.

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

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act, which became effective on January 1, 2020, Virginia’s Consumer Data Protection Act, which will become effective on January 1, 2023, and the Colorado Privacy Act, which will become effective on July 1, 2023, and the regulatory regime continues to evolve and is increasingly complex and demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance. In providing Financial Services to customers, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information.

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

We are required to comply with laws and regulations that govern all aspects of our business, including land acquisition, development, home construction, labor and employment, mortgage origination, title and escrow operations, sales of homes and warranties. It is possible that our employees or entities engaged by us, such as subcontractors, could intentionally or unintentionally violate some of these laws and regulations. Although we endeavor to take immediate action if we become aware of such violations, we may incur fines or penalties as a result of these actions and our reputation with governmental agencies and our customers could be damaged. In addition, we have adopted a code of business conduct and ethics for our directors, officers and employees. Our adoption of this code and other standards of conduct is not a representation or warranty that all persons subject to this code or standards are or will be in complete compliance. The failure of a director, officer or employee to comply with the applicable code or standards of conduct may result in termination of the relationship and/or adverse publicity, which could materially and adversely affect us.

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

In addition, we are subject to third-party challenges to the permits and other approvals required for our projects and operations, such as by environmental groups, under environmental laws and regulations. There is a growing concern from advocacy groups and the general public that greenhouse gas emissions and other human activities have caused, or will cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate changes impacts could result in restrictions on land development in certain areas, such as areas prone to drought, or increased energy, transportation and raw material costs that may adversely affect our financial condition and results of operations.

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

Climate change, if it continues as currently projected, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, there is a variety of new legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions and building codes that impose energy efficiency standards. Government mandates, restrictions, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation or raw material costs, and increased compliance expenses and other financial obligations to meet permitting, land development, or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our results of operations. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on purchasing significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade, tariffs, or other climate related regulations. As a result, climate change impacts, and the laws and land development and home construction standards implemented to address potential climate change concerns, could result in an increase in our costs and have a long-term adverse impact on our business and results of operations. This is a particular concern in the western U.S., where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been instituted, and where some of our business operations are located.

Public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. Adverse publicity related to our handling of climate change mitigation efforts or compliance with governmental actions or climate-related litigation that impacts us could have a negative impact on our business.

Risk Related Acquisitions and Joint Venture Investments

Acquisitions, investments and/or disposals involve risks.

As a part of our business strategy, we have made seven acquisitions since 2013 and we intend to continue to explore future acquisitions, or significant investments in, and/or disposals of businesses.  Acquisitions, investments and/or disposals involve risks, such as:

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

We cannot guarantee that we will be able to successfully integrate any company or business that we might acquire in the future, and our failure to do so could harm our current business. In addition, we may not realize the anticipated benefits of an acquisition or other similar transaction at all or within a reasonable time period and there may be other unanticipated or unidentified effects.  While we would seek protection, for example, through warranties and indemnities in the case of acquisitions, significant liabilities may not be identified in due diligence or come to light after the expiry of warranty or indemnity periods.  Additionally, while we would seek to limit our ongoing exposure, for example, through liability caps and period limits on warranties and indemnities in the case of disposals, some warranties and indemnities may give rise to unexpected and significant liabilities.  Any claims arising in the future may adversely affect our business, financial condition and operating results.

A significant portion of our historical growth has been due to our prior acquisitions and we may not be able to continue to grow through acquisitions.

A significant portion of our historical growth has been due in part to our prior acquisitions and we intend to continue to explore future acquisitions of, or significant investments in, businesses that offer complementary products and services or otherwise support our growth objectives.  However, we cannot assure you that we will continue to identify attractive acquisition targets and consummate acquisitions.  As a result of any future acquisitions and the incurrence of debt in connection therewith, the amount of our indebtedness may be significantly higher than prior to the consummation of such acquisitions.  As a result, we cannot assure you that we will be able to arrange financing for future acquisitions on terms acceptable to us.  In addition, as a result of our prior acquisitions, our company is substantially larger than we have been in the past, and we may face additional scrutiny in connection with federal and state governmental approvals in connection with any future acquisitions of attractive targets or may not be able to obtain such approvals on a time basis or at all.  The realization of any of these risks could adversely affect our business.

We have intangible assets, including goodwill, primarily as a result of our prior acquisitions.  If these assets become impaired, then our results of operations may be adversely affected.

As of December 31, 2021, we had $30.4 million in goodwill, related primarily to our prior business combinations and acquisitions.  If the carrying value of our intangible assets is deemed impaired, the carrying value is written down to fair value.  This would result in a charge to our earnings. For example, as a result of the rebranding of our Wade Jurney Homes brand to Century Complete we recorded an impairment charge of $2.8 million associated with the Wade Jurney Homes trade name during the year ended December 31, 2019.  If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur, which would adversely affect our results of operations.

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

As of December 31, 2021, we had approximately $1.3 billion in outstanding indebtedness, consisting of $500 million outstanding on our 3.875% senior notes due 2029, $500 million outstanding on our 6.750% senior notes due 2027, $331.9 million in borrowings outstanding under our mortgage repurchase facilities, and $9.2 million outstanding under other financing obligations. As of December 31, 2021, we had all $800.0 million in availability under our revolving line of credit. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. Our mortgage repurchase facilities have varying short term dates through August 23, 2022. Our revolving line of credit expires in 2026 and a substantial portion of our senior notes mature in 2027. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

Our business requires that we be able to continue to finance the development of our residential communities and the extension of mortgage loans by our Financial Services business. One of the ways we do this is with bank borrowings. At December 31, 2021, we had a $800.0 million revolving line of credit, of which no amounts were outstanding. If market conditions strengthen to the point that we need additional funding but we are not able to increase this facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.

Interest expense on our debt limits our cash available to fund our growth strategies.

We pay significant interest expense on our outstanding indebtedness. During the year ended December 31, 2021, we paid approximately $59.2 million in interest expense payments. Borrowings under our revolving line of credit bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. Higher interest rates could increase debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

Although it is difficult for us to predict our future liquidity requirements, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed. The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. At December 31, 2021, we had a $800.0 million revolving line of credit, of which no amounts were outstanding. In addition, in accordance with our growth strategy, we expect to opportunistically raise additional capital to help fund the growth of our business, subject to market and other conditions, but such capital may not be available to us on a timely basis at reasonable rates, or at all. Under our shelf registration statement, which we filed with the SEC in July 2021 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy and subject to market conditions, including through the use of our at-the-market facility with J.P. Morgan Securities LLC, BofA Securities, Inc., Fifth Third Securities, Inc., and Wells Fargo Securities, LLC, as sales agents (which we refer to as our “ATM Facility”). If we raise additional funds by issuing equity securities under our ATM Facility or otherwise, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and revolving line of credit. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Prior to the late 2017 enactment of the Tax Cuts and Jobs Act (which we refer to as the “TCJA”), significant expenses of owning a home, including mortgage loan interest and state and local property and income taxes, generally were deductible expenses for an individual’s U.S. federal income taxes subject to various limitations.  The TCJA established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property and income taxes.  Under the TCJA, through the end of 2023, the mortgage interest deduction cap on a newly purchased home was decreased to $750,000 a year ($375,000 in the case of a separate return filed by a married individual) from the prior $1,000,000 threshold, and the annual deduction for real estate and other property taxes, state and local income taxes and sales taxes has been limited to a combined amount of $10,000 (or $5,000 in the case of a separate return filed by a married individual). The TCJA also increased the standard deduction for individuals. As a result, fewer individuals are expected to itemize their income tax deductions, which would reduce the income tax advantages associated with homeownership for those individuals. These changes have reduced and may continue to reduce the actual or perceived affordability of homeownership, which have adversely affected and could continue to adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

Our income tax expense is reduced based upon the availability of the Internal Revenue Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”), which provided a tax credit of $2,000 per qualifying home to eligible builders, for homes delivered through December 31, 2021. Proposed legislation included in the pending “Build Back Better Act” would extend the Federal Energy Credits through December 31, 2031 but would modify the current qualification requirements and provide a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively. Neither the Build Back Better Act nor any similar legislation has been enacted as of the date of this Form 10-K, and it is uncertain whether an extension or similar tax credit will be adopted or available in the future or the scope of any modified program requirements. The Federal Energy Credits reduced our income tax expense by $16.5 million and $8.5 million for the years ended December 31, 2021 and 2020, respectively. If similar legislation is not enacted, our income tax expense may increase, which could have an adverse effect on our business.

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

The Tax Cuts and Jobs Act, other enacted and pending legislation and the policies of the administration could adversely affect our business and financial condition.

The TCJA significantly reformed the Internal Revenue Code of 1986, as amended.  The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income, elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition have been and could continue to be adversely affected by the TCJA. The Biden Administration has indicated that it supports increases in corporate and certain individual income tax rates and may in the future propose additional measures to repeal certain taxpayer favorable provisions of the TCJA and other legislation, which may adversely affect our business and financial condition.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock, which may cause non-US investors not to invest in our Company.

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” (which we refer to as “USRPHC”) for United States federal income tax purposes. However, assuming we are publicly traded as discussed below, non-U.S. holders who actually or constructively hold five percent or less of our common stock should qualify for an exemption from federal income tax that otherwise would be imposed on gain on our common stock. As a USRPHC, our stock may be treated as a United States real property interest (which we refer to as “USRPI”), gains from the sale of which by non-U.S. holders would be subject to U.S. income tax and reporting obligations pursuant to the Foreign Investment in Real Property Tax Act (which we refer to as “FIRPTA”).  Our common stock will not be treated as a USRPI if it is regularly traded on an established securities market, except in the case of a non-U.S. holder that actually or constructively holds more than five percent of such class of stock at any time during the shorter of the five-year period preceding the date of disposition or the holder’s holding period for such stock.  We anticipate that our common stock will continue to be regularly traded on the New York Stock Exchange.  However, no assurance can be given that our common stock will remain regularly traded in the future.  If our common stock is treated as a USRPI, a non-U.S. holder would be subject to regular United States federal income tax with respect to any gain on such stock in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).  In addition, the purchaser of the common stock would be required to withhold and remit to the I.R.S. 15% of the purchase price unless an exception applies.  A non-U.S. holder that is not otherwise exempt from FIRPTA as discussed above also would be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our common stock that is subject to U.S. federal income tax.  Because of these adverse tax consequences, non-U.S. investors may choose not to invest in our Company.

Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any, and we may not realize our deferred tax assets.

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

We are periodically audited by various federal, state, and local authorities regarding tax matters. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations. As of December 31, 2021, we are not currently under audit by any federal, state, or local authorities. We may be subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2016 through 2021.

We are required to recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we record a corresponding valuation allowance against the deferred tax asset. As of December 31, 2021 and 2020, we had deferred tax assets, net of deferred tax liabilities, of $21.2 million and $12.5 million, respectively, against which we provided no valuation allowance. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have not recorded valuation allowances against our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

The value of our deferred tax assets and liabilities are also dependent upon the tax rates expected to be in effect at the time they are realized. A change in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would change the value of our deferred taxes, which could be material.

Risk Related to Possible Conflicts of Interest

As a result of Dale Francescon’s and Robert Francescon’s relationship with the Company, conflicts of interest may arise with respect to any transactions involving or with Dale Francescon, Robert Francescon, or their affiliates, and their interests may not be aligned with yours.

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, are brothers, and collectively beneficially owned 3,715,231 shares of our common stock, including 261,520 shares issuable upon vesting of performance share unit awards within 60 days of December 31, 2021, which together represents 11.0% of our common stock outstanding as of December 31, 2021. For so long as Dale Francescon and Robert Francescon control such a significant percentage of our common stock, they will have significant influence over the power to:

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

In addition, our common stock has experienced price and volume volatility over the past year. During 2021, the sale price of our common stock ranged from $41.82 to $84.95 per share and the trading volume ranged from 138,200 shares to 2,504,600 shares. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

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

To raise capital resources, we have offered and sold debt and equity securities, including securities that rank senior to our common stock, and may continue to do so in the future. For example, in August 2021, we sold and issued $500.0 million aggregate principal amount of 3.875% senior notes due 2029. Upon a bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions at the time and other factors, some of which may be beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in the Company.

We cannot guarantee that our stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and diminish our cash reserves.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. As of December 31, 2021, the number of shares that remained available for repurchase pursuant to our stock repurchase program is 3,812,939 shares. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, and general market and economic conditions. We intend to finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The stock repurchase program could increase volatility in and affect the price of our common stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves and could increase our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Form 10-K could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance could disappoint investors and analysts and cause the market price of our common stock to decline.

We cannot assure you that we will continue to pay dividends on our common stock at the current rate or at all.

Since May 2021, we have paid a quarterly cash dividend on our common stock. The declaration and payment of future dividends are at the discretion of our Board of Directors and will depend on many factors, including our results of operations and financial condition, our capital requirements, and contractual limitations. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends and restrict the amount of dividends we may pay. If we do not continue to pay dividends on our common stock at the current rate or at all, the market price of our common stock could be adversely affected.

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

Additionally, we are a Delaware corporation, and we have elected to be subject to Section 203 of the DGCL by provision of our charter. In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

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

Increased scrutiny from the public, investors, and others regarding our ESG practices could impact our reputation, and compliance with ESG-related policies may impose additional capital and operational expenditures on our business.

Recently, more attention is being directed towards environmental, social, and governance (“ESG”) practices of publicly traded companies, like us. In 2020 and 2021, we enhanced our focus on sustainability by establishing policies addressing ESG, human rights, training and professional development, labor rights, workplace health and safety, diversity and inclusion and vendor conduct. Additionally, in 2021, we published our inaugural ESG sustainability report. Our ESG sustainability report includes information related to a variety of topics, including our environmental and social initiatives, occupational health and safety, and our carbon footprint.

The publication of ESG-related policies and an ESG sustainability report may result in increased investor, media, employee and other stakeholder attention to such initiatives. It is possible that stakeholders may not be satisfied with our ESG practices or initiatives or the speed with which we are implementing our initiatives. Government, media or activist pressure to decrease our carbon footprint, for example, could negatively impact perceptions of our homebuilding practices, which could have a material adverse effect on our business and ability to compete with homebuilders that may be viewed as more sustainable. Additionally, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could have a negative impact on our stock price. Any failure, or perceived failure, to respond to expectations related to ESG concerns could cause harm to our business and reputation and could negatively impact employee retention and the willingness of homebuyers to do business with us.

In addition to the ESG practices described above, we are subject to laws and government regulations that relate to the environment and occupational health and safety, among other matters. These laws and regulations, as well as related initiatives, are under active development, subject to change, and may prove difficult and expensive for us to comply with. We may be required to make additional capital and operational expenditures, which may have a material adverse effect on earnings, liquidity, financial condition or competitive position.

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

Holders

As of January 25, 2022, there were approximately 38 stockholders of record of our common stock.

Dividends

In May 2021, our Board of Directors announced the approval of the initiation of a quarterly cash dividend, and during the year ended December 31, 2021, we paid a quarterly cash dividend of $0.15 per share beginning with the second quarter of 2021, and aggregate cash dividends of $0.45 per share to holders of record of our common stock. The declaration and payment of future dividends are at the discretion of our Board of Directors and will depend on many factors, including our results of operations and financial condition, our capital requirements, and contractual limitations. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends and restrict the amount of dividends we may pay. During the year ended December 31, 2020, we did not declare or pay any dividends.

Issuer Purchases of Equity Securities

On November 6, 2018, the Company's Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. The Company repurchased 687,061 shares throughout the duration of this program and 3,812,939 shares remained available to repurchase under this program as of December 31, 2021. No shares were repurchased by the Company during the year ended December 31, 2021.

Stock Performance Graph

The following stock performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of our common stock, the S&P 500, a peer group of four homebuilding companies similar to Century that was presented in the stock performance graph last year, and a broader industry peer group for the five-year period from December 31, 2016 to December 31, 2021.

Century believes the broader industry peer group is more representative of a group similar to Century. The former peer group of four homebuilding companies includes: Beazer Homes USA, Inc. M.D.C. Holdings, M/I Homes, Inc. and Tri Pointe Homes, Inc. The broader industry peer group includes the following companies: Beazer Homes USA, Inc., Hovanian Enterprises, Inc., KB Home, LGI Homes, Inc., M.D.C. Holdings, Inc., M/I Homes, Inc., Meritage Home Corporation, Taylor Morrison Home Corporation, and Tri Pointe Homes, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from December 31, 2016 to December 31, 2021

$375
$325
$275
$225
$175
$125
$75
$25
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Century Communities, Inc.
Weighted Average Industry Peer Group
S&P 500 Index
Former Weighted Average Peer Group

ITEM 6.[Reserved]

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

In July 2019, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification", which changes were meant to simplify certain disclosures in financial condition and results of operations, particularly by eliminating year-to-year comparisons between prior periods previously disclosed. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Business Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete.   Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our home buyers have been identified as our Financial Services segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 10,805 homes delivered during 2021, approximately 75% of our deliveries were made to entry-level and approximately 87% of homes delivered were built as move-in ready homes.

Impact of COVID-19 Pandemic

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, created significant volatility, disruption, and uncertainty across the nation and abroad. After an initial slowing of home sales trends in early spring 2020, due in part to consumer uncertainty, home sales sharply rebounded, aided by historically low interest rates, lack of supply, and renewed desire from customers to move out of urban areas and/or apartments and into new homes in suburban areas, which desire was likely accelerated by the COVID-19 pandemic. These positive trends and market dynamics continued through the year ended December 31, 2021.

While these positive trends and market dynamics continued through the year ended December 31, 2021, we recognize that long term macro-economic effects of the pandemic that could ultimately impact the homebuilding industry and our home sales have yet to be known. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic and future increases in COVID-19 positive cases and hospitalizations could result in changing plans of numerous state and local municipalities, which may include government restrictions, quarantines, travel advisories and social distancing measures. Despite overall strong demand and sales of our homes during 2021, continued future demand is uncertain as economic conditions are uncertain, in particular with respect to unemployment levels, inflation, interest rates, and the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, unemployment levels, financial markets, credit and mortgage markets, consumer confidence, interest rates, availability of mortgage loans to homebuyers, wage growth, household formations, levels of new and existing homes for sale, cost of land, labor and construction materials, demographic trends, and housing demand, and other factors, including those described elsewhere in this Form 10-K. A decrease in demand for our homes would adversely affect our operating results in future periods, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventories in the future.

Driven by the continued strong demand for our homes through the year ended December 31, 2021, we ended 2021 with no amounts outstanding under our revolving line of credit, $316.3 million of cash and cash equivalents, $52.3 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 26.3%. Additionally, we increased our land acquisition and development activities during 2021 to bolster our lot pipeline and support future community growth, which resulted in 79,859 lots owned and controlled at December 31, 2021, a 60.0% increase as compared to December 31, 2020. Although the trajectory and strength of our markets have continued to remain strong and allowed us to pass on increased costs through increases in our selling prices and increase our margins during 2021, we continued to experience shortages of labor, land and raw materials, delays and material and labor supply cost pressures, and elongated construction cycle times to build homes in many of our markets, caused in part by increased demand, global supply chain disruptions and inflation, during 2021 that could negatively impact our margins in future periods. While the impact of the COVID-19 pandemic will continue to evolve and at any given time recovery could be slowed or reversed by a number of factors, including the emergence of new variants of COVID-19, such as Delta and Omicron, we believe we are well positioned from a cash and liquidity standpoint not only to operate in an uncertain environment, but also to continue to grow with the market and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of debt refinancing and/or strategic opportunities as they arise.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the local economy and the macro-economic environment. Accordingly, our net sales, home deliveries, and average sales price in future years could be negatively affected by economic conditions, such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Additionally, our results could be impacted by a decrease in home affordability as a result of price appreciation or increases in mortgage interest rates or tightening of mortgage lending standards.

Results of Operations – Years Ended December 31, 2021 and 2020

During the year ended December 31, 2021, we generated record revenues of $4.2 billion, with home sales revenues of $4.0 billion, an increase of 33.2% over 2020, and financial services revenue of $123.7 million, an increase of 19.8% over 2020.  The increase in home sales revenue was fueled by a 14.3% increase in the number of homes delivered to 10,805 and a 16.6% increase in the average sales price per home to $373,300.  This increase in home sales revenue combined with a 580 basis point increase in homebuilding gross margin percent and a 160 basis point decrease in the percentage of selling, general and administrative expense as a percent of home sales revenues, resulted in a record $641.1 million in income before income tax expense for the year ended December 31, 2021.

Our financial results for the year ended December 31, 2021 were driven by continued favorable market dynamics across our markets.  These conditions included an increase in demand for new housing, particularly entry-level housing, impacted by the COVID-19 pandemic, which accelerated the trend of migration out of high-density urban areas and into suburban areas, historically low interest rates on mortgage products, including rates on 30-year fixed mortgages, a low supply of available inventories and positive demographic trends.  These conditions, coupled with our strategy to focus on entry-level housing (approximately 75% of our home deliveries in 2021 qualified for FHA mortgages) resulted in a positive sales environment, which we leveraged in 2021 to increase net new home contracts to 12,017, an 11.0% increase over prior period.

As of December 31, 2021, we had a backlog of 4,651 homes, a 35.2% increase as compared to December 31, 2020, representing approximately $1.9 billion in sales value, a 44.5% increase as compared to December 31, 2020.

The increase in demand has also resulted in increased prices for and shortages of labor, land and raw materials, as well as elongated construction cycle times to build homes in many of our markets. During 2021, we successfully offset most of the cost increases through increases in our selling prices.

Our results of operations resulted in net income of $498.5 million, or $14.47 per diluted share, compared to $206.2 million, or $6.13 per diluted share in the prior year, and driving our return on equity to 33% for 2021. In May 2021, our Board of Directors initiated a quarterly cash dividend, which paid our stockholders of record $0.15 per share during the last nine months of 2021.

Our net homebuilding debt to net capital was 26.3% as of December 31, 2021, down from 27.2% as of December 31, 2020.  We believe our current net homebuilding debt to net capital position allows us the flexibility to increase our debt levels if necessary to continue to grow our operations and our approximately 80,000 lots owned and controlled in future periods.

While in early 2022 rates on 30-year fixed mortgages have risen modestly and the Federal reserve has indicated that it may raise interest rates in March 2022, we believe housing demographics and buyer demand will remain strong at least in the short term and we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase. Subject to deteriorating market conditions, we believe our operations are well positioned for future growth as a result of the markets in which we operate, our product offerings which span the home buying segment, but focus on affordable price points, as well as current and future inventories of attractive land positions. As we have grown, we have continued to focus on maintaining prudent leverage, and, as a result, we believe we are well positioned to execute on our growth strategy in order to optimize stockholder returns.

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% senior notes due 2029 (which we refer to as the “2029 Notes”), which were issued at 100% of their principal amount, and we received net proceeds of $493.8 million. The indenture covering these notes contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 3.875% senior notes due 2029 is due August 2029, with interest only payments due semi-annually in February and August of each year, beginning on February 15, 2022. In addition, in August 2021, we redeemed $400.0 million in outstanding principal of our 5.875% senior notes due 2025 at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest, totaling $414.8 million. The redemption was conditioned upon our prior consummation of the offering and issuance of the 2029 Notes. The redemption transaction resulted in a loss of $14.5 million, which is presented in loss on debt extinguishment in the consolidated statement of operations.

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

•Evaluation of opportunistic strategies for construction of single-family and multi-family rental units; and

•Controlling costs, including costs of home sales revenue and selling, general and administrative expenses, and generating further efficiencies, including through the increased reliance on digital marketing and direct outreach to potential customers through our website and digital tools, such as the introduction of the ability to buy a home via our website, to achieve increased profitability.

Our operating strategy has resulted in significant growth in revenue and income before income taxes over the last five years, and we believe it will continue to produce positive results. We expect our operating strategy will continue to adapt to market changes, and we cannot provide any assurance that our strategies will continue to be successful.

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Consolidated Statements of Operations:
Revenue
Home sales revenues	$4,032,969	$3,027,167	$1,005,802	33.2%
Land sales and other revenues	59,607	30,717	28,890	94.1%
Total homebuilding revenues	4,092,576	3,057,884	1,034,692	33.8%
Financial services revenues	123,738	103,308	20,430	19.8%
Total revenues	4,216,314	3,161,192	1,055,122	33.4%
Homebuilding cost of revenues
Cost of home sales revenues	(3,056,048)	(2,468,133)	(587,915)	23.8%
Cost of land sales and other revenues	(39,315)	(21,929)	(17,386)	79.3%
	(3,095,363)	(2,490,062)	(605,301)	24.3%
Financial services costs	(72,578)	(54,797)	(17,781)	32.4%
Selling, general, and administrative	(389,610)	(341,710)	(47,900)	14.0%
Loss on debt extinguishment	(14,458)	—	(14,458)	(100.0)%
Inventory impairment and other	(41)	(2,172)	2,131	(98.1)%
Other income (expense)	(3,142)	(2,211)	(931)	42.1%
Income before income tax expense	641,122	270,240	370,882	137.2%
Income tax expense	(142,618)	(64,083)	(78,535)	122.6%
Net income	$498,504	$206,157	$292,347	141.8%
Earnings per share:
Basic	$14.79	$6.19	$8.60	138.9%
Diluted	$14.47	$6.13	$8.34	136.1%
Adjusted diluted earnings per share(1)	$14.80	$6.22	$8.58	137.9%
Other Operating Information (dollars in thousands):
Number of homes delivered	10,805	9,453	1,352	14.3%
Average sales price of homes delivered	$373.3	$320.2	$53.1	16.6%
Homebuilding gross margin percentage(2)	24.2%	18.4%	5.8%	31.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	25.9%	20.8%	5.1%	24.5%
Backlog at end of period, number of homes	4,651	3,439	1,212	35.2%
Backlog at end of period, aggregate sales value	$1,869,772	$1,294,202	$575,570	44.5%
Average sales price of homes in backlog	$402.0	$376.3	$25.7	6.8%
Net new home contracts	12,017	10,822	1,195	11.0%
Selling communities at period end	202	198	(4)	(2.0)%
Average selling communities	189	217	(31)	(14.3)%
Total owned and controlled lot inventory	79,859	49,965	29,894	59.8%
Adjusted EBITDA(1)	$732,718	$356,414	$376,304	105.6%
Adjusted income before income tax expense(1)	$655,621	$273,996	$381,625	139.3%
Adjusted net income(1)	$509,778	$209,022	$300,756	143.9%
Net homebuilding debt to net capital (1)	26.3%	27.2%	(0.9)%	(3.3)%

(1)This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information within our “Homebuilding Gross Margin” and “Non-GAAP Financial Measures” sections in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2)Homebuilding gross margin percentage is inclusive of nominal impairment charges and $2.2 million in impairment charges for the years ended December 31, 2021 and 2020, respectively, in inventory impairment included within inventory impairment and other on our consolidated statements of operations. See Note 12 – Fair Value Disclosures in the Notes to the Consolidated Financial Statements for further detail.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
West	1,602	1,242	$629.4	$545.7	$1,008,274	$677,755	$213,301	$71,417
Mountain	2,315	1,973	481.2	424.8	1,114,078	838,055	212,335	114,722
Texas	1,615	1,338	295.1	251.8	476,664	336,882	68,565	34,694
Southeast	1,683	1,903	394.1	353.1	663,224	672,034	92,420	57,181
Century Complete	3,590	2,997	214.7	167.6	770,729	502,441	109,213	33,449
Financial Services	—	—	—	—	—	—	51,160	48,511
Corporate	—	—	—	—	—	—	(105,872)	(89,734)
Total	10,805	9,453	$373.3	$320.2	$4,032,969	$3,027,167	$641,122	$270,240

West

During the year ended December 31, 2021, our West segment generated income before income tax expense of $213.3 million, a 198.7% increase over the prior year period. This increase was driven by an increase in home sales revenue of $330.5 million and an increase of 1,062 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margin on home sales. The revenue increase during the year ended December 31, 2021 was primarily generated by a 29.0% increase in the number of homes delivered, as well as a 15.3% increase in the average sales price per home.  During the year ended December 31, 2021, the increase in the number of homes delivered was driven by favorable market dynamics across our markets. The average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Mountain

During the year ended December 31, 2021, our Mountain segment generated income before income tax expense of $212.3 million, an 85.1% increase over the prior year period. This increase was driven by an increase in home sales revenue of $276.0 million and an increase of 537 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margin on home sales. The revenue increase during the year ended December 31, 2021 was primarily generated by a 17.3% increase in the number of homes delivered, as well as a 13.3% increase in the average sales price per home.  During the year ended December 31, 2021, the increase in the number of homes delivered was driven by favorable market dynamics across our markets. The average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Texas

During the year ended December 31, 2021, our Texas segment generated income before income tax expense of $68.6 million a 97.6% increase over the prior year period. This increase was driven by an increase in home sales revenue of $139.8 million and an increase of 409 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margin on home sales. The revenue increase during the year ended December 31, 2021 was primarily generated by a 20.7% increase in the number of homes delivered, as well as a 17.2% increase in the average sales price per home.  During the year ended December 31, 2021, the increase in the number of homes delivered was driven by favorable market dynamics across our markets. The average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Southeast

During the year ended December 31, 2021, our Southeast segment generated income before income tax expense of $92.4 million a 61.6% increase over the prior year period. This increase was primarily driven by an increase of 543 basis points in the percentage of income before income tax expense to home sales revenues, as a result of increased gross margin on home sales. Homes sales revenue decreased during the year ended December 31, 2021, primarily generated by a decrease in the number of homes delivered due to a decrease in the number of communities opened, and partially offset by an 11.6% increase in the average sales price per home. The average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Century Complete

During the year ended December 31, 2021, our Century Complete segment generated income before income tax expense of $109.2 million, a 226.5% increase over the prior year period. This increase was driven by an increase in home sales revenue of $268.3 million and an increase of 751 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margin on home sales. The revenue increase during the year ended December 31, 2021 was primarily generated by a 19.8% increase in the number of homes delivered, as well as a 28.1% increase in the average sales price per home.  During the year ended December 31, 2021, the increase in the number of homes delivered was driven by favorable market dynamics across our markets. The average sales price increase was driven by the mix of deliveries within markets between years, as well as increased pricing power as a result of strong market dynamics.

Financial Services

Our Financial Services segment generated income before income tax of $51.2 million for the year ended December 31, 2021, a 5.5% increase over the prior year. This increase was primarily the result of a $20.4 million increase in financial services revenue during the year ended December 31, 2021 compared to the prior year period. This increase was due to (1) a 21.1% increase to 8,375 in the number of mortgages originated during the year ended December 31, 2021, due to our increased capture rate of 76% as of December 31, 2021 as compared to 64% for the prior year period and the increase in the number of homes delivered by our Century Communities and Century Complete brands year over year, and (2) a 25.2% increase in the number of loans sold to third parties during the year ended December 31, 2021 as compared to the prior year period. These increases were partially offset by (1) lower fair value of our mortgage loans held for sale and our mortgage loans in process for which interest rates were locked by borrowers, (2) reduced gain on sale margin from loans sold and (3) increased headcount to support continued growth.

The following table presents selected operational data for our Financial Services segment (dollars in thousands):

	Year Ended December 31,
	2021	2020
Total originations:
Number of loans	8,375	6,918
Principal	$2,714,764	$2,045,871
Capture rate of Century homebuyers	76%	64%
Century Communities	81%	74%
Century Complete	63%	40%
Average FICO score	737	735
Century Communities	743	739
Century Complete	712	713

Loans sold to third parties:
Number of loans sold	8,245	6,587
Principal	$2,629,808	$1,945,113

Corporate

During the year ended December 31, 2021, our Corporate segment generated a loss of $105.9 million, as compared to a loss of $89.7 million during 2020.  This increase in loss is primarily attributed to a $14.5 million loss on debt extinguishment during the year ended December 31, 2021 related to the redemption of our 5.75% senior notes due 2025, as described above, as well as increased compensation and bonus costs for our Corporate segment of approximately $6.4 million, partially offset by a decrease in stock-based compensation expense of $4.7 million primarily due to accelerated expense recognized during 2020 for the updated estimates related to our performance-based share awards.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenue less cost of home sales revenues and inventory impairment and other. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased to 24.2% for the year ended December 31, 2021, as compared to 18.4% for the year ended December 31, 2020.  This increase was primarily driven by (1) the positive homebuilding sales environment across our markets, which resulted in increased demand, (2) our ability to increase sales price in excess of an increase in our labor and direct costs year over year, (3) benefits from our increased scale driving building efficiencies and streamlined production processes, and (4) the realization of less interest in cost of home sales revenue over the prior period.

In the following table, we calculate our homebuilding gross margin adjusted to exclude inventory impairment and other and interest in cost of home sales revenues.

(dollars in thousands)

	Year Ended December 31,

	2021	%	2020	%

Home sales revenues	$4,032,969	100.0%	$3,027,167	100.0%
Cost of home sales revenues	(3,056,048)	(75.8)%	(2,468,133)	(81.5)%
Inventory impairment and other	(41)	(0.0)%	(2,172)	(0.1)%
Gross margin from home sales	976,880	24.2%	556,862	18.4%
Add: Inventory impairment and other	41	0.0%	2,172	0.1%
Add: Interest in cost of home sales revenues	66,846	1.7%	72,002	2.4%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	$1,043,767	25.9%	$631,036	20.8%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the year ended December 31, 2021, excluding inventory impairment and other, and interest in cost of home sales revenues, our adjusted homebuilding gross margin percentage was 25.9% as compared to 20.8% for 2020. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)

	Year Ended December 31,		Increase
	2021	2020	Amount	%
Selling, general and administrative	$389,610	$341,710	$47,900	14.0%
As a percentage of home sales revenue	9.7%	11.3%

Our selling, general and administrative expense increased $47.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily attributable to an increase of $34.4 million in salaries and wages expense as compared to 2020, as well as an increase of $13.8 million in internal and external commission expense, which is directly related to the increases in home sales revenues. The increase for the year ended December 31, 2021 was partially offset by a decrease in expenses in numerous areas, including advertising and legal expenses. During the year ended December 31, 2021, our selling, general and administrative expense decreased 160 basis points as a percentage of home sales revenue as compared to the year ended December 31, 2020, as a result of increased revenues on a partially fixed cost base.

Income Tax Expense

Our income tax expense for the year ended December 31, 2021 was $142.6 million, or 22.2% of income before income tax expense, as compared to $64.1 million, or 23.7% of income before income tax expense, for the year ended December 31, 2020. Our effective tax rates for the years ended December 31, 2021 and 2020 were benefited by a $16.5 million and $8.5 million benefit, respectively, related to the Energy Efficient Home Credit.

Our effective tax rate of 22.2% for the year ended December 31, 2021 is comprised of our statutory federal and blended state rate of 24.8%, partially offset by certain permanent differences between taxable income and GAAP income before tax expense. These differences include certain compensation paid to executive officers, which is not deductible for federal income tax purposes and increased our effective tax rate by 0.6%, and the Energy Efficient Home Credit, which benefited our effective tax rate by 2.6%.

The Energy Efficient Home Credit provides eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute. On December 27, 2020, an extension of the Federal Energy Credit was enacted which extended the current provisions through December 31, 2021. Of the $16.5 million benefit recognized during the year ended December 31, 2021, approximately $2.6 million and $1.6 million were related to homes closed during the years ended 2019 and 2018 and prior, respectively. Proposed legislation included in the pending “Build Back Better Act” would extend the Federal Energy Credits through December 31, 2031 but would modify the current qualification requirements and provide a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively. Neither the Build Back Better Act nor any similar legislation has been enacted as of the date of this Form 10-K, and it is uncertain whether an extension or similar tax credit will be adopted or available in the future or the scope of any modified program requirements.

Segment Assets

(dollars in thousands)

	December 31,	December 31,	Increase (Decrease)
	2021	2020	Amount	Change
West	$668,830	$536,907	$131,923	24.6%
Mountain	1,008,481	778,198	230,283	29.6%
Texas	322,302	207,746	114,556	55.1%
Southeast	360,644	329,930	30,714	9.3%
Century Complete	371,096	218,604	152,492	69.8%
Financial Services	533,159	421,153	112,006	26.6%
Corporate	232,364	352,555	(120,191)	(34.1)%
Total assets	$3,496,876	$2,845,093	$651,783	22.9%

Total assets increased by $651.8 million, or 22.9%, to $3.5 billion at December 31, 2021, as compared to $2.8 billion at December 31, 2020, as a result of the overall growth of the Company, and the increase in the number of owned lots year over year.

Lots owned and controlled

	December 31, 2021			December 31, 2020			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,440	4,877	9,317	3,266	3,392	6,658	35.9%	43.8%	39.9%
Mountain	11,860	8,039	19,899	7,951	5,910	13,861	49.2%	36.0%	43.6%
Texas	5,340	8,159	13,499	3,035	5,873	8,908	75.9%	38.9%	51.5%
Southeast	5,928	14,195	20,123	3,076	6,389	9,465	92.7%	122.2%	112.6%
Century Complete	5,287	11,734	17,021	3,473	7,600	11,073	52.2%	54.4%	53.7%
Total	32,855	47,004	79,859	20,801	29,164	49,965	57.9%	61.2%	59.8%

Of our total lots owned and controlled as of December 31, 2021, 41.1% were owned and 58.9% were controlled, as compared to 41.6% owned and 58.4% controlled as of December 31, 2020.

Other Homebuilding Operating Data

Net new home contracts	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	% Change
West	1,640	1,526	114	7.5%
Mountain	2,571	2,389	182	7.6%
Texas	1,616	1,448	168	11.6%
Southeast	1,595	2,191	(596)	(27.2)%
Century Complete	4,595	3,268	1,327	40.6%
Total	12,017	10,822	1,195	11.0%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2021 increased by 1,195 homes, or 11.0%, to 12,017, as compared to 10,822 for the year ended December 31, 2020.  The increase in our net new home contracts was primarily driven by stronger sales across all of our segments as the homebuilding industry continued to experience positive trends during 2021, partially offset by a decrease in net new home contracts in the Southeast region. This decrease in our Southeast segment is driven by a 42.7% decrease in average selling communities opened during the year as compared to the prior year period.

Monthly Absorption Rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the years ended December 31, 2021 and 2020 by segment is included in the table below:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	% Change
West	7.2	7.5	(0.3)	(4.0)%
Mountain	6.0	5.2	0.8	15.4%
Texas	8.4	8.0	0.4	5.0%
Southeast	6.0	7.0	(1.0)	(14.3)%
Century Complete	3.5	2.7	0.8	29.6%
Total	5.0	4.6	0.4	8.7%

During the year ended December 31, 2021, our absorption rates increased by 8.7% to 5.0 per month as compared to the same period in 2020.  Absorption rates continued to be strong across all of our markets driven by continued historically low interest rates and strong demand for new homes during the current year period.

Selling communities at period end	As of December 31,		Increase/(Decrease)
	2021	2020	Amount	% Change

West	19	17	2	11.8%
Mountain	36	38	(2)	(5.3)%
Texas	16	15	1	6.7%
Southeast	22	26	(4)	(15.4)%
Century Complete	109	102	7	6.9%
Total	202	198	4	2.0%

Our selling communities increased by 4 communities to 202 communities at December 31, 2021, as compared to 198 communities at December 31, 2020. The increase was a result of new community openings, which outpaced the strong sales environment.

Backlog

(dollars in thousands)

	As of December 31,
	2021			2020			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	524	$371,848	$709.6	486	$294,113	$605.2	7.8%	26.4%	17.3%
Mountain	1,045	574,085	549.4	789	365,328	463.0	32.4%	57.1%	18.7%
Texas	386	136,893	354.6	385	134,023	348.1	0.3%	2.1%	1.9%
Southeast	713	308,663	432.9	801	306,644	382.8	(11.0)%	0.7%	13.1%
Century Complete	1,983	478,283	241.2	978	194,094	198.5	102.8%	146.4%	21.5%
Total / Weighted Average	4,651	$1,869,772	$402.0	3,439	$1,294,202	$376.3	35.2%	44.5%	6.8%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At December 31, 2021, we had 4,651 homes in backlog with a total value of $1.9 billion, which represents increases of 35.2% and 44.5%, respectively, as compared to 3,439 homes in backlog with a total value of $1.3 billion at December 31, 2020.  The increase in backlog dollar value is primarily attributable to the increase in backlog units and a 6.8% increase in the average sales price of homes in backlog, partially offset by a decrease in backlog units for our Southeast segment which correlates directly with the decrease in selling communities.

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and credit facility availability, was $1.2 billion as of December 31, 2021, compared to $1.1 billion as of December 31, 2020.

Our principal uses of capital for the year ended December 31, 2021 were our land purchases, land development, home construction, and the payment of routine liabilities. We increased our land acquisition and development activities during 2021, which resulted in 79,859 lots owned and controlled at December 31, 2021, a 59.8% increase as compared to December 31, 2020.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our consolidated statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our lot supply and active selling communities. As we continue to expand our business, our cash outlays for land purchases and land development to grow our lot inventory may exceed our cash generated by operations.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving credit facility, and proceeds from issuances of debt or equity, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development, home construction activities, and other cash needs.

Our Financial Services operations use funds generated from operations, and availability under our mortgage repurchase facilities to finance its operations including originations of mortgage loans to our homebuyers.

We believe that we will be able to fund our current liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic, its impact on the macro-economy, and market conditions at the time. While the impact of the COVID-19 pandemic will continue to evolve, we believe we are well positioned from a cash and liquidity standpoint to not only operate in an uncertain environment, but also continue to grow with the market and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Long-term Liquidity and Capital Resources

Beyond the next twelve months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures to invest in our future growth, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations as of December 31, 2021 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest (1)	$1,683,740	$399,886	$106,250	$606,250	$571,354
Operating leases (2)	18,688	5,989	10,320	2,362	17
Total contractual obligations	$1,702,428	$405,875	$116,570	$608,612	$571,371

(1)Principal payments in accordance with our revolving line of credit, mortgage repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2021. See Note 9 – Debt in the Notes to the Consolidated Financial Statements for further detail.

(2)Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance. See Note 13 – Leases in the Notes to the Consolidated Financial Statements for further detail.

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

As of December 31, 2021, we had outstanding purchase contracts and option contracts for 47,004 lots totaling approximately $2.0 billion and we had $61.6 million of deposits for land contracts, of which $38.1 million were non-refundable cash deposits pertaining to land contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on the majority of the purchase and option contracts during the next twelve to eighteen months, with performance on the remaining purchase and option contacts occurring in future periods.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt to our Notes to the Consolidated Financial Statements. We are required to meet certain covenants, and as of December 31, 2021, we were in compliance with all such covenants and requirements on our revolving line of credit and mortgage repurchase facilities. See Note 9 – Debt in the Notes to the Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
3.875% senior notes, due August 2029(1)	$494,117	$—
6.750% senior notes, due May 2027(1)	495,581	494,768
5.875% senior notes, due July 2025(1)	—	396,821
Other financing obligations	9,238	3,286
Notes payable	998,936	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	331,876	259,050
Total debt	$1,330,812	$1,153,925

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

During the year ended December 31, 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% senior notes due 2029, and used a portion of the net proceeds from the offering to redeem all $400.0 million aggregate principal amount of our 5.875% senior notes due 2025, with the remaining net proceeds from the offering to be used for general corporate purposes.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of December 31, 2021 and December 31, 2020, we had $492.5 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “Credit Facility”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, we are entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. As of December 31, 2021, no amounts were outstanding under the Credit Facility and we were in compliance with all covenants.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100 million available for sale as of December 31, 2021. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the years ended December 31, 2021 and 2020, respectively.

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

During the years ended December 31, 2021 and 2020, no shares were repurchased under our stock share repurchase program. The maximum number of shares that may yet be purchased under the stock repurchase program as of December 31, 2021 is 3,812,939.

Dividends

On May 19, 2021, our Board of Directors approved the initiation of a quarterly cash dividend. The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the year ended December 31, 2021 (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$0.15	$5,064
November 10, 2021	December 1, 2021	December 15, 2021	$0.15	$5,064

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

Cash Flows—Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For the years ended December 31, 2021 and 2020, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $201.2 million during the year ended December 31, 2021 as compared to net cash provided by operating activities of $340.6 million during 2020. The increase in cash used in operations is primarily a result of increased investment in our homebuilding inventories for the year ended December 31, 2021 as compared to the year ended December 31, 2020, partially offset by a $292.3 million increase in net income during year ended December 31, 2021 as compared to the year ended December 31, 2020.

•Net cash used in investing activities was $6.5 million during the year ended December 31, 2021, compared to $8.4 million used during 2020. The decrease was primarily related to the proceeds from a secured note receivable during the year ended December 31, 2021.

•Net cash provided by financing activities was $131.8 million during the year ended December 31, 2021, compared to $7.4 million during the year ended December 31, 2020. The increase was primarily attributable to 1) the issuance of $500.0 million in senior notes due 2029, offset by the extinguishment of our former senior notes due 2025 resulting in a payment of $411.8 million, net of interest and 2) a decrease of $68.7 million in net payments under our revolving line of credit. The increase was partially offset by a $12.1 million decrease in net proceeds on our mortgage repurchase facilities and $15.2 million in dividend payments during the year ended December 31, 2021.

As of December 31, 2021, our cash and cash and equivalents and restricted cash was $322.2 million.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 5.875% senior notes due 2025 (which we collectively refer to as our “2025 Notes”), which were extinguished during the year ended December 31, 2021, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of December 31, 2021, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Summarized Balance Sheet Data (in thousands)	December 31, 2021

Assets
Cash and cash equivalents	$180,843
Cash held in escrow	52,297
Accounts receivable	39,492
Inventories	2,456,614
Prepaid expenses and other assets	160,999
Property and equipment, net	24,220
Deferred tax assets, net	21,239
Goodwill	30,395
Total assets	$2,966,099
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$82,734
Accrued expenses and other liabilities	288,229
Notes payable	998,936
Revolving line of credit	—
Total liabilities	1,369,899
Stockholders’ equity:	1,596,200
Total liabilities and stockholders’ equity	$2,966,099

Summarized Statement of Operations Data (in thousands)	Year Ended December 31, 2021

Total homebuilding revenues	$4,092,576
Total homebuilding cost of revenues	(3,095,363)
Selling, general and administrative	(389,610)
Loss on debt extinguishment	(14,458)
Inventory impairment and other	(41)
Other income (expense)	(3,307)
Income before income tax expense	589,797
Income tax expense	(131,201)
Net income	$458,596

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

Revenue Recognition

Under Accounting Standards Codification (which we refer to as “ASC”) 606, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for less than a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $56.8 million and $30.6 million at December 31, 2021 and December 31, 2020, respectively.

Inventories and Cost of Sales

We capitalize pre-acquisition, land, development, and other allocated costs, including interest, during periods of entitlement, development and home construction.

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

Impairment of Inventories

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

If events or circumstances indicate that the carrying amount may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective inventories. Such losses, if any, are reported within costs of sales. The discount rate used in determining each asset’s fair value reflects inherent risks associated with the related estimated cash flows, as well as current risk-free rates available in the market and estimated market risk premiums. We have utilized a discount rate of approximately 12% in our valuations.

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

For the years ended December 31, 2021 and 2020, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2021	7	202
Year ended December 31, 2020	13	198

For the year ended December 31, 2021, we recorded nominal impairment charges on one community. During the year ended December 31, 2020, we recorded impairment charges on four communities totaling $2.2 million. The impairment charges are included in inventory impairment and other in our consolidated statement of operations.

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

Stock-Based Compensation

We estimate the grant date fair value of stock-based compensation awards and recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value the fair value of our restricted stock units and awards in the form of unrestricted shares of common stock equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2021 and 2020 have three-year performance-based metrics measured over performance periods ending on December 31 for each three-year period. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

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

Non-GAAP Financial Measures

In this Form 10-K, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, net homebuilding debt to net capital, and adjusted net income and adjusted earnings per diluted share. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment, and (vi) inventory impairment and other. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Year Ended December 31,
	2021	2020	% Change
Net income	$498,504	$206,157	141.8%
Income tax expense	142,618	64,083	122.6%
Interest in cost of home sales revenues	66,846	72,002	(7.2)%
Interest expense (income)	(661)	(1,141)	(42.1)%
Depreciation and amortization expense	10,912	13,141	(17.0)%
EBITDA	718,219	354,242	102.7%
Loss on debt extinguishment	14,458	—	NM
Inventory impairment and other	41	2,172	(98.1)%
Adjusted EBITDA	$732,718	$356,414	105.6%

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net homebuilding debt (notes payable and borrowings under our revolving line of credit less cash and cash equivalents and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). Homebuilding debt is our total debt minus outstanding borrowings under our mortgage repurchase facilities. The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

(dollars in thousands)

	December 31,	December 31,
	2021	2020
Total homebuilding debt	$998,936	$894,875
Total stockholders' equity	1,764,508	1,280,705
Total capital	$2,763,444	$2,175,580
Homebuilding debt to capital	36.1%	41.1%

Total homebuilding debt	$998,936	$894,875
Cash and cash equivalents	(316,310)	(394,001)
Cash held in escrow	(52,297)	(23,149)
Net homebuilding debt	630,329	477,725
Total stockholders' equity	1,764,508	1,280,705
Net capital	$2,394,837	$1,758,430

Net homebuilding debt to net capital	26.3%	27.2%

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

(dollars in thousands, except share and per share information)

	Year Ended December 31,
	2021	2020
Numerator
Net income	$498,504	$206,157
Denominator
Weighted average common shares outstanding - basic	33,706,782	33,312,554
Dilutive effect of restricted stock units	738,136	297,544
Weighted average common shares outstanding - diluted	34,444,918	33,610,098
Earnings per share:
Basic	$14.79	$6.19
Diluted	$14.47	$6.13

Adjusted earnings per share
Numerator
Net income	$498,504	$206,157
Income tax expense	142,618	64,083
Income before income tax expense	641,122	270,240
Inventory impairment and other	41	2,172
Restructuring costs	—	1,584
Loss on debt extinguishment	14,458	—
Adjusted income before income tax expense	655,621	273,996
Adjusted income tax expense(1)	(145,843)	(64,974)
Adjusted net income	$509,778	$209,022

Denominator - Diluted	34,444,918	33,610,098

Adjusted diluted earnings per share	$14.80	$6.22

(1)The tax rates used in calculating adjusted net income for the years ended December 31, 2021 and 2020 were 22.2% and 23.7%, respectively, which reflect of the Company’s GAAP tax rates for the applicable periods.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Second Amended and Restated Credit Agreement. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Second A&R Credit Agreement. The Second A&R Credit

Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the senior unsecured revolving line of credit.

For fixed rate debt, such as our senior notes, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. As interest rates increase, the fair value of the debt instrument will decrease.

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

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, particularly lumber, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. During the year ended December 31, 2021, we were generally able to pass on cost increases from inflationary impacts to customers through increased prices, however, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it historically has taken four to eight months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry, supply chain challenges, and the COVID-19 pandemic.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2021, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 2, 2022

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (which we refer to as our “2022 Proxy Statement”).

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

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for our 2022 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our 2022 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our 2022 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2022 Proxy Statement.

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

3.2

Restated Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-36491)).

4.1

Specimen Common Stock Certificate of Century Communities, Inc. (incorporated by reference to Exhibit 4.1 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

4.2

Century Communities, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.3

Indenture (including form of 6.750% Senior Notes due 2027), dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

4.4

Form of 6.750% Senior Notes due 2027 (included as Exhibit A to Rule 144A/Regulation S Appendix to the Indenture) (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

4.5

Indenture (including form of 3.875% Senior Notes due 2029), dated as of August 23, 2021, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 23, 2021 (File No. 001-36491)).

4.6

Form of 3.875% Senior Notes due 2029 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 23, 2021 (File No. 001-36491)).

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

10.4†

Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

10.9

Second Amended and Restated Credit Agreement, dated as of May 21, 2021, by and among Century Communities, Inc., the lenders party thereto, Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and Texas Capital Bank, National Association, BBVA USA, BofA Securities, Inc., Fifth Third Bank, National Association and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners, and Wells Fargo Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021 (File No. 001-36491)).

10.10

Purchase Agreement, dated May 9, 2019, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2019 (File No. 001-36491)).

10.11

Registration Rights Agreement, dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

10.12

Distribution Agreement, dated November 27, 2019, among Century Communities, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 1.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019 (File No. 001-36491)).

10.13

Amendment No. 1 to Distribution Agreement, dated August 3, 2021, among Century Communities, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Fifth Third Securities, Inc., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 3, 2021 (File No. 001-36491)).

10.14

Purchase Agreement, dated August 3, 2021, among Century Communities, Inc., the Guarantors party thereto, and BofA Securities, Inc., as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 5, 2021 (File No. 001-36491)).

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

Century Communities, Inc.

Date: February 2, 2022	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: February 2, 2022	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 2, 2022

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 2, 2022

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	February 2, 2022

/s/ J. Scott Dixon	Chief Accounting Officer
J. Scott Dixon	(Principal Accounting Officer)	February 2, 2022

/s/ David L. Messenger, attorney in fact Patricia L. Arvielo	Director	February 2, 2022

/s/ David L. Messenger, attorney in fact John P. Box	Director	February 2, 2022

/s/ David L. Messenger, attorney in fact Keith R. Guericke	Director	February 2, 2022
/s/ David L. Messenger, attorney in fact James M. Lippman	Director	February 2, 2022

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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

Denver, Colorado

February 2, 2022

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$316,310	$394,001
Cash held in escrow	52,297	23,149
Accounts receivable	41,932	21,781
Inventories	2,456,614	1,929,664
Mortgage loans held for sale	353,063	282,639
Prepaid expenses and other assets	200,087	122,630
Property and equipment, net	24,939	28,384
Deferred tax assets, net	21,239	12,450
Goodwill	30,395	30,395
Total assets	$3,496,876	$2,845,093
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$84,679	$107,712
Accrued expenses and other liabilities	316,877	302,751
Notes payable	998,936	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	331,876	259,050
Total liabilities	1,732,368	1,564,388
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,760,940 and 33,350,633 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	338	334
Additional paid-in capital	697,845	697,200
Retained earnings	1,066,325	583,171
Total stockholders' equity	1,764,508	1,280,705
Total liabilities and stockholders' equity	$3,496,876	$2,845,093

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Homebuilding revenues
Home sales revenues	$4,032,969	$3,027,167	$2,481,465
Land sales and other revenues	59,607	30,717	11,184
Total homebuilding revenues	4,092,576	3,057,884	2,492,649
Financial services revenues	123,738	103,308	43,262
Total revenues	4,216,314	3,161,192	2,535,911
Homebuilding cost of revenues
Cost of home sales revenues	(3,056,048)	(2,468,133)	(2,040,241)
Cost of land sales and other revenues	(39,315)	(21,929)	(8,130)
Total homebuilding cost of revenues	(3,095,363)	(2,490,062)	(2,048,371)
Financial services costs	(72,578)	(54,797)	(32,575)
Selling, general and administrative	(389,610)	(341,710)	(301,525)
Loss on debt extinguishment	(14,458)	—	(10,832)
Inventory impairment and other	(41)	(2,172)	(4,783)
Other income (expense)	(3,142)	(2,211)	(5,190)
Income before income tax expense	641,122	270,240	132,635
Income tax expense	(142,618)	(64,083)	(19,641)
Net income	$498,504	$206,157	$112,994

Earnings per share:
Basic	$14.79	$6.19	$3.66
Diluted	$14.47	$6.13	$3.62
Weighted average common shares outstanding:
Basic	33,706,782	33,312,554	30,886,382
Diluted	34,444,918	33,610,098	31,186,952

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

			Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	30,155	$302	$595,037	$264,020	$859,359
Issuance of common stock, net	2,717	27	79,025	—	79,052
Repurchases of common stock	(83)	(1)	(1,438)	—	(1,439)
Vesting of restricted stock units	430	4	(4)	—	—
Withholding of common stock upon vesting of restricted stock units	(152)	(1)	(3,582)	—	(3,583)
Stock-based compensation expense	—	—	15,316	—	15,316
Net income	—	—	—	112,994	112,994
Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Vesting of restricted stock units	454	5	(5)	—	—
Withholding of common stock upon vesting of restricted stock units	(170)	(2)	(5,098)	—	(5,100)
Stock-based compensation expense	—	—	18,334	—	18,334
Other	—	—	(385)	—	(385)
Net income	—	—	—	206,157	206,157
Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of restricted stock units and issuance of unrestricted common stock awards	675	7	(7)	—	—
Withholding of common stock upon vesting of restricted stock units	(265)	(3)	(13,723)	—	(13,726)
Stock-based compensation expense	—	—	14,377	—	14,377
Cash dividends declared	—	—	158	(15,350)	(15,192)
Other	—	—	(160)	—	(160)
Net income	—	—	—	498,504	498,504
Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$498,504	$206,157	$112,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,912	13,141	13,382
Stock-based compensation expense	14,377	18,334	15,316
Fair value of mortgage loans held for sale and other	5	(7,145)	(1,566)
Loss on debt extinguishment	14,458	—	10,832
Inventory impairment and other	41	2,172	4,783
Deferred income taxes	(8,701)	(1,861)	3,174
Loss on disposition of assets	1,483	1,425	361
Changes in assets and liabilities:
Cash held in escrow	(29,148)	12,159	(10,964)
Accounts receivable	(5,763)	5,657	(13,974)
Inventories	(580,365)	94,498	(129,024)
Mortgage loans held for sale	(72,378)	(90,248)	(72,853)
Prepaid expenses and other assets	(76,478)	3,142	43,108
Accounts payable	(23,033)	22,918	(5,113)
Accrued expenses and other liabilities	54,933	60,229	(39,263)
Net cash provided by (used in) operating activities	(201,153)	340,578	(68,807)
Investing activities
Purchases of property and equipment	(11,576)	(9,004)	(16,797)
Proceeds from sale of property and equipment and intangible asset	2,666	482	2,410
Proceeds from secured note receivable and other	2,434	117	104
Net cash used in investing activities	(6,476)	(8,405)	(14,283)
Financing activities
Borrowings under revolving credit facilities	30,000	678,000	1,548,500
Payments on revolving credit facilities	(30,000)	(746,700)	(1,682,300)
Proceeds from issuance of senior notes due 2029	500,000	—	—
Extinguishment of senior notes due 2025	(411,752)	—	—
Proceeds from issuance of senior notes due 2027	—	—	500,000
Extinguishment of senior notes due 2022	—	—	(391,942)
Proceeds from issuance of insurance premium notes and other	21,484	5,778	13,719
Principal payments on insurance premium notes and other	(15,532)	(8,769)	(20,237)
Debt issuance costs	(6,159)	(392)	(6,140)
Net proceeds from mortgage repurchase facilities	72,826	84,955	69,540
Net proceeds from issuances of common stock	—	—	79,052
Withholding of common stock upon vesting of restricted stock units	(13,726)	(5,100)	(3,583)
Repurchases of common stock under stock repurchase program	—	—	(1,439)
Dividend payments	(15,192)	—	—
Other	(160)	(385)	—
Net cash provided by financing activities	131,789	7,387	105,170
Net increase (decrease)	$(75,840)	$339,560	$22,080
Cash and cash equivalents and Restricted cash
Beginning of period	398,081	58,521	36,441
End of period	$322,241	$398,081	$58,521
Supplemental cash flow disclosure
Cash paid for income taxes	$155,590	$48,789	$26,936
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$316,310	$394,001	$55,436
Restricted cash (Note 6)	5,931	4,080	3,085
Cash and cash equivalents and Restricted cash	$322,241	$398,081	$58,521

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021, 2020 and 2019

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in metropolitan areas in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Additionally, our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our home buyers have been identified as our Financial Services segment.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (which we refer to as “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Cash Held in Escrow

Cash held in escrow consists of amounts related to the proceeds from home closings held for our benefit in escrow, which are typically held for a few days.

Accounts Receivable

Accounts receivable primarily consists of rebates receivables, receivables under insurance policies, and income tax receivables.

We periodically review the collectability of our accounts receivable, and, if it is determined that a receivable might not be fully collectible, an allowance is recorded for the amount deemed uncollectible.

Inventories and Cost of Sales

We capitalize pre-acquisition, land, development, and other allocated costs, including interest, during development, periods of entitlement, and home construction.

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

When estimating cash flows of a community, we make various assumptions, including the following: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace based on local housing market conditions, competition, and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; and (iv) alternative uses for the property. For the year ended December 31, 2021, we recorded nominal impairment charges on one community and for the year ended December 31, 2020, we recorded impairment charges on four communities totaling $2.2 million. Inventory impairments are included in inventory impairment and other in our consolidated statements of operations.

Home Sales Revenues and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets. Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a home buyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $56.8 million and $30.6 million at December 31, 2021 and December 31, 2020, respectively.

Performance Deposits

We are occasionally required to make a land, bond, and utility deposit as each new development is started. These amounts typically are refundable as each home is delivered. Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheet.

Lot Option and Escrow Deposits

We enter into lot option and purchase agreements with unrelated parties to acquire lots for the construction of homes. Under these agreements, we have paid deposits, which in many cases are non-refundable, in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Lot option and escrow deposits are included in prepaid expenses and other assets on the consolidated balance sheet.

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

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

	Years
Leasehold improvements, furniture and fixtures, and other	2	-	40	years
Machinery and equipment	3	-	25	years
Model furnishings	2	-	3	years
Computer hardware and software	1	-	5	years

Mortgage Loans Held for Sale and Revenue Recognition

Mortgage loans held for sale, mortgage servicing rights, mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), and the derivative instruments used to economically hedge our interest rate risk, which are typically forward commitments on mortgage-backed securities, forward commitments, and investor commitments, are carried at fair value. Changes in fair value are reflected in financial services revenue on the consolidated statements of operations. Management believes carrying loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans, interest rate lock commitments, and the derivative instruments used to economically hedge them.

Also included in financial services revenue are gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and loan origination fees. Loan origination fees represent revenue earned from originating mortgage loans, which generally represent a flat per loan fee based on a percentage of the original principal loan balance, as well as discount points to reduce interest rates, and are recognized at the time the mortgage loans are funded.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We value our restricted stock units and awards in the form of unrestricted shares of common stock equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2021, 2020, and 2019 have three-year performance-based metrics measured over performance periods ending on December 31 of each three-year period. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company records a corresponding valuation allowance against the deferred tax asset. As of December 31, 2021 and 2020, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statements of operations. As of December 31, 2021 and 2020 we had no reserves for uncertain tax positions.

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

As of December 31, 2021 and 2020, we determined our goodwill was not impaired.

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

As a result of our analysis, we determined that as of December 31, 2021 and 2020, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract. As of December 31, 2021 and 2020, we had non-refundable cash deposits totaling $38.1 million and $31.3 million, respectively, classified in prepaid expenses and other assets in our consolidated balance sheets for land option contracts. The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2021 and 2020, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $7.7 million, $11.3 million and $17.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Advertising and marketing costs are included in selling, general and administrative on the consolidated statement of operations.

Self-Insurance

We maintain general liability insurance coverage, including coverage for certain construction defects. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the costs that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in other accrued liabilities within accrued expenses and other liabilities on the consolidated balance sheets, are based on third party actuarial analyses of our historical claims and industry data, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. As of December 31, 2021, our accrual for incurred but not reported construction defect claims was $5.1 million. As of December 31, 2020, we had no accrual recorded for incurred but not reported construction defect claims.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update (which we refer to as “ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (which we refer to as “ASU 2019-12”). The standard simplifies the accounting for income taxes, eliminates certain exceptions, and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. We adopted this standard on January 1, 2021 with no material effect on the consolidated financial statements and related disclosures.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our Century Complete brand currently has operations in 11 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

The management of our four Century Communities geographic regions and Century Complete reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company. The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, Ohio, South Carolina and Texas)

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

The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
West	$1,022,523	$683,138	$534,613
Mountain	1,151,911	860,041	729,045
Texas	481,915	339,346	252,921
Southeast	663,728	672,790	548,661
Century Complete	772,499	502,569	427,409
Financial Services	123,738	103,308	43,262
Corporate	—	—	—
Total revenue	$4,216,314	$3,161,192	$2,535,911

Income (loss) before income tax expense:
West	$213,301	$71,417	$43,027
Mountain	212,335	114,722	89,201
Texas	68,565	34,694	25,866
Southeast	92,420	57,181	31,435
Century Complete	109,213	33,449	22,044
Financial Services	51,160	48,511	10,687
Corporate	(105,872)	(89,734)	(89,625)
Total income before income tax expense	$641,122	$270,240	$132,635

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2021	2020
West	$668,830	$536,907
Mountain	1,008,481	778,198
Texas	322,302	207,746
Southeast	360,644	329,930
Century Complete	371,096	218,604
Financial Services	533,159	421,153
Corporate	232,364	352,555
Total assets	$3,496,876	$2,845,093

Corporate assets include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventory

Inventory included the following (in thousands):

	December 31,	December 31,
	2021	2020
Homes under construction	$1,188,270	$1,040,584
Land and land development	1,214,965	828,242
Capitalized interest	53,379	60,838
Total inventories	$2,456,614	$1,929,664

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire. Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $164.3 million and $172.3 million at December 31, 2021 and 2020, respectively, and carried a weighted average interest rate of approximately 3.3% and 2.8%, respectively. As of December 31, 2021 and 2020, Inspire had mortgage loans held for sale with an aggregate fair value of $353.1 million and $282.6 million, respectively, and an aggregate outstanding principal balance of $342.0 million and $269.6 million, respectively. Our net gains on the sale of mortgage loans were $85.3 million, $87.6 million and $32.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in financial services revenue on the consolidated statements of operations. Interest rate risks related to mortgage loans held for sale and interest rate lock commitments are typically mitigated by utilizing forward commitments on mortgage-backed securities, forward commitments, and investor commitments to protect the value from fluctuations in mortgage-related interest rates.

5. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2021	2020
Land	$—	$2,245
Leasehold improvements, furniture and fixtures, and other	10,038	10,478
Machinery and equipment	11,470	11,752
Model furnishings	24,427	27,109
Computer hardware and software	17,227	13,572
	63,162	65,156
Less accumulated depreciation	(38,223)	(36,772)
Total property and equipment, net	$24,939	$28,384

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid insurance	$37,814	$18,699
Lot option and escrow deposits	61,649	39,985
Performance deposits	11,196	9,372
Deferred financing costs on revolving line of credit, net	5,135	3,206
Restricted cash (1)	5,931	4,080
Secured note receivable	—	2,434
Right of use assets	16,939	16,175
Other assets and prepaid expenses	28,322	8,082
Mortgage loans held for investment	13,456	8,727
Derivative assets and mortgage servicing rights	19,645	11,870
Total prepaid expenses and other assets	$200,087	$122,630

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2021	2020
Earnest money deposits	$56,811	$30,578
Warranty reserve	13,343	13,824
Accrued compensation costs	81,604	60,692
Land development and home construction accruals	88,155	80,088
Liability for product financing arrangements	—	62,084
Accrued interest	9,653	13,649
Lease liabilities - operating leases	17,359	16,801
Income taxes payable	1,684	3,118
Derivative liabilities	359	3,807
Other accrued liabilities	47,909	18,110
Total accrued expenses and other liabilities	$316,877	$302,751

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $5.4 million, $2.4 million and $1.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, which is included as a reduction to cost of home sales revenues on our consolidated statements of operations.  Changes in our warranty accrual for the years ended December 31, 2021, 2020 and 2019 are detailed in the table below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$13,824	$9,731	$7,970
Warranty expense provisions	10,512	9,592	7,727
Payments	(5,615)	(3,056)	(4,024)
Warranty adjustment	(5,378)	(2,443)	(1,942)
Ending balance	$13,343	$13,824	$9,731

9. Debt

Our outstanding debt obligations included the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
3.875% senior notes, due August 2029(1)	$494,117	$—
6.750% senior notes, due May 2027(1)	495,581	494,768
5.875% senior notes, due July 2025(1)	—	396,821
Other financing obligations	9,238	3,286
Notes payable	998,936	894,875
Revolving line of credit	—	—
Mortgage repurchase facilities	331,876	259,050
Total debt	$1,330,812	$1,153,925

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

Issuance of 3.875% Senior Notes Due 2029

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% Senior Notes due 2029 (which we refer to as the “2029 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”). The 2029 Notes were issued under an Indenture, dated as of August 23, 2021, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “August 2021 Indenture,” as it may be supplemented or amended from time to time). The 2029 Notes were issued at 100% of their principal amount and we received proceeds of $493.8 million, net of $6.2 million in issuance costs. The August 2021 Indenture contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2029 Notes is due August 2029, with interest only payments due semi-annually in February and August of each year, beginning on February 15, 2022.

As of December 31, 2021, the aggregate obligation, inclusive of unamortized financing costs on the 2029 Notes was $494.1 million. The issuance of the 2029 Notes, along with the redemption and extinguishment of our 5.875% Senior Notes due 2025 discussed below, effectively extended the maturity of our senior notes by more than four years, increased the aggregate principal amount by $100.0 million and reduced our weighted average rate on our senior notes by approximately 105 basis points.

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

As of December 31, 2021, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2027, was $495.6 million.

Redemption and Extinguishment of 5.875% Senior Notes Due 2025

During the year ended December 31, 2021, we redeemed $400.0 million in outstanding principal of our 5.875% Senior Notes due 2025 at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest, totaling $414.8 million. The redemption transaction resulted in a $14.5 million loss on debt extinguishment in our consolidated statement of operations.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “Credit Facility”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum.

As of December 31, 2021, no amounts were outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018 and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to $400 million as of December 31, 2021, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through August 23, 2022 and bear a weighted average interest rate of 2.13%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31,

2021 and 2020, we had $331.9 million and $259.1 million outstanding under these Repurchase Facilities, respectively, and were in compliance with all covenants thereunder.

During the years ended December 31, 2021 and 2020, we incurred interest expense on our Repurchase Facilities of $2.1 million and $3.0 million, respectively, which are included in financial services costs on our consolidated statements of operations.

Other Financing Obligations

As of December 31, 2021, we had no outstanding land development notes and $9.2 million of outstanding insurance premium notes, compared to $2.0 million of outstanding land development notes and $1.3 million outstanding insurance premium notes as of December 31, 2020.

Aggregate annual maturities of debt as of December 31, 2021 are as follows (in thousands):

2022	$341,114
2023	—
2024	—
2025	—
2026	—
Thereafter	1,000,000
Total	1,341,114
Less: Discount and deferred financing costs, net on senior notes	(10,302)
Carrying amount	$1,330,812

During the years ended December 31, 2021 and 2020, we paid approximately $59.2 million and $66.8 million, respectively, in interest expense payments.

10. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2021, 2020, and 2019, we capitalized all interest costs incurred during these periods, except for interest incurred on our mortgage repurchase facilities.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest capitalized beginning of period	$60,838	$67,069	$53,842
Interest capitalized during period	59,387	65,771	74,377
Less: capitalized interest in cost of sales	(66,846)	(72,002)	(61,150)
Interest capitalized end of period	$53,379	$60,838	$67,069

11. Income Taxes

Our income tax expense for the years ended December 31, 2021, 2020 and 2019 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$120,448	$51,741	$9,113
State and local	30,871	14,203	7,354
Total current	151,319	65,944	16,467
Deferred
Federal	(7,151)	(1,375)	2,528
State and local	(1,550)	(486)	646
Total deferred	(8,701)	(1,861)	3,174
Income tax expense	$142,618	$64,083	$19,641

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2021, 2020, and 2019, to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2021	2020	2019
Statutory income tax expense	$134,636	$56,730	$27,844
State income tax expense, net of federal income tax expense	24,123	11,153	5,483
Executive compensation	3,520	4,566	4,123
Excess tax benefits upon vesting of share based payment awards	(764)	(108)	(252)
Federal energy credits	(16,451)	(8,549)	(17,256)
State tax credits	(1,220)	(900)	—
Other	(1,226)	1,191	(301)
Income tax expense	$142,618	$64,083	$19,641

Income tax expense for the years ended December 31, 2021, 2020, and 2019 was impacted by benefits of $16.5 million, $8.5 million, and $17.3 million, respectively, associated with the Energy Efficient Home Credit under Internal Revenue Code Section 45L (which we refer to as “Federal Energy Credits”). The Federal Energy Credits provide eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute. On December 27, 2020, an extension of the Federal Energy Credits was enacted into law, extending the current provisions through December 31, 2021, and no similar legislation has been enacted as of the date of this Form 10-K, and it is uncertain whether an extension or similar tax credit will be adopted or available in the future or the scope of any modified program requirements.

Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences. Temporary differences arise when revenues and expenses for financial reporting are recognized for tax purposes in a different period. ASC 740 requires that a valuation allowance be recorded against deferred tax assets unless it is more likely than not that the deferred tax assets will be utilized. As a result of this analysis, the Company has not recorded a valuation allowance against its deferred tax assets. The Company will continue to evaluate the need to record valuation allowances against deferred tax assets and will make adjustments in accordance with the accounting standard.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Warranty reserves	$3,265	$3,389
Stock-based compensation	770	841
Accrued compensation and other	16,151	9,949
Inventories, additional costs capitalized for tax	6,959	2,028
Lease liabilities	4,433	4,245
Other	2,205	1,794
Deferred tax asset	33,783	22,246

Deferred tax liabilities
Prepaid expenses	(246)	(141)
Property and equipment	(4,801)	(4,658)
Mortgage servicing rights	(3,352)	(1,009)
Right of use assets	(4,145)	(3,988)
Deferred tax liability	(12,544)	(9,796)
Net deferred tax asset	$21,239	$12,450

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2021 and 2020, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2016 through 2021.

12. Fair Value Disclosures

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

•Mortgage loans held for sale – Fair value is based on quoted market prices for committed and uncommitted mortgage loans.

•Derivative assets and liabilities – Derivative assets are interest rate lock commitments and derivative liabilities are associated with forward commitments and investor commitments on loans. Fair value is based on market prices for similar instruments.

Level 3 – Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.

•Mortgage servicing rights – The fair value of the mortgage servicing rights is calculated using third-party valuations. The key assumptions, which are generally unobservable inputs, used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service.

•Mortgage loans held for investment – The fair value of mortgage loans held for investment is calculated based on Level 3 analysis which incorporates information including the value of underlying collateral, from markets where there is little observable trading activity.

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020, and the changes in the fair value of the Level 3 assets during the years ended December 31, 2021 and 2020:

			December 31,	December 31,
	Balance Sheet Classification	Hierarchy	2021	2020

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$353,063	$282,639
Mortgage loans held for investment (1)	Prepaid expenses and other assets	Level 3	$13,456	$8,727
Derivative assets	Prepaid expenses and other assets	Level 2	$5,944	$7,755
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$13,701	$4,115
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$359	$3,807

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment include the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 8.5%, 9.9%, and $0.085 per year per loan, respectively as of December 31, 2021 and 10.4%, 9.8%, and $0.084 per year per loan, respectively, as of December 31, 2020. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements:

	Year Ended December 31,

Mortgage servicing rights	2021	2020
Beginning of period	$4,115	$—
Originations	10,295	4,115
Settlements	(920)	—
Changes in fair value	211	—
End of period	$13,701	$4,115

	Year Ended December 31,
Mortgage loans held for investment	2021	2020
Beginning of period	$8,727	$3,385
Transfers from loans held for sale	7,075	7,050
Settlements	(2,235)	(1,525)
Reduction in unpaid principal balance	(213)	(111)
Changes in fair value	102	(72)
End of period	$13,456	$8,727

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$316,310	$316,310	$394,001	$394,001
Secured notes receivable (1)	Level 2	$—	$—	$2,434	$2,448
3.875% senior notes (2)(3)	Level 2	$494,117	$504,375	$—	$—
5.875% senior notes (2)(3)	Level 2	$—	$—	$396,821	$417,500
6.750% senior notes (2)(3)	Level 2	$495,581	$526,875	$494,768	$533,750
Revolving line of credit(4)	Level 2	$—	$—	$—	$—
Other financing obligations(4)(5)	Level 3	$9,238	$9,238	$3,286	$3,286
Mortgage repurchase facilities(4)	Level 2	$331,876	$331,876	$259,050	$259,050

(1)

During the year ended December 31, 2021, the secured note receivable was paid in full at $2.4 million. Prior year estimated fair value of the secured note receivable was based on cash flow models discounted at market interest rates which considered the underlying risks of the note.

(2)	Estimated fair value of the senior notes is based on recent trading activity in inactive markets.
(3)

Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of December 31, 2021, these amounts totaled $5.9 million and $4.4 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2020, these amounts totaled $5.2 million and $3.2 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(4)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(5)

Insurance premium notes included in other financing obligations bore interest rates ranging from 2.99% to 3.24% during the year ended December 31, 2021 from 3.20% to 3.24% during the year ended December 31, 2020.

During the year ended December 31, 2021, we recorded nominal impairment charges for one community. During the year ended December 31, 2020, we determined that inventory with a carrying value before impairment of $12.0 million within four communities across our Texas and Century Complete segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $2.2 million to reflect the estimated fair value of the communities of $9.8 million. The estimated fair value of the communities was determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Leases

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

We primarily enter into operating leases for the right to use office space and computer and office equipment, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. We include renewal terms in the lease term when it is reasonably certain that we will exercise the option. We establish a right of use asset and a lease liability at the commencement date of the lease based on the present value of future minimum lease payments. As the rate implicit in each lease is not readily determinable, we utilize our incremental borrowing rate in determining the present value of future minimum payments. Our incremental borrowing rate is determined based on information available at the commencement date. We account for the lease components and non-lease components as a single lease component. As of December 31, 2021, the Company had $16.9 million and $17.4 million recognized as a right of use asset and lease liability, respectively, which are presented on the consolidated balance sheet within prepaid expenses and other assets and accrued expenses and other liabilities, respectively. As of December 31, 2020, the Company had $16.2 million and $16.8 million recognized as a right of use asset and lease liability, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on our consolidated balance sheet.

Under ASC 842, operating lease expense is recognized on a straight-line basis over the lease term. Operating lease expense was $7.3 million and $6.5 million for the years ended December 31, 2021 and 2020, respectively, which are presented on the consolidated statement of operations within selling, general, and administrative expense.

Information related to the Company’s right of use asset and lease liability were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for operating lease liabilities	$6,768	$6,074
Right of use assets obtained in exchange for new operating lease obligations	$6,712	$2,815
Weighted-average remaining lease term	3.21 yrs	3.52 yrs
Weighted-average discount rate	4.65%	5.64%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$5,989
2023	5,893
2024	4,427
2025	1,775
2026	587
Thereafter	17
Total	$18,688
Less: discount	(1,329)
Total lease liabilities	$17,359

14. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees. The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2021, 2020 and 2019 were $3.2 million, $2.5 million and $1.9 million, respectively.

15. Stock-Based Compensation

During the years ended December 31, 2021, 2020 and 2019, we granted performance share units (which we refer to as “PSUs”) covering up to 0.2 million, 0.3 million, and 0.3 million shares of common stock, respectively in each year, assuming maximum level of performance, with grant date fair values of $58.28, $26.38, and $22.01, respectively, per share that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year pre-tax income performance goal. During the year ended December 31, 2021, 0.3 million PSUs of common stock vested that were granted in 2018. Approximately 0.8 million shares will vest in 2022 to 2024 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.   During the years ended December 31, 2021, 2020 and 2019, we also granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million, 0.4 million and 0.6 million shares of common stock, respectively, with grant date fair values of $53.21, $30.44 and $23.85 per share, respectively, that vest over a 1 to 3 year period. During the year ended December 31, 2021, we granted 7.0 thousand shares of common stock on an unrestricted basis (which we refer to as “stock awards”) with grant date fair values of $78.30 to our non-employee directors.

The following table summarizes the activity of our PSUs, RSUs, and stock awards for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	1,462	$26.76	1,219	$24.64	846	$25.14
Granted	347	55.60	701	28.90	882	23.49
Vested	(675)	29.31	(454)	24.42	(430)	23.53
Forfeited	(30)	37.68	(4)	28.56	(79)	24.99
Outstanding, end of year	1,104	$31.48	1,462	$26.76	1,219	$24.64

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

As of December 31, 2021
Unvested units	1,104
Unrecognized compensation cost	$17,206
Weighted-average period to recognize compensation cost	1.69

During the years ended December 31, 2021, 2020 and 2019, the Company recognized stock-based compensation expense of $14.4 million, $18.3 million and $15.3 million, respectively, which is generally included in selling, general and administrative on the consolidated statements of operations.

16. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2021, and 2020, there were 33.8 million and 33.4 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.6 million shares. We issued 0.7 million and 0.5 million shares of common stock related to the vesting of RSUs and stock awards during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, approximately 0.7 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100.0 million available for sale as of December 31, 2021.  We did not sell or issue any shares of our common stock during the years ended December 31, 2021 and 2020. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the years ended December 31, 2021 and 2020, we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of December 31, 2021 was 3,812,939 shares. During the year ended December 31, 2019, we repurchased 83,000 shares of common stock under this program for approximately $1.4 million.

On May 19, 2021, our Board of Directors approved the initiation of a quarterly cash dividend. The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the year ended December 31, 2021 (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$0.15	$5,064
November 10, 2021	December 1, 2021	December 15, 2021	$0.15	$5,064

17. Earnings Per Share

During the years ended December 31, 2021, 2020 and 2019, we used the treasury stock method of calculating earnings per share (which we refer to as “EPS”) as our currently non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share information):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net income	$498,504	$206,157	$112,994
Denominator
Weighted average common shares outstanding - basic	33,706,782	33,312,554	30,886,382
Dilutive effect of restricted stock units	738,136	297,544	300,570
Weighted average common shares outstanding - diluted	34,444,918	33,610,098	31,186,952
Earnings per share:
Basic	$14.79	$6.19	$3.66
Diluted	$14.47	$6.13	$3.62

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.2 million, 0.8 million, and 0.6 million common stock unit equivalents from diluted earnings per share during the years ended December 31, 2021, 2020 and 2019 respectively, related to the PSUs for which performance conditions remained unsatisfied.

18. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of December 31, 2021 and 2020, we had $492.5 million and $402.7 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

19. Results of Quarterly Operations (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2021
Home sales revenues	$959,279	$1,004,789	$917,337	$1,151,564
Gross margin from home sales revenues	$202,772	$240,121	$235,325	$298,704
Income before income tax expense	$131,049	$152,134	$145,761	$212,177
Net income	$101,652	$117,910	$113,977	$164,965
Basic earnings per share	$3.03	$3.49	$3.38	$4.89
Diluted earnings per share	$3.00	$3.47	$3.31	$4.78

2020
Home sales revenues	$572,710	$747,415	$760,239	$946,803
Gross margin from home sales revenues	$102,183	$126,760	$132,875	$197,216
Income before income tax expense	$34,088	$50,103	$64,885	$121,164
Net income	$26,126	$38,450	$49,764	$91,817
Basic earnings per share	$0.79	$1.15	$1.49	$2.75
Diluted earnings per share	$0.78	$1.15	$1.48	$2.72