Form 10-Q
period 2022-03-31
Century Communities, Inc.
filed 2022-04-28
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

On April 22, 2022, 32,924,190 shares of common stock, par value $0.01 per share, were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)	(audited)
Cash and cash equivalents	$209,046	$316,310
Cash held in escrow	45,212	52,297
Accounts receivable	46,038	41,932
Inventories	2,680,195	2,456,614
Mortgage loans held for sale	198,985	353,063
Prepaid expenses and other assets	236,567	200,087
Property and equipment, net	27,791	24,939
Deferred tax assets, net	21,272	21,239
Goodwill	30,395	30,395
Total assets	$3,495,501	$3,496,876
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$91,520	$84,679
Accrued expenses and other liabilities	370,130	316,877
Notes payable	1,010,961	998,936
Revolving line of credit	—	—
Mortgage repurchase facilities	193,028	331,876
Total liabilities	1,665,639	1,732,368
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 33,038,361 and 33,760,940 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	330	338
Additional paid-in capital	627,447	697,845
Retained earnings	1,202,085	1,066,325
Total stockholders' equity	1,829,862	1,764,508
Total liabilities and stockholders' equity	$3,495,501	$3,496,876

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Homebuilding revenues
Home sales revenues	$988,415	$959,279
Land sales and other revenues	1,630	15,670
Total homebuilding revenues	990,045	974,949
Financial services revenues	26,305	33,620
Total revenues	1,016,350	1,008,569
Homebuilding cost of revenues
Cost of home sales revenues	(709,073)	(756,507)
Cost of land sales and other revenues	(846)	(10,020)
Total homebuilding cost of revenues	(709,919)	(766,527)
Financial services costs	(15,154)	(18,301)
Selling, general and administrative	(101,639)	(92,151)
Other income (expense)	(862)	(541)
Income before income tax expense	188,776	131,049
Income tax expense	(46,280)	(29,397)
Net income	$142,496	$101,652

Earnings per share:
Basic	$4.25	$3.03
Diluted	$4.20	$3.00
Weighted average common shares outstanding:
Basic	33,530,610	33,563,903
Diluted	33,942,234	33,884,275

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$142,496	$101,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,606	2,806
Stock-based compensation expense	4,064	3,019
Fair value of mortgage loans held for sale and other	4,443	(15)
Deferred income taxes	(33)	(2,763)
Loss on disposition of assets	384	329
Changes in assets and liabilities:
Cash held in escrow	7,085	(31,071)
Accounts receivable	3,669	(3,075)
Inventories	(193,451)	63,586
Mortgage loans held for sale	144,361	(25,662)
Prepaid expenses and other assets	(28,084)	(14,900)
Accounts payable	8,720	(23,533)
Accrued expenses and other liabilities	13,173	25,747
Net cash provided by operating activities	109,433	96,120
Investing activities
Purchases of property and equipment	(5,841)	(2,913)
Other investing activities	750	27
Net cash used in investing activities	(5,091)	(2,886)
Financing activities
Borrowings under revolving credit facilities	141,500	—
Payments on revolving credit facilities	(141,500)	—
Proceeds from issuance of insurance premium notes and other	16,863	4,124
Principal payments on insurance premium notes and other	(5,235)	(1,602)
Net (payments) proceeds for mortgage repurchase facilities	(138,848)	26,000
Withholding of common stock upon vesting of stock-based compensation awards	(12,138)	(12,177)
Repurchases of common stock under stock repurchase program	(62,377)	—
Dividend payments	(6,657)	—
Other	(34)	(30)
Net cash (used in) provided by financing activities	(208,426)	16,315
Net (decrease) increase	$(104,084)	$109,549
Cash and cash equivalents and Restricted cash
Beginning of period	322,241	398,081
End of period	$218,157	$507,630
Supplemental cash flow disclosure
Cash (refunds) paid for income taxes	$(893)	$10
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$209,046	$502,906
Restricted cash (Note 5)	9,111	4,724
Cash and cash equivalents and Restricted cash	$218,157	$507,630

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards	480	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(190)	(3)	(12,135)	—	(12,138)
Repurchases of common stock	(1,013)	(10)	(62,367)	—	(62,377)
Stock-based compensation expense	—	—	4,064	—	4,064
Cash dividends declared and dividend equivalents	—	—	79	(6,736)	(6,657)
Other	—	—	(34)	—	(34)
Net income	—	—	—	142,496	142,496
Balance at March 31, 2022	33,038	$330	$627,447	$1,202,085	$1,829,862

Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of stock-based compensation awards	601	6	(6)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(244)	(3)	(12,174)	—	(12,177)
Stock-based compensation expense	—	—	3,019	—	3,019
Other	—	—	(30)	—	(30)
Net income	—	—	—	101,652	101,652
Balance at March 31, 2021	33,708	$337	$688,009	$684,823	$1,373,169

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand targets a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. We now have six states where both Century brands have a presence, and we believe there are more opportunities for increased penetration within our over 45 high-growth markets to enable both brands to benefit from increased scale and enhanced operational efficiencies.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 3, 2022.

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

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, Ohio, South Carolina, and Texas)

We have identified our Financial Services operations, which provide mortgage, title, and insurance services to our homebuyers, as a sixth reportable segment. Our Corporate operations are a non-operating segment, as they serve to support our homebuilding, and to a lesser extent our Financial Services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments.

The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
West	$262,710	$185,826
Mountain	281,360	305,313
Texas	124,577	87,735
Southeast	149,600	220,406
Century Complete	171,798	175,669
Financial Services	26,305	33,620
Corporate	—	—
Total revenue	$1,016,350	$1,008,569

Income (loss) before income tax expense:
West	$71,242	$27,461
Mountain	56,999	51,980
Texas	20,570	8,531
Southeast	30,865	23,440
Century Complete	24,692	21,730
Financial Services	11,151	15,319
Corporate	(26,743)	(17,412)
Total income before income tax expense	$188,776	$131,049

The following table summarizes total assets by segment (in thousands):

	March 31,	December 31,
	2022	2021
West	$724,968	$668,830
Mountain	1,016,202	1,008,481
Texas	365,114	322,302
Southeast	401,522	360,644
Century Complete	424,854	371,096
Financial Services	396,178	533,159
Corporate	166,663	232,364
Total assets	$3,495,501	$3,496,876

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2022	2021
Homes under construction	$1,298,771	$1,188,270
Land and land development	1,326,172	1,214,965
Capitalized interest	55,252	53,379
Total inventories	$2,680,195	$2,456,614

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $230.7 million and $164.3 million at March 31, 2022 and December 31, 2021, respectively, and carried a weighted average interest rate of approximately 4.4% and 3.3%, respectively.  As of March 31, 2022 and December 31, 2021, Inspire had mortgage loans held for sale with an aggregate fair value of $199.0 million and $353.1 million, respectively, and an aggregate outstanding principal balance of $197.6 million and $342.0 million, respectively. Our net gains on the sale of mortgage loans were $0.7 million and $18.0 million for the three months ended March 31, 2022 and 2021, respectively, and are included in the financial services revenue on the condensed consolidated statements of operations. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program.

Mortgage loans held for sale, including the rights to service the mortgage loans, mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), as well as the derivative instruments used to economically hedge our interest rate risk, which are typically forward commitments on mortgage-backed securities and interest rate lock commitments, are carried at fair value. Management believes carrying loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Gains and losses from the changes in fair value are reflected in financial services revenue on the condensed consolidated statements of operations. Losses from the change in fair value for mortgage loans held for sale were $9.7 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively. Refer to Note 11 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$35,968	$37,814
Lot option and escrow deposits	67,068	61,649
Performance deposits	11,606	11,196
Deferred financing costs on revolving line of credit, net	5,411	5,135
Restricted cash (1)	9,111	5,931
Right of use assets	16,899	16,939
Other assets and prepaid expenses	46,362	28,322
Mortgage loans held for investment	16,509	13,456
Derivative assets and mortgage servicing rights	27,633	19,645
Total prepaid expenses and other assets	$236,567	$200,087

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2022	2021
Earnest money deposits	$65,553	$56,811
Warranty reserve	13,503	13,343
Accrued compensation costs	43,665	81,604
Land development and home construction accruals	115,940	88,155
Accrued interest	13,765	9,653
Lease liabilities - operating leases	17,555	17,359
Income taxes payable	46,036	1,684
Derivative liabilities	—	359
Other accrued liabilities	54,113	47,909
Total accrued expenses and other liabilities	$370,130	$316,877

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.6 million and $1.8 million during the three months ended March 31, 2022 and 2021, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three months ended March 31, 2022 and 2021 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$13,343	$13,824
Warranty expense provisions	1,902	2,298
Payments	(1,185)	(839)
Warranty adjustment	(557)	(1,803)
Ending balance	$13,503	$13,480

8. Debt

Our outstanding debt obligations included the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,310	$494,117
6.750% senior notes, due May 2027(1)	495,785	495,581
Other financing obligations	20,866	9,238
Notes payable	1,010,961	998,936
Revolving line of credit	—	—
Mortgage repurchase facilities	193,028	331,876
Total debt	$1,203,989	$1,330,812

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “Credit Facility”) of up to $800 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum.

As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Credit Facility, and we were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”), which were increased in 2020, provide Inspire with uncommitted repurchase facilities of up to $325 million as of March 31, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through August 23, 2022 and bear a weighted average interest rate of 2.17%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2022 and December 31, 2021, we had $193.0 million and $331.9 million outstanding under the Repurchase Facilities, respectively, and were in compliance with all covenants thereunder.

During the three months ended March 31, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $0.4 million and $0.8 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations.

9. Interest

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2022 and 2021, we capitalized all interest costs incurred during these periods, except for interest incurred on our Repurchase Facilities.

Our interest costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest capitalized beginning of period	$53,379	$60,838
Interest capitalized during period	14,019	15,048
Less: capitalized interest in cost of sales	(12,146)	(18,377)
Interest capitalized end of period	$55,252	$57,509

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2022 estimated annual effective tax rate, before discrete items, of 25.5% is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation which increased our rate by 0.8%.

For the three months ended March 31, 2022, our estimated annual rate of 25.5% was impacted by discrete items which had a net impact of decreasing our rate by 1.0%, including excess tax benefits for vested stock-based compensation and federal energy tax credits claimed on prior year home deliveries in excess of previous estimates.

Our estimated annual rate for the three months ended March 31, 2022 of 25.5% increased by 330 basis points as compared to our effective tax rate for the year ended December 31, 2021 of 22.2%.  The increase in our estimated rate is driven by the expiration of the

Energy Efficient Home Credit on December 31, 2021.  The Energy Efficient Home Credit provided a $2,000 tax credit for each home delivered that met the energy saving and certification requirements under the statute.

For the three months ended March 31, 2022 and 2021, we recorded income tax expense of $46.3 million and $29.4 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, respectively (in thousands):

			March 31,	December 31,
	Balance Sheet Classification	Hierarchy	2022	2021

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$198,985	$353,063
Mortgage loans held for investment (1)	Prepaid expenses and other assets	Level 3	$16,509	$13,456
Derivative assets	Prepaid expenses and other assets	Level 2	$9,583	$5,944
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$18,050	$13,701
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$359

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 7.1%, 9.9%, and $0.090 per year per loan, respectively as of March 31, 2022, and 8.5%, 9.9%, and $0.085 per year per loan, respectively, as of December 31, 2021. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Mortgage servicing rights	2022	2021
Beginning of period	$13,701	$4,115
Originations	3,406	3,882
Settlements	(305)	(126)
Changes in fair value	1,248	378
End of period	$18,050	$8,249

	Three Months Ended March 31,
Mortgage loans held-for-investment	2022	2021
Beginning of period	$13,456	$8,727
Transfers from loans held for sale	4,166	1,400
Settlements	(975)	—
Reduction in unpaid principal balance	(64)	(49)
Changes in fair value	(74)	—
End of period	$16,509	$10,078

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at March 31, 2022 and December 31, 2021, respectively (in thousands).

		March 31, 2022		December 31, 2021

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$209,046	$209,046	$316,310	$316,310
3.875% senior notes (1)(2)	Level 2	$494,310	$446,250	$494,117	$504,375
6.750% senior notes (1)(2)	Level 2	$495,785	$515,000	$495,581	$526,875
Revolving line of credit(3)	Level 2	$—	$—	$—	$—
Other financing obligations(3)(4)	Level 3	$20,866	$20,866	$9,238	$9,238
Mortgage repurchase facilities(3)	Level 2	$193,028	$193,028	$331,876	$331,876

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of March 31, 2022, these amounts totaled $5.7 million and $4.2 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2021, these amounts totaled $5.9 million and $4.4 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(4)Other financing obligations included insurance premium notes and certain secured borrowings and generally bore interest rates ranging from 2.40% to 3.24% during the period ended March 31, 2022 and from 2.99% to 3.24% during the period ended December 31, 2021.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three months ended March 31, 2022 and 2021, respectively. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

12. Stock-Based Compensation

During the three months ended March 31, 2022 and 2021, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million and 0.2 million shares of common stock, respectively, assuming maximum level of performance, with a grant date fair value of $55.93 and $58.28 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to up to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the three months ended March 31, 2022 and 2021, we issued 0.3 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 0.9 million shares will vest in 2022 to 2024 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.  During the three months ended March 31, 2022 and 2021, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $64.37 and $52.74 per share, respectively, that primarily vest over a three year period.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

As of March 31, 2022
Unvested units	1,026
Unrecognized compensation cost	$34,672
Weighted-average period to recognize compensation cost	1.97

During the three months ended March 31, 2022 and 2021, we recognized stock-based compensation expense of $4.1 million and $3.0 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2022 and December 31, 2021, there were 33.0 million and 33.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 10, 2017, our stockholders approved the adoption of the Century Communities, Inc. 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”), which replaced our First Amended & Restated 2013 Long-Term Incentive Plan.  We had reserved a total of 1.8 million shares of our common stock for issuance under our First Amended & Restated 2013 Long-Term Incentive Plan, of which approximately 0.6 million shares rolled over into the 2017 Incentive Plan when it became effective. On May 8, 2019, our stockholders approved the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “Amended 2017 Incentive Plan”), which increased the number of shares of our common stock authorized for issuance under the 2017 Incentive Plan by an additional 1.6 million shares. We issued 0.5 million and 0.6 million shares of common stock related to the vesting and settlement of RSUs and PSUs during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, approximately 0.3 million shares of common stock remained available for issuance under the Amended 2017 Incentive Plan.

On May 19, 2021, our Board of Directors announced the approval of the initiation of a quarterly cash dividend. The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2022 (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657

Under the Amended 2017 Incentive Plan, at the discretion of the Compensation Committee of the Board of Directors, RSUs and PSUs granted under the plan have the right to earn dividend equivalents, which entitles the holders of such RSUs and PSUs to additional RSUs and PSUs equal to the same dividend value per share as holders of common stock. Dividend equivalents are subject to the same vesting and other terms and conditions as the underlying RSUs and PSUs.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100.0 million available for sale as of March 31, 2022.  We did not sell or issue any shares of our common stock during the three months ended March 31, 2022 and 2021, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. During the three months ended March 31, 2022, an aggregate of 1.0 million shares were repurchased for a total purchase price of approximately $62.4 million and a weighted average price of $61.52 per share. During the three months ended

March 31, 2021 we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of March 31, 2022 was 2,799,552 shares.

During the three months ended March 31, 2022 and 2021, shares of common stock at a total cost of $12.1 million and $12.2 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of publicly announced share repurchase programs.

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share information):

	Three Months Ended March 31,
	2022	2021
Numerator
Net income	$142,496	$101,652
Denominator
Weighted average common shares outstanding - basic	33,530,610	33,563,903
Dilutive effect of restricted stock units	411,624	320,372
Weighted average common shares outstanding - diluted	33,942,234	33,884,275
Earnings per share:
Basic	$4.25	$3.03
Diluted	$4.20	$3.00

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.6 million and 0.8 million common stock unit equivalents from diluted earnings per share during each of the three months ended March 31, 2022 and 2021, respectively, related to the PSUs for which performance conditions remained unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2022 and December 31, 2021, we had $528.9 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends. Some of the numbers included herein have been rounded for the convenience of presentation.

Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands.

Our Century Communities brand offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet and generally provides no option or upgrade opportunities. We now have six states where both Century brands have a presence and we believe there are more opportunities for increased penetration within our over 45 high-growth markets to enable both brands to benefit from increased scale and enhanced operational efficiencies.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 2,348 homes delivered during the first quarter of 2022, approximately 80% of our deliveries were made to entry-level homebuyers and approximately 97% of homes delivered were built as move-in ready homes.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the local economy and the macro-economic environment. Despite overall strong demand and sales of our homes during the first quarter of 2022, continued future demand is uncertain as economic conditions are uncertain, in particular with respect to inflation; the impact of raising the federal funds interest rate by the Federal Reserve; the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, financial markets, credit and mortgage markets; consumer confidence; interest rates; availability and cost of mortgage loans to homebuyers; wage growth; household formations; levels of new and existing homes for sale; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-Q. A decrease in demand for our homes would adversely affect our operating results in future periods, including our net sales, home deliveries, and average sales price, as well as have a direct effect on the origination volume of and revenues from our Financial Services segment. As a result, our past performance may not be indicative of future results.

Additionally, our operating results could be impacted by a decrease in home affordability as a result of price appreciation, mortgage interest rate increases or tightening of mortgage lending standards. While interest rates on 30-year fixed mortgages have risen in recent months, they still remain near historic lows and we believe housing demographics and buyer demand will continue to remain strong at least in the short term and that we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase. Subject to deteriorating market conditions, we believe our operations are well-positioned for future growth as a result of the markets in which we operate, our product offerings which span the home buying segment, but focus on affordable price points, and our current and future inventories of attractive land positions. As we have grown, we have continued to focus on maintaining prudent leverage, and, as a result, we believe we are well positioned to execute on our growth strategy in order to optimize stockholder returns.

Results of Operations

During the three months ended March 31, 2022, we generated total revenues of $1.0 billion, with home sales revenues of $988.4 million, an increase of 3.0% over the prior year period, and financial services revenue of $26.3 million, a decrease of 21.8% over the prior year period.  The increase in home sales revenue was fueled by a 22.7% increase in the average sales price per home to $421,000, partially offset by a 16.1% decrease in the number of homes delivered to 2,348 due to ongoing supply chain and labor challenges.  This increase in home sales revenue combined with a 720 basis point increase in homebuilding gross margin percent resulted in a $188.8 million in income before income tax expense, net income of $142.5 million, or $4.20 per diluted share, compared to $101.7 million, or $3.00 per diluted share in the prior year period, and driving our return on equity to 33.7% on an annualized basis for the first quarter of 2022. During the first quarter of 2022, we paid cash dividends to our stockholders of $0.20 per share, an increase of 33.0% over previously paid quarterly dividends. We also returned capital to our stockholders via share repurchases of 1.0 million shares for $62.4 million or a weighted average price of $61.52 per share.

As of March 31, 2022, we had a backlog of 5,247 homes, a 28.1% increase as compared to March 31, 2021, representing approximately $2.2 billion in sales value, a 37.4% increase as compared to March 31, 2021.

Driven by the continued strong demand for our homes through the first quarter of 2022, we ended the first quarter of 2022 with no amounts outstanding under our revolving line of credit, $209.0 million of cash and cash equivalents, $45.2 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 29.3%. Additionally, we increased our land acquisition and development activities during the first quarter of 2022 to bolster our lot pipeline and support future community growth, which resulted in 85,577 lots owned and controlled at March 31, 2022, a 48.7% increase as compared to March 31, 2021 and a 7.2% increase as compared to December 31, 2021. Although the trajectory and strength of our markets have continued to remain strong and allowed us to pass on higher costs through selling price increases and thereby positively affecting our margins during the first quarter of 2022, we continued to experience labor, land and raw material shortages and delays, and material and labor supply cost pressures, and elongated construction cycle times to build homes in many of our markets, caused in part by increased demand, global supply chain disruptions, inflation, and municipal and utility delays, that could negatively impact our sales and margins in future periods.

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021.

(in thousands, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Consolidated Statements of Operations:
Revenue
Home sales revenues	$988,415	$959,279	$29,136	3.0%
Land sales and other revenues	1,630	15,670	(14,040)	(89.6)%
Total homebuilding revenues	990,045	974,949	15,096	1.5%
Financial services revenues	26,305	33,620	(7,315)	(21.8)%
Total revenues	1,016,350	1,008,569	7,781	0.8%
Homebuilding cost of revenues
Cost of home sales revenues	(709,073)	(756,507)	47,434	(6.3)%
Cost of land sales and other revenues	(846)	(10,020)	9,174	(91.6)%
	(709,919)	(766,527)	56,608	(7.4)%
Financial services costs	(15,154)	(18,301)	3,147	(17.2)%
Selling, general, and administrative	(101,639)	(92,151)	(9,488)	10.3%
Other income (expense)	(862)	(541)	(321)	59.3%
Income before income tax expense	188,776	131,049	57,727	44.0%
Income tax expense	(46,280)	(29,397)	(16,883)	57.4%
Net income	$142,496	$101,652	$40,844	40.2%
Earnings per share:
Basic	$4.25	$3.03	$1.22	40.3%
Diluted	$4.20	$3.00	$1.20	40.0%
Adjusted diluted earnings per share(1)	$4.20	$3.00	$1.20	40.0%
Other Operating Information (dollars in thousands):
Number of homes delivered	2,348	2,797	(449)	(16.1)%
Average sales price of homes delivered	$421.0	$343.0	$78	22.7%
Homebuilding gross margin percentage(2)	28.3%	21.1%	7.2%	34.1%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	29.5%	23.1%	6.4%	27.7%
Backlog at end of period, number of homes	5,247	4,097	1,150	28.1%
Backlog at end of period, aggregate sales value	$2,170,865	$1,579,599	$591,266	37.4%
Average sales price of homes in backlog	$413.7	$385.6	$28.1	7.3%
Net new home contracts	2,944	3,455	(511)	(14.8)%
Selling communities at period end	197	188	9	4.8%
Average selling communities	198	194	4	2.1%
Total owned and controlled lot inventory	85,577	57,536	28,041	48.7%
Adjusted EBITDA(1)	$203,663	$152,121	$51,542	33.9%
Adjusted income before income tax expense(1)	$188,776	$131,049	$57,727	44.0%
Adjusted net income(1)	$142,496	$101,652	$40,844	40.2%
Net homebuilding debt to net capital (1)	29.3%	19.9%	9.4%	47.2%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage includes inventory impairment, which is included within inventory impairment and other on our condensed consolidated financial statements. No inventory impairments were recognized for the three months ended March 31, 2022 and 2021.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
West	396	319	$663.5	$582.4	$262,732	$185,790	$71,242	$27,461
Mountain	514	685	546.0	423.5	280,655	290,065	56,999	51,980
Texas	366	328	339.5	267.5	124,256	87,739	20,570	8,531
Southeast	366	568	408.4	387.5	149,477	220,081	30,865	23,440
Century Complete	706	897	242.6	195.8	171,295	175,604	24,692	21,730
Financial Services	—	—	—	—	—	—	11,151	15,319
Corporate	—	—	—	—	—	—	(26,743)	(17,412)
Total	2,348	2,797	$421.0	$343.0	$988,415	$959,279	$188,776	$131,049

West

During the three months ended March 31, 2022, our West segment generated income before income tax expense of $71.2 million, a 159.4% increase over the prior year period. This increase was driven by an increase in home sales revenue of $76.9 million and an increase of 1,234 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the three months ended March 31, 2022 was primarily generated by a 24.1% increase in the number of homes delivered, as well as a 13.9% increase in the average sales price per home.  During the three months ended March 31, 2022, the increase in the number of homes delivered was driven by favorable market dynamics across our markets, in the midst of ongoing supply chain and labor challenges. The average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Mountain

During the three months ended March 31, 2022, our Mountain segment generated income before income tax expense of $57.0 million, a 9.7% increase over the prior year period. This increase was driven by an increase of 239 basis points in the percentage of income before income tax expense to home sales revenues as a result of increased gross margins on home sales, partially offset by a decrease in home sales revenue of $9.4 million. The revenue decrease during the three months ended March 31, 2022 was primarily generated by a 25.0% decrease in the number of homes delivered, partially offset by a 28.9% increase in the average sales price per home.  During the three months ended March 31, 2022, the decrease in the number of homes delivered was driven by ongoing supply chain and labor challenges, and the average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Texas

During the three months ended March 31, 2022, our Texas segment generated income before income tax expense of $20.6 million, a 141.1% increase over the prior year period. This increase was driven by an increase in home sales revenue of $36.5 million and an increase of 683 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the three months ended March 31, 2022 was primarily generated by a 11.6% increase in the number of homes delivered, as well as a 26.9% increase in the average sales price per home.  During the three months ended March 31, 2022, the increase in the number of homes delivered was driven by favorable market dynamics across our markets, in the midst of ongoing supply chain and labor challenges. The average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics

Southeast

During the three months ended March 31, 2022, our Southeast segment generated income before income tax expense of $30.9 million, a 31.7% increase over the prior year period. This increase was driven by an increase of 1,000 basis points in the percentage of income before income tax expense to home sales revenues as a result of increased gross margins on home sales, partially offset by a decrease in home sales revenue of $70.6 million. The revenue decrease during the three months ended March 31, 2022 was primarily generated by a 35.6% decrease in the number of homes delivered, partially offset by a 5.4% increase in the average sales price per home.  During the three months ended March 31, 2022, the decrease in the number of homes delivered was driven ongoing supply chain and labor challenges, and the average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Century Complete

During the three months ended March 31, 2022, our Century Complete segment generated income before income tax expense of $24.7 million, a 13.6% increase over the prior year period. This increase was driven by an increase of 204 basis points in the percentage of income before income tax expense to home sales revenues as a result of increased gross margins on home sales, partially offset by a decrease in home sales revenue of $4.3 million. The revenue decrease during the three months ended March 31, 2022 was primarily generated by a 21.3% decrease in the number of homes delivered, partially offset by a 23.9% increase in the average sales price per home.  During the three months ended March 31, 2022, the decrease in the number of homes delivered was driven ongoing supply chain and labor challenges, and the average sales price increase was driven by the mix of deliveries within individual communities, as well as increased pricing power as a result of strong market dynamics.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. Our Financial Services segment generated income before income tax of $11.2 million for the three months ended March 31, 2022, a 27.2% decrease over the prior year period. This decrease was primarily the result of a $7.3 million decrease in financial services revenue during the three months ended March 31, 2022 compared to the prior year period, due to (1) a 33.9% decrease to 1,520 in the number of mortgages originated during the three months ended March 31, 2022, due to the decrease in the number of homes delivered by our Century Communities and Century Complete brands over the prior year period, and (2) reduced gain on sale margins on loans sold to third parties period over period due to market conditions driving increased interest rates.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Total originations:
Number of loans	1,520	2,301
Principal	$552,056	$709,291
Capture rate of Century homebuyers	77%	76%
Century Communities	81%	84%
Century Complete	64%	58%
Average FICO score	732	737
Century Communities	739	744
Century Complete	708	710

Loans sold to third parties:
Number of loans sold	1,959	2,279
Principal	$692,064	$681,157

Corporate

During the three months ended March 31, 2022, our Corporate segment generated a loss of $26.7 million as compared to a loss of $17.4 million for the same period in 2021. This increase in loss is primarily attributed to higher compensation costs, including estimated bonuses.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment and other. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three months ended March 31, 2022 to 28.3% as compared to 21.1% for the same period in 2021. This increase was driven by (1) the positive homebuilding sales environment across our markets, which resulted in increased demand, (2) our ability to increase sales price in excess of an increase in our labor and direct costs period over period, (3) benefits from our increased scale driving building efficiencies and streamlined production processes, and (4) the realization of less interest in cost of home sales revenue over the prior period.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other and interest in cost of home sales revenues.

	Three Months Ended March 31,

	2022	%	2021	%

Home sales revenues	$988,415	100.0%	$959,279	100.0%
Cost of home sales revenues	(709,073)	(71.7)%	(756,507)	(78.9)%
Inventory impairment and other	—	—%	—	—%
Gross margin from home sales	279,342	28.3%	202,772	21.1%
Add: Inventory impairment and other	—	—%	—	—%
Add: Interest in cost of home sales revenues	12,146	1.2%	18,377	1.9%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	$291,488	29.5%	$221,149	23.1%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three months ended March 31, 2022, excluding inventory impairment and other, and interest in cost of home sales revenues, our adjusted homebuilding gross margin percentage was 29.5% as compared to 23.1% for the same period in 2021. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Increase
	2022	2021	Amount	%
Selling, general and administrative	$101,639	$92,151	$9,488	10.3%
As a percentage of home sales revenue	10.3%	9.6%

Our selling, general and administrative expense increased $9.5 million for the three months ended March 31, 2022 as compared to the prior year period. This increase was primarily attributable to an increase of $9.0 million in salaries and wages expense as compared to the same period in 2021 due to increased headcount, increased base pay due to market conditions, and increased incentive based compensation accruals, as well as increases in expenses in numerous areas to support our growth. The increase for the three months ended March 31, 2022 was partially offset by a decrease in internal and external commission expense of $5.7 million. During the three months ended March 31, 2022, our selling, general, and administrative expense increased 70 basis points as a percentage of home sales revenue as compared to the prior year period, that was partially mitigated as a result of increased revenues on a partially fixed cost base.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2022 estimated annual effective tax rate, before discrete items, of 25.5% is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation which increased our rate by 0.8%.

For the three months ended March 31, 2022, our estimated annual rate of 25.5% was impacted by discrete items which had a net impact of decreasing our rate by 1.0%, including excess tax benefits for vested stock-based compensation and federal energy tax credits claimed on prior year home deliveries in excess of previous estimates.

Our estimated annual rate for the three months ended March 31, 2022 of 25.5% increased by 330 basis points as compared to our effective tax rate for the year ended December 31, 2021 of 22.2%.  The increase in our estimated rate is driven by the expiration of the Energy Efficient Home Credit on December 31, 2021.  The Energy Efficient Home Credit provided a $2,000 tax credit for each home delivered that met the energy saving and certification requirements under the statute.

For the three months ended March 31, 2022 and 2021, we recorded income tax expense of $46.3 million and $29.4 million, respectively.

Segment Assets

(dollars in thousands)

	March 31,	December 31	Increase (Decrease)
	2022	2021	Amount	Change
West	$724,968	$668,830	$56,138	8.4%
Mountain	1,016,202	1,008,481	7,721	0.8%
Texas	365,114	322,302	42,812	13.3%
Southeast	401,522	360,644	40,878	11.3%
Century Complete	424,854	371,096	53,758	14.5%
Financial Services	396,178	533,159	(136,981)	(25.7)%
Corporate	166,663	232,364	(65,701)	(28.3)%
Total assets	$3,495,501	$3,496,876	$(1,375)	0.0%

Total assets remained relatively consistent at $3.5 billion as of March 31, 2022 as compared to December 31, 2021, primarily as a result of a decrease in mortgage loans held for sale period over period, partially offset by overall growth of the Company and the increase in the number of lots owned period over period.

Lots owned and controlled

	March 31, 2022			December 31, 2021			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,835	3,789	8,624	4,440	4,877	9,317	8.9%	(22.3)%	(7.4)%
Mountain	11,752	7,980	19,732	11,860	8,039	19,899	(0.9)%	(0.7)%	(0.8)%
Texas	6,518	9,099	15,617	5,340	8,159	13,499	22.1%	11.5%	15.7%
Southeast	6,185	16,677	22,862	5,928	14,195	20,123	4.3%	17.5%	13.6%
Century Complete	5,521	13,221	18,742	5,287	11,734	17,021	4.4%	12.7%	10.1%
Total	34,811	50,766	85,577	32,855	47,004	79,859	6.0%	8.0%	7.2%

Of our total lots owned and controlled as of March 31, 2022, 40.7% were owned and 59.3% were controlled, as compared to 41.1% owned and 58.9% controlled as of December 31, 2021.

Other Homebuilding Operating Data

	Three Months Ended
Net new home contracts	March 31,		Increase (Decrease)
	2022	2021	Amount	% Change
West	417	394	23	5.8%
Mountain	586	947	(361)	(38.1)%
Texas	412	518	(106)	(20.5)%
Southeast	409	476	(67)	(14.1)%
Century Complete	1,120	1,120	—	—%
Total	2,944	3,455	(511)	(14.8)%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2022 decreased by 511 homes, or 14.8%, to 2,944, as compared to 3,455 for the three months ended March 31, 2021.  The decrease was primarily driven by having fewer homes available to sell compared to the prior year period.

Monthly Absorption Rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three months ended March 31, 2022 and 2021 by segment are included in the tables below:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	% Change
West	6.3	6.9	(0.6)	(8.7)%
Mountain	5.6	8.1	(2.5)	(30.9)%
Texas	7.6	13.3	(5.7)	(42.9)%
Southeast	6.2	7.9	(1.7)	(21.5)%
Century Complete	3.7	3.8	(0.1)	(2.6)%
Total	5.0	6.1	(1.1)	(18.0)%

During the three months ended March 31, 2022, our absorption rates decreased by 18.0% to 5.0 per month as compared to the same period in 2021.  The decrease was primarily driven by the decrease in net new home contracts primarily as a result of having fewer homes available to sell compared to the prior year period. Absorption rates, however, continued to be strong across all of our markets driven by favorable market dynamics across our markets.

Selling communities at period end	As of March 31,		Increase/(Decrease)
	2022	2021	Amount	% Change

West	22	19	3	15.8%
Mountain	35	39	(4)	(10.3)%
Texas	18	13	5	38.5%
Southeast	22	20	2	10.0%
Century Complete	100	97	3	3.1%
Total	197	188	9	4.8%

Our selling communities increased to 197 communities at March 31, 2022 as compared to 188 at March 31, 2021. This increase was a result of new community openings.

Backlog

(dollars in thousands)

	As of March 31,
	2022			2021			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	545	$412,519	$756.9	561	$342,688	$610.9	(2.9)%	20.4%	23.9%
Mountain	1,117	641,820	574.6	1,051	520,004	494.8	6.3%	23.4%	16.1%
Texas	432	156,391	362.0	575	187,594	326.3	(24.9)%	(16.6)%	10.9%
Southeast	756	356,413	471.4	709	279,904	394.8	6.6%	27.3%	19.4%
Century Complete	2,397	603,722	251.9	1,201	249,409	207.7	99.6%	142.1%	21.3%
Total / Weighted Average	5,247	$2,170,865	$413.7	4,097	$1,579,599	$385.6	28.1%	37.4%	7.3%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At March 31, 2022, we had 5,247 homes in backlog with a total value of $2.2 billion, which represents increases of 28.1% and 37.4%, respectively, as compared to 4,097 homes in backlog with a total value of $1.6 billion at March 31, 2021.  The increase in backlog dollar value is primarily attributable to the increase in backlog units and a 7.3% increase in the average sales price of homes in backlog, partially offset by a decreases in backlog units for our Texas and West segments.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 5.875% senior notes due 2025 (which we collectively refer to as our “2025 Notes”), which were extinguished during the year ended December 31, 2021, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of March 31, 2022, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	March 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$67,618	$180,843
Cash held in escrow	45,212	52,297
Accounts receivable	43,189	39,492
Inventories	2,680,195	2,456,614
Prepaid expenses and other assets	186,556	160,999
Property and equipment, net	27,171	24,220
Deferred tax assets, net	21,272	21,239
Goodwill	30,395	30,395
Total assets	$3,101,608	$2,966,099
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$89,815	$82,734
Accrued expenses and other liabilities	349,702	288,229
Notes payable	1,010,961	998,936
Revolving line of credit	—	—
Total liabilities	1,450,478	1,369,899
Stockholders’ equity:	1,651,130	1,596,200
Total liabilities and stockholders’ equity	$3,101,608	$2,966,099

Summarized Statements of Operations Data (in thousands)	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021

Total homebuilding revenues	$990,045	$4,092,576
Total homebuilding cost of revenues	(709,919)	(3,095,363)
Selling, general and administrative	(101,639)	(389,610)
Loss on debt extinguishment	—	(14,458)
Inventory impairment and other	—	(41)
Other income (expense)	(1,099)	(3,307)
Income before income tax expense	177,388	589,797
Income tax expense	(43,488)	(131,201)
Net income	$133,900	$458,596

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 3, 2022, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and Credit Facility availability, was $1.1 billion as of March 31, 2022, compared to $1.2 billion as of December 31, 2021.

Our principal uses of capital for the three months ended March 31, 2022 were our land purchases, land development, home construction, share repurchases, and the payment of routine liabilities. We increased our land acquisition and development activities during 2022, which resulted in 34,811 lots owned at March 31, 2022, a 6.0% increase as compared to December 31, 2021.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our Credit Facility, and proceeds from issuances of debt or equity, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development, home construction activities, and other cash needs.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three months ended March 31, 2022, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 3, 2022.

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

As of March 31, 2022, we had outstanding purchase contracts and option contracts for 50,766 lots totaling approximately $2.2 billion and we had $67.1 million of deposits for land contracts, of which $38.4 million were non-refundable cash deposits pertaining to land contracts. While our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change, we currently anticipate performing on the majority of the purchase and option contracts during the next twelve to eighteen months, with performance on the remaining purchase and option contacts occurring in future periods.

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

Outstanding Debt Obligations and Debt Service Requirements

Our outstanding debt obligations included the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,310	$494,117
6.750% senior notes, due May 2027(1)	495,785	495,581
Other financing obligations	20,866	9,238
Notes payable	1,010,961	998,936
Revolving line of credit	—	—
Mortgage repurchase facilities	193,028	331,876
Total debt	$1,203,989	$1,330,812

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

A summary of our debt obligations is included in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 3, 2022 and in Note 8 to our condensed consolidated financial statements in this Form 10-Q.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2022 and December 31, 2021, we had $528.9 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

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

As of March 31, 2022, we had no amounts outstanding under the Credit Facility and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to an aggregate of $325 million as of March 31, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through August 23, 2022 and bear a weighted average interest rate of 2.172%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2022, we had $193.0 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder.

During the three months ended March 31, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $0.4 million and $0.8 million, respectively. Interest expense on the Repurchase Facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100 million available for sale as of March 31, 2022.  We did not sell or issue any shares of our common stock during the three months ended March 31, 2022 and 2021, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

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

We intend to finance any stock repurchases through available cash and our Credit Facility. Repurchases also may be made under a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when we otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The stock repurchase program has no expiration date and may be extended, suspended or discontinued by our Board of Directors at any time without notice at our discretion. All shares of common stock repurchased under the program will be cancelled and returned to the status of authorized but unissued shares of common stock.

During the three months ended March 31, 2022, an aggregate of 1.0 million shares of our common stock were repurchased for a total purchase price of approximately $62.4 million and a weighted average price of $61.52 per share. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. The maximum number of shares available to be purchased under the stock repurchase program as of March 31, 2022 was 2,799,552 shares.

Dividends

On May 19, 2021, our Board of Directors announced the approval of the initiation of a quarterly cash dividend. The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2022, an increase of 33.0% over previously paid quarterly dividends (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657

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

Cash Flows— Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022 and 2021, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $109.4 million during the three months ended March 31, 2022 as compared to net cash provided by operating activities of $96.1 million during 2021. The increase in cash provided by operations is primarily a result of increased investment in our homebuilding inventories for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, partially offset by a decrease in mortgage loans held for sale and a $40.8 million increase in net income during three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

•Net cash used in investing activities increased to $5.1 million during the three months ended March 31, 2022, compared to $2.9 million used during the same period in 2021. The increase was primarily related to more purchases of property and equipment during the current year period.

•Net cash used in financing activities increased to $208.4 million during the three months ended March 31, 2022, compared to net cash provided by financing activities of $16.3 million during the same period in 2021. The increase in cash used in financing activities was primarily attributable to (1) a $164.8 million increase in net payments on the Repurchase Facilities (2) a $62.4 million increase in repurchases of our common stock and (3) $6.7 million in dividend payments during the three months ended March 31, 2022 compared to no dividend payments during the prior year period.

As of March 31, 2022, our cash and cash equivalents and restricted cash balance was $218.2 million.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment, and (vi) inventory impairment and other. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021	% Change
Net income	$142,496	$101,652	40.2%
Income tax expense	46,280	29,397	57.4%
Interest in cost of home sales revenues	12,146	18,377	(33.9)%
Interest expense (income)	135	(111)	(221.6)%
Depreciation and amortization expense	2,606	2,806	(7.1)%
EBITDA	203,663	152,121	33.9%
Inventory impairment and other	—	—	NM
Adjusted EBITDA	$203,663	$152,121	33.9%

NM – Not Meaningful

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net homebuilding debt (notes payable and borrowings under our revolving line of credit less cash and cash equivalents, and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). Homebuilding debt is our total debt minus outstanding borrowings under our mortgage repurchase facilities. The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

(dollars in thousands)

	March 31,	December 31,
	2022	2021
Notes payable	$1,010,961	$998,936
Revolving line of credit	—	—
Total homebuilding debt	1,010,961	998,936
Total stockholders' equity	1,829,862	1,764,508
Total capital	$2,840,823	$2,763,444
Homebuilding debt to capital	35.6%	36.1%

Total homebuilding debt	$1,010,961	$998,936
Cash and cash equivalents	(209,046)	(316,310)
Cash held in escrow	(45,212)	(52,297)
Net homebuilding debt	756,703	630,329
Total stockholders' equity	1,829,862	1,764,508
Net capital	$2,586,565	$2,394,837

Net homebuilding debt to net capital	29.3%	26.3%

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

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Numerator
Net income	$142,496	$101,652
Denominator
Weighted average common shares outstanding - basic	33,530,610	33,563,903
Dilutive effect of restricted stock units	411,624	320,372
Weighted average common shares outstanding - diluted	33,942,234	33,884,275
Earnings per share:
Basic	$4.25	$3.03
Diluted	$4.20	$3.00

Adjusted earnings per share
Numerator
Net income	$142,496	$101,652
Income tax expense	46,280	29,397
Income before income tax expense	188,776	131,049
Inventory impairment and other	—	—
Adjusted income before income tax expense	188,776	131,049
Adjusted income tax expense(1)	(46,280)	(29,397)
Adjusted net income	$142,496	101,652

Denominator - Diluted	33,942,234	33,884,275

Adjusted diluted earnings per share	$4.20	$3.00

(1)The tax rate used in calculating adjusted net income for the three months ended March 31, 2022 and March 31, 2021 was 24.5% and 22.4%, respectively, which is reflective of the Company’s estimated annual effective tax rate after discrete items for the applicable period.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risks associated with our Second A&R Credit Agreement.

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

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, particularly lumber, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. As inflation remained elevated during the three months ended March 31, 2022, interest rates on 30-year fixed mortgages have risen, coupled with the Federal Reserve raising the federal funds interest rate in March 2022. During the three months ended March 31, 2022, we were generally able to pass on cost increases from inflationary impacts to customers through increased prices; however, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2022, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 3, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by the Company during each of the three fiscal months in our first quarter ended March 31, 2022.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January
Purchased 1/1 through 1/31	—	$—	—	3,812,939
February
Purchased 2/1 through 2/28	739,628	62.73	739,628	3,073,311
March
Purchased 3/1 through 3/31	273,759	58.26	273,759	2,799,552
Total	1,013,387	$61.52

(1)On November 6, 2018, the Company's Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. The Company repurchased 1,013,387 shares during the period indicated above under this program and 2,799,552 shares remained available to repurchase under this program as of March 31, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Not applicable.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of Century Communities, Inc.’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Restated Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-36491))

10.1	Form of Performance Share Unit Award Agreement for use with the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan – 2022 Grants (filed herewith)
22.1	List of Guarantor Subsidiaries (filed herewith)
31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: April 27, 2022	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 27, 2022	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: April 27, 2022	By:	/s/ David Messenger
David Messenger
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2022	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Accounting Officer
(Principal Accounting Officer)