Form 10-Q
period 2022-06-30
Century Communities, Inc.
filed 2022-07-28
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

On July 22, 2022, 32,273,160 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets	(unaudited)	(audited)
Cash and cash equivalents	$78,011	$316,310
Cash held in escrow	82,494	52,297
Accounts receivable	58,755	41,932
Inventories	3,002,338	2,456,614
Mortgage loans held for sale	216,367	353,063
Prepaid expenses and other assets	257,715	200,087
Property and equipment, net	27,304	24,939
Deferred tax assets, net	19,356	21,239
Goodwill	30,395	30,395
Total assets	$3,772,735	$3,496,876
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$117,390	$84,679
Accrued expenses and other liabilities	344,549	316,877
Notes payable	1,009,631	998,936
Revolving line of credit	141,000	—
Mortgage repurchase facilities	209,001	331,876
Total liabilities	1,821,571	1,732,368
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 32,273,160 and 33,760,940 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	323	338
Additional paid-in capital	596,727	697,845
Retained earnings	1,354,114	1,066,325
Total stockholders' equity	1,951,164	1,764,508
Total liabilities and stockholders' equity	$3,772,735	$3,496,876

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Homebuilding revenues
Home sales revenues	$1,134,535	$1,004,789	$2,122,950	$1,964,068
Land sales and other revenues	8,810	8,258	10,440	23,928
Total homebuilding revenues	1,143,345	1,013,047	2,133,390	1,987,996
Financial services revenues	22,797	29,865	49,102	63,485
Total revenues	1,166,142	1,042,912	2,182,492	2,051,481
Homebuilding cost of revenues
Cost of home sales revenues	(814,895)	(764,668)	(1,523,968)	(1,521,175)
Cost of land sales and other revenues	(8,012)	(7,000)	(8,858)	(17,020)
Total homebuilding cost of revenues	(822,907)	(771,668)	(1,532,826)	(1,538,195)
Financial services costs	(14,186)	(18,168)	(29,340)	(36,469)
Selling, general and administrative	(109,158)	(99,656)	(210,797)	(191,807)
Inventory impairment and other	—	(41)	—	(41)
Other income (expense)	(6,243)	(1,245)	(7,105)	(1,786)
Income before income tax expense	213,648	152,134	402,424	283,183
Income tax expense	(54,980)	(34,224)	(101,260)	(63,621)
Net income	$158,668	$117,910	$301,164	$219,562

Earnings per share:
Basic	$4.83	$3.49	$9.08	$6.52
Diluted	$4.78	$3.47	$8.97	$6.47
Weighted average common shares outstanding:
Basic	32,839,402	33,738,586	33,183,097	33,651,727
Diluted	33,227,383	33,956,638	33,582,900	33,920,939

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$301,164	$219,562
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,352	5,655
Stock-based compensation expense	9,791	7,212
Fair value of mortgage loans held for sale and other	5,322	3,359
Inventory impairment and other	—	41
Deferred income taxes	1,883	(5,942)
Loss on disposition of assets	1,067	804
Changes in assets and liabilities:
Cash held in escrow	(30,197)	(14,491)
Accounts receivable	(15,624)	(8,505)
Inventories	(493,618)	(56,779)
Mortgage loans held for sale	128,114	42,659
Prepaid expenses and other assets	(23,572)	(25,694)
Accounts payable	32,466	(27,103)
Accrued expenses and other liabilities	(25,035)	2,643
Net cash (used in) provided by operating activities	(102,887)	143,421
Investing activities
Purchases of property and equipment	(8,785)	(4,405)
Expenditures related to development of rental properties	(13,618)	—
Other investing activities	(2,879)	54
Net cash used in investing activities	(25,282)	(4,351)
Financing activities
Borrowings under revolving credit facilities	571,000	—
Payments on revolving credit facilities	(430,000)	—
Proceeds from issuance of insurance premium notes and other	18,031	9,477
Principal payments on insurance premium notes and other	(9,043)	(3,854)
Net payments for mortgage repurchase facilities	(122,875)	(99,274)
Withholding of common stock upon vesting of stock-based compensation awards	(12,735)	(13,726)
Repurchases of common stock under stock repurchase program	(98,305)	—
Dividend payments	(13,225)	(5,065)
Other financing activities	879	(34)
Net cash used in financing activities	(96,273)	(112,476)
Net (decrease) increase	$(224,442)	$26,594
Cash and cash equivalents and Restricted cash
Beginning of period	322,241	398,081
End of period	$97,799	$424,675
Supplemental cash flow disclosure
Cash paid for income taxes	$117,476	$78,909
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$78,011	$419,416
Restricted cash (Note 5)	19,788	5,259
Cash and cash equivalents and Restricted cash	$97,799	$424,675

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(in thousands)

For the Three Months Ended June 30, 2022 and 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2022	33,038	$330	$627,447	$1,202,085	$1,829,862
Vesting of stock-based compensation awards	36	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(10)	—	(598)	—	(598)
Repurchases of common stock	(791)	(7)	(35,920)	—	(35,927)
Stock-based compensation expense	—	—	5,727	—	5,727
Cash dividends declared and dividend equivalents	—	—	71	(6,639)	(6,568)
Net income	—	—	—	158,668	158,668
Balance at June 30, 2022	32,273	$323	$596,727	$1,354,114	$1,951,164

Balance at March 31, 2021	33,708	$337	$688,009	$684,823	$1,373,169
Vesting of stock-based compensation awards	74	1	(1)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(21)	—	(1,549)	—	(1,549)
Stock-based compensation expense	—	—	4,193	—	4,193
Cash dividends declared and dividend equivalents	—	—	55	(5,120)	(5,065)
Net income	—	—	—	117,910	117,910
Balance at June 30, 2021	33,761	$338	$690,707	$797,613	$1,488,658

For the Six Months Ended June 30, 2022 and 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards	516	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(200)	(2)	(12,733)	—	(12,735)
Repurchases of common stock	(1,804)	(18)	(98,287)	—	(98,305)
Stock-based compensation expense	—	—	9,791	—	9,791
Cash dividends declared and dividend equivalents	—	—	150	(13,375)	(13,225)
Other	—	—	(34)	—	(34)
Net income	—	—	—	301,164	301,164
Balance at June 30, 2022	32,273	$323	$596,727	$1,354,114	$1,951,164

Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of stock-based compensation awards	675	7	(7)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(265)	(3)	(13,723)	—	(13,726)
Stock-based compensation expense	—	—	7,212	—	7,212
Cash dividends declared and dividend equivalents	—	—	55	(5,120)	(5,065)
Other	—	—	(30)	—	(30)
Net income	—	—	—	219,562	219,562
Balance at June 30, 2021	33,761	$338	$690,707	$797,613	$1,488,658

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado, with the intent to dispose of properties shortly after achieving stabilized rental operations.  Century Living, LLC is included in our Corporate segment.

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

Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado, with the intent to dispose of properties shortly after achieving stabilized rental operations. Century Living, LLC is included in our Corporate segment.

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
West	$293,839	$237,367	$556,548	$423,193
Mountain	283,002	295,001	564,362	600,314
Texas	122,864	132,789	247,441	220,524
Southeast	180,556	168,519	330,157	388,925
Century Complete	263,084	179,371	434,882	355,040
Financial Services	22,797	29,865	49,102	63,485
Corporate	—	—	—	—
Total revenue	$1,166,142	$1,042,912	$2,182,492	$2,051,481

Income (loss) before income tax expense:
West	$77,945	$40,903	$149,187	$68,364
Mountain	51,500	55,814	108,503	107,794
Texas	25,327	19,139	45,898	27,670
Southeast	38,782	26,096	69,647	49,536
Century Complete	40,134	23,089	64,821	44,819
Financial Services	8,611	11,697	19,762	27,016
Corporate	(28,651)	(24,604)	(55,394)	(42,016)
Total income before income tax expense	$213,648	$152,134	$402,424	$283,183

The following table summarizes total assets by segment (in thousands):

	June 30,	December 31,
	2022	2021
West	$816,300	$668,830
Mountain	1,083,966	1,008,481
Texas	449,936	322,302
Southeast	439,321	360,644
Century Complete	491,925	371,096
Financial Services	351,300	533,159
Corporate	139,987	232,364
Total assets	$3,772,735	$3,496,876

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, costs associated with development of multi-family rental properties, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2022	2021
Homes under construction	$1,556,089	$1,188,270
Land and land development	1,389,125	1,214,965
Capitalized interest	57,124	53,379
Total inventories	$3,002,338	$2,456,614

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $222.5 million and $164.3 million at June 30, 2022 and December 31, 2021, respectively, and carried a weighted average interest rate of approximately 5.2% and 3.3%, respectively.  As of June 30, 2022 and December 31, 2021, Inspire had mortgage loans held for sale with an aggregate fair value of $216.4 million and $353.1 million, respectively, and an aggregate outstanding principal balance of $213.8 million and $342.0 million, respectively. Our net gains on the sale of mortgage loans were $1.5 million and $24.5 million for the three months ended June 30, 2022 and 2021, respectively, and were $2.2 million and $42.5 million for the six months ended June 30, 2022 and 2021, respectively, and are included in financial services revenue on the condensed consolidated statements of operations. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program.

Mortgage loans held for sale, including the rights to service the mortgage loans, mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), as well as the derivative instruments used to economically hedge our interest rate risk, which are typically forward commitments on mortgage-backed securities and interest rate lock commitments, are carried at fair value. Management believes carrying loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Gains and losses from the changes in fair value are reflected in financial services revenue on the condensed consolidated statements of operations. Gains from the change in fair value for mortgage loans held for sale were $1.1 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and losses from the change in fair value were $8.6 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively. Refer to Note 11 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$31,903	$37,814
Lot option and escrow deposits	66,765	61,649
Performance deposits	11,813	11,196
Deferred financing costs on revolving line of credit, net	5,040	5,135
Restricted cash (1)	19,788	5,931
Right of use assets	15,448	16,939
Mortgage loans held for investment at fair value	14,509	10,631
Mortgage loans held for investment at amortized cost	6,846	2,825
Derivative assets and mortgage servicing rights	27,458	19,645
Other assets and prepaid expenses	58,145	28,322
Total prepaid expenses and other assets	$257,715	$200,087

(1)Restricted cash consists of restricted cash related to land purchases, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2022	2021
Earnest money deposits	$56,058	$56,811
Warranty reserve	14,127	13,343
Accrued compensation costs	61,551	81,604
Land development and home construction accruals	139,252	88,155
Accrued interest	10,789	9,653
Lease liabilities - operating leases	16,047	17,359
Income taxes payable	—	1,684
Derivative liabilities	—	359
Other accrued liabilities	46,725	47,909
Total accrued expenses and other liabilities	$344,549	$316,877

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we increased our warranty reserve by $58.0 thousand during the three months ended June 30, 2022 and reduced our warranty reserve by $0.4 million during the three months ended June 30, 2021, respectively, and we reduced our warranty reserve by $0.5 million and $2.2 million during the six months ended June 30, 2022 and 2021, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and six months ended June 30, 2022 and 2021 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$13,503	$13,480	$13,343	$13,824
Warranty expense provisions	2,245	2,382	4,147	4,680
Payments	(1,679)	(1,605)	(2,867)	(2,444)
Warranty adjustment	58	(395)	(496)	(2,198)
Ending balance	$14,127	$13,862	$14,127	$13,862

8. Debt

Our outstanding debt obligations included the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,503	$494,117
6.750% senior notes, due May 2027(1)	495,985	495,581
Other financing obligations(2)	19,143	9,238
Notes payable	1,009,631	998,936
Revolving line of credit	141,000	—
Mortgage repurchase facilities	209,001	331,876
Total debt	$1,359,632	$1,330,812

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of June 30, 2022, other financing obligations included $18.2 million related to insurance premium notes and certain secured borrowings, as well as $0.9 million outstanding under the Construction Loan Agreement. As of June 30, 2021, other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings.

Construction Loan Agreement

On March 17, 2022, a wholly owned subsidiary of Century Living entered into a Construction Loan Agreement with U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which we refer to as “the Lender”). The Construction Loan Agreement provides that we may borrow up to $80.0 million from the Lender for purposes of construction of a multi-family project in Colorado, with advances made by the Lender upon the satisfaction of certain conditions. Borrowings under the Construction Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the secured overnight financing rate (which we refer to as “SOFR”) plus 210 basis points. The outstanding principal balance and all accrued and unpaid interest is due on the maturity date of March 17, 2026, and prepayments of the unpaid principal balance and accrued interest may be prepaid in full or in part, without premium or penalty. We have the option to extend the maturity date for a period of 12 months if certain conditions are satisfied. The Construction Loan Agreement contains customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of June 30, 2022, $0.9 million was outstanding under the Construction Loan Agreement, and we were in compliance with all covenants thereunder.

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

As of June 30, 2022 and December 31, 2021, $141.0 million and no amounts were outstanding under the Credit Facility, respectively, and we were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”), which were increased in 2020, provide Inspire with uncommitted repurchase facilities of up to $325.0 million as of June 30, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through August 23, 2022 and bear a weighted average interest rate of 2.938%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2022, and December 31, 2021, we had $209.0 million and $331.9 million outstanding under the Repurchase Facilities, respectively, and were in compliance with all covenants thereunder.

During the three months ended June 30, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $0.4 million and $0.6 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the six months ended June 30, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $0.8 million and $1.4 million, respectively.

9. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and Revolving Line of Credit is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2022 and 2021, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest capitalized beginning of period	$55,252	$57,509	$53,379	$60,838
Interest capitalized during period	15,345	15,058	29,364	30,106
Less: capitalized interest in cost of sales	(13,473)	(18,406)	(25,619)	(36,783)
Interest capitalized end of period	$57,124	$54,161	$57,124	$54,161

10. Income Taxes

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2022 estimated annual effective tax rate, before discrete items, of 25.6% is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation which increased our rate by 0.8%.

For the six months ended June 30, 2022, our estimated annual rate of 25.6% was impacted by discrete items which had a net impact of decreasing our rate by 0.4%, including excess tax benefits for vested stock-based compensation and federal energy tax credits claimed on prior year home deliveries in excess of previous estimates.

Our estimated annual rate for the six months ended June 30, 2022 of 25.6% increased by 340 basis points as compared to our effective tax rate for the year ended December 31, 2021 of 22.2%.  The increase in our estimated rate is driven by the expiration of the Energy Efficient Home Credit on December 31, 2021.  The Energy Efficient Home Credit provided a $2,000 tax credit for each home delivered that met the energy saving and certification requirements under the statute.

For the three months ended June 30, 2022 and 2021, we recorded income tax expense of $55.0 million and $34.2 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded income tax expense of $101.3 million and $63.6 million, respectively.

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

•Mortgage loans held for investment at fair value – The fair value of mortgage loans held for investment at fair value is calculated based on Level 3 analysis which incorporates information including the value of underlying collateral, from markets where there is little observable trading activity.

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, respectively (in thousands):

			June 30,	December 31,
	Balance Sheet Classification	Hierarchy	2022	2021

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$216,367	$353,063
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$14,509	$10,631
Derivative assets	Prepaid expenses and other assets	Level 2	$7,262	$5,944
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$20,196	$13,701
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$359

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 7.7%, 9.9%, and $0.086 per year per loan, respectively as of June 30, 2022, and 8.5%, 9.9%, and $0.085 per year per loan, respectively, as of December 31, 2021. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage servicing rights	2022	2021	2022	2021
Beginning of period	$18,050	$8,249	$13,701	$4,115
Originations	1,967	2,500	5,373	6,382
Settlements	(230)	(143)	(535)	(270)
Changes in fair value	409	(308)	1,657	71
End of period	$20,196	$10,298	$20,196	$10,298

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage loans held-for-investment at fair value	2022	2021	2022	2021
Beginning of period	$13,955	$10,078	$10,631	$8,727
Transfers from loans held for sale	1,216	1,981	5,142	3,381
Settlements	(592)	(1,180)	(1,121)	(1,180)
Reduction in unpaid principal balance	(70)	(56)	(124)	(105)
Changes in fair value	—	—	(19)	—
End of period	$14,509	$10,823	$14,509	$10,823

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at June 30, 2022 and December 31, 2021, respectively (in thousands).

		June 30, 2022		December 31, 2021

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$78,011	$78,011	$316,310	$316,310
3.875% senior notes (1)(2)	Level 2	$494,503	$387,500	$494,117	$504,375
6.750% senior notes (1)(2)	Level 2	$495,985	$475,625	$495,581	$526,875
Revolving line of credit(3)	Level 2	$141,000	$141,000	$—	$—
Other financing obligations(3)(4)	Level 3	$19,143	$19,143	$9,238	$9,238
Mortgage repurchase facilities(3)	Level 2	$209,001	$209,001	$331,876	$331,876

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2022, these amounts totaled $5.5 million and $4.0 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2021, these amounts totaled $5.9 million and $4.4 million for the 6.750% senior notes and 5.875% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(4)Other financing obligations included $0.9 million related to outstanding borrowings on the Construction Loan Agreement, and $18.2 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 3.64% during the period ended June 30, 2022 and from 2.99% to 3.24% during the period ended December 31, 2021.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three and six months ended June 30, 2022 and nominal impairment charges were recorded in the three and six months ended June 30, 2021. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

12. Stock-Based Compensation

During the six months ended June 31, 2022 and 2021, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million and 0.2 million shares of common stock, respectively, assuming maximum level of performance, with a grant date fair value of $55.93 and $58.28 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to up to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the six months ended June 30, 2022 and 2021, we issued 0.3 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 0.9 million shares will vest from 2022 to 2024 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

During the six months ended June 30, 2022 and 2021, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $63.77 and $53.43 per share, respectively, that primarily vest over a three year period. During the six months ended June 30, 2022, we granted 11.0 thousand shares of common stock on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $54.46 per share to our non-employee directors.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

As of June 30, 2022
Unvested units	998
Unrecognized compensation cost	$30,110
Weighted-average period to recognize compensation cost	1.78

During the three months ended June 30, 2022 and 2021, we recognized stock-based compensation expense of $5.7 million and $4.2 million, respectively. During the six months ended June 30, 2022 and 2021, we recognized stock-based compensation expense of $9.8 million and $7.2 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

13. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2022 and December 31, 2021, there were 32.3 million and 33.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the six months ended June 30, 2022 and 2021, we issued 0.5 million and 0.7 million shares of common stock, respectively, related to the vesting and settlement of RSUs, PSUs, and stock awards. As of June 30, 2022, approximately 3.1 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the six months ended June 30, 2022 (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568

Under the 2022 Incentive Plan and the previous 2017 Incentive Plan, at the discretion of the Compensation Committee of the Board of Directors, RSUs and PSUs granted under the plan have the right to earn dividend equivalents, which entitles the holders of such RSUs and PSUs to additional RSUs and PSUs equal to the same dividend value per share as holders of common stock. Dividend equivalents are subject to the same vesting and other terms and conditions as the underlying RSUs and PSUs.

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100.0 million available for sale as of June 30, 2022.  We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2022 and 2021, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three and six months ended June 30, 2022, an aggregate of 0.8 million and 1.8 million shares, respectively, were repurchased for a total purchase price of approximately $35.9 million and $98.3 million, respectively, and a weighted average price of $45.42 and $54.46 per share, respectively. During the three and six months ended June 30, 2021, we did not repurchase any shares of common stock. The maximum number of shares available to be repurchased under the stock repurchase program as of June 30, 2022 was 2,008,994 shares.

During the six months ended June 30, 2022 and 2021, shares of common stock at a total cost of $12.7 million and $13.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

14. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$158,668	$117,910	$301,164	$219,562
Denominator
Weighted average common shares outstanding - basic	32,839,402	33,738,586	33,183,097	33,651,727
Dilutive effect of restricted stock units	387,981	218,052	399,803	269,212
Weighted average common shares outstanding - diluted	33,227,383	33,956,638	33,582,900	33,920,939
Earnings per share:
Basic	$4.83	$3.49	$9.08	$6.52
Diluted	$4.78	$3.47	$8.97	$6.47

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.5 million and 0.8 million common stock unit equivalents from diluted earnings per share during the three months ended June 30, 2022 and 2021, respectively, and we excluded 0.5 million and 0.8 million common stock unit equivalents from diluted earnings per share during the six months ended June 30, 2022 and 2021, respectively, related to the PSUs for which performance conditions remained unsatisfied.

15. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2022 and December 31, 2021, we had $564.0 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

Legal Proceedings

We are subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction claims. It is the opinion of our management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and the eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record a charge on our condensed consolidated statements of operations for our estimated loss.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements included in this Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”) constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “outlook,” the negative of such terms and other comparable terminology and the use of future dates. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors.

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•economic changes, either nationally or in the markets in which we operate, including increased interest rates, inflation, and employment levels;

•shortages of or increased prices for labor, land or raw materials, including lumber, used in housing construction and resource shortages;

•a downturn in the homebuilding industry, including a reduction in demand or a decline in real estate values or market conditions resulting in an adverse impact on our business, operating results and financial condition, including an impairment of our assets;

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

•the timing of receipt of municipal, utility and other regulatory approvals and the opening of projects;

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado, with the intent to dispose of properties shortly after achieving stabilized rental operations.  Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 5,061 homes delivered during the first six months of 2022, approximately 77% of our deliveries were made to entry-level homebuyers and approximately 96% of homes delivered were built as move-in ready homes.

During the second quarter of 2022 we experienced a moderation of sales pace across our markets resulting in a decrease of 28.4% in our net new home contracts as compared to the prior year period. This decrease in our sales pace was consistent with second quarter 2022 trends seen in the overall housing market, as increases in interest rates on mortgages, rising inflation, and macro-economic uncertainty caused demand for home sales to decrease from the historically strong market conditions experienced since the second quarter of 2020.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the local economy and the macro-economic environment. We believe future demand for our homes is uncertain as future economic and market conditions are uncertain, in particular with respect to inflation; the impact of raising the federal funds interest rate by the Federal Reserve; the extent to which and how long COVID-19 and related government directives, actions, and economic relief efforts will impact the U.S. economy, financial markets, credit and mortgage markets; consumer confidence; interest rates; availability and cost of mortgage loans to homebuyers; wage growth; household formations; levels of new and existing homes for sale; prevailing home prices, availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-Q. Specifically, the recent rise in interest rates increases the costs of owning a home and adversely affects the purchasing power of our customers. Increased interest rates also could decrease homebuyer confidence and hinder not only demand for our homes, but also our ability to realize our backlog. A decrease in demand for our homes or an increase in cancellations due to increased interest rates or otherwise would adversely affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

Despite the future macro-economic uncertainty, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new housing. Subject to further deteriorating market conditions, we believe our operations are well-positioned for future growth as a result of the markets in which we operate, our product offerings which both span the home buying segment, and focus on affordable price points, and our current and future inventories of attractive land positions. As we have grown, we have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy in order to grow and optimize stockholder returns.

Results of Operations

During the three and six months ended June 30, 2022, we generated $213.6 million and $402.4 million in income before income tax expense, respectively, and net income of $158.7 million, or $4.78 per diluted share, and $301.2 million, or $8.97 per diluted share, respectively, representing substantial increases as compared to the respective prior year periods, and resulting in a 33.7% return on equity on an annualized basis for the three months ended June 30, 2022. During the first six months of 2022, we paid cash dividends to our stockholders of $0.20 per share, and we also returned capital to our stockholders via share repurchases of 1.8 million shares for $98.3 million or a weighted average price of $54.46 per share.

Our second quarter 2022 financial results for the second quarter are reflective of the strength of our markets during previous quarters when the homes were contracted for which allowed us to pass on higher costs through higher selling prices and thereby positively affecting our margins during the first six months of 2022. While we continued to experience labor and raw material shortages and municipal and utility delays in many of our markets, the severity of the shortages and delays moderated during the second quarter of 2022.

During the three and six months ended June 30, 2022, we delivered 2,713 and 5,061 homes, respectively, with an average sales price of $418.2 thousand and $419.5 thousand, respectively. Average sales price increased 15.3% and 18.9% during the three and six months ended June 30, 2022 as compared to the respective prior year period, driving homebuilding revenues of $1.1 billion and $2.1 billion, respectively, representing increases of 12.9% and 7.3% over the respective prior year period. The number of homes delivered represent decreases of 2.1% and 9.1%, respectively, as compared to the respective prior year period, which were primarily driven by the timing of new community openings. As of June 30, 2022, we had a backlog of 4,767 homes, a 7.2% increase as compared to June 30, 2021, representing approximately $2.0 billion in sales value, and a 12.2% increase as compared to June 30, 2021.

During the three and six months ended June 30, 2022, we generated financial services revenue of $22.8 million and $49.1 million, respectively, representing decreases of 23.7% and 22.7% over the respective prior year period, driven by a reduced number of mortgages originated, as well as reduced gain on sale margins on loans sold to third parties.

We ended the second quarter of 2022 with $141.0 million outstanding under our revolving line of credit, $78.0 million of cash and cash equivalents, $82.5 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 33.6%. Additionally, we increased our land acquisition and development activities during the first six months of 2022 to bolster our lot pipeline and support future community growth, which resulted in 75,551 lots owned and controlled at June 30, 2022, a 15.2% increase as compared to June 30, 2021 and a 5.4% decrease as compared to December 31, 2021.

During the six months ended June 30, 2022, our Century Living operations commenced construction on a 425-unit multi-family project in Lone Tree, Colorado, which we anticipate will be available for leasing in 2024.

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021.

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Operations:
Revenue
Home sales revenues	$1,134,535	$1,004,789	$2,122,950	$1,964,068
Land sales and other revenues	8,810	8,258	10,440	23,928
Total homebuilding revenues	1,143,345	1,013,047	2,133,390	1,987,996
Financial services revenues	22,797	29,865	49,102	63,485
Total revenues	1,166,142	1,042,912	2,182,492	2,051,481
Homebuilding cost of revenues
Cost of home sales revenues	(814,895)	(764,668)	(1,523,968)	(1,521,175)
Cost of land sales and other revenues	(8,012)	(7,000)	(8,858)	(17,020)
	(822,907)	(771,668)	(1,532,826)	(1,538,195)
Financial services costs	(14,186)	(18,168)	(29,340)	(36,469)
Selling, general, and administrative	(109,158)	(99,656)	(210,797)	(191,807)
Inventory impairment and other	—	(41)	—	(41)
Other income (expense)	(6,243)	(1,245)	(7,105)	(1,786)
Income before income tax expense	213,648	152,134	402,424	283,183
Income tax expense	(54,980)	(34,224)	(101,260)	(63,621)
Net income	$158,668	$117,910	$301,164	$219,562
Earnings per share:
Basic	$4.83	$3.49	$9.08	$6.52
Diluted	$4.78	$3.47	$8.97	$6.47
Adjusted diluted earnings per share(1)	$4.78	$3.47	$8.97	$6.47
Other Operating Information (dollars in thousands):
Number of homes delivered	2,713	2,771	5,061	5,568
Average sales price of homes delivered	$418.2	$362.6	$419.5	$352.7
Homebuilding gross margin percentage(2)	28.2%	23.9%	28.2%	22.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	29.4%	25.7%	29.4%	24.4%
Backlog at end of period, number of homes	4,767	4,446	4,767	4,446
Backlog at end of period, aggregate sales value	$1,977,560	$1,762,465	$1,977,560	$1,762,465
Average sales price of homes in backlog	$414.8	$396.4	$414.8	$396.4
Net new home contracts	2,233	3,120	5,177	6,575
Selling communities at period end	213	184	213	184
Average selling communities	202	179	200	187
Total owned and controlled lot inventory	75,551	65,610	75,551	65,610
Adjusted EBITDA(1)	$229,720	$173,258	$433,383	$325,379
Adjusted income before income tax expense(1)	$213,648	$152,175	$402,424	$283,224
Adjusted net income(1)	$158,668	$117,987	$301,164	$219,594
Net homebuilding debt to net capital (1)	33.6%	23.0%	33.6%	23.0%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage includes inventory impairment, which is included within inventory impairment and other on our condensed consolidated financial statements. No inventory impairments were recognized for the three and six months ended June 30, 2022 and we recognized nominal inventory impairment for the three and six months ended June 30, 2021.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
West	426	385	$689.4	$616.5	$293,668	$237,359	$77,945	$40,903
Mountain	458	611	600.9	473.1	275,214	289,058	51,500	55,814
Texas	363	477	337.5	273.9	122,530	130,641	25,327	19,139
Southeast	404	429	446.5	392.7	180,372	168,453	38,782	26,096
Century Complete	1,062	869	247.4	206.3	262,751	179,278	40,134	23,089
Financial Services	—	—	—	—	—	—	8,611	11,697
Corporate	—	—	—	—	—	—	(28,651)	(24,604)
Total	2,713	2,771	$418.2	$362.6	$1,134,535	$1,004,789	$213,648	$152,134

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
West	822	704	$676.9	$601.1	$556,400	$423,149	$149,187	$68,364
Mountain	972	1,296	571.9	446.9	555,869	579,123	108,503	107,794
Texas	729	805	338.5	271.3	246,786	218,380	45,898	27,670
Southeast	770	997	428.4	389.7	329,849	388,534	69,647	49,536
Century Complete	1,768	1,766	245.5	201.0	434,046	354,882	64,821	44,819
Financial Services	—	—	—	—	—	—	19,762	27,016
Corporate	—	—	—	—	—	—	(55,394)	(42,016)
Total	5,061	5,568	$419.5	$352.7	$2,122,950	$1,964,068	$402,424	$283,183

West

During the three and six months ended June 30, 2022, our West segment generated income before income tax expense of $77.9 million and $149.2 million, respectively, a 90.6% and 118.2% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $56.3 million and $133.3 million, respectively, and increases of 931 basis points and 1,066 basis points, respectively, in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increases during the three and six months ended June 30, 2022 were primarily generated by increases of 10.6% and 16.8% in the number of homes delivered, as well as increases of 11.8% and 12.6% in the average sales price per home.  For both the three and six month comparisons, the increases in the number of homes delivered were driven by an increase in the number of open communities as compared to the prior year period and the average sales price increase were driven by the mix of deliveries within individual communities.

Mountain

During the three months ended June 30, 2022, our Mountain segment generated income before income tax expense of $51.5 million, a 7.7% decrease over the respective prior year period. This decrease was primarily driven by a decrease in home sales revenue of $13.8 million. During the six months ended June 30, 2022, our Mountain segment generated income before income tax expense of $108.5 million, remaining relatively flat over the respective prior year period. Revenue decreased during the three and six months ended June 30, 2022, primarily driven by decreases of 25.0% and 25.0%, respectively, in the number of homes delivered, partially offset by increases of 27.0% and 28.0%, respectively, in the average sales price per home. For both the three and six month comparisons, the decreases in the number of homes delivered were driven by the timing of new community openings between the periods and the average sales price increases were driven by the mix of deliveries within individual communities.

Texas

During the three and six months ended June 30, 2022, our Texas segment generated income before income tax expense of $25.3 million and $45.9 million, respectively, a 32.3% and 65.9% increase, respectively, over the respective prior year period. During the three months ended June 30, 2022, the increase was driven by an increase of 602 basis points in the percentage of income before income tax expense to home sales revenues, as a result of increased gross margins on home sales, partially offset by a decrease in home sales revenue of $8.1 million. The revenue decrease during the three months ended June 30, 2022 was primarily generated by a decrease of 23.9% in the number of homes delivered, partially offset by an increase of 23.2% in the average sales price per home. During the six months ended June 30, 2022, the increase in income before income tax expense was driven by an increase in home sales revenue of $28.4 million and an increase of 593 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the six months ended June 30, 2022 was primarily generated by an increase of 24.8% in the average sales price per home, partially offset by a 9.4% decrease in the number of homes delivered. For both the three and six month comparisons, the decreases in the number of homes delivered were driven by the timing of new community openings, and the average sales price increases were driven by the mix of deliveries within individual communities.

Southeast

During the three and six months ended June 30, 2022, our Southeast segment generated income before income tax expense of $38.8 million and $69.6 million, respectively, a 48.6% and 40.6% increase, respectively, over the respective prior year period. During the three months ended June 30, 2022, the increase was driven by an increase in home sales revenue of $11.9 million and an increase of 601 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the three months ended June 30, 2022 was primarily generated by an increase of 13.7% in the average sales price per home. During the six months ended June 30, 2022, the increase in income before income tax expense was driven by an increase of 837 basis points in the percentage of income before income tax expense to home sales revenues, as a result of increased gross margins on home sales, partially offset by a decrease in home sales revenue of $58.7 million. The revenue decrease during the six months ended June 30, 2022 was primarily generated by a decrease of 22.8% in the number of homes delivered, partially offset by an increase of 9.9% in the average sales price per home. For both the three and six month comparisons, the decreases in the number of homes delivered were driven by timing of new community openings.

Century Complete

During the three and six months ended June 30, 2022, our Century Complete segment generated income before income tax expense of $40.1 million and $64.8 million, respectively, a 73.8% and 44.6% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $83.5 million and $79.2 million, respectively. The revenue increase during the three months ended June 30, 2022 was primarily generated by an increase of 22.2% in the number of homes delivered, driven by an increase in the number of open communities as compared to the prior year period, as well as an increase of 19.9% in the average sales price per home. The revenue increase during the six months ended June 30, 2022 was primarily generated by an increase of 22.1% in the average sales price per home.  For both the three and six month comparisons, the average sales price increases were driven by the mix of deliveries within individual communities.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. Our Financial Services segment generated income before income tax of $8.6 million for the three months ended June 30, 2022, a 26.4% decrease over the prior year period. This decrease was primarily the result of a $7.1 million decrease in financial services revenue during the three months ended June 30, 2022 compared to the prior year period, due to (1) a 31.5% decrease to 1,465 in the number of mortgages originated during the three months ended June 30, 2022, due in part to a decrease in originations related to refinancing, and (2) reduced gain on sale margins on loans sold to third parties period over period. Our Financial Services segment generated income before income tax of $19.8 million for the six months ended June 30, 2022, a 26.9% decrease over the prior year period. This decrease was primarily the result of a $14.4 million decrease in financial services revenue during the six months ended June 30, 2022 compared to the prior year period, due to (1) a 32.8% decrease to 2,985 in the number of mortgages originated during the six months ended June 30, 2022, due in part to a decrease in originations related to refinancing, and (2) reduced gain on sale margins on loans sold to third parties period over period.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total originations:
Number of loans	1,465	2,138	2,985	4,439
Principal	$528,646	$661,853	$1,080,701	$1,374,144
Capture rate of Century homebuyers	70%	74%	74%	75%
Century Communities	77%	78%	79%	81%
Century Complete	57%	66%	60%	62%
Average FICO score	733	737	733	737
Century Communities	740	748	740	746
Century Complete	715	711	712	711

Loans sold to third parties:
Number of loans sold	1,417	2,326	3,376	4,605
Principal	$508,003	$725,393	$1,200,067	$1,406,550

Corporate

During the three and six months ended June 30, 2022, our Corporate segment generated losses of $28.7 million and $55.4 million, respectively, as compared to losses of $24.6 million and $42.0 million, respectively, for the same respective period in 2021. This increase in losses is primarily attributed to higher compensation costs and other corporate costs to support our growth.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment and other. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased during the three and six months ended June 30, 2022 to 28.2%, as compared to 23.9% and 22.5%, respectively, for the same periods in 2021. This increase was driven by (1) our ability to increase sales price in excess of an increase in our labor and direct costs period over period, (2) benefits from our increased scale driving building efficiencies and streamlined production processes, and (3) the realization of less interest in cost of home sales revenue over the prior period.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other and interest in cost of home sales revenues.

	Three Months Ended June 30,
	2022	%	2021	%

Home sales revenues	$1,134,535	100.0%	$1,004,789	100.0%
Cost of home sales revenues	(814,895)	(71.8)%	(764,668)	(76.1)%
Inventory impairment and other	—	—%	(41)	(0.0)%
Gross margin from home sales	319,640	28.2%	240,080	23.9%
Add: Inventory impairment and other	—	—%	41	0.0%
Add: Interest in cost of home sales revenues	13,473	1.2%	18,406	1.8%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	$333,113	29.4%	$258,527	25.7%

	Six Months Ended June 30,
	2022	%	2021	%

Home sales revenues	$2,122,950	100.0%	$1,964,068	100.0%
Cost of home sales revenues	(1,523,968)	(71.8)%	(1,521,175)	(77.5)%
Inventory impairment and other	—	—%	(41)	(0.0)%
Gross margin from home sales	598,982	28.2%	442,852	22.5%
Add: Inventory impairment and other	—	—%	41	0.0%
Add: Interest in cost of home sales revenues	25,619	1.2%	36,783	1.9%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	$624,601	29.4%	$479,676	24.4%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and six months ended June 30, 2022, excluding inventory impairment and other, and interest in cost of home sales revenues, our adjusted homebuilding gross margin percentage was 29.4%, as compared to 25.7% and 24.4%, respectively, for the same periods in 2021. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Increase
	2022	2021	Amount	%
Selling, general and administrative	$109,158	$99,656	$9,502	9.5%
As a percentage of home sales revenue	9.6%	9.9%

	Six Months Ended June 30,		Increase
	2022	2021	Amount	%
Selling, general and administrative	$210,797	$191,807	$18,990	9.9%
As a percentage of home sales revenue	9.9%	9.8%

Our selling, general and administrative expense increased $9.5 million and $19.0 million, respectively, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. These increases were primarily attributable to increases of $8.5 million and $17.4 million, respectively, in salaries and wages expense as compared to the same respective period in 2021 due to increased headcount, increased base pay due to market conditions, and increased incentive based compensation accruals, as well as increases in expenses in numerous areas to support our growth. The increases for the three and six months ended June 30, 2022 were partially offset by decreases in internal and external commission expense of $2.7 million and $8.4 million, respectively. During the three months ended June 30, 2022, our selling, general, and administrative expense decreased 30 basis points as a percentage of home sales revenue as compared to the same period in 2021, and during the six months ended June 30, 2022, our selling, general, and administrative expense increased slightly by 10 basis points as a percentage of home sales revenue as compared to the same period in 2021, which increase was partially offset by increased revenues on a partially fixed cost base.

Income Tax Expense

At the end of each interim period we are required to estimate our annual effective tax rate for the fiscal year, and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2022 estimated annual effective tax rate, before discrete items, of 25.6% is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation which increased our rate by 0.8%.

For the six months ended June 30, 2022, our estimated annual rate of 25.6% was impacted by discrete items which had a net impact of decreasing our rate by 0.4%, including excess tax benefits for vested stock-based compensation and federal energy tax credits claimed on prior year home deliveries in excess of previous estimates.

Our estimated annual rate for the six months ended June 30, 2022 of 25.6% increased by 340 basis points as compared to our effective tax rate for the year ended December 31, 2021 of 22.2%.  The increase in our estimated rate is driven by the expiration of the Energy Efficient Home Credit on December 31, 2021.  The Energy Efficient Home Credit provided a $2,000 tax credit for each home delivered that met the energy saving and certification requirements under the statute.

For the three months ended June 30, 2022 and 2021, we recorded income tax expense of $55.0 million and $34.2 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded income tax expense of $101.3 million and $63.6 million, respectively.

Segment Assets

(dollars in thousands)

	June 30,	December 31	Increase (Decrease)
	2022	2021	Amount	Change
West	$816,300	$668,830	$147,470	22.0%
Mountain	1,083,966	1,008,481	75,485	7.5%
Texas	449,936	322,302	127,634	39.6%
Southeast	439,321	360,644	78,677	21.8%
Century Complete	491,925	371,096	120,829	32.6%
Financial Services	351,300	533,159	(181,859)	(34.1)%
Corporate	139,987	232,364	(92,377)	(39.8)%
Total assets	$3,772,735	$3,496,876	$275,859	7.9%

Total assets increased to $3.8 billion as of June 30, 2022 as compared to December 31, 2021, primarily as a result of overall growth of the Company and increased in investment in homebuilding inventory, partially offset by a decrease in Financial Services assets primarily related to a decrease in mortgage loans held for sale period over period. The decrease in our Corporate assets was driven by a decrease in our cash and cash equivalents, partially offset by increases related to Century Living.

Lots owned and controlled

	June 30, 2022			December 31, 2021			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	5,129	2,453	7,582	4,440	4,877	9,317	15.5%	(49.7)%	(18.6)%
Mountain	11,706	3,653	15,359	11,860	8,039	19,899	(1.3)%	(54.6)%	(22.8)%
Texas	6,708	6,741	13,449	5,340	8,159	13,499	25.6%	(17.4)%	(0.4)%
Southeast	6,123	14,209	20,332	5,928	14,195	20,123	3.3%	0.1%	1.0%
Century Complete	5,467	13,362	18,829	5,287	11,734	17,021	3.4%	13.9%	10.6%
Total	35,133	40,418	75,551	32,855	47,004	79,859	6.9%	(14.0)%	(5.4)%

Of our total lots owned and controlled as of June 30, 2022, 46.5% were owned and 53.5% were controlled, as compared to 41.1% owned and 58.9% controlled as of December 31, 2021. The decrease in the number of controlled lots was driven by the termination of certain contracts in our markets that did not meet our investment criteria.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2022	2021	Amount	% Change	2022	2021	Amount	% Change
West	248	497	(249)	(50.1)%	665	891	(226)	(25.4)%
Mountain	478	617	(139)	(22.5)%	1,064	1,564	(500)	(32.0)%
Texas	274	399	(125)	(31.3)%	686	917	(231)	(25.2)%
Southeast	415	288	127	44.1%	824	764	60	7.9%
Century Complete	818	1,319	(501)	(38.0)%	1,938	2,439	(501)	(20.5)%
Total	2,233	3,120	(887)	(28.4)%	5,177	6,575	(1,398)	(21.3)%

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2022 decreased by 887 homes, or 28.4%, to 2,233, as compared to 3,120 for the same period in 2021. Net new home contracts for the six months ended June 30, 2022 decreased by 1,398 homes, or 21.3%, to 5,177, as compared to 6,575 for the same period in 2021. During the second quarter of 2022 we experienced a moderation of home sales pace across our markets as compared to prior periods. These decreases were primarily driven by the impact on demand for new homes of increasing interest rates, rising inflation, and macro-economic uncertainty, and to some extent, an increase in cancellations primarily due to interest rate increases.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and six months ended June 30, 2022 and 2021 by segment are included in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	% Change
West	3.8	9.7	(5.9)	(60.8)%
Mountain	4.8	7.6	(2.8)	(36.8)%
Texas	4.2	9.5	(5.3)	(55.8)%
Southeast	6.0	4.4	1.6	36.4%
Century Complete	2.4	4.2	(1.8)	(42.9)%
Total	3.5	5.7	(2.2)	(38.6)%

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	% Change
West	5.0	8.7	(3.7)	(42.5)%
Mountain	5.4	9.7	(4.3)	(44.3)%
Texas	5.2	10.9	(5.7)	(52.3)%
Southeast	6.0	5.8	0.2	3.4%
Century Complete	2.9	3.9	(1.0)	(25.6)%
Total	4.1	6.0	(1.9)	(31.7)%

During the three and six months ended June 30, 2022, our absorption rates decreased by 38.6% and 31.7%, respectively, to 3.5 and 4.1 per month, respectively, as compared to the same periods in 2021.  During the second quarter of 2022, we experienced a moderation of sales pace across our markets compared to prior periods. The second quarter 2022 decrease in sales pace was consistent with trends seen in the overall housing market, as increases in interest rates on mortgages, rising inflation, and macro-economic uncertainty caused demand to decrease from the historically strong market conditions experienced since the second quarter of 2020.

Selling communities at period end	As of June 30,		Increase/(Decrease)
	2022	2021	Amount	% Change

West	22	17	5	29.4%
Mountain	33	27	6	22.2%
Texas	22	14	8	57.1%
Southeast	23	22	1	4.5%
Century Complete	113	104	9	8.7%
Total	213	184	29	15.8%

Our selling communities increased to 213 communities at June 30, 2022 as compared to 184 at June 30, 2021. This increase was a result of new community openings.

Backlog

(dollars in thousands)

	As of June 30,
	2022			2021			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	367	$294,274	$801.8	673	$440,008	$653.8	(45.5)%	(33.1)%	22.6%
Mountain	1,137	632,865	556.6	1,057	544,365	515.0	7.6%	16.3%	8.1%
Texas	343	128,574	374.9	497	182,080	366.4	(31.0)%	(29.4)%	2.3%
Southeast	767	349,120	455.2	568	230,558	405.9	35.0%	51.4%	12.1%
Century Complete	2,153	572,727	266.0	1,651	365,454	221.4	30.4%	56.7%	20.1%
Total / Weighted Average	4,767	$1,977,560	$414.8	4,446	$1,762,465	$396.4	7.2%	12.2%	4.6%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At June 30, 2022, we had 4,767 homes in backlog with a total value of $2.0 billion, which represents increases of 7.2% and 12.2%, respectively, as compared to 4,446 homes in backlog with a total value of $1.8 billion at June 30, 2021.  The increase in backlog dollar value is primarily attributable to the increase in backlog units and a 4.6% increase in the average sales price of homes in backlog.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 5.875% senior notes due 2025 (which we collectively refer to as our “2025 Notes”), which were extinguished during the year ended December 31, 2021, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of June 30, 2022, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	June 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$3,626	$180,843
Cash held in escrow	82,494	52,297
Accounts receivable	55,638	39,492
Inventories	3,002,338	2,456,614
Prepaid expenses and other assets	203,169	160,999
Property and equipment, net	26,709	24,220
Deferred tax assets, net	19,356	21,239
Goodwill	30,395	30,395
Total assets	$3,423,725	$2,966,099
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$115,617	$82,734
Accrued expenses and other liabilities	391,932	288,229
Notes payable	1,009,631	998,936
Revolving line of credit	141,000	—
Total liabilities	1,658,180	1,369,899
Stockholders’ equity:	1,765,545	1,596,200
Total liabilities and stockholders’ equity	$3,423,725	$2,966,099

Summarized Statements of Operations Data (in thousands)	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021

Total homebuilding revenues	$2,133,390	$4,092,576
Total homebuilding cost of revenues	(1,532,826)	(3,095,363)
Selling, general and administrative	(210,797)	(389,610)
Loss on debt extinguishment	—	(14,458)
Inventory impairment and other	—	(41)
Other income (expense)	(6,209)	(3,307)
Income before income tax expense	383,558	589,797
Income tax expense	(96,513)	(131,201)
Net income	$287,045	$458,596

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and Credit Facility availability, was $819.5 million as of June 30, 2022, compared to $1.2 billion as of December 31, 2021.

Our principal uses of capital for the three and six months ended June 30, 2022 were our land purchases, land development, home construction, share repurchases, and the payment of routine liabilities. We increased our investment in homebuilding inventory during 2022, which resulted in 35,133 lots owned at June 30, 2022, a 6.9% increase as compared to December 31, 2021.

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

Our Century Living operations use excess cash from our operations as well as project specific secured financing to fund development of multi-family projects.

We believe that we will be able to fund our current liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms, especially in light of the current COVID-19 pandemic, the macro-economy, and market conditions at the time. While the impact of the COVID-19 pandemic will continue to evolve, we believe we are well positioned from a cash and liquidity standpoint to not only operate in an uncertain environment, but also continue to grow with the market and pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and six months ended June 30, 2022, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 3, 2022.

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

As of June 30, 2022, we had outstanding purchase contracts and option contracts for 40,418 lots, totaling approximately $1.7 billion, and we had $66.8 million of deposits for land contracts, of which $36.5 million were non-refundable cash deposits pertaining to land contracts. Subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of the purchase and option contracts during the next twelve to eighteen months, with performance on the remaining purchase and option contacts occurring in future periods. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions.

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

Outstanding Debt Obligations and Debt Service Requirements

Our outstanding debt obligations included the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,503	$494,117
6.750% senior notes, due May 2027(1)	495,985	495,581
Other financing obligations(2)	19,143	9,238
Notes payable	1,009,631	998,936
Revolving line of credit	141,000	—
Mortgage repurchase facilities	209,001	331,876
Total debt	$1,359,632	$1,330,812

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of June 30, 2022, other financing obligations included $18.2 million related to insurance premium notes and certain secured borrowings, as well as $0.9 million outstanding under the Construction Loan Agreement. As of June 30, 2021, other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2022 and December 31, 2021, we had $564.0 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

Construction Loan Agreement

On March 17, 2022, a wholly owned subsidiary of Century Living entered into a Construction Loan Agreement with U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which we refer to as “the Lender”). The Construction Loan Agreement provides that we may borrow up to $80.0 million from the Lender for purposes of construction of a multi-family project in Colorado, with advances made by the Lender upon the satisfaction of certain conditions. Borrowings under the Construction Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the secured overnight financing rate (which we refer to as “SOFR”) plus 210 basis points. The outstanding principal balance and all accrued and unpaid interest is due on the maturity date of March 17, 2026, and prepayments of the unpaid principal balance and accrued interest may be prepaid in full or in part, without premium or penalty. We have the option to extend the maturity date for a period of 12 months if certain conditions are satisfied. The Construction Loan Agreement contains customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of June 30, 2022, $0.9 million was outstanding under the Construction Loan Agreement, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with, Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated the Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “Credit Facility”) of up to $800 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum.

As of June 30, 2022, we had $141.0 million outstanding under the Credit Facility and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

On May 4, 2018, September 14, 2018, and August 1, 2019, Inspire entered into mortgage warehouse facilities, with Comerica Bank, J.P. Morgan, and Wells Fargo, respectively. The mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”), which were increased during 2020, provide Inspire with uncommitted repurchase facilities of up to an aggregate of $325.0 million as of June 30, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through August 23, 2022 and bear a weighted average interest rate of 2.938%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2022, we had $209.0 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder.

During the three and six months ended June 30, 2022, we incurred interest expense on the Repurchase Facilities of $0.4 million and $0.6 million, respectively. During the same periods in 2021, we incurred interest expense on the Repurchase Facilities of $0.8 million and $1.4 million, respectively. Interest expense on the Repurchase Facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100.0 million available for sale as of June 30, 2022.  We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2022 and 2021, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Stock Repurchase Program

On November 6, 2018, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4.5 million shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, and general market and economic conditions.

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

During the three and six months ended June 30, 2022, an aggregate of 0.8 million and 1.8 million shares, respectively, of our common stock were repurchased for a total purchase price of approximately $35.9 million and $98.3 million, respectively, and a weighted average price of $45.42 and $54.46 per share, respectively. During the three and six months ended June 30, 2021, we did not repurchase any shares of our common stock. The maximum number of shares available to be purchased under the stock repurchase program as of June 30, 2022 was 2,008,994 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the six months ended June 30, 2022, (in thousands, except per share information):

			Cash Dividends Declared
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568

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

Cash Flows— Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022 and 2021, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $102.9 million during the six months ended June 30, 2022 as compared to net cash provided by operating activities of $143.4 million during 2021. The increase in cash used in operations is primarily a result of increased investment in our homebuilding inventories for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, partially offset by a decrease in originations of mortgage loans held for sale and a $81.6 million increase in net income during six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

•Net cash used in investing activities increased to $25.3 million during the six months ended June 30, 2022, compared to $4.4 million used during the same period in 2021. The increase was primarily related to expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary Century Living.

•Net cash used in financing activities decreased to $96.3 million during the six months ended June 30, 2022, compared to net cash used by financing activities of $112.5 million during the same period in 2021. The decrease in cash used in financing activities was primarily attributable to a $141.0 million cash inflow from borrowings under our revolving line of credit for the six months ended June 30, 2022 compared to no revolving line of credit borrowings outstanding for the six months ended June 30, 2021 partially offset by (1) a $23.6 million increase in net payments on the Repurchase Facilities (2) a $98.3 million increase in repurchases of our common stock and (3) an $8.2 million increase in dividend payments during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

As of June 30, 2022, our cash and cash equivalents and restricted cash balance was $97.8 million.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 31, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment, and (vi) inventory impairment and other. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Net income	$158,668	$117,910	34.6%	$301,164	$219,562	37.2%
Income tax expense	54,980	34,224	60.6%	101,260	63,621	59.2%
Interest in cost of home sales revenues	13,473	18,406	(26.8)%	25,619	36,783	(30.4)%
Interest expense (income)	(147)	(172)	(14.5)%	(12)	(283)	(95.8)%
Depreciation and amortization expense	2,746	2,849	(3.6)%	5,352	5,655	(5.4)%
EBITDA	229,720	173,217	32.6%	433,383	325,338	33.2%
Inventory impairment and other	—	41	NM	—	41	NM
Adjusted EBITDA	$229,720	$173,258	32.6%	$433,383	$325,379	33.2%

NM – Not Meaningful

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net homebuilding debt (homebuilding debt less cash and cash equivalents, and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). Homebuilding debt is our total debt minus our outstanding borrowings under our Construction Loan Agreement and our Repurchase Facilities. The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

(dollars in thousands)

	June 30,	December 31,
	2022	2021
Notes payable	$1,009,631	$998,936
Revolving line of credit	141,000	—
Construction loan agreement	(917)	—
Total homebuilding debt	1,149,714	998,936
Total stockholders' equity	1,951,164	1,764,508
Total capital	$3,100,878	$2,763,444
Homebuilding debt to capital	37.1%	36.1%

Total homebuilding debt	$1,149,714	$998,936
Cash and cash equivalents	(78,011)	(316,310)
Cash held in escrow	(82,494)	(52,297)
Net homebuilding debt	989,209	630,329
Total stockholders' equity	1,951,164	1,764,508
Net capital	$2,940,373	$2,394,837

Net homebuilding debt to net capital	33.6%	26.3%

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

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income	$158,668	$117,910	$301,164	$219,562
Denominator
Weighted average common shares outstanding - basic	32,839,402	33,738,586	33,183,097	33,651,727
Dilutive effect of restricted stock units	387,981	218,052	399,803	269,212
Weighted average common shares outstanding - diluted	33,227,383	33,956,638	33,582,900	33,920,939
Earnings per share:
Basic	$4.83	$3.49	$9.08	$6.52
Diluted	$4.78	$3.47	$8.97	$6.47

Adjusted earnings per share
Numerator
Net income	$158,668	$117,910	$301,164	$219,562
Income tax expense	54,980	34,224	101,260	63,621
Income before income tax expense	213,648	152,134	402,424	283,183
Inventory impairment and other	—	41	—	41
Adjusted income before income tax expense	213,648	152,175	402,424	283,224
Adjusted income tax expense(1)	(54,980)	(34,188)	(101,260)	(63,630)
Adjusted net income	$158,668	117,987	$301,164	219,594

Denominator - Diluted	33,227,383	33,956,638	33,582,900	33,920,939

Adjusted diluted earnings per share	$4.78	$3.47	$8.97	$6.47

(1)The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2022 was 25.7% and 25.2%, respectively, and for the three and six months ended June 30, 2021 was 22.5%, which are reflective of the Company’s GAAP tax rates for the applicable periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risks associated with our Second A&R Credit Agreement and Construction Loan Agreement.

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

Borrowings under the Construction Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the SOFR plus 210 basis points.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, particularly lumber, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations. As inflation remained elevated during the three and six months ended June 30, 2022, interest rates on 30-year fixed mortgages have risen, coupled with the Federal Reserve raising the federal funds interest rate during the first and second quarters of 2022. While we were generally able to pass on cost increases from inflationary impacts to customers through increased home prices during the three and six months ended June 30, 2022, we may not be able to continue to offset cost increases with higher home selling prices in the future if weak housing market conditions exist.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it historically has taken four to eight months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry, supply chain challenges, changes in demand for our homes, and the COVID-19 pandemic.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2022, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by the Company during each of the three fiscal months in our second quarter ended June 30, 2022.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April
Purchased 4/1 through 4/30	114,171	$54.30	114,171	2,685,381
May
Purchased 5/1 through 5/31	95,901	49.48	95,901	2,589,480
June
Purchased 6/1 through 6/30	580,486	43.00	580,486	2,008,994
Total	790,558	$45.42

(1)On November 6, 2018, the Company's Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. The Company repurchased 790,558 shares during the period indicated above under this program and 2,008,994 shares remained available to repurchase under this program as of June 30, 2022.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Not applicable.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of Century Communities, Inc.’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Restated Bylaws of Century Communities, Inc. (incorporated by reference to Exhibit 3.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-36491))

10.1

Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K as filed with the SEC on May 5, 2022 (File No. 001-36491)

10.2

Form of Employee Performance Share Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan – (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Current Report on Form 8-K as filed with the SEC on May 5, 2022 (File No. 001-36491)

10.3

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Current Report on Form 8-K as filed with the SEC on May 5, 2022 (File No. 001-36491)

10.4

Form of Co-Chief Executive Officer Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Century Communities, Inc.’s Current Report on Form 8-K as filed with the SEC on May 5, 2022 (File No. 001-34691)

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

Century Communities, Inc.

Date: July 27, 2022	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: July 27, 2022	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: July 27, 2022	By:	/s/ David Messenger
David Messenger
Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2022	By:	/s/ J. Scott Dixon
J. Scott Dixon
Assistant Chief Financial Officer
(Principal Accounting Officer)