Form 10-Q
period 2022-09-30
Century Communities, Inc.
filed 2022-10-27
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

On October 21, 2022, 31,772,335 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets	(unaudited)	(audited)
Cash and cash equivalents	$98,203	$316,310
Cash held in escrow	83,952	52,297
Accounts receivable	41,955	41,932
Inventories	3,107,734	2,456,614
Mortgage loans held for sale	194,123	353,063
Prepaid expenses and other assets	259,379	200,087
Property and equipment, net	30,450	24,939
Deferred tax assets, net	33,873	21,239
Goodwill	30,395	30,395
Total assets	$3,880,064	$3,496,876
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$94,054	$84,679
Accrued expenses and other liabilities	337,415	316,877
Notes payable	1,016,548	998,936
Revolving line of credit	165,000	—
Mortgage repurchase facilities	195,047	331,876
Total liabilities	1,808,064	1,732,368
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,772,335 and 33,760,940 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	318	338
Additional paid-in capital	579,697	697,845
Retained earnings	1,491,985	1,066,325
Total stockholders' equity	2,072,000	1,764,508
Total liabilities and stockholders' equity	$3,880,064	$3,496,876

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Homebuilding revenues
Home sales revenues	$1,118,588	$917,337	$3,241,537	$2,881,404
Land sales and other revenues	2,432	11,594	12,872	35,522
Total homebuilding revenues	1,121,020	928,931	3,254,409	2,916,926
Financial services revenues	23,271	29,101	72,373	92,586
Total revenues	1,144,291	958,032	3,326,782	3,009,512
Homebuilding cost of revenues
Cost of home sales revenues	(841,665)	(682,012)	(2,365,633)	(2,203,187)
Cost of land sales and other revenues	(292)	(6,977)	(9,151)	(23,996)
Total homebuilding cost of revenues	(841,957)	(688,989)	(2,374,784)	(2,227,183)
Financial services costs	(13,922)	(17,666)	(43,262)	(54,135)
Selling, general and administrative	(110,687)	(90,154)	(321,484)	(281,961)
Loss on debt extinguishment	—	(14,458)	—	(14,458)
Inventory impairment and other	—	—	—	(41)
Other income (expense)	(5,651)	(1,004)	(12,754)	(2,790)
Income before income tax expense	172,074	145,761	574,498	428,944
Income tax expense	(27,601)	(31,784)	(128,861)	(95,406)
Net income	$144,473	$113,977	$445,637	$333,538

Earnings per share:
Basic	$4.49	$3.38	$13.57	$9.90
Diluted	$4.44	$3.31	$13.41	$9.69
Weighted average common shares outstanding:
Basic	32,196,589	33,760,940	32,850,647	33,688,531
Diluted	32,570,335	34,471,044	33,241,764	34,420,163

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$445,637	$333,538
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,207	8,324
Stock-based compensation expense	14,950	10,760
Fair value of mortgage loans held for sale and other	12,174	3,529
Loss on debt extinguishment	—	14,458
Inventory impairment and other	—	41
Deferred income taxes	(12,634)	(10,336)
Loss on disposition of assets	1,504	1,267
Changes in assets and liabilities:
Cash held in escrow	(31,655)	(6,034)
Accounts receivable	(14,499)	(12,353)
Inventories	(597,539)	(267,282)
Mortgage loans held for sale	142,283	53,132
Prepaid expenses and other assets	(25,740)	(68,622)
Accounts payable	10,605	(5,385)
Accrued expenses and other liabilities	(20,400)	27,743
Net cash (used in) provided by operating activities	(67,107)	82,780
Investing activities
Purchases of property and equipment	(15,395)	(6,763)
Expenditures related to development of rental properties	(18,082)	—
Other investing activities	(3,853)	2,434
Net cash used in investing activities	(37,330)	(4,329)
Financing activities
Borrowings under revolving credit facilities	968,000	—
Payments on revolving credit facilities	(803,000)	—
Proceeds from issuance of senior notes due 2029	—	500,000
Extinguishment of senior notes due 2025	—	(411,752)
Proceeds from issuance of insurance premium notes and other	25,070	19,580
Principal payments on insurance premium notes and other	(11,627)	(9,683)
Debt issuance costs	—	(6,155)
Net payments for mortgage repurchase facilities	(136,829)	(47,451)
Withholding of common stock upon vesting of stock-based compensation awards	(12,735)	(13,726)
Repurchases of common stock under stock repurchase program	(120,646)	—
Dividend payments	(19,680)	(10,127)
Other financing activities	2,941	(133)
Net cash (used in) provided by financing activities	(108,506)	20,553
Net (decrease) increase	$(212,943)	$99,004
Cash and cash equivalents and Restricted cash
Beginning of period	322,241	398,081
End of period	$109,298	$497,085
Supplemental cash flow disclosure
Cash paid for income taxes	$151,079	$116,182
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$98,203	$491,879
Restricted cash (Note 5)	11,095	5,206
Cash and cash equivalents and Restricted cash	$109,298	$497,085

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(in thousands)

For the Three Months Ended September 30, 2022 and 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2022	32,273	$323	$596,727	$1,354,114	$1,951,164
Vesting of stock-based compensation awards	—	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	—	—	—	—	—
Repurchases of common stock	(501)	(5)	(22,336)	—	(22,341)
Stock-based compensation expense	—	—	5,159	—	5,159
Cash dividends declared and dividend equivalents	—	—	147	(6,602)	(6,455)
Net income	—	—	—	144,473	144,473
Balance at September 30, 2022	31,772	$318	$579,697	$1,491,985	$2,072,000

Balance at June 30, 2021	33,761	$338	$690,707	$797,613	$1,488,658
Stock-based compensation expense	—	—	3,548	—	3,548
Cash dividends declared and dividend equivalents	—	—	54	(5,117)	(5,063)
Other	—	—	(103)	—	(103)
Net income	—	—	—	113,977	113,977
Balance at September 30, 2021	33,761	$338	$694,206	$906,473	$1,601,017

For the Nine Months Ended September 30, 2022 and 2021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards	516	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(200)	(2)	(12,733)	—	(12,735)
Repurchases of common stock	(2,305)	(23)	(120,623)	—	(120,646)
Stock-based compensation expense	—	—	14,950	—	14,950
Cash dividends declared and dividend equivalents	—	—	297	(19,977)	(19,680)
Other	—	—	(34)	—	(34)
Net income	—	—	—	445,637	445,637
Balance at September 30, 2022	31,772	$318	$579,697	$1,491,985	$2,072,000

Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of stock-based compensation awards	675	7	(7)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(265)	(3)	(13,723)	—	(13,726)
Stock-based compensation expense	—	—	10,760	—	10,760
Cash dividends declared and dividend equivalents	—	—	109	(10,236)	(10,127)
Other	—	—	(133)	—	(133)
Net income	—	—	—	333,538	333,538
Balance at September 30, 2021	33,761	$338	$694,206	$906,473	$1,601,017

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
West	$255,413	$268,279	$811,961	$691,472
Mountain	288,620	263,587	852,981	863,901
Texas	115,857	87,250	363,297	307,774
Southeast	196,787	131,297	526,944	520,221
Century Complete	264,343	178,518	699,226	533,558
Financial Services	23,271	29,101	72,373	92,586
Corporate	—	—	—	—
Total revenue	$1,144,291	$958,032	$3,326,782	$3,009,512

Income (loss) before income tax expense:
West	$51,036	$60,915	$200,213	$129,279
Mountain	51,058	50,561	159,559	158,355
Texas	17,084	11,884	62,978	39,554
Southeast	38,400	20,004	108,053	69,540
Century Complete	36,939	24,838	101,769	69,657
Financial Services	9,349	11,435	29,111	38,451
Corporate	(31,792)	(33,876)	(87,185)	(75,892)
Total income before income tax expense	$172,074	$145,761	$574,498	$428,944

The following table summarizes total assets by segment (in thousands):

	September 30,	December 31,
	2022	2021
West	$785,994	$668,830
Mountain	1,135,788	1,008,481
Texas	499,751	322,302
Southeast	451,104	360,644
Century Complete	510,290	371,096
Financial Services	357,431	533,159
Corporate	139,706	232,364
Total assets	$3,880,064	$3,496,876

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, costs associated with development of multi-family rental properties, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2022	2021
Homes under construction	$1,597,083	$1,188,270
Land and land development	1,449,972	1,214,965
Capitalized interest	60,679	53,379
Total inventories	$3,107,734	$2,456,614

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $139.8 million and $164.3 million at September 30, 2022 and December 31, 2021, respectively, and carried a weighted average interest rate of approximately 5.3% and 3.3%, respectively.  As of September 30, 2022 and December 31, 2021, Inspire had mortgage loans held for sale with an aggregate fair value of $194.1 million and $353.1 million, respectively, and an aggregate outstanding principal balance of $199.7 million and $342.0 million, respectively. Net losses on the sale of mortgage loans were $3.6 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, and net gains on the sale of mortgage loans were $21.7 million and $64.2 million for the three and nine months ended September 30, 2021, respectively, and are included in financial services revenue on the condensed consolidated statements of operations. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program.

Mortgage loans held for sale, including the rights to service the mortgage loans, mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), as well as the derivative instruments used to economically hedge our interest rate risk, which are typically forward commitments on mortgage-backed securities and interest rate lock commitments, are carried at fair value. Management believes carrying loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Gains and losses from the changes in fair value are reflected in financial services revenue on the condensed consolidated statements of operations. Losses from the change in fair value for mortgage loans held for sale were $8.1 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and were $16.7 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$37,384	$37,814
Lot option and escrow deposits	61,070	61,649
Performance deposits	12,974	11,196
Deferred financing costs on revolving line of credit, net	4,246	5,135
Restricted cash (1)	11,095	5,931
Right of use assets	15,541	16,939
Mortgage loans held for investment at fair value	16,285	10,631
Mortgage loans held for investment at amortized cost	6,726	2,825
Derivative assets and mortgage servicing rights	29,731	19,645
Other assets and prepaid expenses	64,327	28,322
Total prepaid expenses and other assets	$259,379	$200,087

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2022	2021
Earnest money deposits	$43,865	$56,811
Warranty reserve	15,336	13,343
Self-insurance reserve	13,864	5,103
Accrued compensation costs	72,057	81,604
Land development and home construction accruals	143,486	88,155
Accrued interest	15,114	9,653
Lease liabilities - operating leases	16,181	17,359
Income taxes payable	—	1,684
Derivative liabilities	—	359
Other accrued liabilities	17,512	42,806
Total accrued expenses and other liabilities	$337,415	$316,877

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.1 million and $2.5 million during the three months ended September 30, 2022 and 2021 and we reduced our warranty reserve by $0.6 million and $4.7 million during the nine months ended September 30, 2022 and 2021, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and nine months ended September 30, 2022 and 2021 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$14,127	$13,862	$13,343	$13,824
Warranty expense provisions	3,498	2,459	7,645	7,139
Payments	(2,179)	(1,494)	(5,046)	(3,938)
Warranty adjustment	(110)	(2,512)	(606)	(4,710)
Ending balance	$15,336	$12,315	$15,336	$12,315

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. Prior to the year ended December 31, 2021, we generally maintained construction defect policies with lower self-insurance limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based on third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our third-party actuarial analysis, we increased our self-insurance reserve by $0.9 million during the three and nine months ended September

30, 2022 and recorded no change to our reserve during the three and nine months ended September 30, 2021, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and nine months ended September 30, 2022 and 2021 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$10,153	$—	$5,103	$—
Self-insurance expense provisions	2,861	2,289	7,911	2,289
Payments	—	—	—	—
Self-insurance adjustment	850	—	850	—
Ending balance	$13,864	$2,289	$13,864	$2,289

9. Debt

Our outstanding debt obligations included the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,691	$494,117
6.750% senior notes, due May 2027(1)	496,190	495,581
Other financing obligations(2)	25,667	9,238
Notes payable	1,016,548	998,936
Revolving line of credit	165,000	—
Mortgage repurchase facilities	195,047	331,876
Total debt	$1,376,595	$1,330,812

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of September 30, 2022, other financing obligations included $22.7 million related to insurance premium notes and certain secured borrowings, as well as $3.0 million outstanding under the Construction Loan Agreements. As of December 31, 2021, other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings.

Construction Loan Agreements

On August 9, 2022 and March 17, 2022, certain wholly owned subsidiaries of Century Living, LLC entered into construction loan agreements with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which we collectively refer to as “the Lenders”), respectively. The construction loan agreements (which we refer to as the “Construction Loan Agreements”), collectively provide that we may borrow up to $128.0 million from the Lenders for purposes of construction of multi-family projects in Colorado, with advances made by the Lenders upon the satisfaction of certain conditions. Borrowings under the Construction Loan Agreements bear interest at floating interest rates per annum equal to the Secured Overnight Financing Rate and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through August 9, 2026, with the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The Construction Loan Agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of September 30, 2022, $3.0 million was outstanding under the Construction Loan Agreements, with borrowings bearing a weighted average interest rate of 4.423%, and we were in compliance with all covenants thereunder.

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

As of September 30, 2022 and December 31, 2021, $165.0 million and no amounts were outstanding under the Credit Facility, respectively, and we were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is a party to mortgage warehouse facilities with Comerica Bank, J.P. Morgan, and Wells Fargo (which we refer to as the “Repurchase Facilities”), which provide Inspire with uncommitted repurchase facilities of up to $275.0 million as of September 30, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through August 15, 2023 and bear a weighted average interest rate of 4.208%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2022, and December 31, 2021, we had $195.0 million and $331.9 million outstanding under the Repurchase Facilities, respectively, and were in compliance with all covenants thereunder.

During the three months ended September 30, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $0.6 million and $0.4 million, respectively, which are included in financial services costs on our condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $1.4 million and $1.8 million, respectively.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and Revolving Line of Credit is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2022 and 2021, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest capitalized beginning of period	$57,124	$54,161	$53,379	$60,838
Interest capitalized during period	17,281	15,204	46,645	45,310
Less: capitalized interest in cost of sales	(13,726)	(14,636)	(39,345)	(51,419)
Interest capitalized end of period	$60,679	$54,729	$60,679	$54,729

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2022 estimated annual effective tax rate, before discrete items, of 23.6% is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy home credits for the current year home deliveries, which combined resulted in a net decrease of 1.2%.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA extended the energy efficient home credit which provides a tax credit for each home delivered that met the energy saving and certification requirements for homes delivered from January 1, 2022 (retroactively) through December 31, 2022, as well as modifies and increases the tax credit starting in 2023 through 2032. Previously, the federal tax credit expired for homes delivered after December 31, 2021. During the three months ended September 30, 2022, our effective tax rate was benefited by a $13.6 million benefit as a result of the retroactive extension of the energy efficient home credit.

For the nine months ended September 30, 2022, our estimated annual rate of 23.6% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including federal energy home tax credits claimed and the impact of excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2022 and 2021, we recorded income tax expense of $27.6 million and $31.8 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded income tax expense of $128.9 million and $95.4 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, respectively (in thousands):

			September 30,	December 31,
	Balance Sheet Classification	Hierarchy	2022	2021

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$194,123	$353,063
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$16,285	$10,631
Derivative assets	Prepaid expenses and other assets	Level 2	$7,937	$5,944
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$21,794	$13,701
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$359

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 7.6%, 10.0%, and $0.086 per year per loan, respectively as of September 30, 2022, and 8.5%, 9.9%, and $0.085 per year per loan, respectively, as of December 31, 2021. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage servicing rights	2022	2021	2022	2021
Beginning of period	$20,196	$10,298	$13,701	$4,115
Originations	1,232	1,604	6,605	7,986
Settlements	(166)	(258)	(701)	(527)
Changes in fair value	532	27	2,189	97
End of period	$21,794	$11,671	$21,794	$11,671

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage loans held-for-investment at fair value	2022	2021	2022	2021
Beginning of period	$14,509	$10,823	$10,631	$8,727
Transfers from loans held for sale	1,904	973	7,046	4,354
Settlements	—	(129)	(1,121)	(1,309)
Reduction in unpaid principal balance	(89)	(54)	(213)	(159)
Changes in fair value	(39)	—	(58)	—
End of period	$16,285	$11,613	$16,285	$11,613

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at September 30, 2022 and December 31, 2021, respectively (in thousands).

		September 30, 2022		December 31, 2021

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$98,203	$98,203	$316,310	$316,310
3.875% senior notes (1)(2)	Level 2	$494,691	$380,000	$494,117	$504,375
6.750% senior notes (1)(2)	Level 2	$496,190	$466,250	$495,581	$526,875
Revolving line of credit(3)	Level 2	$165,000	$165,000	$—	$—
Other financing obligations(3)(4)	Level 3	$25,667	$25,667	$9,238	$9,238
Mortgage repurchase facilities(3)	Level 2	$195,047	$195,047	$331,876	$331,876

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2022, these amounts totaled $5.3 million and $3.8 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2021, these amounts totaled $5.9 million and $4.4 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(4)Other financing obligations included $22.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 3.99%, and $3.0 million related to outstanding borrowings on the Construction Loan Agreements that bore a weighted average interest rate of 4.423% during the period ended September 30, 2022. Other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.99% to 3.24% during the period ended December 31, 2021.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three and nine months ended September 30, 2022. No impairment charges were recorded in the three months ended September 30, 2021, and nominal impairment charges were recorded in the nine months ended September 30, 2021. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the nine months ended September 30, 2022 and 2021, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million and 0.2 million shares of common stock, respectively, assuming maximum level of performance, with a grant date fair value of $55.43 and $58.28 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to up to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the nine months ended September 30, 2022 and 2021, we issued 0.3 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 0.9 million shares will vest from 2022 to 2024 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

During the nine months ended September 30, 2022 and 2021, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $63.26 and $53.40 per share, respectively, that primarily vest over a three year period. During the nine months ended September 30, 2022, we granted 11.0 thousand shares of common stock on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $54.46 per share to our non-employee directors.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

As of September 30, 2022
Unvested units	988
Unrecognized compensation cost	$25,116
Weighted-average period to recognize compensation cost	1.59

During the three months ended September 30, 2022 and 2021, we recognized stock-based compensation expense of $5.2 million and $3.5 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized stock-based compensation expense of $15.0 million and $10.8 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

14. Stockholders’ Equity

Our authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2022 and December 31, 2021, there were 31.8 million and 33.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the nine months ended September 30, 2022 and 2021, we issued 0.5 million and 0.7 million shares of common stock, respectively, related to the vesting and settlement of RSUs, PSUs, and stock awards. As of September 30, 2022, approximately 3.1 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the nine months ended September 30, 2022 and 2021, respectively (in thousands, except per share information):

			Nine months ended September 30, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455

			Nine months ended September 30, 2021
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$$0.15	$5,063

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

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100.0 million available for sale as of September 30, 2022.  We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2022 and 2021, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

On November 6, 2018, we authorized a stock repurchase program, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three and nine months ended September 30, 2022, an aggregate of 0.5 million and 2.3 million shares, respectively, were repurchased for a total purchase price of approximately $22.3 million and $120.6 million, respectively, and a weighted average price of $44.58 and $52.32 per share, respectively. During the three and nine months ended September 30, 2021, we did not repurchase any shares of common stock. The maximum number of shares available to be repurchased under the stock repurchase program as of September 30, 2022 was 1,508,169 shares.

During the nine months ended September 30, 2022 and 2021, shares of common stock at a total cost of $12.7 million and $13.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income	$144,473	$113,977	$445,637	$333,538
Denominator
Weighted average common shares outstanding - basic	32,196,589	33,760,940	32,850,647	33,688,531
Dilutive effect of restricted stock units	373,746	710,104	391,117	731,632
Weighted average common shares outstanding - diluted	32,570,335	34,471,044	33,241,764	34,420,163
Earnings per share:
Basic	$4.49	$3.38	$13.57	$9.90
Diluted	$4.44	$3.31	$13.41	$9.69

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.5 million and 0.2 million common stock unit equivalents from diluted earnings per share during the three months ended September 30, 2022 and 2021, respectively, and we excluded 0.5 million and 0.2 million common stock unit equivalents from diluted earnings per share during the nine months ended September 30, 2022 and 2021, respectively, related to the PSUs for which performance conditions remained unsatisfied.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2022 and December 31, 2021, we had $565.8 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•economic changes, either nationally or in the markets in which we operate, including increased interest rates and inflation, and decreased employment levels;

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

•delays in completion of projects, land development or home construction, or reduced consumer demand for housing resulting from significant weather conditions and natural disasters in the geographic areas where we operate

•impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;

•changes in, or the failure or inability to comply with, governmental laws and regulations;

•the timing of receipt of municipal, utility and other regulatory approvals and the opening of projects and construction and completion of our homes;

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 7,691 homes delivered during the first nine months of 2022, approximately 76% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 96% of homes delivered were built as move-in ready homes.

In recent months, the Federal Reserve’s ongoing raising of the federal funds interest rate to mitigate inflation has now considerably impacted the U.S. housing market. Beginning in the second quarter of 2022 and continuing through the third quarter of 2022, we experienced a moderation of sales pace across our markets, resulting in a third quarter decrease of 51.9% in our net new home contracts as compared to the prior year period. In addition, we experienced an increase in cancellation rates to a combined 35%, with a 31% cancellation rate for Century Communities and a 41% cancellation rate for Century Complete, primarily driven by the increases in mortgage rates. This decrease in our sales pace was consistent with third quarter 2022 trends seen in the overall housing market, as increases in interest rates on mortgages, rising inflation, and macro-economic uncertainty caused demand for home sales to decrease from the historically strong market conditions experienced since the second quarter of 2020. Further, this uncertainty has led a majority of our recent homebuyers to seek homes with near-term completion schedules, allowing them to lock interest rates closer to a home closing. In response to the interest rate volatility and to maintain sales momentum, we have increased incentive offerings across our communities, including discounts on option and upgrades and financing incentives, which we expect will result in downward pressure to our homebuilding margins during the first half of 2023. We have also taken steps to reduce our fixed costs in light of decreased demand for our homes compared to prior periods.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy. We believe future demand for our homes is uncertain as future economic and market conditions are uncertain, in particular with respect to inflation; the impact of recent and anticipated future increases to the federal funds interest rate by the Federal Reserve; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy, financial markets, credit and mortgage markets; consumer confidence; interest rates; availability and cost of mortgage loans to homebuyers; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-Q. Specifically, the recent rise in interest rates increases the costs of owning a home and adversely affects the purchasing power of our customers. Increased interest rates also could decrease homebuyer confidence and hinder not only demand for our homes, but also our ability to realize our backlog. A decrease in demand for our homes or an increase in cancellations due to increased interest rates or otherwise would adversely affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

Despite the future macro-economic uncertainty, especially in relation to the recent higher interest rate environment, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new housing. We believe our operations are well-positioned to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy in order to optimize stockholder returns.

Results of Operations

During the three and nine months ended September 30, 2022, we generated $172.1 million and $574.5 million in income before income tax expense, respectively, and net income of $144.5 million, or $4.44 per diluted share, and $445.6 million, or $13.41 per diluted share, respectively, representing substantial increases as compared to the respective prior year periods, and resulting in a 33.2% return on equity on an annualized basis for the trailing twelve months. During the first nine months of 2022, we paid cash dividends to our stockholders of $0.20 per share, and we also returned capital to our stockholders via share repurchases of 2.3 million shares for $120.6 million or a weighted average price of $52.32 per share.

Our results for the third quarter of 2022 are reflective of the strength of our markets during previous quarters when the homes were contracted for which allowed us to pass on higher costs through higher selling prices and thereby positively affecting our margins during the third quarter of 2022. While we continued to experience labor and raw material shortages and municipal and utility delays in many of our markets, the severity of the shortages and delays began to moderate in the second quarter of 2022 and continued through the third quarter of 2022, resulting in improvements to our construction cycle times.

During the three and nine months ended September 30, 2022, we generated homebuilding revenues of $1.1 billion and $3.3 billion, respectively, representing increases of 20.7% and 11.6% over the respective prior year period. During the three and nine months ended September 30, 2022, we delivered 2,630 and 7,691 homes, respectively, with an average sales price of $425.3 thousand and $421.5 thousand, respectively. The number of homes delivered during the three and nine months ended September 30, 2022 represent an increase of 13.3% and a decrease of 2.5%, respectively, as compared to the respective prior year period, and were primarily driven by the timing of new community openings. Average sales price increased 7.6% and 15.4% during the three and nine months ended September 30, 2022 as compared to the respective prior year period. As of September 30, 2022, we had a backlog of 3,455 homes, a 29.0% decrease as compared to September 30, 2021, representing approximately $1.4 billion in sales value, a 28.3% decrease as compared to September 30, 2021.

During third quarter of 2022, Hurricane Ian had a modest impact on our total deliveries, primarily affecting our Century Complete segment, and we expect additional impacts in the fourth quarter of 2022 in those affected regions due to disruptions to the supply chain, municipalities and labor availability.

During the three and nine months ended September 30, 2022, we generated financial services revenue of $23.3 million and $72.4 million, respectively, representing decreases of 20.0% and 21.8% over the respective prior year period, driven by a reduced number of mortgages originated, as well as reduced gain on sale margins on loans sold to third parties.

We ended the third quarter of 2022 with $165.0 million outstanding under our revolving line of credit, $98.2 million of cash and cash equivalents, $84.0 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 32.5%. Additionally, we have continued to strategically manage our lot pipeline, while selectively reducing our land acquisition and development activities by terminating certain contracts in our markets that did not meet our investment criteria, resulting in 62,788 lots owned and controlled at September 30, 2022, a 16.9% decrease as compared to September 30, 2021 and a 21.4% decrease as compared to December 31, 2021.

During the nine months ended September 30, 2022, our Century Living operations commenced construction on two multi-family projects in Colorado. First, a 425-unit multi-family project was commenced in Lone Tree, Colorado, which we anticipate will be available for leasing in 2024, and second, a 227-unit multi-family project was commenced in Highlands Ranch, Colorado, which we anticipate will be available for leasing in the second half of 2023.

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021.

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations:
Revenue
Home sales revenues	$1,118,588	$917,337	$3,241,537	$2,881,404
Land sales and other revenues	2,432	11,594	12,872	35,522
Total homebuilding revenues	1,121,020	928,931	3,254,409	2,916,926
Financial services revenues	23,271	29,101	72,373	92,586
Total revenues	1,144,291	958,032	3,326,782	3,009,512
Homebuilding cost of revenues
Cost of home sales revenues	(841,665)	(682,012)	(2,365,633)	(2,203,187)
Cost of land sales and other revenues	(292)	(6,977)	(9,151)	(23,996)
	(841,957)	(688,989)	(2,374,784)	(2,227,183)
Financial services costs	(13,922)	(17,666)	(43,262)	(54,135)
Selling, general, and administrative	(110,687)	(90,154)	(321,484)	(281,961)
Loss on debt extinguishment	—	(14,458)	—	(14,458)
Inventory impairment and other	—	—	—	(41)
Other income (expense)	(5,651)	(1,004)	(12,754)	(2,790)
Income before income tax expense	172,074	145,761	574,498	428,944
Income tax expense	(27,601)	(31,784)	(128,861)	(95,406)
Net income	$144,473	$113,977	$445,637	$333,538
Earnings per share:
Basic	$4.49	$3.38	$13.57	$9.90
Diluted	$4.44	$3.31	$13.41	$9.69
Adjusted diluted earnings per share(1)	$4.44	$3.63	$13.41	$10.02
Other Operating Information (dollars in thousands):
Number of homes delivered	2,630	2,322	7,691	7,890
Average sales price of homes delivered	$425.3	$395.1	$421.5	$365.2
Homebuilding gross margin percentage(2)	24.8%	25.7%	27.0%	23.5%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	26.0%	27.2%	28.2%	25.3%
Backlog at end of period, number of homes	3,455	4,866	3,455	4,866
Backlog at end of period, aggregate sales value	$1,379,380	$1,922,784	$1,379,380	$1,922,784
Average sales price of homes in backlog	$399.2	$395.1	$399.2	$395.1
Net new home contracts	1,318	2,742	6,495	9,317
Selling communities at period end	217	186	217	186
Average selling communities	213	185	204	186
Total owned and controlled lot inventory	62,778	75,537	62,778	75,537
Adjusted EBITDA(1)	$188,653	$177,376	$622,036	$502,755
Adjusted income before income tax expense(1)	$172,074	$160,219	$574,498	$443,443
Adjusted net income(1)	$144,473	$125,282	$445,637	$344,812
Net homebuilding debt to net capital (1)	32.5%	23.1%	32.5%	23.1%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage for the nine months ended September 30, 2021 includes inventory impairment, which is included within inventory impairment and other on our condensed consolidated financial statements. No inventory impairments were recognized for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
West	378	409	$674.3	$655.8	$254,885	$268,219	$51,036	$60,915
Mountain	494	509	582.4	500.6	287,723	254,794	51,058	50,561
Texas	314	274	368.5	313.1	115,699	85,778	17,084	11,884
Southeast	423	325	464.0	403.8	196,286	131,228	38,400	20,004
Century Complete	1,021	805	258.6	220.3	263,995	177,318	36,939	24,838
Financial Services	—	—	—	—	—	—	9,349	11,435
Corporate	—	—	—	—	—	—	(31,792)	(33,876)
Total	2,630	2,322	$425.3	$395.1	$1,118,588	$917,337	$172,074	$145,761

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
West	1,200	1,113	$676.1	$621.2	$811,284	$691,369	$200,213	$129,279
Mountain	1,466	1,805	575.4	462.0	843,592	833,916	159,559	158,355
Texas	1,043	1,079	347.5	281.9	362,485	304,158	62,978	39,554
Southeast	1,193	1,322	441.0	393.2	526,135	519,762	108,053	69,540
Century Complete	2,789	2,571	250.3	207.0	698,041	532,199	101,769	69,657
Financial Services	—	—	—	—	—	—	29,111	38,451
Corporate	—	—	—	—	—	—	(87,185)	(75,892)
Total	7,691	7,890	$421.5	$365.2	$3,241,537	$2,881,404	$574,498	$428,944

West

During the three months ended September 30, 2022, our West segment generated income before income tax expense of $51.0 million, a 16.2% decrease over the respective prior year period. This decrease was primarily driven by a decrease in home sales revenue of $13.3 million, primarily due to a decrease of 7.6% in the number of homes delivered, partially offset by an increase of 2.8% in the average sales price per home. During the nine months ended September 30, 2022, our West segment generated income before income tax expense of $200.2 million, a 54.9% increase over the respective prior year period. This increase was primarily driven by an increase in home sales revenue of $119.9 million and an increase of 598 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the nine months ended September 30, 2022 was primarily driven by an increase of 7.8% in the number of homes delivered and an increase of 8.8% in the average sales price per home. For both the three- and nine- month comparisons, the changes in the number of homes delivered were driven by the timing of new community openings, and the average sales price increases were driven by the mix of deliveries within individual communities and home price appreciation over each respective period.

Mountain

During the three and nine months ended September 30, 2022, our Mountain segment generated income before income tax expense of $51.1 million and $159.6 million, respectively, remaining relatively flat over the respective prior year period. Home sales revenue increased during the three and nine months ended September 30, 2022 by $32.9 million and $9.7 million, respectively, primarily generated by increases of 16.3% and 24.5% in the average sales price per home, respectively, partially offset by decreases of 2.9% and 18.8%, respectively, in the number of homes delivered. For both the three- and nine-month comparisons, the decreases in the number of homes delivered were driven by timing of new community openings, and the average sales price increases were driven by the mix of deliveries within individual communities and home price appreciation over each respective period.

Texas

During the three and nine months ended September 30, 2022, our Texas segment generated income before income tax expense of $17.1 million and $63.0 million, respectively, a 43.8% and 59.2% increase, respectively, over the respective prior year period. During the three months ended September 30, 2022, the increase was driven by an increase in home sales revenue of $30.0 million, primarily generated by an increase of 14.6% in the number of homes delivered and an increase of 17.7% in the average sales price per home. During the nine months ended September 30, 2022, the increase in income before income tax expense was driven by an increase in home sales revenue of $58.3 million and an increase of 437 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the nine months ended September 30, 2022 was primarily generated by an increase of 23.3% in the average sales price per home, partially offset by a 3.3% decrease in the number of homes delivered. For both the three- and nine- month comparisons, the change in the number of homes delivered were driven by the timing of new community openings, and the average sales price increases were driven by the mix of deliveries within individual communities and home price appreciation over each respective period.

Southeast

During the three and nine months ended September 30, 2022, our Southeast segment generated income before income tax expense of $38.4 million and $108.1 million, respectively, a 92.0% and 55.4% increase, respectively, over the respective prior year period. During the three months ended September 30, 2022, the increase was driven by an increase in home sales revenue of $65.1 million and an increase of 432 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the three months ended September 30, 2022 was primarily generated by an increase of 30.2% in the number of homes delivered and an increase of 14.9% in the average sales price per home. During the nine months ended September 30, 2022, the increase in income before income tax expense was driven by an increase in home sales revenue of $6.4 million and an increase of 716 basis points in the percentage of income before income tax expense to home sales revenues, as a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales. The revenue increase during the nine months ended September 30, 2022 was primarily generated by an increase of 12.2% in the average sales price per home, partially offset by a 9.8% decrease in the number of homes delivered. For both the three- and nine- month comparisons, the change in the number of homes delivered were driven by the timing of new community openings, and the average sales price increases were driven by the mix of deliveries within individual communities and home price appreciation over each respective period.

Century Complete

During the three and nine months ended September 30, 2022, our Century Complete segment generated income before income tax expense of $36.9 million and $101.8 million, respectively, a 48.7% and 46.1% increase, respectively, over the respective prior year period. These increases were driven by increases in home sales revenue of $86.7 million and $165.8 million, respectively. The revenue increases during the three and nine months ended September 30, 2022 were primarily generated by increases of 26.8% and 8.5%, respectively, in the number of homes delivered, as well as increases of 17.4% and 20.9%, respectively, in the average sales price per home. For both the three- and nine- month comparisons, the increases in the number of homes delivered were driven by the timing of new community openings, and the average sales price increases were driven by the mix of deliveries within individual communities and home price appreciation over each respective period.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. Our Financial Services segment generated income before income tax of $9.3 million for the three months ended September 30, 2022, a 18.2% decrease over the prior year period. This decrease was primarily the result of a $5.8 million decrease in financial services revenue during the three months ended September 30, 2022 compared to the prior year period, due to (1) a 23.6% decrease to 1,375 in the number of mortgages originated during the three months ended September 30, 2022, and (2) reduced gain on sale margins on loans sold to third parties period over period. Our Financial Services segment generated income before income tax of $29.1 million for the nine months ended September 30, 2022, a 24.3% decrease over the prior year period. This decrease was primarily the result of a $20.2 million decrease in financial services revenue during the nine months ended September 30, 2022 compared to the prior year period, due to (1) a 30.1% decrease to 4,360 in the number of mortgages originated during the nine months ended September 30, 2022, due in part to a decrease in originations related to refinancing, and (2) reduced gain on sale margins on loans sold to third parties period over period. During the three and nine months ended September 30, 2022, the capture rate of Century homebuyers has decreased to 66% and 71%, respectively, primarily driven by the impact of market uncertainty on the financial services competitive environment.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total originations:
Number of loans	1,375	1,799	4,360	6,238
Principal	$496,071	$600,238	$1,576,773	$1,971,472
Capture rate of Century homebuyers	66%	71%	71%	74%
Century Communities	70%	78%	76%	80%
Century Complete	57%	58%	59%	61%
Average FICO score	728	736	731	737
Century Communities	736	748	739	741
Century Complete	709	713	711	711

Loans sold to third parties:
Number of loans sold	1,383	1,867	4,759	6,476
Principal	$507,784	$608,504	$1,707,851	$2,016,120

Corporate

During the three and nine months ended September 30, 2022, our Corporate segment generated losses of $31.8 million and $87.2 million, respectively, as compared to losses of $33.9 million and $75.9 million, respectively, for the same respective period in 2021. The decrease in net loss for the three-month comparison is primarily attributed to a $14.5 million loss on debt extinguishment during the three months ended September 30, 2021 related to the redemption of our 5.75% senior notes due 2025, partially offset by higher corporate costs to support our homebuilding operations during the three months ended September 30, 2022. The increase in loss for the nine-month comparison is primarily attributed to higher compensation costs and other corporate costs to support our homebuilding operations, partially offset by the loss on debt extinguishment during the nine months ended September 30, 2021.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment and other. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased during the three months ended September 30, 2022 to 24.8% as compared to 25.7% for the same period in 2021, primarily driven by higher incentives during the quarter. Our homebuilding gross margin percentage increased during the nine months ended September 30, 2022 to 27.0% as compared to 23.5% for the same period in 2021. This increase was driven by (1) our ability to increase sales price in excess of an increase in our labor and direct costs period over period, (2) benefits from our increased scale driving building efficiencies and streamlined production processes, and (3) the realization of less interest in cost of home sales revenue over the prior period.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and other and interest in cost of home sales revenues.

	Three Months Ended September 30,
	2022	%	2021	%

Home sales revenues	$1,118,588	100.0%	$917,337	100.0%
Cost of home sales revenues	(841,665)	(75.2)%	(682,012)	(74.3)%
Inventory impairment and other	—	—%	—	—%
Gross margin from home sales	276,923	24.8%	235,325	25.7%
Add: Inventory impairment and other	—	—%	—	—%
Add: Interest in cost of home sales revenues	13,726	1.2%	14,636	1.6%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	$290,649	26.0%	$249,961	27.2%

	Nine Months Ended September 30,
	2022	%	2021	%

Home sales revenues	$3,241,537	100.0%	$2,881,404	100.0%
Cost of home sales revenues	(2,365,633)	(73.0)%	(2,203,187)	(76.5)%
Inventory impairment and other	—	—%	(41)	(0.0)%
Gross margin from home sales	875,904	27.0%	678,176	23.5%
Add: Inventory impairment and other	—	—%	41	0.0%
Add: Interest in cost of home sales revenues	39,345	1.2%	51,419	1.8%
Adjusted homebuilding gross margin excluding interest and inventory impairment and other (1)	$915,249	28.2%	$729,636	25.3%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

For the three and nine months ended September 30, 2022, excluding inventory impairment and other, and interest in cost of home sales revenues, our adjusted homebuilding gross margin percentage was 26.0% and 28.2%, as compared to 27.2% and 25.3%, respectively, for the same periods in 2021. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Increase
	2022	2021	Amount	%
Selling, general and administrative	$110,687	$90,154	$20,533	22.8%
As a percentage of home sales revenue	9.9%	9.8%

	Nine Months Ended September 30,		Increase
	2022	2021	Amount	%
Selling, general and administrative	$321,484	$281,961	$39,523	14.0%
As a percentage of home sales revenue	9.9%	9.8%

Our selling, general and administrative expense increased $20.5 million and $39.5 million, respectively, for the three and nine months ended September 30, 2022 as compared to the same respective periods in 2021. These increases were primarily attributable to increases of $6.4 million and $23.8 million, respectively, in salaries and wages expense as compared to the same respective period in 2021 due to increased headcount, increased base pay due to market conditions, and increased incentive based compensation accruals, as well as increases in expenses in numerous areas to support our homebuilding operations. The increase for the nine months ended September 30, 2022 was partially offset by a decrease in internal and external commission expense of $3.8 million. During the three and nine months ended September 30, 2022, our selling, general, and administrative expense increased each by 10 basis points, respectively, as a percentage of home sales revenue as compared to the same respective period in 2021.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2022 estimated annual effective tax rate, before discrete items, of 23.6% is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy home credits for the current year home deliveries, which combined resulted in a net decrease of 1.2%.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA extended the energy efficient home credit which provides a tax credit for each home delivered that met the energy saving and certification requirements for homes delivered from January 1, 2022 (retroactively) through December 31, 2022, as well as modifies and increases the tax credit starting in 2023 through 2032. Previously, the federal tax credit expired for homes delivered after December 31, 2021. During the three months ended September 30, 2022, our effective tax rate was benefited by a $13.6 million benefit as a result of the retroactive extension energy efficient home credit.

For the nine months ended September 30, 2022, our estimated annual rate of 23.6% was impacted by discrete items which had a net impact of decreasing our rate by 1.2%, including federal energy home tax credits claimed and the impact of excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2022 and 2021, we recorded income tax expense of $27.6 million and $31.8 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded income tax expense of $128.9 million and $95.4 million, respectively.

Segment Assets

(dollars in thousands)

	September 30,	December 31	Increase (Decrease)
	2022	2021	Amount	Change
West	$785,994	$668,830	$117,164	17.5%
Mountain	1,135,788	1,008,481	127,307	12.6%
Texas	499,751	322,302	177,449	55.1%
Southeast	451,104	360,644	90,460	25.1%
Century Complete	510,290	371,096	139,194	37.5%
Financial Services	357,431	533,159	(175,728)	(33.0)%
Corporate	139,706	232,364	(92,658)	(39.9)%
Total assets	$3,880,064	$3,496,876	$383,188	11.0%

Total assets increased to $3.9 billion as of September 30, 2022 as compared to December 31, 2021, primarily as a result of an increase in investment in homebuilding inventory, partially offset by a decrease in Financial Services assets primarily related to a decrease in mortgage loans held for sale period over period. The decrease in our Corporate assets was driven by a decrease in our cash and cash equivalents, partially offset by increases related to Century Living.

Lots owned and controlled

	September 30, 2022			December 31, 2021			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,824	1,325	6,149	4,440	4,877	9,317	8.6%	(72.8)%	(34.0)%
Mountain	11,312	2,374	13,686	11,860	8,039	19,899	(4.6)%	(70.5)%	(31.2)%
Texas	7,382	4,158	11,540	5,340	8,159	13,499	38.2%	(49.0)%	(14.5)%
Southeast	5,981	7,683	13,664	5,928	14,195	20,123	0.9%	(45.9)%	(32.1)%
Century Complete	4,978	12,761	17,739	5,287	11,734	17,021	(5.8)%	8.8%	4.2%
Total	34,477	28,301	62,778	32,855	47,004	79,859	4.9%	(39.8)%	(21.4)%

Of our total lots owned and controlled as of September 30, 2022, 54.9% were owned and 45.1% were controlled, as compared to 41.1% owned and 58.9% controlled as of December 31, 2021. The decrease in the number of controlled lots was driven by the termination of certain contracts in our markets that did not meet our investment criteria.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2022	2021	Amount	% Change	2022	2021	Amount	% Change
West	219	395	(176)	(44.6)%	884	1,286	(402)	(31.3)%
Mountain	183	489	(306)	(62.6)%	1,247	2,053	(806)	(39.3)%
Texas	181	392	(211)	(53.8)%	867	1,309	(442)	(33.8)%
Southeast	240	387	(147)	(38.0)%	1,064	1,151	(87)	(7.6)%
Century Complete	495	1,079	(584)	(54.1)%	2,433	3,518	(1,085)	(30.8)%
Total	1,318	2,742	(1,424)	(51.9)%	6,495	9,317	(2,822)	(30.3)%

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2022 decreased by 1,424 homes, or 51.9%, to 1,318, as compared to 2,742 for the same period in 2021. Net new home contracts for the nine months ended September 30, 2022 decreased by 2,822 homes, or 30.3%, to 6,495, as compared to 9,317 for the same period in 2021. Beginning in the second quarter of 2022 and continuing through the third quarter of 2022, we experienced a moderation of home sales pace across our markets as compared to prior periods. These decreases were primarily driven by the impact on demand for new homes from increasing interest rates, rising inflation, and macro-economic uncertainty, and to some extent, an increase in cancellations primarily due to interest rate increases.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three and nine months ended September 30, 2022 and 2021 by segment are included in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	% Change
West	3.3	7.3	(4.0)	(54.8)%
Mountain	1.9	6.0	(4.1)	(68.3)%
Texas	2.5	8.7	(6.2)	(71.3)%
Southeast	3.2	6.8	(3.6)	(52.9)%
Century Complete	1.4	3.4	(2.0)	(58.8)%
Total	2.0	4.9	(2.9)	(59.2)%

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	% Change
West	4.5	7.9	(3.4)	(43.0)%
Mountain	4.3	8.4	(4.1)	(48.8)%
Texas	4.0	9.7	(5.7)	(58.8)%
Southeast	4.7	6.7	(2.0)	(29.9)%
Century Complete	2.4	3.7	(1.3)	(35.1)%
Total	3.3	5.6	(2.3)	(41.1)%

During the three and nine months ended September 30, 2022, our absorption rates decreased by 59.2% and 41.1%, respectively, to 2.0 and 3.3 per month, respectively, as compared to the same respective periods in 2021. Beginning in the second quarter of 2022 and continuing through the third quarter of 2022, we experienced a moderation of sales pace across our markets compared to prior periods, as well as an increase in cancellation rates to a combined 35%, with a 31% cancellation rate for Century Communities and a 41% cancellation rate for Century Complete, primarily driven by the increases in mortgage rates. The third quarter 2022 decrease in sales pace was consistent with trends seen in the overall housing market, as interest rate increases on mortgages, rising inflation, and macro-economic uncertainty caused demand to decrease from the historically strong market conditions experienced since the second quarter of 2020.

Selling communities at period end	As of September 30,		Increase/(Decrease)
	2022	2021	Amount	% Change

West	22	18	4	22.2%
Mountain	32	27	5	18.5%
Texas	24	15	9	60.0%
Southeast	25	19	6	31.6%
Century Complete	114	107	7	6.5%
Total	217	186	31	16.7%

Our selling communities increased to 217 communities at September 30, 2022 as compared to 186 at September 30, 2021. This increase was a result of new community openings during the past year.

Backlog

(dollars in thousands)

	As of September 30,
	2022			2021			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	208	$172,071	$827.3	659	$436,812	$662.8	(68.4)%	(60.6)%	24.8%
Mountain	826	447,827	542.2	1,037	556,192	536.3	(20.3)%	(19.5)%	1.1%
Texas	210	73,482	349.9	615	217,362	353.4	(65.9)%	(66.2)%	(1.0)%
Southeast	584	246,764	422.5	630	257,902	409.4	(7.3)%	(4.3)%	3.2%
Century Complete	1,627	439,236	270.0	1,925	454,516	236.1	(15.5)%	(3.4)%	14.4%
Total / Weighted Average	3,455	$1,379,380	$399.2	4,866	$1,922,784	$395.1	(29.0)%	(28.3)%	1.0%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At September 30, 2022, we had 3,455 homes in backlog with a total value of $1.4 billion, which represents decreases of 29.0% and 28.3%, respectively, as compared to 4,866 homes in backlog with a total value of $1.9 billion at September 30, 2021.  The decrease in backlog dollar value is primarily attributable to the decrease in backlog units, partially offset by a 1.0% increase in the average sales price of homes in backlog.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 5.875% senior notes due 2025 (which we collectively refer to as our “2025 Notes”), which were extinguished during the third quarter of 2021, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of September 30, 2022, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	September 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$3,484	$180,843
Cash held in escrow	83,952	52,297
Accounts receivable	32,471	39,492
Inventories	3,107,734	2,456,614
Prepaid expenses and other assets	200,768	160,999
Property and equipment, net	29,957	24,220
Deferred tax assets, net	33,873	21,239
Goodwill	30,395	30,395
Total assets	$3,522,634	$2,966,099
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$92,318	$82,734
Accrued expenses and other liabilities	357,679	288,229
Notes payable	1,016,548	998,936
Revolving line of credit	165,000	—
Total liabilities	1,631,545	1,369,899
Stockholders’ equity:	1,891,089	1,596,200
Total liabilities and stockholders’ equity	$3,522,634	$2,966,099

Summarized Statements of Operations Data (in thousands)	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021

Total homebuilding revenues	$3,254,409	$4,092,576
Total homebuilding cost of revenues	(2,374,784)	(3,095,363)
Selling, general and administrative	(321,484)	(389,610)
Loss on debt extinguishment	—	(14,458)
Inventory impairment and other	—	(41)
Other income (expense)	(11,205)	(3,307)
Income before income tax expense	546,936	589,797
Income tax expense	(122,679)	(131,201)
Net income	$424,257	$458,596

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 3, 2022, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” During the three and nine months ended September 30, 2022, we have updated our critical accounting policies to include the following disclosure about our self-insurance accounting policy:

Self-Insurance

We maintain general liability insurance coverage, including coverage for certain construction defects. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. Prior to the year ended December 31, 2021, we generally maintained construction defect policies with lower self-insurance limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.

As of September 30, 2022, our self-insurance reserve for incurred but not reported construction defect claims was $13.9 million, compared to $5.1 million as of December 31, 2021. The self-insurance reserve estimate requires significant management judgment and assumptions, and is based on a third-party actuarial analysis that relies primarily upon industry data and partially on our historical claims to estimate overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Assumptions used in developing estimates can fluctuate as a result of unforeseen developments in claims relative to markets in which we operate, inflation rates, regulatory or legal changes, and other factors. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded reserves. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Historically, adjustments to our estimates have not been material, as we increased our self-insurance reserve by $0.9 million during the three and nine months ended September 30, 2022 and recorded no change to our reserve during the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and Credit Facility availability, was $817.2 million as of September 30, 2022, compared to $1.2 billion as of December 31, 2021.

Our principal uses of capital for the three and nine months ended September 30, 2022 were our land purchases, land development, home construction, share repurchases, and the payment of routine liabilities. We increased our investment in homebuilding inventory during 2022, including an increase of $408.8 million in homes under construction and $235.0 million in land and land development, which resulted in 34,477 lots owned at September 30, 2022, a 4.9% increase as compared to December 31, 2021.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our consolidated statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we continue to acquire and develop lots in our markets when they meet our current investment criteria, During the three months ended September 30, 2022, we reduced our land acquisition and development activities by terminating certain contracts in our markets that did not meet our investment criteria, resulting in a charge of $4.4 million recorded as other expense included in our condensed consolidated statements of operations.

Under our shelf registration statement, which we filed with the SEC on July 1, 2021 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets in registered transactions from time to time and as needed as part of our ongoing financing strategy and subject to market conditions.

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our Credit Facility, and proceeds from issuances of debt or equity, including our current at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development, home construction activities, general corporate purposes, and other cash needs.

Our Financial Services operations use funds generated from operations and availability under our mortgage repurchase facilities to finance its operations, including originations of mortgage loans to our homebuyers.

Our Century Living operations use excess cash from our operations as well as project specific secured financing under construction loan agreements to fund development of multi-family projects.

We believe that we will be able to fund our current liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms based on the macro-economy, and market conditions at the time. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as our revolving line of credit. We believe we are well positioned from a cash and liquidity standpoint to operate in an uncertain environment, and to pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Long-term Liquidity and Capital Resources

Beyond the next twelve months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available, or on favorable terms, especially in light of rising interest rates. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as our revolving line of credit. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and nine months ended September 30, 2022, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 3, 2022.

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

As of September 30, 2022, we had outstanding purchase contracts and option contracts for 28,301 lots, totaling approximately $1.2 billion, and we had $61.1 million of deposits for land contracts, of which $33.1 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next twenty-four months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Outstanding Debt Obligations and Debt Service Requirements

Our outstanding debt obligations included the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,691	$494,117
6.750% senior notes, due May 2027(1)	496,190	495,581
Other financing obligations(2)	25,667	9,238
Notes payable	1,016,548	998,936
Revolving line of credit	165,000	—
Mortgage repurchase facilities	195,047	331,876
Total debt	$1,376,595	$1,330,812

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of September 30, 2022, other financing obligations included $22.7 million related to insurance premium notes and certain secured borrowings, as well as $3.0 million outstanding under the construction loan agreements, as described below. As of December 31, 2021, other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings.

A summary of our debt obligations is included in Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 3, 2022 and in Note 9 to our condensed consolidated financial statements in this Form 10-Q.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2022 and December 31, 2021, we had $565.8 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

Construction Loan Agreements

On August 9, 2022 and March 17, 2022, certain wholly owned subsidiaries of Century Living, LLC entered into construction loan agreements with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which we collectively refer to as “the Lenders”), respectively. The construction loan agreements (which we refer to as the “Construction Loan Agreements”), collectively provide that we may borrow up to $128.0 million from the Lenders for purposes of construction of multi-family projects in Colorado, with advances made by the Lenders upon the satisfaction of certain conditions. Borrowings under the Construction Loan Agreements bear interest at floating interest rates per annum equal to the Secured Overnight Financing Rate and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through August 9, 2026, with the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The Construction Loan Agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of September 30, 2022, $3.0 million was outstanding under the Construction Loan Agreements, with borrowings bearing a weighted average interest rate of 4.423%, and we were in compliance with all covenants thereunder.

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

As of September 30, 2022, we had $165.0 million outstanding under the Credit Facility and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with Comerica Bank, J.P. Morgan, and Wells Fargo (which we refer to as the “Repurchase Facilities”), which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275.0 million as of September 30, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through August 15, 2023 and bear a weighted average interest rate of 4.208%.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2022, we had $195.0 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder.

During the three months ended September 30, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $0.6 million and $0.4 million, respectively. During the nine months ended September 30, 2022 and 2021, we incurred interest expense on the Repurchase Facilities of $1.4 million and $1.8 million, respectively. Interest expense on the Repurchase Facilities is included in financial services costs on our condensed consolidated statements of operations.

At-the-Market Offerings

On November 27, 2019, we entered into a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. This Distribution Agreement, which superseded and replaced a prior similar distribution agreement, and was amended in July 2021 to acknowledge our filing of a new registration statement on Form S-3 registering the issuance and sale of shares of our common stock under the Distribution Agreement and replace Citigroup Global Markets Inc. with Wells Fargo Securities, LLC as a sales agent, had all $100.0 million available for sale as of September 30, 2022.  We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2022 and 2021, respectively. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement.

Stock Repurchase Program

On November 6, 2018, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4.5 million shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, general market and economic conditions, as well as the future 1% excise tax on stock repurchases after December 31, 2022 included in the Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022.

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

During the three and nine months ended September 30, 2022, an aggregate of 0.5 million and 2.3 million shares, respectively, of our common stock were repurchased for a total purchase price of approximately $22.3 million and $120.6 million, respectively, and a weighted average price of $44.58 and $52.32 per share, respectively. During the three and nine months ended September 30, 2021, we did not repurchase any shares of our common stock. The maximum number of shares available to be purchased under the stock repurchase program as of September 30, 2022 was 1,508,169 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the nine months ended September 30, 2022 and 2021, respectively (in thousands, except per share information):

			Nine months ended September 30, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455

			Nine months ended September 30, 2021
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$$0.15	$5,063

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

Cash Flows— Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022 and 2021, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $67.1 million during the nine months ended September 30, 2022 as compared to net cash provided by operating activities of $82.8 million during the same period in 2021. The increase in cash used in operations is primarily a result of increased investment in our homebuilding inventories for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, partially offset by a decrease in originations of mortgage loans held for sale and a $112.1 million increase in net income for nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

•Net cash used in investing activities increased to $37.3 million during the nine months ended September 30, 2022, compared to $4.3 million used during the same period in 2021. The increase was primarily related to expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living, and a $8.6 million increase in purchases of property and equipment for the nine months ended September 30, 2022 as compared to the nine months ended September 30,2021.

•Net cash used in financing activities was $108.5 million during the nine months ended September 30, 2022, compared to net cash provided by financing activities of $20.6 million during the same period in 2021. The increase in cash used in financing activities was primarily attributable (1) a $120.6 million increase in repurchases of our common stock during the current year period, (2) a $89.4 million increase in net payments on the Repurchase Facilities during the current year period, (3) $88.2 million in net proceeds from the issuance of senior notes due 2029 in the prior year period, partially offset by the simultaneous extinguishment of our former senior notes due 2025 and (4) a $9.6 million increase in dividend payments during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were offset by $165.0 million net cash inflow from borrowings under our revolving line of credit for the nine months ended September 30, 2022 compared to no revolving line of credit borrowings outstanding for the nine months ended September 30, 2021.

As of September 30, 2022, our cash and cash equivalents and restricted cash balance was $109.3 million, as compared to $322.2 million as of December 31, 2021.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment, and (vi) inventory impairment and other. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net income	$144,473	$113,977	26.8%	$445,637	$333,538	33.6%
Income tax expense	27,601	31,784	(13.2)%	128,861	95,406	35.1%
Interest in cost of home sales revenues	13,726	14,636	(6.2)%	39,345	51,419	(23.5)%
Interest expense (income)	(2)	(148)	(98.6)%	(14)	(431)	(96.8)%
Depreciation and amortization expense	2,855	2,669	7.0%	8,207	8,324	(1.4)%
EBITDA	188,653	162,918	15.8%	622,036	488,256	27.4%
Loss on debt extinguishment	—	14,458	(100.0)%	—	14,458	(100.0)%
Inventory impairment and other	—	—	NM	—	41	(100.0)%
Adjusted EBITDA	$188,653	$177,376	6.4%	$622,036	$502,755	23.7%

NM – Not Meaningful

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure.  We calculate this by dividing net homebuilding debt (homebuilding debt less cash and cash equivalents, and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). Homebuilding debt is our total debt minus our outstanding borrowings under our Construction Loan Agreements and our Repurchase Facilities. The most directly comparable GAAP measure is the ratio of debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

(dollars in thousands)

	September 30,	December 31,
	2022	2021
Notes payable	$1,016,548	$998,936
Revolving line of credit	165,000	—
Construction loan agreements	(2,985)	—
Total homebuilding debt	1,178,563	998,936
Total stockholders' equity	2,072,000	1,764,508
Total capital	$3,250,563	$2,763,444
Homebuilding debt to capital	36.3%	36.1%

Total homebuilding debt	$1,178,563	$998,936
Cash and cash equivalents	(98,203)	(316,310)
Cash held in escrow	(83,952)	(52,297)
Net homebuilding debt	996,408	630,329
Total stockholders' equity	2,072,000	1,764,508
Net capital	$3,068,408	$2,394,837

Net homebuilding debt to net capital	32.5%	26.3%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted Net Income and Adjusted Diluted Earnings per Share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define Adjusted Net Income as consolidated net income before (i) income tax expense, (ii) inventory impairment and other (iii) restructuring costs, and (iv) loss on debt extinguishment, less adjusted income tax expense, calculated using the Company’s estimated annual effective tax rate after discrete items for the applicable period. Adjusted Diluted EPS is calculated by dividing Adjusted Net Income by weighted average common shares – diluted.

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income	$144,473	$113,977	$445,637	$333,538
Denominator
Weighted average common shares outstanding - basic	32,196,589	33,760,940	32,850,647	33,688,531
Dilutive effect of restricted stock units	373,746	710,104	391,117	731,632
Weighted average common shares outstanding - diluted	32,570,335	34,471,044	33,241,764	34,420,163
Earnings per share:
Basic	$4.49	$3.38	$13.57	$9.90
Diluted	$4.44	$3.31	$13.41	$9.69

Adjusted earnings per share
Numerator
Net income	$144,473	$113,977	$445,637	$333,538
Income tax expense	27,601	31,784	128,861	95,406
Income before income tax expense	172,074	145,761	574,498	428,944
Inventory impairment and other	—	—	—	41
Loss on debt extinguishment	—	14,458	—	14,458
Adjusted income before income tax expense	172,074	160,219	574,498	443,443
Adjusted income tax expense(1)	(27,601)	(34,937)	(128,861)	(98,631)
Adjusted net income	$144,473	$125,282	$445,637	$344,812

Denominator - Diluted	32,570,335	34,471,044	33,241,764	34,420,163

Adjusted diluted earnings per share	$4.44	$3.63	$13.41	$10.02

(1)The tax rates used in calculating adjusted net income for the three and nine months ended September 30, 2022 were 16.0% and 22.4%, respectively, and for the three and nine months ended September 30, 2021 were 21.8% and 22.2%, respectively, which are reflective of the Company’s GAAP tax rates for the applicable periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risks associated with our Second A&R Credit Agreement and Construction Loan Agreements.

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

Borrowings under the Construction Loan Agreements bear interest at floating interest rate per annum equal to the Secured Overnight Financing Rate and the Bloomberg Short-term Bank Yield Index, plus an applicable margin.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, particularly lumber, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations. As inflation remained elevated during the three and nine months ended September 30, 2022, interest rates on 30-year fixed mortgages have risen, coupled with the Federal Reserve raising the federal funds interest rate during the first, second, and third quarters of 2022. While we were generally able to pass on cost increases from inflationary impacts to customers through increased home prices during the three and nine months ended September 30, 2022, we may not be able to continue to offset cost increases with higher home selling prices in the future if weak housing market conditions exist.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it historically has taken four to eight months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry, supply chain challenges, and changes in demand for our homes.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2022, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 3, 2022, other than the impact of inflation and increased interest rates on housing demand, which has moderated considerably over the past few months, and on our cancellation rates, which have increased over the past few months, and other trends that have materialized this year, as discussed in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by the Company during each of the three fiscal months in our third quarter ended September 30, 2022.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July
Purchased 7/1 through 7/31	—	$—	—	2,008,994
August
Purchased 8/1 through 8/31	—	—	—	2,008,994
September
Purchased 9/1 through 9/30	500,825	44.58	500,825	1,508,169
Total	500,825	$44.58

(1)On November 6, 2018, the Company's Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. The Company repurchased 500,825 shares during the period indicated above under this program and 1,508,169 shares remained available to repurchase under this program as of September 30, 2022.

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

Century Communities, Inc.

Date: October 26, 2022	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: October 26, 2022	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: October 26, 2022	By:	/s/ David Messenger
David Messenger
Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2022	By:	/s/ J. Scott Dixon
J. Scott Dixon
Assistant Chief Financial Officer
(Principal Accounting Officer)