Form 10-K
period 2022-12-31
Century Communities, Inc.
filed 2023-02-02
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 was approximately $1.3 billion based on the closing price of $44.97 per share as reported on the New York Stock Exchange on June 30, 2022.

As of January 25, 2023, the registrant had 31,772,791 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements included in or incorporated by reference into this Annual Report on Form 10-K (which we refer to as this “Form 10-K”) constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” the negative of such terms and other comparable terminology, and the use of future dates. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors.

The forward-looking statements included in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties, including, among others:

•economic changes, either nationally or in the markets in which we operate, including increased interest rates and the resulting impact on the accessibility of mortgage loans to homebuyers, persistent inflation, and decreased employment levels;

•shortages of or increased prices for labor, land or raw materials used in housing construction and resource shortages;

•a downturn in the homebuilding industry, including a reduction in demand or a decline in real estate values or market conditions resulting in an adverse impact on our business, operating results and financial condition, including an impairment of our assets;

•changes in assumptions used to make industry forecasts, population growth rates or trends affecting housing demand or prices;

•volatility and uncertainty in the credit markets and broader financial markets and the impact on such markets and our ability to access them in the event of a threatened or actual U.S. sovereign default;

•our future business operations, operating results and financial condition, and changes in our business and investment strategy;

•availability and price of land to acquire, and our ability to acquire such land on favorable terms or at all;

•availability, terms and deployment of capital;

•availability or cost of mortgage financing or an increase in the number of foreclosures in the market;

•delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

•delays in completion of projects, land development or home construction, or reduced consumer demand for housing resulting from significant weather conditions and natural disasters in the geographic areas where we operate;

•the impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;

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

•our ability to pay dividends in the future; and

•taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance.

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

PART I

ITEM 1.BUSINESS.

Overview

Century Communities, Inc., a Delaware corporation (which we refer to as “we,” “us,” “our,” “CCS,” or the “Company”), is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land. We build and sell homes under our Century Communities and Century Complete brands.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 10,594 homes delivered during 2022, approximately 77% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 96% of homes delivered were built as move-in ready homes.

Since our initial public offering in 2014, we have expanded geographically through the acquisitions of other homebuilders and organic entrance into new markets. We are one of the largest homebuilders in the United States and our common shares trade on the New York Stock Exchange under the symbol “CCS.” As of December 31, 2022, we operated in the 18 states and over 45 markets depicted below:

We operate within the following reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, Ohio, South Carolina and Texas)

•Financial Services (which provide mortgage, title, and insurance services to our and other homebuyers)

Our Corporate operations are a non-operating segment, as it serves to support our homebuilding, and to a lesser extent our Financial Services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado, with the intent to dispose of properties shortly after achieving stabilized rental operations. During 2022, our Century Living operations commenced construction on three multi-family projects in Colorado. Century Living, LLC is included in our Corporate segment. See Note 2 – Reporting Segments in the Notes to the Consolidated Financial Statements for further detail on our reportable segments.

Over the last six years, positive macro-economic conditions, along with our operating efficiencies, business strategy and geographic expansion through the acquisition of other homebuilders and organic entrance into new markets has resulted in significant increases in total revenue, net income, earnings per diluted share, and total stockholders’ equity as outlined below:

Total Revenue
($MM)
+216%
$1,424
$2,147
$2,536
$3,161
$4,216
$4,506
2017
2018
2019
2020
2021
2022

Net Income
($MM)
+950%
$50
$96
$113
$206
$499
$525
2017
2018
2019
2020
2021
2022

During the year ended December 31, 2022, the Federal Reserve’s continual raising of the federal funds interest rate to mitigate inflation considerably impacted the U.S. housing market. Beginning in the second quarter of 2022 and continuing throughout the remainder of 2022, we experienced a decline in sales pace across our markets, resulting in a decrease of 35.5% in our net new home contracts for 2022 as compared to 2021. In addition, we experienced an increase in cancellation rates to a combined 24%, with a 21% cancellation rate for Century Communities and a 27% cancellation rate for Century Complete, primarily driven by the increases in mortgage interest rates. This decrease in our sales pace was consistent with trends seen in the overall housing market for the year ended December 31, 2022, as increases in interest rates on mortgages, rising inflation, and macro-economic uncertainty caused demand for home sales to decrease from the historically strong market conditions experienced since the second quarter of 2020. Further, this uncertainty has led a majority of our recent homebuyers to seek homes with near-term completion schedules, allowing them to lock interest rates closer to a home closing.

Our financial results for the year ended December 31, 2022 are largely reflective of the favorable housing supply and demand environment in our markets prior to the second quarter of 2022 when the homes were contracted, which allowed us to pass on higher costs through higher selling prices and thereby positively affected our homebuilding gross margins for the year ended December 31, 2022. While we continued to experience labor and raw material shortages and municipal and utility delays in many of our markets during 2022, the severity of the shortages and delays began to moderate throughout the year, resulting in improvements to our construction cycle times since the first quarter of 2022.

Homebuilding Operations

Strategy

Our strategy is focused on increasing the returns on our stockholders’ equity and inventory, and continuing to generate growth and strong profitability. In general, we are focused on the following:

•Maintaining a strong balance sheet and prudent use of leverage;

•Offering homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, while heavily weighting our offerings towards providing affordable housing options in each of our homebuyer segments;

•Preferring building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and a shortened time period from home sale to home delivery, thus allowing our customers greater certainty regarding their financing costs;

•Maintaining a strong pipeline of future land holdings, including favoring lot option contracts to manage our risk to land holdings;

•Increasing our market share within our existing markets through organic growth and/or acquisitions of other homebuilders already operating in the market;

•Engaging in opportunistic strategies for construction of multi-family rental units; and

•Controlling costs, including costs of home sales revenue and selling, general and administrative expenses, and generating further efficiencies, including through the increased reliance on digital marketing and direct outreach to potential customers through our website and digital tools, such as the introduction of the ability to buy a home via our website, to achieve increased profitability.

Our operating strategy has resulted in significant growth in revenue and income before income taxes over the last five years. We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will continue to be successful.

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

In response to the significant interest rate increases experienced during the latter half of 2022 and to maintain sales momentum, we have increased incentive offerings across our communities, including discounts on options and upgrades and financing incentives, which resulted in downward pressure to our homebuilding gross margin beginning in the fourth quarter of 2022. We expect we will continue to experience downward pressure to our homebuilding margins during the first half of 2023. We have also taken steps to reduce our fixed costs in light of decreased demand for our homes compared to prior periods.

Despite future macro-economic uncertainty, especially in relation to the recent higher interest rate environment, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new housing. We believe our operations are well-positioned to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy in order to optimize stockholder returns.

Land acquisition process

We acquire land for our homebuilding operations with the primary intent to construct single-family detached or attached homes for sale on the acquired land. From time to time we may sell land to other developers and homebuilders where we have excess land positions. We generally acquire land for cash, either through bulk acquisitions of land or through option contracts. Option contracts are generally structured where we have the right, but not the obligation, to buy land at predetermined prices on a defined schedule.  Potential land acquisitions are identified by our local management within the markets in which we operate.  We typically purchase lots for our Century Communities brand which range in status at acquisition from fully entitled for residential construction but requiring installation of streets, common areas, and wet and dry utilities to lots which are fully entitled and developed and immediately available for permitting and construction of the residence. For lots requiring development work, we negotiate, contract for, and oversee the work performed by subcontractors internally, and in some limited cases, we may hire a third-party general contractor for these services. For our Century Complete brand, we typically purchase lots which are immediately available for permitting and construction of the residence. Our land acquisition process typically includes soil tests, independent environmental studies, other engineering work and financial analysis which includes an evaluation of expected returns, projected gross margins, estimated sales pace and pricing. Potential land acquisitions are approved by our corporate office above established limits to ensure appropriate capital allocations taking into consideration current and projected inventory levels and risk adjusted returns.

We strive to strategically manage our lot pipeline, while selectively reducing our land acquisition and development activities by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to market conditions as they develop. During the year ended December 31, 2022, we reduced our land acquisition and development activities by terminating certain contracts in our markets that no longer met our investment criteria, in light of current market conditions, resulting in a charge of $11.6 million recorded as other expense included in our consolidated statements of operations. This strategy has resulted in an owned and under control lot position of 53,119 as of December 31, 2022, of which 60.5% were owned and 39.5% were controlled through option contracts. Our owned and controlled lot position by segment as of December 31, 2022 is outlined below.

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

When constructing homes, we use various construction materials and components including lumber, steel and concrete. It has typically taken us four to eight months or more in some instances to construct a home. While we attempt to contract for all input costs of the home at the start of construction, it is not always possible to do so. In those instances, labor and materials are subject to price fluctuations during the construction period. Such price fluctuations are caused by several factors, including recent global supply chain disruptions as well as seasonal variation in availability and demand for labor and materials. We may experience shortages in the availability of materials and/or labor in each of our markets and these shortages and delays may result in delays in the delivery of homes under construction, and/or reduced gross margins from home sales. While we continued to experience labor and raw material shortages and municipal and utility delays in many of our markets during 2022, the severity of shortages and delays began to moderate throughout the year, resulting in improvements to our construction cycle times since the first quarter of 2022.

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

We design and engineer our homes for energy efficiency to reduce the impact on the environment and lower energy costs to our homeowners. We have historically qualified approximately 80% of our homes for Energy Efficient Home Credits under Internal Revenue Code Section 45L.

Homebuilding marketing and sales process – Century Communities brand

Our Century Communities brand has a focus on affordable housing options in each market but builds an extensive range of home types across a variety of price points. Our Century Communities brand strives to provide our customers with “A Home for Every Dream.” ®

In many of our communities, we provide our customers with customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor primary bedroom suites to appeal to broad design needs, while often offering homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

We sell our homes through our own sales representatives often with the assistance of independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Additionally, we provide the ability for our customers to purchase homes directly on our website. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes where available and the selection of available options. Sales personnel are trained by us and generally have had prior experience selling new or resale homes in the local market.

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

Homebuilding marketing and sales process – Century Complete brand

Our Century Complete brand primarily sells affordable homes to entry-level buyers through our own sales representatives located in retail locations which we refer to as studios, as opposed to model homes; however, model and vignetted homes are used in certain instances. We lease our studios within strip malls or other high traffic retail centers, located centrally to our homes under construction. Our studios are generally leased for a period of three years and average approximately 1,600 square feet. We also sell homes directly through our Century Complete website and utilize the services of independent real estate brokers in many cases. Our Century Complete brand aims to provide our customers with “More Home, Less Money.” ®

Our Century Complete brand often competes with resales as well as other new home builders within the submarkets in which we operate. We are often able to offer a new home offering to our customers at prices that are lower than other new home offerings. Our philosophy is to be the price leader through providing a limited number of floor plans, with no options or upgrades offered. Our advertising and marketing efforts are focused on cost effective means of reaching potential customers including centralized digital marketing, and direct outreach to independent real estate brokers. We leverage our studios, advertising and marketing efforts to generate homebuyer leads, which are then actively pursued by our sales associates.

Customer experience

Our goal is to provide a positive experience for our homeowners by engaging them in the homebuying and homeowning processes. We pay particular attention to product design and carefully consider choice of materials in order to provide features that homebuyers today are seeking. We maintain customer service staff whose role includes providing a positive experience for each customer throughout the home closing process and beyond. This group is also responsible for providing after sales customer service. Our customer service initiatives include using customer survey results to improve our standards of customer satisfaction. Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems from the time of closing through the statute of repose with the states we operate in, or ten years, whichever is shorter. The subcontractors who perform most of the actual construction also provide to us customary warranties on workmanship.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it historically has taken four to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry, supply chain challenges, and changes in demand for our homes.

Financial Services Operations

We offer home financing for our customers and other homebuyers through our wholly owned subsidiary, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”), FHA, and Department of Veterans Affairs-guaranteed (“VA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title and homeowners insurance services through our wholly owned subsidiaries, Parkway Title, LLC (which we refer to as “Parkway”) and IHL Home Insurance Agency, LLC (which we refer to as “IHL”), respectively. These operations along with Inspire collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, and IHL provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title and insurance needs.

The results of operations of our Financial Services operating segment are primarily driven by the results of Inspire. Because Inspire originates mortgage loans primarily for our homebuilding customers, Inspire is dependent on our homebuilding operations and its results of operations are highly correlated with our homebuilding operations, and to a lesser degree the overall market demand for mortgages. Our Financial Services segment generated income before income tax of $41.2 million for the year ended December 31, 2022, a 19.6% decrease over the prior year. This decrease was primarily the result of a $28.3 million decrease in financial services revenue during the year ended December 31, 2022 compared to the prior year period. This decrease was due to (1) a 31.4% decrease in the number of mortgages originated during the year ended December 31, 2022, due in part to a decrease in originations related to refinancing, and (2) reduced margins on loans sold to third parties period over period. These decreases were partially offset by increased revenue related to loan origination discount points and gains from the settlement of forward commitments used to economically hedge our interest rate risk. During the year ended December 31, 2022, the capture rate of Century homebuyers decreased to 69% primarily driven by the impact of increased competition.

Inspire sells substantially all of the loans it originates, either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. This strategy results in owning the loans for only a short period of time. After the loans are sold, Inspire may be responsible for potential losses associated with mortgage loans originated and sold in the event of errors or omissions relating to customary industry-standard representations and warranties made by Inspire that the loans met certain requirements. Representations include underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loans.

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

Our mortgage, title, and insurance subsidiaries must comply with applicable real estate, lending and insurance laws and regulations. The subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of requirements relating to mortgage lending and securitizations. These include, among others, minimum standards for lender practices, limitations on certain fees and a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations. The impact of those statutes, rules, and regulations can be to increase our homebuyers’ cost of financing, increase our cost of doing business, and restrict our homebuyers’ access to some types of loans.

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

Employees

The total number of full-time employees as of December 31, 2022 was 1,537, which includes 190 employees related to our Financial Services segment and 1,347 employees related to our corporate and homebuilding operations. Within our homebuilding operations, the majority of our employees are related to our construction and sales functions, which totaled 397 and 312 employees, respectively, as of December 31, 2022. We do not have collective bargaining agreements relating to any of our employees. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use may have employees who are represented by labor unions.

Our employees are critical to our continued success and execution of our strategic priorities. We focus on attracting, promoting and retaining qualified employees with the expertise needed to manage and support our operations. Further, our executive officers, who are responsible for setting our overall strategy, average approximately 18 years with us, and have extensive experience in the homebuilding industry. Our leadership team’s long service history provides consistency in managing our business and helps reinforce and sustain our company culture through all levels of the organization.

Employee compensation and benefits

To attract and retain top talent in the industry, we offer our employees pay and benefits packages, which we believe are competitive with others throughout our industry, as well as within the local markets in which we operate. Compensation packages for our employees generally include competitive base pay and the opportunity to receive periodic bonus payments which are tied to individual employee performance and often times the achievement of operational performance targets. These operational performance targets vary by year and may vary based on local market conditions.  Additionally, for certain employees critical to the management of our operations, we provide long-term incentive compensation, in the form of restricted stock units, which typically vest over a three year period.  We believe this compensation structure provides our employees with competitive pay and aligns individual performance with Company success.

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

Diversity, inclusion, and ethics

As set forth in our Commitment to Diversity and Inclusion, we are committed to hiring and supporting a diverse and inclusive workforce. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs. We aim to create an inclusive organization where all employees are treated with dignity and respect and are empowered to reach their full potential. Among other programs, all new employees are required to take trainings related to anti-harassment and anti-discrimination. Further, all employees are trained on anti-harassment and anti-discrimination every two years or more often if required by state law. We are committed to equal opportunity from the time a position becomes open, and are committed to pay equity, a core element of our pay-for-performance strategy. As of December 31, 2022, our overall workforce was comprised of approximately 41% women and 24% identified as racially or ethnically diverse, and our manager level employees, including those at our corporate office, our on-site sales, sales support and construction workforce, was comprised of approximately 41% women and 19% identified as racially or ethnically diverse.

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

Risks Related to the Housing Market and General Economic Conditions

•We are subject to demand fluctuations in the housing market and the homebuilding industry.

•Adverse changes in general economic conditions, including inflation, unemployment rates, interest rates, and availability of financing, global economic and political instability and conflicts and changing home buying patterns and trends could reduce future demand for our homes.

•Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels at reasonable prices and to successfully manage our land and lot inventory.

•Our geographic concentration and changes to the population growth rates and other demographics or conditions in our markets could adversely affect our business.

Risks Related to the Homebuilding and Real Estate Industries

•Our operating results are dependent on our ability to develop our communities successfully and within expected timeframes and to maintain good relations with the homeowners in our communities.

•We face risks regarding utility, resource, raw material, building supply and labor shortages and prices, which have been exacerbated by persistent inflation and supply chain disruptions.

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

•Changes in global or regional climate conditions and governmental actions in response to such changes, including new climate disclosure rules proposed by the SEC, may adversely affect us by increasing the costs of, or restricting, our planned or future growth activities.

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

Risks Related to Tax Policies and Regulation

•Tax policies and regulation, including in particular any limitation on, or reduction or elimination of, tax benefits associated with owning a home or increases in property and sales taxes, may affect our business and increase our costs.

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

Risks Related to the Housing Market and General Economic Conditions

We are subject to demand fluctuations in the housing market and the homebuilding industry. The recent decline in demand in the housing market may continue or decline further. Any continuation in the recent decline in demand or any further decline in demand for our homes or in the homebuilding industry generally may materially and adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. For example, in the beginning of the COVID-19 pandemic, we experienced a decrease in demand for our homes which began to reverse course in May and June of 2020 and remained strong throughout the rest of 2020 and all of 2021. Demand began softening during the second quarter of 2022 and continued to decline in the third and fourth quarters of 2022 primarily due to inflationary pricing, rapidly rising interest rates for mortgage loans, and high construction costs. Other factors that might impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, decreased consumer confidence, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, Federal Reserve policy changes, and other factors, including those described elsewhere in this report. At any particular time, we cannot accurately predict whether housing market conditions existing at that time will continue.

If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of the COVID-19 pandemic, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices continue to rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts and the amount of revenues or profits we generate, and such effect may be material.

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

As a result of a combination of factors described above and elsewhere in this report, we experienced a decline in the demand for our homes beginning in the second quarter of 2022. If these conditions persist, we may also continue to experience a decline in the pricing for our homes, an increase in customer cancellations, an increase in selling concessions and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. A significant or sustained downturn in the homebuilding market would likely have an adverse effect on our business and results of operations for multiple years.

Additionally, on January 19, 2023, the U.S. reached its debt ceiling, requiring the U.S. Treasury to take extraordinary measures to avoid default. However, the U.S. Treasury expects to exhaust these measures by early June 2023, and if U.S. lawmakers do not pass legislation to raise the federal debt ceiling by such time, it is possible that the U.S. could default on its debt obligations. Whether or not a U.S. sovereign default occurs, growing uncertainty due to the unprecedented nature of such a default may adversely affect capital markets, which could negatively impact our liquidity, financial condition and earnings. Additionally, a U.S. sovereign default or a threat thereof could trigger recessionary conditions, further reduce consumer confidence and increase levels of unemployment, all of which may reduce demand for our homes, causing further harm to our business.

In addition, the portion of our customer base that consists of first- and second-time move-up buyers, often purchase homes subject to contingencies related to the sale and/or closing of their existing homes. If these potential buyers face difficulties in selling or closing their homes, whether due to rapidly rising interest rates for mortgage loans, as we have recently seen, periods of weak economic conditions, oversupply, restrictive mortgage standards or otherwise, our sales may be adversely affected. Moreover, we may need to reduce our sales prices, possibly in instances where appraised values of our homes are lower than our sales price, and offer greater incentives to buyers to compete for sales that may result in reduced margins.

Furthermore, deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyber attacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

Our future success depends upon our ability to successfully adapt our business strategy to changing home buying patterns and trends.

Future changing home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Our business strategy has historically been to offer homes that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers, with an emphasis towards entry-level or affordably priced homes, based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the increased demand for more affordable homes due to generational shifts, affordability concerns, changing demographics and other factors, we have further increased our focus on offering more affordable housing options in our markets. We believe that due to anticipated generational shifts, changing demographics and other factors, the demand for more entry-level and affordable homes will increase. This is particularly true in light of future homebuyers being motivated to move out of their apartments or confined living areas, often in urban areas, and into more spacious homes, often in nearby suburbs, as they spend more time at home as a result of part- and full-time remote-working arrangements, which became significantly more prevalent in recent years primarily as a result of the COVID-

19 pandemic. Part of our strategy with our Century Complete brand is to target first time homebuyers with an asset light business model. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. We have also pivoted our Century Communities brand to target more affordable price points as well. No assurance can be provided that our current business strategy to focus on more affordable homes will be effective or that we will successfully anticipate and react to future changing home buying patterns and trends, which may include higher levels of single-family rental demand. In addition, if the level of new home demand increases in future periods as a result of changing home buying patterns or trends or otherwise, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.

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

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets continues to decline for a prolonged period.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 18 states throughout the U.S. While our operations are geographically diverse, a continuation of the current economic downturn in one or more of the areas in which we operate for a prolonged period could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 3.5% as of the end of December 2022, according to the U.S. Bureau of Labor Statistics. People who are not employed, are underemployed, such as those who exited the workforce as a result of concerns related to the COVID-19 pandemic, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes. If the home financing market is unstable or contracts, our revenues and results of operations could be adversely affected. A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing or through our Financial Services business. First-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. These buyers are an important source of our demand, especially in light of our Century Complete segment, which targets first time homebuyers. A limited availability of home mortgage financing and/or rapidly rising interest rates for mortgage loans, as we have seen in recent months as a result of the interest rate increases imposed by the Federal Reserve in response to concerns about inflation and economic uncertainties, may adversely affect the volume of our home sales and the sales prices we obtain. This environment would also likely adversely affect our Financial Services business.

In the past, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, Federal Housing Administration (which we refer to as the “FHA”) or Veterans Administration (which we refer to as the “VA”) requirements. Fewer loan products and tighter loan qualifications may make it more difficult for certain buyers to finance the purchase of our homes. Additionally, if the federal government were to reduce or eliminate mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it may make it more difficult for our customers to finance the purchase of our homes. These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers, who have historically made up a substantial part of our customers and will likely continue to make up a substantial part of our customers especially in light of our Century Complete segment. Reductions in demand adversely affected our business and financial results during that downturn, and similar reductions in demand may occur as a result of rapidly rising interest rates for mortgage loans. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities in the past have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for buyers financing the purchase of our homes. The FHA has in recent years tightened its underwriting standards, which affects potential homebuyers, including in particular first-time buyers. In addition, in recent years, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks have reduced opportunity for those purchasers. In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions, stricter loan qualification standards, and an increase in minimum down payment requirements. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States. In addition, changes in federal and state regulatory and fiscal policies aimed at aiding the home buying market (including repeal or another limitation of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability or desire to purchase homes.

Decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt, and we have begun to see some of these adverse impacts as a result of rapidly rising interest rates for mortgage loans in 2022. Even if potential buyers of our homes do not themselves need mortgage financing, where our potential buyers must sell their existing homes in order to buy one of our homes, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could delay or adversely affect such a sale, which would result in our potential customers’ inability to buy a new home. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect our business and results of operations.

Most of the purchasers of our homes finance their acquisitions with mortgage financing and in many cases obtain their mortgage financing through our Financial Services business. Mortgage interest rates had been near historic lows for a number of years leading up to 2022. While interest rates remained relatively low throughout most of 2021, interest rates increased rapidly in 2022 as a result of several interest rate increases imposed by the Federal Reserve. As of December 14, 2022, the Federal Reserve had raised its target range for the federal funds rate by 50 basis points to 4.25% to 4.50%, the seventh basis point increase in 2022 and a cumulative 425 basis point increase since March 2022. Additionally, the Federal Reserve has indicated that it is likely to continue to raise the rate to a peak level of 4.60% in 2023 in order to curtail high inflation. Increases in interest rates increase the costs of owning a home and could adversely affect the purchasing power of consumers and lower demand for the homes we sell, which could result in a decrease in sales, and which has recently caused demand to soften, adversely affecting our results of operations. Increased interest rates can also decrease homebuyer confidence and hinder our ability to realize our backlog because our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates can decrease our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect our operating results.

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

In response to the interest rate volatility and to maintain sales momentum, we increased incentive offerings across our communities during the second half of 2022, including discounts on options and upgrades and financing incentives, which we expect will continue to result in downward pressure to our homebuilding margins during the first half of 2023.

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

Inflation could adversely affect our business and financial results, and we may not be able to raise home prices sufficiently in a persistent inflationary environment.

Inflation, which increased significantly during 2021 and remained at historically high rates throughout 2022, has adversely affected us by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. In the event inflation continues to increase, we may seek to increase the sales prices of homes in order to maintain satisfactory margins which to date has proven successful. However, an oversupply of homes relative to demand, home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, such as the relatively high interest rates seen in 2022, which historically have had a negative impact on housing demand. While we have historically been able to pass along price increases to our consumers, beginning in the second quarter of 2022 and continuing through the remainder of 2022, the rapid increases in mortgage rates adversely impacted our ability to raise home prices sufficiently to keep up with the rate of inflation in a persistent inflationary environment and our margins decreased. Moreover, the cost of capital increases as a result of inflation and the purchasing power of our cash resources declines. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results.

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

We regularly review the value of our land holdings and continue to review our holdings on a periodic basis. In the face of adverse market conditions, we may have substantial inventory carrying costs, and may have to write down our inventory to its fair value, and/or sell land or homes at a loss. We may be required to record significant write-downs of the carrying value of our land inventory, and may elect not to exercise options to purchase land, even though that requires us to forfeit deposits and write-off pre-acquisition costs. Although we have taken efforts to reduce our exposure to costs of that type, a certain amount of exposure is inherent in our homebuilding business. If market conditions were to deteriorate in the future, we could be required to record significant write downs to our land inventory, which would decrease the asset values reflected on our consolidated balance sheet and could adversely affect our results of operations and financial condition and result in write-downs of the carrying values of land we own.

Increases in our home cancellation rate could have a negative impact on our home sales revenue and homebuilding margins.

Our backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions, including as a result of state and local law and in certain circumstances, the homebuyer’s inability to sell his or her current home or, the homebuyer’s inability to obtain suitable financing. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Beginning in the second quarter of 2022, and continuing through the remainder of 2022, we experienced an increase in cancellation rates compared to the prior year period, primarily driven by the increases in mortgage rates. An increase in the level of our home order cancellations could have a negative impact on our future business, prospects, liquidity, financial condition and results of operations.

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

Several of the markets in which we operate or may operate in the future have historically been subject to utility and resource shortages, including significant changes to the availability of electricity and water and seasonal fluctuation in the ability of certain commodities, particularly lumber. Shortages of natural resources in our markets may make it more difficult for us to obtain regulatory approval of new developments. We have also experienced material fluctuations in utility and resource costs across our markets due, in part, to rising inflation and supply chain disruptions, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. In particular, as the housing market improved and the number of new homes being constructed has increased, we have experienced increased construction costs due to additional competition for labor and materials, the supply of which have recently been constrained by labor shortages and supply chain issues, respectively, both of which have caused, and may in the future cause, construction delays. Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes and negatively affect our business and results of operations.

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

We also compete with sellers of existing homes, including foreclosed homes, and more recently with rental housing, including in particular single-family rentals. Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. Since then, numerous large, well-capitalized real estate investment trusts and other vehicles have entered this business, resulting in a significant increase in the number of single-family rental homes. More recently, traditional homebuilders have entered this market, constructing communities of single-family rental homes. Increases in and an oversupply of competitively priced resale, foreclosure or rental homes in our markets could adversely affect our ability to sell homes profitably.

One of our strategic initiatives is to evaluate opportunistic strategies for construction of single-family and multi-family rental units. We have only recently entered into the multi-family rental industry and continue to assess whether to expand into the single-family rental industry. Our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado, with the intent to dispose of properties shortly after achieving stabilized rental operations. During 2022, our Century Living operations commenced construction on three multi-family projects in Colorado. This strategy involves risks, especially in light of the numerous large, well-capitalized real estate investment trusts and other vehicles and companies that have entered this business. Before a multi-family rental unit generates any revenues, we are required to make significant expenditures to acquire land; obtain permits, development approvals and entitlements; and to construct the building. Accordingly, this new line of business requires additional capital, and we face competition in securing debt financing or potential equity partners. In this business, we compete for tenants with the large supply of already existing or newly built single- and multi-family rental units, as well as with sellers of homes. These competitive conditions could negatively impact our ability to find renters for the multi-family rental units we are building or the prices for which they can be rented. These competitive conditions could negatively impact our ability to succeed in this business if we decide to pursue it more aggressively.

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

The homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices and government imposed tariffs and trade regulations. In particular, shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials also may be materially and adversely affected during periods of shortages or high inflation. In 2021, we experienced lumber and other building material shortages caused in part by supply chain disruptions and price increases resulting from such supply chain disruptions, increased demand and the rising rate of inflation. These trends continued into 2022, though to a lesser degree, and may continue into 2023. These shortages have caused, and may in the future cause, construction delays, and increases in our costs of home construction.

Shortages or increases in the price of raw materials could cause delays in and increase our costs of home construction. We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts and may not be able to sufficiently increase the price of homes remaining to be sold due to affordability concerns or otherwise. Sustained increases in construction costs may continue to adversely affect our gross margins, which in turn could materially and adversely affect our business, liquidity, financial condition and results of operations.

The cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents. Increases in such costs could also result in higher prices for any product utilizing petrochemicals. We experienced such increases during the second half of 2021, and throughout the first half of 2022, and these cost increases adversely affected our costs of land development and home construction. However, if such cost increases persist or worsen, they may have an even greater adverse effect on our operating margins and results of operations. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

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

•fluctuations in interest rates, including the recent interest rate increases imposed by the Federal Reserve, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms, or at all;

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

•raw material and labor shortages; and

• other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

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

There are numerous risks involved with engaging in our mortgage lending business. The loans we originate are often to buyers of our homes, so our pool of borrowers is generally less diverse than as is the case with a traditional lender, and thus there could be a higher correlation in the default rate with our borrowers. In addition, because we originate loans to buyers of our homes, there is the risk that we may be more incentivized, compared to more traditional lenders, to lower our underwriting standards in order to close home sales. Should we not be able to establish sufficiently stringent underwriting standards, or if our underwriting standards do not adequately screen quality applicants, the default rate on the loans we originate may be higher, which could have an adverse impact on our results of operations and financial condition, either because the borrowers under loans we own are no longer performing, or because we are required to repurchase or otherwise indemnify purchasers, guarantors or insurers of the loans we sold, securitized, or serviced. Further, if we face a high default rate on the mortgages we originate, we may be unable to sell mortgages or the pricing we receive upon the sale of mortgages may not meet our expectations. Although we have established reserves for potential losses on mortgage loans we originate and sell, securitize, or service, which we believe are adequate, if either actual repurchases or the losses incurred resolving those repurchases exceed our expectations, additional expense may be incurred. There can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

Our mortgage lending business requires substantial capital, which may not continue to be available to us in the amounts we require.

Inspire has mortgage warehouse facilities with Comerica Bank, J.P. Morgan and Wells Fargo. These mortgage warehouse lines of credit (which we refer to as the “Repurchase Facilities”) provide Inspire with repurchase facilities of up to an aggregate of $300.0 million as of December 31, 2022, secured by the mortgage loans financed thereunder. Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. The mortgage repurchase facilities must be renewed annually. We expect to renew and extend the term of the Repurchase Facilities with similar terms prior to their maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our Repurchase Facilities may also make it more difficult or costly to sell the mortgages that we originate. As of December 31, 2022, we had $197.6 million outstanding under these Repurchase Facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Our Financial Services segment can be adversely affected by reduced demand for our homes or by a slowdown in mortgage refinancings.

Approximately 99% of the mortgage loans closed by our Financial Services segment in 2022 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes adversely affects the revenues of this segment of our business. Despite overall strong demand and sales during 2021 and the beginning of 2022, demand for our homes softened beginning in the second quarter of 2022 and throughout the remainder of 2022 and is currently uncertain in light of persistent inflation, rapidly rising interest rates for mortgage loans, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in the loans we originate.

We sell substantially all of the loans we originate either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. If we are unable or choose not to sell loans into the secondary mortgage market or directly to Fannie Mae, Freddie Mac, and Ginnie Mae, we may have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales in our consolidated statements of operations.

Beginning in mid-2020 and continuing through 2022, we began retaining mortgage servicing rights on some of our loan sales. As servicer for these loans, we may have to advance payments to the mortgage-backed securities bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying mortgage-backed securities. Further, the value of the mortgage servicing rights may fluctuate significantly due to fluctuations in interest rates, among other factors, which may adversely impact our reported results of operations.

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

Our Financial Services operations are subject to extensive state and federal laws and regulations, which are administered by numerous agencies, including but not limited to the Consumer Financial Protection Bureau, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, USDA, Fannie Mae, Freddie Mac, and Ginnie Mae. These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our Financial Services operations are subject to regular, extensive examinations by the applicable agencies. In addition, the possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.

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

Interest rate changes, such as the interest rate increases imposed by the Federal Reserve throughout 2022, may adversely affect us. Although we attempt to mitigate interest rate risk with hedging activities, such activities may not be effective and also involve risk.

In our Financial Services business, we utilize forward commitments on mortgage-backed securities, forward commitments, and investor commitments to protect the value of interest rate lock commitments and loans held for sale from fluctuations in mortgage-related interest rates and market pricing. To mitigate interest risk associated with interest rate lock commitments and loans held for sale, we use derivative financial instruments to hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We may obtain additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure that any hedging will adequately relieve the adverse effects of interest rate increases, such as the interest rate increases imposed by the Federal Reserve throughout 2022, or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

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

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. An increase in levels of homebuilding in the markets in which we operate has occasionally led to some difficulty in securing the services of skilled trades people who are currently in high demand. Additionally, labor shortages, such as the labor shortage that began in 2021, and persisted in 2022, has increased and may further increase the difficulty in securing the services of skilled trades people. While we believe that our existing relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all.

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

Any of these circumstances could give rise to delays in the start or completion of, or increase the costs of, developing one or more of our communities and building homes. Labor shortages, such as the labor shortage that began in 2021 and persisted in 2022, can be more severe during periods of strong demand for housing and pricing for labor can be affected by the factors discussed above and various other national, regional and local economic and political factors. We may not be able to recover these increased costs by raising our home prices because the price for each home is typically set months prior to its delivery pursuant to sales contracts with our homebuyers and due to affordability concerns. In such circumstances, our operating results, including in particular, our margins, could be adversely affected. Additionally, market and competitive forces may also limit our ability to raise the sales prices of our homes.

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

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including the California Consumer Privacy Act, which became effective on January 1, 2020, Virginia’s Consumer Data Protection Act, which became effective on January 1, 2023, the Colorado Privacy Act, which will become effective on July 1, 2023, the Connecticut Personal Data Privacy and Online Monitoring Act, which will become effective on July 1, 2023, and the Utah Consumer Privacy Act, which will become effective on December 31, 2023, and the regulatory regime continues to evolve and is increasingly complex and demanding. Many states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance. In providing Financial Services to customers, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information.

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

Significant weather conditions and natural disasters in the geographic areas where we operate, such as hurricanes, tornadoes, earthquakes, volcanic activity, wildfires, ice storms, snow storms, landslides and soil subsidence, droughts, floods, and heavy or prolonged precipitation could damage projects, cause delays in completion of projects, or reduce consumer demand for housing. Extreme weather conditions and natural disasters could also disrupt or cause shortages in labor or materials, which could delay project completion or result in increases in the prices for labor or materials, thereby affecting our sales and profitability. The climates of certain of the states in which we operate present increased risks of adverse weather or natural disasters. For example, Colorado has historically experienced seasonal wildfires, snow storms, and soil subsidence; Texas has historically experienced tornadoes, coastal flooding and hurricanes; California and Nevada have historically experienced earthquakes, extreme temperatures, wildfires, and droughts and water shortages; and Florida and the Carolinas have historically experienced a risk of hurricanes, such as Hurricane Ian, which disrupted our operations in Florida in 2022, and coastal flooding, resulting in temporary reductions in sales and closings. In addition to directly damaging or delaying our projects, natural disasters and extreme weather events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion. Some conditions, such as severe drought or risk of flooding, may cause state and local governments to take restrictive actions, such as placing moratoriums on the issuance of new building permits or issuing new building codes and standards that increase building costs. Our insurance policies may not fully cover losses resulting from these events or any related business interruption. For example, losses associated with floods, landslides, earthquakes and other geological events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A significant uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

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

Further, existing and prospective regulatory and societal responses to climate change intended to reduce potential climate change impacts may increase the upfront costs of purchasing a home, costs to maintain the home and its systems, energy and utility costs and the cost to obtain homeowner and various hazard and flood insurance, or limit homeowners’ ability to obtain these insurance policies altogether. Although these items have had no material effect on our business, they could adversely affect our business in the future.

Public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. In an effort to increase climate change disclosure, the SEC proposed climate disclosure rules that would require new climate-related disclosure in SEC filings, as described below. Adverse publicity related to our handling of climate change mitigation efforts or compliance with governmental actions or climate-related litigation that impacts us could have a negative impact on our business.

New climate disclosure rules, if adopted by the SEC, may increase our costs and litigation risks, which could materially and adversely affect our future results of operations and financial condition.

During 2022, the SEC proposed new climate disclosure rules, which, if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring public companies to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

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

As of December 31, 2022, we had $30.4 million in goodwill, related primarily to our prior business combinations and acquisitions.  If the carrying value of our intangible assets is deemed impaired, the carrying value is written down to fair value.  This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur, which would adversely affect our results of operations.

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

As of December 31, 2022, we had approximately $1.2 billion in outstanding indebtedness, consisting of $500.0 million outstanding on our 3.875% senior notes due 2029, $500.0 million outstanding on our 6.750% senior notes due 2027, no amounts outstanding under our revolving line of credit, $197.6 million in borrowings outstanding under our mortgage repurchase facilities, and $28.1 million outstanding under other financing obligations. As of December 31, 2022, we had a $800.0 million revolving line of credit, of which no amounts were outstanding. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. Our mortgage repurchase facilities have varying short term dates through December 21, 2023. Our revolving line of credit expires in 2026 and a portion of our senior notes mature in 2027. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

Our business requires that we be able to continue to finance the development of our residential communities and the extension of mortgage loans by our Financial Services business. One of the ways we do this is with bank borrowings. At December 31, 2022, we had a $800.0 million revolving line of credit, of which no amounts were outstanding. If market conditions strengthen to the point that we need additional funding but we are not able to increase this facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.

Interest expense on our debt limits our cash available to fund our growth strategies.

We pay significant interest expense on our outstanding indebtedness. During the year ended December 31, 2022, we paid approximately $61.1 million in interest expense payments. During 2022, borrowings under our revolving line of credit bore interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, or, in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. Effective January 3, 2023, all existing borrowings using an interest rate based on a LIBOR reference rate had the interest rate replaced with one based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%. Higher interest rates during 2023 and beyond could increase our debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

Although it is difficult for us to predict our future liquidity requirements, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed. The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. At December 31, 2022, we had a $800.0 million revolving line of credit, of which no amounts were outstanding. In addition, in accordance with our growth strategy, we may need to opportunistically raise additional capital to help fund the growth of our business, subject to market and other conditions, but such capital may not be available to us on a timely basis at reasonable rates, or at all. Under our shelf registration statement, which we filed with the SEC in July 2021 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy and subject to market conditions, including through the use of our at-the-market facility with J.P. Morgan Securities LLC, BofA Securities, Inc., Fifth Third Securities, Inc., and Wells Fargo Securities, LLC, as sales agents (which we refer to as our “ATM Facility”). If we raise additional funds by issuing equity securities under our ATM Facility or otherwise, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and revolving line of credit. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

If our performance record or our providers’ requirements or policies change and we are unable provide performance, payment and completion surety bonds to ensure the completion of our projects, our business operations and financial condition could be adversely affected. If market conditions become unfavorable, we may not be able to obtain new surety bonds, or and some providers might request credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds. If we are unable to obtain new bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted, and our growth and results of operations would be adversely affected.

Risks Related to Tax Policies and Regulation

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our homes, which could be material to our business.

Prior to the late 2017 enactment of the Tax Cuts and Jobs Act (which we refer to as the “TCJA”), significant expenses of owning a home, including mortgage loan interest and state and local property and income taxes, generally were deductible expenses for an individual’s U.S. federal income taxes subject to various limitations.  The TCJA established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property and income taxes.  Under the TCJA, through the end of 2025, the mortgage interest deduction cap on a newly purchased home was decreased to $750,000 a year ($375,000 in the case of a separate return filed by a married individual) from the prior $1,000,000 threshold, and the annual deduction for real estate and other property taxes, state and local income taxes and sales taxes has been limited to a combined amount of $10,000 (or $5,000 in the case of a separate return filed by a married individual). The TCJA also increased the standard deduction for individuals. As a result, fewer individuals are expected to itemize their income tax deductions, which would reduce the income tax advantages associated with homeownership for those individuals. These changes have reduced and may continue to reduce the actual or perceived affordability of homeownership, which have adversely affected and could continue to adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

Our income tax expense is reduced based upon the availability of the Internal Revenue Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”), which provided a tax credit of $2,000 per qualifying home to eligible builders, for homes delivered through December 31, 2022. The Inflation Reduction Act of 2022 expanded the Federal Energy Credits beginning January 1, 2023 and extended the Federal Energy Credits through 2032. Beginning January 1, 2023 through December 31, 2032, the Federal Energy Credits will provide a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively. The Federal Energy Credits reduced our income tax expense by $18.3 million and $16.5 million for the years ended December 31, 2022 and 2021, respectively. We are evaluating the impact “Energy Star” or “Zero Energy” program requirements will have on claiming the Federal Energy Credits for tax years ending December 31, 2023 through 2032.

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

We are periodically audited by various federal, state, and local authorities regarding tax matters. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations. As of December 31, 2022, we are not currently under audit by any federal, state, or local authorities. We may be subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2017 through 2022.

We are required to recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we record a corresponding valuation allowance against the deferred tax asset. As of December 31, 2022 and 2021, we had deferred tax assets, net of deferred tax liabilities, of $20.9 million and $21.2 million, respectively, against which we provided no valuation allowance. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have not recorded valuation allowances against our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, are brothers, and collectively beneficially owned 3,796,759 shares of our common stock, including 215,826 shares issuable upon vesting of performance share unit awards within 60 days of December 31, 2022, which together represents 11.9% of our common stock outstanding as of December 31, 2022. For so long as Dale Francescon and Robert Francescon control such a significant percentage of our common stock, they will have significant influence over the power to:

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

In addition, our common stock has experienced price and volume volatility over the past year. During 2022, the sale price of our common stock ranged from $39.00 to $82.49 per share and the trading volume ranged from 79,200 shares to 1,643,300 shares. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

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

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. As of December 31, 2022, the number of shares that remained available for repurchase pursuant to our stock repurchase program is 1,508,169 shares. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax recently instituted under the Inflation Reduction Act of 2022, and general market and economic conditions. We intend to finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The stock repurchase program could increase volatility in and affect the price of our common stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves and could increase our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

•specify that special meetings of our stockholders can be called only by our board of directors, the chair of our board of directors, our chief executive officer, or our president;

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

•establish advance notice procedures for stockholders to submit business proposals and nominations of candidates for election to our board of directors to be brought before a stockholders meeting, including director election contests subject to the SEC’s universal proxy rules; and

•establish that, subject to certain exceptions, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of the corporation, (ii) any action, suit or proceeding asserting a claim of or for breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the corporation to the corporation or to the corporation’s stockholders (including any claim alleging aiding and abetting of such breach of fiduciary duty), (iii) any action, suit or proceeding asserting a claim against the corporation or against any director or officer or other employee of the corporation arising pursuant to any provision of the DGCL, the certificate of incorporation, or these bylaws (as either may be amended from time to time), or (iv) any action, suit or proceeding asserting a claim against the corporation or against any director or officer or other employee of the corporation governed by the internal affairs doctrine.

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

Several institutional investors and others have focused on the environmental, social, and governance (“ESG”) practices of publicly traded companies, like us. This has included or may in the future include expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess and report. Since 2020, we have enhanced our focus on sustainability by establishing policies addressing ESG, human rights, training and professional development, labor rights, workplace health and safety, diversity and inclusion and vendor conduct. Additionally, we currently publish an ESG sustainability report every other year. Our ESG sustainability report includes information related to a variety of topics, including our environmental and social initiatives, occupational health and safety, and our carbon footprint.

The publication of ESG-related policies and an annual ESG sustainability report may result in increased investor, media, employee and other stakeholder attention to such initiatives. It is possible that stakeholders may not be satisfied with our ESG practices or initiatives or the speed with which we are implementing our initiatives. Government, media or activist pressure to decrease our carbon footprint, for example, could negatively impact perceptions of our homebuilding practices, which could have a material adverse effect on our business and ability to compete with homebuilders that may be viewed as more sustainable. Additionally, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could have a negative impact on our stock price. Any failure, or perceived failure, to respond to expectations related to ESG concerns could cause harm to our business and reputation and could negatively impact employee retention and the willingness of homebuyers to do business with us.

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

We rely on accounting, financial and operational management information systems to conduct our operations and maintain critical business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers, as well as global communications providers, telephone systems and other aspects of the Internet infrastructure, which have experienced significant systems failures and electrical outages in the past, and are susceptible to damage or interruption from fire, floods, power outages, or telecommunications failures, or cybersecurity threats such as computer viruses, break-ins, security breaches, and similar events. The occurrence of any of these events to us directly or any of our third-party service providers could adversely affect our ability to operate our business, damage our reputation, result in the loss of customers, suppliers, or revenues, or result in the misappropriation or public disclosure of our confidential information. As a result, we may be required to incur significant costs to remediate the damage caused by these disruptions or to prevent security breaches in the future. Additionally, in 2022, the SEC proposed new rules related to cybersecurity risk management, which may further increase our regulatory burden and the cost of compliance in such events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results, there can be no assurance that our efforts to maintain the security and integrity of these types of information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Holders

As of January 25, 2023, there were approximately 35 stockholders of record of our common stock.

Dividends

During the year ended December 31, 2022, we paid a quarterly cash dividend of $0.20 per share and aggregate cash dividends of $0.80 per share to holders of record of our common stock. The declaration and payment of future dividends and the amount are at the discretion of our Board of Directors and will depend on many factors, including our results of operations and financial condition, our capital requirements, and contractual limitations. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends and restrict the amount of dividends we may pay. During the year ended December 31, 2021, we paid a quarterly cash dividend of $0.15 per share beginning with the second quarter of 2021, and aggregate cash dividends of $0.45 per share to holders of record of our common stock.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the quarter ended December 31, 2022. As of December 31, 2022, 1,508,169 shares remained available to repurchase under our stock repurchase program.

Stock Performance Graph

The following stock performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of our common stock, the S&P 500, and industry peer group for the five-year period from December 31, 2017 to December 31, 2022. The industry peer group includes the following companies: Beazer Homes USA, Inc., Hovnanian Enterprises, Inc., KB Home, LGI Homes, Inc., M.D.C. Holdings, Inc., M/I Homes, Inc., Meritage Home Corporation, Taylor Morrison Home Corporation, and Tri Pointe Homes, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from December 31, 2017 to December 31, 2022

$275
$225
$175
$125
$75
$25
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Century Communities, Inc.
Weighted Average Industry Peer Group
S&P 500 Index

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands.

Our Century Communities brand offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete.   Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado, with the intent to dispose of properties shortly after achieving stabilized rental operations. During 2022, our Century Living operations commenced construction on three multi-family projects in Colorado. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 10,594 homes delivered during 2022, approximately 77% of our deliveries were made to entry-level homebuyers that were below Federal Housing Administration-insured mortgage limits and approximately 96% of homes delivered were built as move-in ready homes. On December 1, 2022, the Federal Housing Administration announced new increased loan limits for calendar year 2023, which may provide increased access to Federal Housing Administration-insured mortgages for our homebuyers.

During the year ended December 31, 2022, the Federal Reserve’s continual raising of the federal funds interest rate to mitigate inflation considerably impacted the U.S. housing market. Beginning in the second quarter of 2022 and continuing throughout the remainder of 2022, we experienced a decline in sales pace across our markets, resulting in a decrease of 35.5% in our net new home contracts for 2022 as compared to 2021. In addition, during 2022, we experienced an increase in cancellation rates to a combined 24%, with a 21% cancellation rate for Century Communities and a 27% cancellation rate for Century Complete, primarily driven by the increases in mortgage rates. This decrease in our sales pace was consistent with trends seen in the overall housing market during 2022, as increased mortgage interest rates, rising inflation, and macro-economic uncertainty caused demand for home sales to decrease from the historically strong market conditions experienced since the second quarter of 2020. Further, this uncertainty has led a majority of our recent homebuyers to seek homes with near-term completion schedules, allowing them to lock interest rates closer to a home closing.

In response to the significant interest rate increases experienced during the latter half of 2022 and to maintain sales momentum, we have increased incentive offerings across our communities, including discounts on options and upgrades and financing incentives, which resulted in downward pressure to our homebuilding gross margin beginning in the fourth quarter of 2022. We expect we will continue to experience downward pressure to our homebuilding margins during the first half of 2023, primarily impacted by elevated construction costs and incentives. We have also taken steps to reduce our fixed costs in light of decreased demand for our homes compared to prior periods, including a reduction in staff during the fourth quarter of 2022.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy. We believe future demand for our homes is uncertain as future economic and market conditions are uncertain, in particular with respect to inflation; the impact of recent and anticipated future increases to the federal funds interest rate by the Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial markets, credit and mortgage markets; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy, consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-K. Specifically, the recent rise in interest rates increases the costs of owning a home and adversely affects the purchasing power of our customers. Increased interest rates also could decrease homebuyer confidence and hinder not only demand for our homes, but also our ability to realize our backlog. A decrease in demand for our homes or an increase in cancellations due to increased interest rates or otherwise would adversely affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

Despite future macro-economic uncertainty, especially in relation to the recent higher interest rate environment, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new housing. We believe our operations are well-positioned to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy in order to optimize stockholder returns.

Homebuilding Operations Strategy

Our strategy with respect to our homebuilding operations is focused on increasing the returns on our inventory while generating strong profitability. In general, we are focused on the following:

•Maintaining a strong balance sheet and prudent use of leverage;

•Offering homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, while heavily weighting our offerings towards providing affordable housing options in each of our homebuyer segments;

•Preferring building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty regarding their financing costs;

•Maintaining a strong pipeline of future land holdings, including favoring lot option contracts to manage our risk to land holdings;

•Increasing our market share within our existing markets through organic growth and/or acquisitions of other homebuilders already operating in the market;

•Engaging in opportunistic strategies for construction of multi-family rental units; and

•Controlling costs, including costs of home sales revenue and selling, general and administrative expenses, and generating further efficiencies, including through the increased reliance on digital marketing and direct outreach to potential customers through our website and digital tools, such as the introduction of the ability to buy a home via our website, to achieve increased profitability.

Our operating strategy has resulted in significant growth in revenue and income before income taxes over the last five years. We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will continue to be successful.

Results of Operations – Years Ended December 31, 2022 and 2021

During the year ended December 31, 2022, we generated $676.9 million in income before income tax expense, representing a 5.6% increase as compared to the prior year, and net income of $525.1 million, or $15.92 per diluted share, representing increases of 5.3% and 10.0%, respectively, as compared to the prior year, and resulting in a 26.8% return on equity. During the year ended December 31, 2022, we paid quarterly cash dividends to our stockholders of $0.20 per share, and aggregate cash dividends of $0.80 per share, and we also returned capital to our stockholders via share repurchases of 2.3 million shares for $120.6 million or a weighted average price of $52.32 per share.

Our financial results for the year ended December 31, 2022 are largely reflective of the favorable housing supply and demand environment in our markets prior to the second quarter of 2022 when the homes were contracted, which allowed us to pass on higher costs through higher selling prices and thereby positively affected our homebuilding gross margins for the year ended December 31, 2022. While we continued to experience labor and raw material shortages and municipal and utility delays in many of our markets during 2022, the severity of the shortages and delays began to moderate throughout the year, resulting in improvements to our construction cycle times since the first quarter of 2022.

During the year ended December 31, 2022, we generated homebuilding revenues of $4.4 billion, representing an increase of 7.8% over the prior year. During the year ended December 31, 2022, we delivered 10,594 homes with an average sales price of $414.7 thousand, representing a 2.0% decrease in the number of homes delivered as compared to the prior year, and a 11.1% increase in the average sales price as compared to the prior year. As of December 31, 2022, we had a backlog of 1,810 homes, a 61.1% decrease as compared to December 31, 2021, representing approximately $671.4 million in sales value, a 64.1% decrease as compared to December 31, 2021.

During the year ended December 31, 2022, we generated financial services revenue of $95.4 million, representing a decrease of 22.9% as compared to the prior year, driven by a reduced number of mortgages originated, as well as reduced margins on loans sold to third parties. These decreases were partially offset by increased revenue related to loan origination discount points, and gains from the settlement of forward commitments used to economically hedge our interest rate risk.

We ended 2022 with no amounts outstanding under our revolving line of credit, $296.7 million of cash and cash equivalents, $56.6 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 23.5%. Additionally, we have continued to strategically manage our lot pipeline, while selectively reducing our land acquisition and development activities by terminating certain contracts in our markets that no longer met our investment criteria, in lights of market conditions, resulting in 53,119 lots owned and controlled at December 31, 2022, a 33.5% decrease as compared to December 31, 2021.

During the year ended December 31, 2022, our Century Living operations commenced construction on three multi-family projects in Colorado, comprising over 900 units, which we anticipate will be available for leasing beginning in the second half of 2023 and into 2024.

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Consolidated Statements of Operations:
Revenues
Home sales revenues	$4,393,786	$4,032,969	$360,817	8.9%
Land sales and other revenues	16,697	59,607	(42,910)	(72.0)%
Total homebuilding revenues	4,410,483	4,092,576	317,907	7.8%
Financial services revenues	95,433	123,738	(28,305)	(22.9)%
Total revenues	4,505,916	4,216,314	289,602	6.9%
Homebuilding cost of revenues
Cost of home sales revenues	(3,305,366)	(3,056,048)	(249,318)	8.2%
Cost of land sales and other revenues	(10,628)	(39,315)	28,687	(73.0)%
	(3,315,994)	(3,095,363)	(220,631)	7.1%
Financial services costs	(54,275)	(72,578)	18,303	(25.2)%
Selling, general, and administrative	(430,742)	(389,610)	(41,132)	10.6%
Loss on debt extinguishment	—	(14,458)	14,458	(100.0)%
Inventory impairment	(10,149)	(41)	(10,108)	NM %
Other expense	(17,856)	(3,142)	(14,714)	NM %
Income before income tax expense	676,900	641,122	35,778	5.6%
Income tax expense	(151,774)	(142,618)	(9,156)	6.4%
Net income	$525,126	$498,504	$26,622	5.3%
Earnings per share:
Basic	$16.12	$14.79	$1.33	9.0%
Diluted	$15.92	$14.47	$1.45	10.0%
Adjusted diluted earnings per share(1)	$16.16	$14.80	$1.36	9.2%
Other Operating Information (dollars in thousands):
Number of homes delivered	10,594	10,805	(211)	(2.0)%
Average sales price of homes delivered	$414.7	$373.3	$41.4	11.1%
Homebuilding gross margin percentage(2)	24.5%	24.2%	0.3%	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment(1)	26.0%	25.9%	0.1%	0.4%
Backlog at end of period, number of homes	1,810	4,651	(2,841)	(61.1)%
Backlog at end of period, aggregate sales value	$671,378	$1,869,772	$(1,198,394)	(64.1)%
Average sales price of homes in backlog	$370.9	$402.0	$(31.1)	(7.7)%
Net new home contracts	7,753	12,017	(4,264)	(35.5)%
Selling communities at period end	208	202	6	3.0%
Average selling communities	206	189	17	9.0%
Total owned and controlled lot inventory	53,119	79,859	(26,740)	(33.5)%
Adjusted EBITDA(1)	$752,905	$732,718	$20,187	2.8%
Adjusted income before income tax expense(1)	$687,049	$655,621	$31,428	4.8%
Adjusted net income(1)	$532,999	$509,778	$23,221	4.6%
Net homebuilding debt to net capital(1)	23.5%	26.3%	(2.8)%	(10.6)%

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

(2)Homebuilding gross margin percentage is inclusive of $10.1 million in impairment charges for the year ended December 31, 2022, and nominal impairment charges for the year ended December 31, 2021, included within inventory impairment on our consolidated statements of operations. See Note 13 – Fair Value Disclosures in the Notes to the Consolidated Financial Statements for further detail.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
West	1,591	1,602	$675.3	$629.4	$1,074,409	$1,008,274	$218,546	$213,301
Mountain	2,001	2,315	568.5	481.2	1,137,566	1,114,078	192,525	212,335
Texas	1,331	1,615	340.2	295.1	452,855	476,664	64,187	68,565
Southeast	1,682	1,683	430.4	394.1	724,015	663,224	139,038	92,420
Century Complete	3,989	3,590	251.9	214.7	1,004,941	770,729	124,153	109,213
Financial Services	—	—	—	—	—	—	41,158	51,160
Corporate	—	—	—	—	—	—	(102,707)	(105,872)
Total	10,594	10,805	$414.7	$373.3	$4,393,786	$4,032,969	$676,900	$641,122

West

During the year ended December 31, 2022, our West segment generated income before income tax expense of $218.5 million, a 2.5% increase over the prior year, which increase was primarily driven by an increase in home sales revenue of $66.1 million. The revenue increase during the year ended December 31, 2022 was primarily driven by a 7.3% increase in the average sales price per home. The average sales price increase was driven by the mix of deliveries within individual communities and home price appreciation over the prior year.

Mountain

During the year ended December 31, 2022, our Mountain segment generated income before income tax expense of $192.5 million, a 9.3% decrease over the prior year. Home sales revenue increased during the year ended December 31, 2022 by $23.5 million, primarily generated by an 18.1% increase in the average sales price per home, and partially offset by a 13.6% decrease in the number of homes delivered. The decrease in the number of homes delivered was primarily driven by a 36.7% decrease in monthly absorption rate, and the average sales price increase was driven by the mix of deliveries within individual communities and home price appreciation over the prior year.

Texas

During the year ended December 31, 2022, our Texas segment generated income before income tax expense of $64.2 million, a 6.4% decrease over the respective prior year period, which decrease was primarily driven by a decrease in home sales revenue of $23.8 million. The revenue decrease during the year ended December 31, 2022 was primarily driven by a 17.6% decrease in the number of homes delivered, and partially offset by a 15.3% increase in the average sales price per home. The decrease in the number of homes delivered was primarily driven by a 57.1% decrease in monthly absorption rate, and the average sales price increase was driven by the mix of deliveries within individual communities and home price appreciation over the prior year.

Southeast

During the year ended December 31, 2022, our Southeast segment generated income before income tax expense of $139.0 million, a 50.4% increase over the prior year, which increase was primarily driven by an increase in home sales revenue of $60.8 million and an increase of 527 basis points in the percentage of income before income tax expense to home sales revenues. The revenue increase was primarily driven by a 9.2% increase in the average sales price per home, which was driven by the mix of deliveries within individual communities and home price appreciation over the prior year. The increase in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) increased revenue on a partially fixed cost base and (2) increased gross margins on home sales.

Century Complete

During the year ended December 31, 2022, our Century Complete segment generated income before income tax expense of $124.2 million, a 13.7% increase over the prior year, which increase was primarily driven by an increase in home sales revenue of $234.2 million. The revenue increase was primarily driven by an 11.1% increase in the number of homes delivered, as well as a 17.3% increase in the average sales price per home. The increase in the number of homes delivered was driven by the favorable housing supply and demand environment in our Century Complete markets prior to the second quarter of 2022 when the homes were contracted, and the average sales price increase was driven by the mix of deliveries within individual communities and home price appreciation over the prior year.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. Our Financial Services segment generated income before income tax of $41.2 million for the year ended December 31, 2022, a 19.6% decrease over the prior year. This decrease was primarily the result of a $28.3 million decrease in financial services revenue during the year ended December 31, 2022 compared to the prior year, driven by (1) a 31.4% decrease in the number of mortgages originated during the year ended December 31, 2022, due in part to a decrease in originations related to refinancing, and (2) reduced margins on loans sold to third parties period over period. These decreases were partially offset by increased revenue related to loan origination discount points and gains from the settlement of forward commitments used to economically hedge our interest rate risk. During the year ended December 31, 2022, the capture rate of Century homebuyers decreased to 69% primarily driven by the impact of increased competition.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Year Ended December 31,
	2022	2021
Total originations:
Number of loans	5,747	8,375
Principal	$2,051,538	$2,714,764
Capture rate of Century homebuyers	69%	76%
Century Communities	75%	81%
Century Complete	59%	63%
Average FICO score	730	737
Century Communities	738	743
Century Complete	711	712

Loans sold to third parties:
Number of loans sold	6,110	8,245
Principal	$2,178,044	$2,629,808

Corporate

During the year ended December 31, 2022, our Corporate segment generated a loss of $102.7 million, as compared to a loss of $105.9 million during 2021.  The decrease in loss is primarily attributed to a $14.5 million loss on debt extinguishment during the year ended December 31, 2021 related to the redemption of our 5.75% senior notes due 2025, partially offset by higher corporate costs to support our homebuilding operations during the year ended December 31, 2022.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased to 24.5% for the year ended December 31, 2022, as compared to 24.2% for the year ended December 31, 2021.  This increase was driven by (1) our ability to increase sales price in excess of an increase in our labor and direct costs period over period, (2) benefits from our increased scale driving building efficiencies and streamlined production processes, and (3) the realization of less interest in cost of home sales revenue over the prior year, and was partially offset by impairment charges of $10.1 million during the year ended December 31, 2022.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment and interest in cost of home sales revenues.

(dollars in thousands)

	Year Ended December 31,
	2022	%	2021	%

Home sales revenues	$4,393,786	100.0%	$4,032,969	100.0%
Cost of home sales revenues	(3,305,366)	(75.2)%	(3,056,048)	(75.8)%
Inventory impairment	(10,149)	(0.2)%	(41)	(0.0)%
Homebuilding gross margin	1,078,271	24.5%	976,880	24.2%
Add: Inventory impairment	10,149	0.2%	41	0.0%
Add: Interest in cost of home sales revenues	54,669	1.2%	66,846	1.7%
Adjusted homebuilding gross margin excluding interest and inventory impairment(1)	$1,143,089	26.0%	$1,043,767	25.9%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the year ended December 31, 2022, our adjusted homebuilding gross margin percentage excluding inventory impairment, and interest in cost of home sales revenues, was 26.0% as compared to 25.9% for 2021. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)

	Year Ended December 31,		Increase
	2022	2021	Amount	%
Selling, general and administrative	$430,742	$389,610	$41,132	10.6%
As a percentage of home sales revenue	9.8%	9.7%

Our selling, general and administrative expense increased $41.1 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This increase was primarily attributable to an increase of $25.5 million in salaries and wages expense due to increased headcount, increased base pay due to market conditions, and increased incentive based compensation accruals, as well as an increase in expenses in numerous areas to support our homebuilding operations. As a percentage of home sales revenue, our selling, general and administrative expense increased 10 basis points during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Income Tax Expense

Our income tax expense for the year ended December 31, 2022 was $151.8 million, or 22.4% of income before income tax expense, as compared to $142.6 million, or 22.2% of income before income tax expense, for the year ended December 31, 2021.

Our effective tax rate of 22.4% for the year ended December 31, 2022 is comprised of our statutory federal and blended state rate of 24.9%, partially offset by certain permanent differences between taxable income and GAAP income before tax expense. These differences include certain compensation paid to executive officers, which is not deductible for federal income tax purposes and increased our effective tax rate by 0.9%, and the estimated federal energy home credits for the current year home deliveries, which benefited our effective tax rate by 2.7%.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA extended the energy efficient home credit which provides a tax credit for each home delivered that meets the energy saving and certification requirements for homes delivered from January 1, 2022 (retroactively) through December 31, 2022, as well as modifies and increases the tax credit starting in 2023 through 2032. Our effective rates for the years ended December 31, 2022 and 2021 were impacted by benefits of $18.3 million and $16.5 million, respectively, as a result of the energy efficient home credit. While we have historically qualified approximately 80%

of our homes for energy efficient home credits, we cannot provide any assurance that we will be able to continue to qualify the same number of our homes in future periods.

Segment Assets

(dollars in thousands)

	December 31,	December 31	Increase (Decrease)
	2022	2021	Amount	Change
West	$665,827	$668,830	$(3,003)	(0.4)%
Mountain	1,122,892	1,008,481	114,411	11.3%
Texas	458,429	322,302	136,127	42.2%
Southeast	415,887	360,644	55,243	15.3%
Century Complete	426,564	371,096	55,468	14.9%
Financial Services	372,284	533,159	(160,875)	(30.2)%
Corporate	311,884	232,364	79,520	34.2%
Total assets	$3,773,767	$3,496,876	$276,891	7.9%

Total assets increased by $276.9 million, or 7.9%, to $3.8 billion at December 31, 2022, as compared to $3.5 billion at December 31, 2021, primarily as a result of an increase in investment in homebuilding inventory, partially offset by a decrease in Financial Services assets primarily related to a decrease in mortgage loans held for sale period over period and a decrease in cash and cash equivalents. The increase in our Corporate assets was driven by an increase in our cash and cash equivalents and increases related to Century Living.

Lots owned and controlled

	December 31, 2022			December 31, 2021			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,433	509	4,942	4,440	4,877	9,317	(0.2)%	(89.6)%	(47.0)%
Mountain	10,845	1,566	12,411	11,860	8,039	19,899	(8.6)%	(80.5)%	(37.6)%
Texas	7,117	2,782	9,899	5,340	8,159	13,499	33.3%	(65.9)%	(26.7)%
Southeast	5,576	5,733	11,309	5,928	14,195	20,123	(5.9)%	(59.6)%	(43.8)%
Century Complete	4,141	10,417	14,558	5,287	11,734	17,021	(21.7)%	(11.2)%	(14.5)%
Total	32,112	21,007	53,119	32,855	47,004	79,859	(2.3)%	(55.3)%	(33.5)%

Of our total lots owned and controlled as of December 31, 2022, 60.5% were owned and 39.5% were controlled, as compared to 41.1% owned and 58.9% controlled as of December 31, 2021. The decrease in the number of controlled lots was driven by the termination of certain contracts in our markets that no longer met our investment criteria, in light of market conditions.

Other Homebuilding Operating Data

Net new home contracts

	Year Ended
	December 31,		Increase (Decrease)
	2022	2021	Amount	% Change
West	1,147	1,640	(493)	(30.1)%
Mountain	1,397	2,571	(1,174)	(45.7)%
Texas	1,078	1,616	(538)	(33.3)%
Southeast	1,174	1,595	(421)	(26.4)%
Century Complete	2,957	4,595	(1,638)	(35.6)%
Total	7,753	12,017	(4,264)	(35.5)%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2022 decreased by 4,264 homes, or 35.5%, to 7,753 as compared to 12,017 for the year ended December 31, 2021.  Beginning in the second quarter of 2022 and continuing throughout the remainder of 2022, we experienced a decline in home sales pace across our markets as compared to prior periods. The decrease in net new home contracts was primarily driven by the impact on demand for new homes from increasing interest rates, rising inflation, and macro-economic uncertainty, and to some extent, an increase in cancellations primarily due to interest rate increases.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the years ended December 31, 2022 and 2021 by segment is included in the table below:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	% Change
West	4.0	7.2	(3.2)	(44.4)%
Mountain	3.8	6.0	(2.2)	(36.7)%
Texas	3.6	8.4	(4.8)	(57.1)%
Southeast	4.4	6.0	(1.6)	(26.7)%
Century Complete	2.3	3.5	(1.2)	(34.3)%
Total	3.1	5.0	(1.9)	(38.0)%

During the year ended December 31, 2022, our absorption rate decreased by 38.0% to 3.1 per month, as compared to 2021. Beginning in the second quarter of 2022 and continuing throughout the remainder of 2022, we experienced a decline in sales pace across our markets compared to prior periods, as well as an increase in cancellation rates to a combined 24%, with a 21% cancellation rate for Century Communities and a 27% cancellation rate for Century Complete, primarily driven by the increases in mortgage rates. The decrease in sales pace was consistent with trends seen in the overall housing market during the latter half of 2022, as increased mortgage interest rates, rising inflation, and macro-economic uncertainty caused demand to decrease from the historically strong market conditions experienced since the second quarter of 2020.

Selling communities at period end

	As of December 31,		Increase/(Decrease)
	2022	2021	Amount	% Change

West	24	19	5	26.3%
Mountain	31	36	(5)	(13.9)%
Texas	25	16	9	56.3%
Southeast	22	22	—	—%
Century Complete	106	109	(3)	(2.8)%
Total	208	202	6	3.0%

Our selling communities increased by 6 communities to 208 communities at December 31, 2022, as compared to 202 communities at December 31, 2021. This increase was a result of new community openings during 2022.

Backlog

(dollars in thousands)

	As of December 31,
	2022			2021			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	80	$57,524	$719.0	524	$371,848	$709.6	(84.7)%	(84.5)%	1.3%
Mountain	441	223,938	507.8	1,045	574,085	549.4	(57.8)%	(61.0)%	(7.6)%
Texas	133	42,244	317.6	386	136,893	354.6	(65.5)%	(69.1)%	(10.4)%
Southeast	205	96,671	471.6	713	308,663	432.9	(71.2)%	(68.7)%	8.9%
Century Complete	951	251,001	263.9	1,983	478,283	241.2	(52.0)%	(47.5)%	9.4%
Total / Weighted Average	1,810	$671,378	$370.9	4,651	$1,869,772	$402.0	(61.1)%	(64.1)%	(7.7)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At December 31, 2022, we had 1,810 homes in backlog with a total value of $671.4 million, which represents decreases of 61.1% and 64.1%, respectively, as compared to 4,651 homes in backlog with a total value of $1.9 billion at December 31, 2021.  The decrease in backlog dollar value is primarily attributable to the decrease in backlog units, and in part due to a 7.7% decrease in the average sales price of homes in backlog.

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving credit facility availability, was $1.2 billion as of December 31, 2022, compared to $1.2 billion as of December 31, 2021.

Our principal uses of capital for the year ended December 31, 2022 were our land purchases, land development, home construction, share repurchases, and the payment of routine liabilities. We increased our investment in homebuilding inventory during 2022, including an increase of $25.6 million in homes under construction and $340.0 million in land and land development.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our consolidated statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we continue to acquire and develop lots in our markets when they meet our current investment criteria. During the year ended December 31, 2022, we reduced our land acquisition and development activities by terminating certain contracts in our markets that no longer met our investment criteria, in light of current market conditions, resulting in a charge of $11.6 million recorded as other expense included in our consolidated statements of operations.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations as of December 31, 2022 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest(1)	$1,516,215	$278,097	$106,250	$599,576	$532,292
Operating leases(2)	14,752	6,100	7,392	1,260	-
Total contractual obligations	$1,530,967	$284,197	$113,642	$600,836	$532,292

(1)Principal payments in accordance with our revolving line of credit, mortgage repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2022. See Note 10 – Debt in the Notes to the Consolidated Financial Statements for further detail.

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

As of December 31, 2022, we had outstanding purchase contracts and option contracts for 21,007 lots totaling approximately $867.9 million and we had $48.4 million of deposits for land contracts, of which $25.8 were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next twenty-four months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 10 – Debt in the Notes to the Consolidated Financial Statements. We are required to meet certain covenants, and as of December 31, 2022, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit and mortgage repurchase facilities. See Note 10 – Debt in the Notes to the Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,884	$494,117
6.750% senior notes, due May 2027(1)	496,394	495,581
Other financing obligations(2)	28,134	9,238
Notes payable	1,019,412	998,936
Revolving line of credit	—	—
Mortgage repurchase facilities	197,626	331,876
Total debt	$1,217,038	$1,330,812

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under the construction loan agreements, as described below. As of December 31, 2021, other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of December 31, 2022 and 2021, we had $574.8 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed. We anticipate that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business.

Construction Loan Agreements

On August 9, 2022 and March 17, 2022, certain wholly owned subsidiaries of Century Living, LLC entered into construction loan agreements with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which we collectively refer to as “the Lenders”), respectively. The construction loan agreements (which we refer to as the “Construction Loan Agreements”), collectively provide that we may borrow up to and aggregate of $128.0 million from the Lenders for purposes of construction of multi-family projects in Colorado, with advances made by the Lenders upon the satisfaction of certain conditions. Borrowings under the Construction Loan Agreements bear interest at floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through August 9, 2026, with the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The Construction Loan Agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of December 31, 2022, $7.4 million was outstanding under the Construction Loan Agreements, with borrowings bearing a weighted average interest rate of 5.634% during the year ended December 31, 2022, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement provides us with a senior unsecured revolving line of credit (which we refer to as the “Credit Facility”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, we are entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. On December 21, 2022, we entered into a First Modification Agreement with Texas Capital Bank (formerly known as Texas Capital Bank, National Association), as Administrative Agent, amending the Second A&R Credit Agreement pursuant to which, effective January 3, 2023, all existing borrowings using an interest rate based on a LIBOR reference rate had the interest rate replaced with one based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

As of December 31, 2022, no amounts were outstanding under the Credit Facility and we were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo (which we refer to as the “Repurchase Facilities”), which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $300.0 million as of December 31, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through December 21, 2023 and bear a weighted average interest rate of 3.523% during the year ended December 31, 2022.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2022 and 2021, we had $197.6 million and $331.9 million outstanding under these Repurchase Facilities, respectively, and were in compliance with all covenants thereunder.

During the years ended December 31, 2022 and 2021, we incurred interest expense on our Repurchase Facilities of $2.0 million and $2.1 million, respectively, which are included in financial services costs on our consolidated statements of operations.

At-the-Market Offerings

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, all $100.0 million remained available for sale.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax recently instituted under the Inflation Reduction Act of 2022, and general market and economic conditions.

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

During the year ended December 31, 2022 an aggregate of 2.3 million shares, were repurchased for a total purchase price of approximately $120.6 million at a weighted average price of $52.32 per share. During the years ended December 31, 2021, we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of December 31, 2022 was 1,508,169 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2022 and 2021 (in thousands, except per share information):

			Year ended December 31, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455
November 9, 2022	November 30, 2022	December 14, 2022	$0.20	$6,354

			Year ended December 31, 2021
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$$0.15	$5,064
November 10, 2021	December 1, 2021	December 15, 2021	$$0.15	$5,064

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

Cash Flows—Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For the years ended December 31, 2022 and 2021, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $315.3 million during the year ended December 31, 2022 as compared to net cash used by operating activities of $201.2 million during 2021. The increase in cash provided by operations is primarily a result of a $26.6 million increase in net income and a reduction in land acquisition spend during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Additionally, our cash flows from operations was positively impacted during the year ended December 31, 2022 by a reduction in our mortgage loans held for sale of $140.0 million, as compared to an increase in mortgage loans held for sale of $72.4 million during the year ended December 31, 2021.

•Net cash used in investing activities increased to $54.3 million during the year ended December 31, 2022, compared to $6.5 million used during 2021. The increase was primarily related to $30.3 million in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living, and a $8.8 million increase in purchases of property and equipment for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

•Net cash used by financing activities was $274.8 million during the year ended December 31, 2022, compared to net cash provided by financing activities of $131.8 million during the year ended December 31, 2021. The increase in cash used in financing activities was primarily attributable (1) a $120.6 million increase in repurchases of our common stock during 2022, (2) a $207.0 million increase in net payments on the Repurchase Facilities during 2022, (3) $88.2 million in net proceeds from the issuance of senior notes due 2029 during 2021, partially offset by the simultaneous extinguishment of our former senior notes due 2025 and (4) a $10.8 million increase in dividend payments during the year ended December 31, 2022 compared to the year ended December 31, 2021.

As of December 31, 2022, our cash and cash and equivalents and restricted cash was $308.5 million.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). In addition, our former 5.875% senior notes due 2025 (which we collectively refer to as our “2025 Notes”), which were extinguished during the year ended December 31, 2021, were our unsecured senior obligations and were fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the Guarantors. Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of December 31, 2022, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Summarized Balance Sheet Data (in thousands)	December 31, 2022

Assets
Cash and cash equivalents	$191,541
Cash held in escrow	56,569
Accounts receivable	46,326
Inventories	2,830,645
Prepaid expenses and other assets	193,824
Property and equipment, net	31,326
Deferred tax assets, net	20,856
Goodwill	30,395
Total assets	$3,401,482
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$105,727
Accrued expenses and other liabilities	310,330
Notes payable	1,019,412
Revolving line of credit	—
Total liabilities	1,435,469
Stockholders’ equity:	1,966,013
Total liabilities and stockholders’ equity	$3,401,482

Summarized Statements of Operations Data (in thousands)	Year Ended
December 31, 2022

Total homebuilding revenues	$4,410,483
Total homebuilding cost of revenues	(3,315,994)
Selling, general and administrative	(430,742)
Loss on debt extinguishment	—
Inventory impairment	(10,149)
Other expense	(15,894)
Income before income tax expense	637,704
Income tax expense	(142,986)
Net income	$494,718

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

Home Sales Revenues and Profit Recognition

Under Accounting Standards Codification (which we refer to as “ASC”) 606 Revenue from Contracts with Customers, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $17.9 million and $56.8 million at December 31, 2022 and December 31, 2021, respectively.

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

Impairment of Inventories

We review all of our communities for indicators of impairment quarterly and record an impairment loss when conditions exist where the carrying amount of inventory is not recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases to gross margins, costs significantly in excess of budget, and actual or projected cash flow losses.

When an indicator of impairment is identified, we prepare and analyze cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of the respective inventories. A community with a fair value less than its carrying value is impaired and is written down to fair value. Such losses, if any, are reported within homebuilding gross margin. The discount rate used in determining each asset’s fair value reflects inherent risks associated with the related estimated cash flows, as well as current risk-free rates available in the market and estimated market risk premiums. When estimating future discounted cash flows, we have utilized a discount rate of approximately 12% in our valuations during the years ended December 31, 2022 and 2021, respectively. The discount rate utilized was most directly impacted by the stage of construction, which was at or near completion for the community, and the estimated completion of selling efforts in the community, which were generally less than 18 months from the impairment date.

When estimating undiscounted cash flows, we make various assumptions, including the following: the expected home sales revenue to be generated, including consideration of the number of homes available, pricing and incentives offered by us or other builders in comparable communities; the costs incurred to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction, and selling and marketing costs; any alternative product offerings that may be offered that could have an impact on sales, sales prices and/or building costs; and alternative uses for the property. The key assumptions relating to estimating cash flows are impacted by local market and economic conditions, and are inherently uncertain. Although our quarterly assessments reflect management’s best estimates, due to uncertainties in the estimation process, actual results could differ from such estimates.

For the years ended December 31, 2022 and 2021, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2022	58	208
Year ended December 31, 2021	7	202

During the year ended December 31, 2022, we determined that inventory with a carrying value before impairment of $59.8 million within 22 communities across our Century Complete, Southeast, and Texas segments was not recoverable. Inventory impairment charges in 2022, which were all related to communities in which we are actively selling homes, were driven by our decision to increase incentives in certain communities directed at improving our sales absorptions primarily on move-in ready homes. Accordingly, we recognized impairment charges of an aggregate $10.1 million in order to record the communities at fair value. We recorded nominal impairment charges for one community during the year ended December 31, 2021. The impairment charges are included in inventory impairment in our consolidated statements of operations.

Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded if necessary. The model is subject to management’s judgment, and our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that contribute to our warranty reserve include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. Actual future warranty costs could differ from our currently estimated amounts. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $2.1 million, $5.4 million and $2.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of December 31, 2022, our self-insurance reserve for incurred but not reported construction defect claims was $17.0 million, compared to $5.1 million as of December 31, 2021. The self-insurance reserve estimate requires significant management judgment and assumptions, and is based on a third-party actuarial analysis that relies primarily upon industry data and partially on our historical claims to estimate overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Assumptions used in developing estimates can fluctuate as a result of unforeseen developments in claims relative to markets in which we operate, inflation rates, regulatory or legal changes, and other factors. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded reserves. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Historically, adjustments to our estimates have not been material, as we increased our self-insurance reserve by $0.9 million during the year ended December 31, 2022 and recorded no change to our reserve during the year ended December 31, 2021, respectively.

Mortgage Loans Held for Sale and Financial Services Revenue Recognition

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale are also included in financial services revenue on the consolidated statements of operations.

Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on the consolidated statements of operations.

Financial services revenue also includes loan origination fees, which represent revenue earned from originating mortgage loans that is recognized at the time the mortgage loans are funded and generally represent a fee based on a percentage of the original loan amount, and fees related to discount points paid by borrowers to reduce mortgage interest rates.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, which requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. The fair value of our restricted stock units and awards in the form of unrestricted shares of common stock is equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. Management judgment is required in estimating the level of performance that will be achieved and the number of shares that will be earned, and considers, among other factors, our historical operating results and our expectation of future profitability. The performance share units granted during the fiscal years ended December 31, 2022, 2021, and 2020 have three-year performance-based metrics measured over performance periods ending on December 31 for each three-year period. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Management judgement is required to evaluate whether it is more likely than not that deferred tax assets will be realized, and this evaluation considers, among other factors, our historical operating results, our expectation of future profitability, the duration of the applicable statutory carryforward periods, and conditions in the housing market and the broader economy. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In addition, management judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities.  When it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, we measure the amount of tax benefit from the position and record the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. Our policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on our consolidated statements of operations.

Goodwill

We evaluate goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a two step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. The qualitative assessment requires management judgment to consider factors which may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows. Significant assumptions are required in assessing the fair value of the reporting unit, including the estimate of future discounted cash flows of the reporting unit and impacts of current market conditions. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Business Combinations

We account for business combinations in accordance with ASC Topic 805, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired net assets and processes have the ability to create outputs in the form of revenue. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable net assets as goodwill.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as consolidated net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense, (iv) depreciation and amortization expense, (v) loss on debt extinguishment, and (vi) inventory impairment. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Year Ended December 31,
	2022	2021	% Change
Net income	$525,126	$498,504	5.3%
Income tax expense	151,774	142,618	6.4%
Interest in cost of home sales revenues	54,669	66,846	(18.2)%
Interest expense (income)	(36)	(661)	(94.6)%
Depreciation and amortization expense	11,223	10,912	2.9%
EBITDA	742,756	718,219	3.4%
Loss on debt extinguishment	—	14,458	(100.0)%
Inventory impairment	10,149	41	NM %
Adjusted EBITDA	$752,905	$732,718	2.8%

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

(dollars in thousands)

	December 31,	December 31,
	2022	2021
Notes payable	$1,019,412	$998,936
Revolving line of credit	—	—
Construction loan agreements	(7,389)	—
Total homebuilding debt	1,012,023	998,936
Total stockholders' equity	2,150,215	1,764,508
Total capital	$3,162,238	$2,763,444
Homebuilding debt to capital	32.0%	36.1%

Total homebuilding debt	$1,012,023	$998,936
Cash and cash equivalents	(296,724)	(316,310)
Cash held in escrow	(56,569)	(52,297)
Net homebuilding debt	658,730	630,329
Total stockholders' equity	2,150,215	1,764,508
Net capital	$2,808,945	$2,394,837

Net homebuilding debt to net capital	23.5%	26.3%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted Net Income and Adjusted Diluted Earnings per Share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define Adjusted Net Income as consolidated net income before (i) income tax expense, (ii) inventory impairment (iii) restructuring costs, and (iv) loss on debt extinguishment, less adjusted income tax expense, calculated using the Company’s estimated annual effective tax rate after discrete items for the applicable period. Adjusted Diluted EPS is calculated by dividing Adjusted Net Income by weighted average common shares – diluted.

(in thousands, except share and per share information)

	Year Ended December 31,
	2022	2021
Numerator
Net income	$525,126	$498,504
Denominator
Weighted average common shares outstanding - basic	32,578,967	33,706,782
Dilutive effect of restricted stock units	398,968	738,136
Weighted average common shares outstanding - diluted	32,977,935	34,444,918
Earnings per share:
Basic	$16.12	$14.79
Diluted	$15.92	$14.47

Adjusted earnings per share
Numerator
Net income	$525,126	$498,504
Income tax expense	151,774	142,618
Income before income tax expense	676,900	641,122
Inventory impairment	10,149	41
Loss on debt extinguishment	—	14,458
Adjusted income before income tax expense	687,049	655,621
Adjusted income tax expense(1)	(154,050)	(145,843)
Adjusted net income	$532,999	$509,778

Denominator - Diluted	32,977,935	34,444,918

Adjusted diluted earnings per share	$16.16	$14.80

(1)The tax rates used in calculating adjusted net income for the years ended December 31, 2022 and 2021 were 22.4% and 22.2%, respectively, which reflect of the Company’s GAAP tax rates for the applicable periods.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Second Amended and Restated Credit Agreement and Construction Loan Agreements.

Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Second A&R Credit Agreement. The Second A&R Credit Agreement also provides for fronting fees and letter of credit fees payable to the L/C Issuer and commitment fees payable to the Administrative Agent equal to 0.20% of the unused portion of the senior unsecured revolving line of credit. On December 21, 2022, we entered into a First Modification Agreement with Texas Capital Bank (formerly known as Texas Capital Bank, National Association), as Administrative Agent, amending the Second Amended and Restated Credit Agreement. Per the First Modification Agreement, effective January 3, 2023, all existing borrowings using an interest rate based on a LIBOR reference rate had the interest rate replaced with one based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

During 2022 and 2021, Borrowings under the Construction Loan Agreements bear interest at floating interest rate per annum equal to the SOFR and the Bloomberg Short-term Bank Yield Index, plus an applicable margin.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, particularly lumber, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations. As inflation remained elevated during the year ended December 31, 2022, interest rates on 30-year fixed mortgages have risen, coupled with the Federal Reserve raising the federal funds interest rate throughout the year ended December 31, 2022. While we were generally able to pass on cost increases from inflationary impacts to customers through increased home prices during the first half of the year ended December 31, 2022, we were not able to completely offset cost increases. Due to higher mortgage rates, we were no longer able to offset cost increases with higher home selling prices in the second half of the year ended December 31, 2022. We may not be able to offset cost increases with higher home selling prices in the future if weak housing market conditions continue.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2022, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2022 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 1, 2023 expressed an unqualified opinion thereon.

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

February 1, 2023

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (which we refer to as our “2023 Proxy Statement”).

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

On November 9, 2022, the Board of Directors approved and adopted Amended and Restated Bylaws incorporating certain amendments, including amendments in response to the new universal proxy rules promulgated by the SEC and recent amendments to the Delaware General Corporation Law. These Amended and Restated Bylaws became effective immediately upon their approval and adoption by the Board. The amendments reflected in the Amended and Restated Bylaws, include, among other changes, enhancing the procedural mechanics and disclosure requirements relating to director nominations made by stockholders for consideration at annual meetings of the stockholders of the Company, including referring specifically to the new SEC universal proxy rules and requiring additional information regarding director nominees.

Pursuant to the Amended and Restated Bylaws, the notice of a stockholder’s intention to nominate a director now must include certain specified information as provided in Section 1.13 of our Amended and Restated Bylaws, including certain information relating to the individual subject to the nomination, such individual’s written consent to serving as a director, if elected, for the entire term, and a statement whether such person would be in compliance if elected as a director and will comply with all applicable corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of the Company, and certain information regarding the stockholder giving the notice and the beneficial owner, if any, on whose behalf such nomination is made. No stockholder nominating a proposed nominee shall solicit proxies in support of director nominees other than the Company’s nominees unless such stockholder has complied with Rule 14a-19 of the Exchange Act in connection with solicitation of such proxies.

The foregoing summary of the Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 to this Form 10-K and incorporated by reference herein. No statement in this Form 10-K is intended to replace or conflict with the requirements for stockholder nominations as set forth in the Amended and Restated Bylaws. The Company will not consider any stockholder nomination that does not comply with the requirements of the SEC and the Amended and Restated Bylaws.

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for our 2023 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our 2023 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our 2023 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2023 Proxy Statement.

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

3.2

Amended and Restated Bylaws of Century Communities, Inc., effective November 9, 2022 (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 10, 2022 (File No. 001-36491)).

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

10.1†

Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2022 (File No. 001-36491)).

10.2†

Form of Employee Performance Share Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2022 (File No. 001-36491)).

10.3†

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2022 (File No. 001-36491)).

10.4†

Form of Co-Chief Executive Officer Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2022 (File No. 001-36491)).

10.5†

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

10.7†

Form of Performance Share Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36491)).

10.8†

Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36491)).

10.9†

Form of Performance Share Unit Award Agreement for use with the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan – 2022 Grants (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-36491)).

10.10†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.11†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and Robert J. Francescon (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.12†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.13†

Form of Director and Officer Indemnification Agreement between Century Communities, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 9, 2020 (File No. 333-195678).

10.14

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

10.15

First Modification Agreement effective as of December 21, 2022 among Century Communities, Inc., the guarantor parties thereto and Texas Capital Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 22, 2022 (File No. 001-36491)).

10.16

Purchase Agreement, dated May 9, 2019, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2019 (File No. 001-36491)).

10.17

Registration Rights Agreement, dated as of May 23, 2019, by and among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

10.18

Distribution Agreement, dated November 27, 2019, among Century Communities, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 1.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019 (File No. 001-36491)).

10.19

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

10.20

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

Century Communities, Inc.

Date: February 1, 2023	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: February 1, 2023	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 1, 2023

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 1, 2023

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	February 1, 2023

/s/ J. Scott Dixon	Assistant Chief Financial Officer
J. Scott Dixon	(Principal Accounting Officer)	February 1, 2023

/s/ David L. Messenger, attorney in fact Patricia L. Arvielo	Director	February 1, 2023

/s/ David L. Messenger, attorney in fact John P. Box	Director	February 1, 2023

/s/ David L. Messenger, attorney in fact Keith R. Guericke	Director	February 1, 2023
/s/ David L. Messenger, attorney in fact James M. Lippman	Director	February 1, 2023

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 1, 2023 expressed an unqualified opinion thereon.

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

Impairment of Inventories
Description of the Matter

At December 31, 2022, the Company reported inventories of approximately $2.8 billion. The Company’s inventories are inclusive of pre-acquisition, land, development, and other allocated costs, including interest, during periods of entitlement, development and home construction. As more fully described in Note 1 to the consolidated financial statements, the Company reviews for events or circumstances that indicate the carrying amount of inventories may be impaired. The Company evaluates for indicators of impairment at the lowest level of identifiable cash flows, which have been determined to be the community level. The evaluation of indicators of impairment includes, but is not limited to, judgments based on factors such as significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins, costs significantly in excess of budget, and actual or projected operating cash flow losses. The Company recorded impairment charges of $10.1 million during the year ended December 31, 2022.

Auditing the Company’s evaluation for indicators of impairment is complex and requires a higher degree of auditor judgment in the identification and evaluation of events or changes in circumstances that may indicate a community level impairment. Differences or changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the inventory impairment evaluation process. This included testing controls over management’s determination and review of the considerations used in the impairment indicator analysis.

Our procedures with regard to the Company's evaluation for indicators of impairment included, among other procedures, testing the completeness and accuracy of management’s impairment analysis and evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquiries of management, read minutes of the meetings of the Board of Directors, considered historical operating results and current market conditions, and performed an independent evaluation using both internally and externally available information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Denver, Colorado

February 1, 2023

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$296,724	$316,310
Cash held in escrow	56,569	52,297
Accounts receivable	52,797	41,932
Inventories	2,830,645	2,456,614
Mortgage loans held for sale	203,558	353,063
Prepaid expenses and other assets	250,535	200,087
Property and equipment, net	31,688	24,939
Deferred tax assets, net	20,856	21,239
Goodwill	30,395	30,395
Total assets	$3,773,767	$3,496,876
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$106,926	$84,679
Accrued expenses and other liabilities	299,588	316,877
Notes payable	1,019,412	998,936
Revolving line of credit	—	—
Mortgage repurchase facilities	197,626	331,876
Total liabilities	1,623,552	1,732,368
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,772,791 and 33,760,940 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	318	338
Additional paid-in capital	584,803	697,845
Retained earnings	1,565,094	1,066,325
Total stockholders' equity	2,150,215	1,764,508
Total liabilities and stockholders' equity	$3,773,767	$3,496,876

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Homebuilding revenues
Home sales revenues	$4,393,786	$4,032,969	$3,027,167
Land sales and other revenues	16,697	59,607	30,717
Total homebuilding revenues	4,410,483	4,092,576	3,057,884
Financial services revenues	95,433	123,738	103,308
Total revenues	4,505,916	4,216,314	3,161,192
Homebuilding cost of revenues
Cost of home sales revenues	(3,305,366)	(3,056,048)	(2,468,133)
Cost of land sales and other revenues	(10,628)	(39,315)	(21,929)
Total homebuilding cost of revenues	(3,315,994)	(3,095,363)	(2,490,062)
Financial services costs	(54,275)	(72,578)	(54,797)
Selling, general and administrative	(430,742)	(389,610)	(341,710)
Loss on debt extinguishment	—	(14,458)	—
Inventory impairment	(10,149)	(41)	(2,172)
Other expense	(17,856)	(3,142)	(2,211)
Income before income tax expense	676,900	641,122	270,240
Income tax expense	(151,774)	(142,618)	(64,083)
Net income	$525,126	$498,504	$206,157

Earnings per share:
Basic	$16.12	$14.79	$6.19
Diluted	$15.92	$14.47	$6.13
Weighted average common shares outstanding:
Basic	32,578,967	33,706,782	33,312,554
Diluted	32,977,935	34,444,918	33,610,098

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

			Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	33,067	$331	$684,354	$377,014	$1,061,699
Vesting of stock-based compensation awards	454	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(170)	(2)	(5,098)	—	(5,100)
Stock-based compensation expense	—	—	18,334	—	18,334
Other	—	—	(385)	—	(385)
Net income	—	—	—	206,157	206,157
Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	675	7	(7)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(265)	(3)	(13,723)	—	(13,726)
Stock-based compensation expense	—	—	14,377	—	14,377
Cash dividends declared and dividend equivalents	—	—	158	(15,350)	(15,192)
Other	—	—	(160)	—	(160)
Net income	—	—	—	498,504	498,504
Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	518	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(201)	(2)	(12,752)	—	(12,754)
Repurchases of common stock	(2,305)	(23)	(120,623)	—	(120,646)
Stock-based compensation expense			20,049	—	20,049
Cash dividends declared and dividend equivalents	—	—	323	(26,357)	(26,034)
Other	—	—	(34)	—	(34)
Net income	—	—	—	525,126	525,126
Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021 and 2020

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$525,126	$498,504	$206,157
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,223	10,912	13,141
Stock-based compensation expense	20,049	14,377	18,334
Fair value of mortgage loans held for sale and other	11,036	5	(7,145)
Loss on debt extinguishment	—	14,458	—
Inventory impairment	10,149	41	2,172
Abandonment of lot option contracts	11,564	2,935	2,928
Deferred income taxes	383	(8,701)	(1,861)
Loss on disposition of assets	2,196	1,483	1,425
Changes in assets and liabilities:
Cash held in escrow	(4,272)	(29,148)	12,159
Accounts receivable	(10,865)	(20,238)	5,657
Inventories	(381,404)	(524,181)	68,378
Mortgage loans held for sale	139,956	(72,378)	(90,248)
Prepaid expenses and other assets	(19,896)	(79,413)	214
Accounts payable	22,247	(23,033)	22,918
Accrued expenses and other liabilities	(22,145)	13,224	86,349
Net cash provided by (used in) operating activities	315,347	(201,153)	340,578
Investing activities
Purchases of property and equipment	(20,406)	(11,576)	(9,004)
Proceeds from sale of property and equipment and intangible assets	238	2,666	482
Expenditures related to development of rental properties	(30,291)	—	—
Other investing activities	(3,805)	2,434	117
Net cash used in investing activities	(54,264)	(6,476)	(8,405)
Financing activities
Borrowings under revolving credit facilities	1,478,000	30,000	678,000
Payments on revolving credit facilities	(1,478,000)	(30,000)	(746,700)
Borrowing under construction loan agreements	7,389	—	—
Proceeds from issuance of senior notes due 2029	—	500,000	—
Extinguishment of senior notes due 2025	—	(411,752)	—
Proceeds from issuance of insurance premium notes and other	26,278	21,484	5,778
Principal payments on insurance premium notes and other	(14,771)	(15,532)	(8,769)
Debt issuance costs	—	(6,159)	(392)
Net (payments) proceeds for mortgage repurchase facilities	(134,250)	72,826	84,955
Withholding of common stock upon vesting of stock-based compensation awards	(12,754)	(13,726)	(5,100)
Repurchases of common stock under stock repurchase program	(120,646)	—	—
Dividend payments	(26,034)	(15,192)	—
Other financing activities	(44)	(160)	(385)
Net cash (used in) provided by financing activities	(274,832)	131,789	7,387
Net (decrease) increase	$(13,749)	$(75,840)	$339,560
Cash and cash equivalents and Restricted cash
Beginning of period	322,241	398,081	58,521
End of period	$308,492	$322,241	$398,081
Supplemental cash flow disclosure
Cash paid for income taxes	$168,117	$155,590	$48,789
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$296,724	$316,310	$394,001
Restricted cash (Note 6)	11,768	5,931	4,080
Cash and cash equivalents and Restricted cash	$308,492	$322,241	$398,081

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2022, 2021 and 2020

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections.

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

We review all of our communities for indicators of impairment quarterly and record an impairment loss when conditions exist where the carrying amount of inventory is not recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases to gross margins, costs significantly in excess of budget, and actual or projected cash flow losses.

When an indicator of impairment is identified, we prepare and analyze cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of the respective inventories. A community with a fair value less than its carrying value is impaired and is written down to fair value. Such losses, if any, are reported within homebuilding gross margin.

When estimating undiscounted cash flows, we make various assumptions, including the following: the expected home sales revenue to be generated, including consideration of the number of homes available, pricing and incentives offered by us or other builders in comparable communities; the costs incurred to date and expected to be incurred including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction, and selling and marketing costs; any alternative product offerings that may be offered that could have an impact on sales, sales prices and/or building costs; and alternative uses for the property.

During the year ended December 31, 2022, we determined that inventory with a carrying value before impairment of $59.8 million within 22 communities across our Century Complete, Southeast, and Texas segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $10.1 million in order to record the communities at fair value. The impairment charges are included in inventory impairment in our consolidated statements of operations.

Home Sales Revenues and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date.  Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets. Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $17.9 million and $56.8 million at December 31, 2022 and December 31, 2021, respectively.

Performance Deposits

We are occasionally required to make a land, bond, and utility deposit as each new development is started. These amounts typically are refundable as each home is delivered. Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheets.

Lot Option and Escrow Deposits

We enter into lot option and purchase agreements with unrelated parties to acquire lots for the construction of homes. Under these agreements, we have paid deposits, which in many cases are non-refundable, in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Lot option and escrow deposits are included in prepaid expenses and other assets on the consolidated balance sheets. We charge to expense non-refundable deposit and capitalized pre-acquisition costs, when it is probable that the lots will not be acquired.  During the year ended December 31, 2022, 2021, and 2022 we terminated certain contracts in our markets that no longer met our investment criteria, resulting in a charges of $11.6 million, $2.9 million, and $2.9 million, respectively, which are included in other expense in our consolidated statements of operations.

Model Homes and Sales Facilities

Costs related to our model homes and sales facilities are treated in one of three ways depending on their nature. Costs directly attributable to the home including upgrades that are permanent and sold with the home are capitalized to inventory and included in cost of home sales revenues when the unit is closed to the homebuyer. Marketing related costs, such as non-permanent signage, brochures and marketing materials as well as the cost to convert the model into a salable unit are expensed as incurred. Costs to furnish the model home sites, permanent signage, and construction of sales facilities are capitalized to property and equipment and depreciated over the estimated life of the community based on the number of lots in the community which typically range from 1 to 3 years.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset.

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

	Years
Leasehold improvements, furniture and fixtures, and other	2	-	40	years
Machinery and equipment	3	-	25	years
Model furnishings	1	-	3	years
Computer hardware and software	1	-	5	years

Mortgage Loans Held for Sale and Financial Services Revenue Recognition

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, are also included in financial services revenue on the consolidated statements of operations.

Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include mortgage loans in process for which interest rates were committed to the borrowers (referred to as “interest rate lock commitments”), and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on the consolidated statements of operations.

Financial services revenue also includes loan origination fees, which represent revenue earned from originating mortgage loans that is recognized at the time the mortgage loans are funded and generally represent a fee based on a percentage of the original loan amount, and fees related to discount points paid by borrowers to reduce mortgage interest rates.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. The fair value of our restricted stock units and awards in the form of unrestricted shares of common stock is equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2022, 2021, and 2020 have three-year performance-based metrics measured over performance periods ending on December 31 for each three-year period. Stock-based compensation expense associated with outstanding performance share units is updated for actual forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company records a corresponding valuation allowance against the deferred tax asset. As of December 31, 2022 and 2021, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statements of operations. As of December 31, 2022 and 2021 we had no reserves for uncertain tax positions.

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

As of December 31, 2022 and 2021, we determined our goodwill was not impaired.

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

As a result of our analysis, we determined that as of December 31, 2022 and 2021, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract. As of December 31, 2022 and 2021, we had non-refundable cash deposits totaling $25.8 million and $38.1 million, respectively, classified in prepaid expenses and other assets in our consolidated balance sheets for land option contracts. The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2022 and 2021, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $9.5 million, $7.7 million and $11.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Advertising and marketing costs are included in selling, general and administrative on the consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our Century Complete brand currently has operations in 12 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

The management of our four Century Communities geographic regions and Century Complete reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company. The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments as of December 31, 2022:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, Ohio, South Carolina and Texas)

Commencing in the first quarter of 2023, our Century Complete operations in Texas will be realigned and managed under our Century Communities Texas segment.

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

The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
West	$1,075,507	$1,022,523	$683,138
Mountain	1,147,826	1,151,911	860,041
Texas	454,015	481,915	339,346
Southeast	726,100	663,728	672,790
Century Complete	1,007,035	772,499	502,569
Financial Services	95,433	123,738	103,308
Corporate	—	—	—
Total revenue	$4,505,916	$4,216,314	$3,161,192

Income (loss) before income tax expense:
West	$218,546	$213,301	$71,417
Mountain	192,525	212,335	114,722
Texas	64,187	68,565	34,694
Southeast	139,038	92,420	57,181
Century Complete	124,153	109,213	33,449
Financial Services	41,158	51,160	48,511
Corporate	(102,707)	(105,872)	(89,734)
Total income before income tax expense	$676,900	$641,122	$270,240

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2022	2021
West	$665,827	$668,830
Mountain	1,122,892	1,008,481
Texas	458,429	322,302
Southeast	415,887	360,644
Century Complete	426,564	371,096
Financial Services	372,284	533,159
Corporate	311,884	232,364
Total assets	$3,773,767	$3,496,876

Corporate assets include certain cash and cash equivalents, certain property and equipment, costs associated with development of multi-family rental properties, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventory

Inventory included the following (in thousands):

	December 31,	December 31,
	2022	2021
Homes under construction	$1,213,919	$1,188,270
Land and land development	1,554,951	1,214,965
Capitalized interest	61,775	53,379
Total inventories	$2,830,645	$2,456,614

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire. Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. As of December 31, 2022 and 2021, Inspire had mortgage loans held for sale with an aggregate fair value of $203.6 million and $353.1 million, respectively, and an aggregate outstanding principal balance of $202.0 million and $342.0 million, respectively. Net gains on the sale of mortgage loans were $7.7 million, $87.3 million, and $80.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in financial services revenue on the consolidated statements of operations. Losses from the change in fair value for mortgage loans held for sale were $9.5 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively, and gains from the change in fair value for mortgage loans held for sale were $7.1 million for the year ended December 31, 2020, and are included in financial services revenue on the consolidated statements of operations.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $68.1 million and $164.3 million at December 31, 2022 and 2021, respectively, and carried a weighted average interest rate of approximately 6.1% and 3.3%, respectively. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program. Refer to Note 13 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2022	2021
Leasehold improvements, furniture and fixtures, and other	9,015	10,038
Machinery and equipment	10,867	11,470
Model furnishings	15,069	24,427
Computer hardware and software	12,745	17,227
Property and equipment, gross	47,696	63,162
Less accumulated depreciation	(16,008)	(38,223)
Property and equipment, net	$31,688	$24,939

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid insurance	$31,716	$37,814
Lot option and escrow deposits	48,354	61,649
Performance deposits	12,626	11,196
Deferred financing costs on revolving line of credit and construction loan agreements, net	4,581	5,135
Restricted cash(1)	11,768	5,931
Right of use assets	13,467	16,939
Multi-family rental properties under construction	56,615	19,330
Mortgage loans held for investment at fair value	18,875	10,631
Mortgage loans held for investment at amortized cost	6,574	2,825
Mortgage servicing rights	24,164	13,701
Derivative assets	1,958	5,944
Other assets and prepaid expenses	19,837	8,992
Total prepaid expenses and other assets	$250,535	$200,087

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain pledge balances associated with our mortgage repurchase facilities.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2022	2021
Earnest money deposits	$17,903	$56,811
Warranty reserve	13,136	13,343
Self-insurance reserve	16,998	5,103
Accrued compensation costs	80,415	81,604
Land development and home construction accruals	128,483	88,155
Accrued interest	10,670	9,653
Lease liabilities - operating leases	13,947	17,359
Income taxes payable	—	1,684
Derivative liabilities	1,526	359
Other accrued liabilities	16,510	42,806
Total accrued expenses and other liabilities	$299,588	$316,877

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on favorable warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $2.1 million, $5.4 million and

$2.4 million during the years ended December 31, 2022, 2021 and 2020, respectively, which is included as a reduction to cost of home sales revenues on our consolidated statements of operations.

Changes in our warranty accrual for the years ended December 31, 2022, 2021 and 2020 are detailed in the table below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$13,343	$13,824	$9,731
Warranty expense provisions	9,751	10,512	9,592
Payments	(7,843)	(5,615)	(3,056)
Warranty adjustment	(2,115)	(5,378)	(2,443)
Ending balance	$13,136	$13,343	$13,824

9. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. Prior to the year ended December 31, 2021, we generally maintained construction defect policies with lower self-insurance limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based on third party actuarial analyses that primarily rely upon industry data and partially on our historical claims to estimate overall costs, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our third-party actuarial analyses, we increased our self-insurance reserve by $0.9 million during the year ended December 31, 2022 and did not adjust the self-insurance reserve for the year ended December 31, 2021, respectively. These adjustments are included in cost of home sales revenues on our consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the years ended December 31, 2022, 2021 are detailed in the table below (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$5,103	$—
Self-insurance expense provisions	11,051	5,103
Payments	(7)	—
Self-insurance adjustment	851	—
Ending balance	$16,998	$5,103

10. Debt

Our outstanding debt obligations included the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
3.875% senior notes, due August 2029(1)	$494,884	$494,117
6.750% senior notes, due May 2027(1)	496,394	495,581
Other financing obligations(2)	28,134	9,238
Notes payable	1,019,412	998,936
Revolving line of credit	—	—
Mortgage repurchase facilities	197,626	331,876
Total debt	$1,217,038	$1,330,812

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2) As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under the Construction Loan Agreements. As of December 31, 2021, other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings.

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

As of December 31, 2022, the aggregate obligation, inclusive of unamortized financing costs on the 2029 Notes, was $494.9 million.

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

As of December 31, 2022, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2027, was $496.4 million.

Redemption and Extinguishment of 5.875% Senior Notes Due 2025

During the year ended December 31, 2021, we redeemed $400.0 million in outstanding principal of our 5.875% Senior Notes due 2025 at a redemption price equal to 102.938% of the principal amount, plus accrued and unpaid interest, totaling $414.8 million. The redemption transaction resulted in a $14.5 million loss on debt extinguishment in our consolidated statements of operations for the year ended December 31, 2021.

Other Financing Obligations

As of December 31, 2022, other financing obligations included amounts related to insurance premium notes and certain secured borrowings, as well as outstanding borrowings under the Construction Loan Agreements.

Insurance premium notes and certain secured borrowings

As of December 31, 2022, we had $14.4 million of outstanding land development notes and $6.3 million of outstanding insurance premium notes, compared to no outstanding land development notes and $9.2 million outstanding insurance premium notes as of December 31, 2021.

Construction Loan Agreements

On August 9, 2022 and March 17, 2022, certain wholly owned subsidiaries of Century Living, LLC entered into construction loan agreements with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which we collectively refer to as “the Lenders”), respectively. The construction loan agreements (which we refer to as the “Construction Loan Agreements”), collectively provide that we may borrow up to $128.0 million from the Lenders for purposes of construction of multi-family projects in Colorado, with advances made by the Lenders upon the satisfaction of certain conditions. Borrowings under the Construction Loan Agreements bear interest at floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through August 9, 2026, with the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The Construction Loan Agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of December 31, 2022, $7.4 million was outstanding under the Construction Loan Agreements, with borrowings bearing a weighted average interest rate of 5.634% during the year ended December 31, 2022, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement provides us with a senior unsecured revolving line of credit (which we refer to as the “Credit Facility”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The Credit Facility includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the Credit Facility by an amount not exceeding $200.0 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement bear interest at a floating rate equal to the adjusted Eurodollar Rate plus an applicable margin between 2.05% and 2.65% per annum, and if made available in the Administrative Agent’s discretion, a base rate plus an applicable margin between 1.05% and 1.65% per annum. On December 21, 2022, we entered into a First Modification Agreement with Texas Capital Bank (formerly known as Texas Capital Bank, National Association), as Administrative Agent, amending the Second A&R Credit Agreement pursuant to which, effective January 3, 2023, all existing borrowings using an interest rate based on a LIBOR reference rate had the interest rate replaced with one based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

As of December 31, 2022, no amounts were outstanding under the credit facility and were in compliance with all covenants.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities, with Comerica Bank, J.P. Morgan and Wells Fargo (which we refer to as the “Repurchase Facilities”), which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $300.0 million as of December 31, 2022, secured by the mortgage loans financed thereunder. The Repurchase Facilities have varying short term maturity dates through December 21, 2023 and bear a weighted average interest rate of 3.523% during the year ended December 31, 2022.

Amounts outstanding under the Repurchase Facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2022 and 2021, we had $197.6 million and $331.9 million outstanding under these Repurchase Facilities, respectively, and were in compliance with all covenants thereunder.

During the years ended December 31, 2022, 2021, and 2020, we incurred interest expense on our Repurchase Facilities of $2.0 million, $2.1 million, and $3.0 million, respectively, which are included in financial services costs on our consolidated statements of operations.

Debt Maturities

Aggregate annual maturities of debt as of December 31, 2022 are as follows (in thousands):

2023	$218,371
2024	—
2025	—
2026	7,389
2027	500,000
Thereafter	500,000
Total	1,225,760
Less: Discount and deferred financing costs, net on senior notes	(8,722)
Carrying amount	$1,217,038

During the years ended December 31, 2022, 2021, and 2020, we paid approximately $61.1 million, $59.2 million, and $66.8 million, respectively, in interest expense payments.

11. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and Revolving Line of Credit is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2022, 2021, and 2020, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest capitalized beginning of period	$53,379	$60,838	$67,069
Interest capitalized during period	63,065	59,387	65,771
Less: capitalized interest in cost of sales	(54,669)	(66,846)	(72,002)
Interest capitalized end of period	$61,775	$53,379	$60,838

12. Income Taxes

Our income tax expense for the years ended December 31, 2022, 2021 and 2020 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$119,255	$120,448	$51,741
State and local	32,136	30,871	14,203
Total current	151,391	151,319	65,944
Deferred
Federal	361	(7,151)	(1,375)
State and local	22	(1,550)	(486)
Total deferred	383	(8,701)	(1,861)
Income tax expense	$151,774	$142,618	$64,083

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021, and 2020, to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2022	2021	2020
Statutory income tax expense	$142,149	$134,636	$56,730
State income tax expense, net of federal income tax expense	26,284	24,123	11,153
Executive compensation	5,889	3,520	4,566
Excess tax benefits upon vesting of share based payment awards	(675)	(764)	(108)
Federal energy credits	(18,324)	(16,451)	(8,549)
State tax credits	(635)	(1,220)	(900)
Other	(2,914)	(1,226)	1,191
Income tax expense	$151,774	$142,618	$64,083

Income tax expense for the years ended December 31, 2022, 2021, and 2020 was impacted by benefits of $18.3 million, $16.5 million, and $8.5 million, respectively, associated with the Energy Efficient Home Credit under Internal Revenue Code Section 45L (which we refer to as “Federal Energy Credits”). The Federal Energy Credits provided eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute for homes delivered through December 31, 2022. The Inflation Reduction Act of 2022 expanded the Federal Energy Credits beginning January 1, 2023 and extended the Federal Energy Credits through 2032. Beginning January 1, 2023 through December 31, 2032, the Federal Energy Credits will provide a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively. Other income tax related provisions of the Inflation Reduction Act of 2022 had no material impact on the Company’s financial statements.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Warranty reserves	$3,221	$3,265
Stock-based compensation	1,320	770
Accrued compensation and other	13,614	16,151
Inventories, additional costs capitalized for tax	13,301	6,959
Lease liabilities	3,587	4,433
Other	4,443	2,205
Deferred tax asset	39,486	33,783

Deferred tax liabilities
Prepaid expenses	(362)	(246)
Property and equipment	(7,791)	(4,801)
Mortgage servicing rights	(5,925)	(3,352)
Right of use assets	(3,302)	(4,145)
Other	(1,250)	-
Deferred tax liability	(18,630)	(12,544)
Net deferred tax asset	$20,856	$21,239

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2022 and 2021, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2017 through 2022.

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

•Derivative assets and liabilities – Derivative assets are associated with interest rate lock commitments and investor commitments on loans and derivative liabilities are associated with forward commitments. Fair value is based on market prices for similar instruments.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021, respectively (in thousands):

			December 31,	December 31,
	Balance Sheet Classification	Hierarchy	2022	2021

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$203,558	$353,063
Mortgage loans held for investment at fair value(1)	Prepaid expenses and other assets	Level 3	$18,875	$10,631
Derivative assets	Prepaid expenses and other assets	Level 2	$1,958	$5,944
Mortgage servicing rights(2)	Prepaid expenses and other assets	Level 3	$24,164	$13,701
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$1,526	$359

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 7.6%, 9.0%, and $0.072 per year per loan, respectively as of December 31, 2022 and 8.5%, 9.9%, and $0.085 per year per loan, respectively, as of December 31, 2021. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Mortgage servicing rights	2022	2021
Beginning of period	$13,701	$4,115
Originations	7,552	10,295
Settlements	(851)	(920)
Changes in fair value	3,762	211
End of period	$24,164	$13,701

	Year Ended December 31,
Mortgage loans held-for-investment at fair value	2022	2021
Beginning of period	$10,631	$7,476
Transfers from loans held for sale	9,757	5,480
Settlements	(1,121)	(2,235)
Reduction in unpaid principal balance	(295)	(192)
Changes in fair value	(97)	102
End of period	$18,875	$10,631

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$296,724	$296,724	$316,310	$316,310
3.875% senior notes(1)(2)	Level 2	$494,884	$395,000	$494,117	$504,375
6.750% senior notes(1)(2)	Level 2	$496,394	$477,500	$495,581	$526,875
Revolving line of credit(3)	Level 2	$—	$—	$—	$—
Other financing obligations(3)(4)	Level 3	$28,134	$28,134	$9,238	$9,238
Mortgage repurchase facilities(3)	Level 2	$197,626	$197,626	$331,876	$331,876

(1)	Estimated fair value of the senior notes is based on recent trading activity in inactive markets.
(2)

Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of December 31, 2022, these amounts totaled $5.1 million and $3.6 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2021, these amounts totaled $5.9 million and $4.4 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)

Other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 5.84%, and $7.4 million related to outstanding borrowings on the Construction Loan Agreements that bore a weighted average interest rate of 5.634% during the period ended December 31, 2022. Other financing obligations included $9.2 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.99% to 3.24% during the period ended December 31, 2021.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. During the year ended December 31, 2022, we determined that inventory with a carrying value before impairment of $59.8 million within 22 communities across our Century Complete, Southeast, and Texas segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $10.1 million in order to record the communities at fair value. We recorded nominal impairment charges for one community during the year ended December 31, 2021. The estimated fair value of the communities was determined through a discounted cash flow approach utilizing Level 3 inputs. When estimating future discounted cash flows, we have utilized a discount rate of approximately 12% in our valuations during the years ended December 31, 2022 and 2021, respectively. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

14. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees. The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2022, 2021 and 2020 were $3.3 million, $3.2 million and $2.5 million, respectively.

15. Stock-Based Compensation

During the years ended December 31, 2022, 2021 and 2020, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million, 0.2 million, and 0.3 million shares of common stock, respectively in each year, assuming maximum level of performance, with grant date fair values of $55.93, $58.28, and $26.38, respectively, per share that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the year ended December 31, 2022 and 2021, we issued 0.3 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSU that were granted in previous periods. Approximately 0.9 million shares will vest from 2023 to 2025 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

During the years ended December 31, 2022, 2021 and 2020, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million, 0.2 million and 0.4 million shares of common stock, respectively, with grant date fair values of $62.90, $53.21 and $30.44 per share, respectively, that primarily vest over a three year period. During the years ended December 31, 2022 and 2021, we granted 11.0 thousand and 7.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with grant date fair values of $54.46 and $78.30, respectively, to our non-employee directors.

The following table summarizes the activity of our PSUs, assuming current estimated level of performance achievement, RSUs, and stock awards for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	1,104	$31.48	1,462	$26.76	1,219	$24.64
Granted	428	59.41	347	55.60	701	28.90
Vested	(518)	27.17	(675)	29.31	(454)	24.42
Forfeited	(37)	57.79	(30)	37.68	(4)	28.56
Outstanding, end of year	977	$50.78	1,104	$31.48	1,462	$26.76

During the years ended December 31, 2022, 2021 and 2020, the Company recognized stock-based compensation expense of $20.0 million, $14.4 million and $18.3 million, respectively, which is generally included in selling, general and administrative on the consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. A summary of our outstanding PSUs, assuming current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

As of December 31, 2022
Unvested units	977
Unrecognized compensation cost	$19,932
Weighted-average period to recognize compensation cost	1.43

16. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2022, and 2021, there were 31.8 million and 33.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the years ended December 31, 2022 and 2021, we issued 0.5 million and 0.7 million shares of common stock, respectively, related to the vesting and settlement of RSUs, PSUs, and stock awards. As of December 31, 2022, approximately 3.2 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the years ended December 31, 2022 and 2021, and as of December 31, 2022, all $100.0 million remained available for sale.

We authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the year ended December 31, 2022 an aggregate of 2.3 million shares, were repurchased for a total purchase price of approximately $120.6 million at a weighted average price of $52.32 per share. During the years ended December 31, 2021 and 2020, we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of December 31, 2022 was 1,508,169 shares.

During the years ended December 31, 2022 and 2021, shares of common stock at a total cost of $12.7 million and $13.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2022 and 2021, respectively (in thousands, except per share information):

			Year ended December 31, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455
November 9, 2022	November 30, 2022	December 14, 2022	$0.20	$6,354

			Year ended December 31, 2021
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
May 19, 2021	June 2, 2021	June 16, 2021	$$0.15	$5,064
August 18, 2021	September 1, 2021	September 15, 2021	$$0.15	$5,064
November 10, 2021	December 1, 2021	December 15, 2021	$$0.15	$5,064

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

17. Earnings Per Share

During the years ended December 31, 2022, 2021 and 2020, we used the treasury stock method of calculating earnings per share (which we refer to as “EPS”) as our currently non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share information):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net income	$525,126	$498,504	$206,157
Denominator
Weighted average common shares outstanding - basic	32,578,967	33,706,782	33,312,554
Dilutive effect of restricted stock units	398,968	738,136	297,544
Weighted average common shares outstanding - diluted	32,977,935	34,444,918	33,610,098
Earnings per share:
Basic	$16.12	$14.79	$6.19
Diluted	$15.92	$14.47	$6.13

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.5 million, 0.2 million, and 0.8 million common stock unit equivalents from diluted earnings per share during the years ended December 31, 2022, 2021 and 2020 respectively, related to the PSUs for which performance conditions remained unsatisfied.

18. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of December 31, 2022 and 2021, we had $574.8 million and $492.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

Leases

The Company leases office space and equipment under non-cancelable operating leases, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. Operating lease expense was $7.9 million and $7.3 million for the years ended December 31, 2022 and 2021, respectively, which are presented on the consolidated statements of operations within selling, general, and administrative expense.

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

2023	$6,100
2024	4,789
2025	2,603
2026	1,224
2027	36
Thereafter	—
Total	$14,752
Less: discount	(805)
Total lease liabilities	$13,947

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