Form 10-Q
period 2023-03-31
Century Communities, Inc.
filed 2023-04-27
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

On April 21, 2023, 32,025,879 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets	(unaudited)	(audited)
Cash and cash equivalents	$405,722	$296,724
Cash held in escrow	12,691	56,569
Accounts receivable	52,787	52,797
Inventories	2,741,187	2,830,645
Mortgage loans held for sale	155,732	203,558
Prepaid expenses and other assets	260,505	250,535
Property and equipment, net	33,019	31,688
Deferred tax assets, net	20,939	20,856
Goodwill	30,395	30,395
Total assets	$3,712,977	$3,773,767
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$106,525	$106,926
Accrued expenses and other liabilities	258,412	299,588
Notes payable	1,026,615	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	149,784	197,626
Total liabilities	1,541,336	1,623,552
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 32,025,785 and 31,772,791 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	320	318
Additional paid-in capital	580,489	584,803
Retained earnings	1,590,832	1,565,094
Total stockholders' equity	2,171,641	2,150,215
Total liabilities and stockholders' equity	$3,712,977	$3,773,767

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Homebuilding revenues
Home sales revenues	$735,600	$988,415
Land sales and other revenues	1,535	1,630
Total homebuilding revenues	737,135	990,045
Financial services revenues	15,855	26,305
Total revenues	752,990	1,016,350
Homebuilding cost of revenues
Cost of home sales revenues	(601,385)	(709,073)
Cost of land sales and other revenues	—	(846)
Total homebuilding cost of revenues	(601,385)	(709,919)
Financial services costs	(10,781)	(15,154)
Selling, general and administrative	(98,313)	(101,639)
Other income (expense)	1,498	(862)
Income before income tax expense	44,009	188,776
Income tax expense	(10,698)	(46,280)
Net income	$33,311	$142,496

Earnings per share:
Basic	$1.04	$4.25
Diluted	$1.04	$4.20
Weighted average common shares outstanding:
Basic	31,914,414	33,530,610
Diluted	32,117,082	33,942,234

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$33,311	$142,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,292	2,606
Stock-based compensation expense	5,360	4,064
Fair value of mortgage loans held for sale and other	205	4,443
Abandonment of lot option contracts	638	875
Deferred income taxes	(83)	(33)
Loss on disposition of assets	198	384
Changes in assets and liabilities:
Cash held in escrow	43,878	7,085
Accounts receivable	10	(4,106)
Inventories	90,152	(222,863)
Mortgage loans held for sale	48,241	144,361
Prepaid expenses and other assets	8,247	(28,959)
Accounts payable	(401)	6,841
Accrued expenses and other liabilities	(41,714)	52,239
Net cash provided by operating activities	191,334	109,433
Investing activities
Purchases of property and equipment	(4,820)	(5,841)
Expenditures related to development of rental properties	(16,268)	—
Other investing activities	152	750
Net cash used in investing activities	(20,936)	(5,091)
Financing activities
Borrowings under revolving credit facilities	—	141,500
Payments on revolving credit facilities	—	(141,500)
Borrowing under construction loan agreements	7,137	—
Proceeds from issuance of insurance premium notes and other	3,032	16,863
Principal payments on insurance premium notes and other	(3,364)	(5,235)
Net payments for mortgage repurchase facilities	(47,842)	(138,848)
Withholding of common stock upon vesting of stock-based compensation awards	(9,880)	(12,138)
Repurchases of common stock under stock repurchase program	—	(62,377)
Dividend payments	(7,365)	(6,657)
Other financing activities	—	(34)
Net cash used in financing activities	(58,282)	(208,426)
Net increase (decrease)	$112,116	$(104,084)
Cash and cash equivalents and Restricted cash
Beginning of period	308,492	322,241
End of period	$420,608	$218,157
Supplemental cash flow disclosure
Cash paid (refunds) for income taxes	$—	$(893)
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$405,722	$209,046
Restricted cash (Note 5)	14,886	9,111
Cash and cash equivalents and Restricted cash	$420,608	$218,157

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards	412	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(159)	(2)	(9,878)	—	(9,880)
Stock-based compensation expense	—	—	5,360	—	5,360
Cash dividends declared and dividend equivalents	—	—	208	(7,573)	(7,365)
Net income	—	—	—	33,311	33,311
Balance at March 31, 2023	32,026	$320	$580,489	$1,590,832	$2,171,641

Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards	480	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(190)	(3)	(12,135)	—	(12,138)
Repurchases of common stock	(1,013)	(10)	(62,367)	—	(62,377)
Stock-based compensation expense	—	—	4,064	—	4,064
Cash dividends declared and dividend equivalents	—	—	79	(6,736)	(6,657)
Other	—	—	(34)	—	(34)
Net income	—	—	—	142,496	142,496
Balance at March 31, 2022	33,038	$330	$627,447	$1,202,085	$1,829,862

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado. Century Living, LLC is included in our Corporate segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 2, 2023.

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

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our Century Complete brand currently has operations in 11 states and it is considered a separate operating segment.

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

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada, and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, Ohio, South Carolina)

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the three months ended March 31, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022 and for the three months ended March 31, 2022.

We have identified our Financial Services operations, which provide mortgage, title, and insurance services to our homebuyers, as a sixth reportable segment. Our Corporate operations are a non-operating segment, as our Corporate operations serve to support our homebuilding, and to a lesser extent our Financial Services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments.

Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado. Century Living, LLC is included in our Corporate segment.

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
West	$129,081	$262,710
Mountain	246,275	281,360
Texas	89,532	138,563
Southeast	87,126	149,600
Century Complete	185,121	157,812
Financial Services	15,855	26,305
Corporate	—	—
Total revenue	$752,990	$1,016,350

Income (loss) before income tax expense:
West	$7,973	$71,242
Mountain	27,808	56,999
Texas	3,673	22,837
Southeast	11,966	30,865
Century Complete	13,950	22,425
Financial Services	5,074	11,151
Corporate	(26,435)	(26,743)
Total income before income tax expense	$44,009	$188,776

The following table summarizes total assets by segment (in thousands):

	March 31,	December 31,
	2023	2022
West	$632,820	$665,827
Mountain	1,017,045	1,122,892
Texas	506,763	508,862
Southeast	420,158	415,887
Century Complete	339,254	376,131
Financial Services	321,703	372,284
Corporate	475,234	311,884
Total assets	$3,712,977	$3,773,767

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, costs associated with development of multi-family rental properties, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2023	2022
Homes under construction	$1,115,524	$1,213,919
Land and land development	1,559,679	1,554,951
Capitalized interest	65,984	61,775
Total inventories	$2,741,187	$2,830,645

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

As of March 31, 2023 and December 31, 2022, Inspire had mortgage loans held for sale with an aggregate fair value of $155.7 million and $203.6 million, respectively, and an aggregate outstanding principal balance of $153.8 million and $202.0 million, respectively. Net gains on the sale of mortgage loans were $1.8 million and $10.4 million for the three months ended March 31, 2023 and 2022, respectively. The loss from the change in fair value for mortgage loans held for sale was nominal for the three months ended March 31, 2023 and was $9.7 million for the three months ended March 31, 2022. Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, are also included in financial services revenue on our condensed consolidated statements of operations.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $98.9 million and $68.1 million at March 31, 2023 and December 31, 2022, respectively, and carried a weighted average interest rate of approximately 5.6% and 6.1%, respectively.  Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 13 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$28,921	$31,716
Lot option and escrow deposits	42,364	48,354
Performance deposits	12,835	12,626
Restricted cash (1)	14,886	11,768
Multi-family rental properties under construction	73,475	56,615
Mortgage loans held for investment at fair value	20,078	18,875
Mortgage loans held for investment at amortized cost	6,420	6,574
Mortgage servicing rights	23,901	24,164
Derivative assets	3,082	1,958
Other assets and prepaid expenses	34,543	37,885
Total prepaid expenses and other assets	$260,505	$250,535

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2023	2022
Earnest money deposits	$16,749	$17,903
Warranty reserve	12,331	13,136
Self-insurance reserve	19,076	16,998
Accrued compensation costs	33,107	80,415
Land development and home construction accruals	130,610	128,483
Accrued interest	13,753	10,670
Income taxes payable	677	—
Derivative liabilities	1,692	1,526
Other accrued liabilities	30,417	30,457
Total accrued expenses and other liabilities	$258,412	$299,588

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.5 million and $0.6 million during the three months ended March 31, 2023 and 2022, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three months ended March 31, 2023 and 2022 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$13,136	$13,343
Warranty expense provisions	1,829	1,902
Payments	(2,176)	(1,185)
Warranty adjustment	(458)	(557)
Ending balance	$12,331	$13,503

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based on third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the three months ended March 31, 2023 and 2022, we recorded no change to our self-insurance reserve. Any adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three months ended March 31, 2023 and 2022 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$16,998	$5,103
Self-insurance expense provisions	2,115	2,372
Payments	(37)	—
Self-insurance adjustment	—	—
Ending balance	$19,076	$7,475

9. Debt

Our outstanding debt obligations included the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,077	$494,884
6.750% senior notes, due May 2027(1)	496,598	496,394
Other financing obligations(2)	34,940	28,134
Notes payable	1,026,615	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	149,784	197,626
Total debt	$1,176,399	$1,217,038

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of March 31, 2023, other financing obligations included $20.4 million related to insurance premium notes and certain secured borrowings, as well as $14.5 million outstanding under the construction loan agreements. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under the construction loan agreements.

Construction Loan Agreements

On March 17, 2023, a wholly owned subsidiary of Century Living, LLC entered into a construction loan agreement with UMB Bank, N.A., and certain wholly owned subsidiaries of Century Living, LLC, are party to construction loan agreements entered into during 2022 with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which along with UMB Bank, N.A., we collectively refer to as “the lenders”), respectively. The three construction loan agreements collectively provide that we may borrow up to $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of March 31, 2023, $14.5 million was outstanding under the construction loan agreements, with borrowings bearing a weighted average interest rate of 6.778% during the three months ended March 31, 2023, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

In 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “revolving line of credit”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The revolving line of credit includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, the Company is entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $200.0 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. On December 21, 2022, we entered into a First Modification Agreement with Texas Capital Bank (formerly known as Texas Capital Bank, National Association), as Administrative Agent, amending the Second A&R Credit Agreement pursuant to which, effective January 3, 2023, all existing borrowings using an interest rate based on a LIBOR reference rate had the interest rate replaced with one based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the revolving line of credit, respectively, and we were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is a party to mortgage warehouse facilities with Comerica Bank and J.P. Morgan, and formerly Wells Fargo, (since the agreement with Wells Fargo was terminated during the three months ended March 31, 2023) (which facilities we refer to as the “repurchase facilities”), which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $200.0 million as of March 31, 2023, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through December 21, 2023 and bear a weighted average interest rate of 6.38% during the three months ended March 31, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2023 and December 31, 2022, we had $149.8 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and Revolving Line of Credit is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2023 and 2022, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest capitalized beginning of period	61,775	53,379
Interest capitalized during period	14,016	14,019
Less: capitalized interest in cost of sales	(9,807)	(12,146)
Interest capitalized end of period	65,984	55,252

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2023 estimated annual effective tax rate, before discrete items, of 25.0% is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy home credits for the current year home deliveries, which combined resulted in a net increase of 0.4%.

For the three months ended March 31, 2023, our estimated annual rate of 25.0% was benefitted by discrete items which had a net impact of decreasing our rate by 0.7%, including excess tax benefits for vested stock-based compensation.

Our estimated annual rate for the three months ended March 31, 2023 of 25.0% increased by 260 basis points as compared to our effective tax rate for the year ended December 31, 2022 of 22.4%.  The increase in our estimated rate is a result of the enactment of the Inflation Reduction Act of 2022 during the third quarter of 2022, which modified the energy efficient home credit beginning with homes closed on or after January 1, 2023 and provided for more stringent energy standards than previous periods.

For the three months ended March 31, 2023 and 2022, we recorded income tax expense of $10.7 million and $46.3 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, respectively (in thousands):

			March 31,	December 31,
	Balance Sheet Classification	Hierarchy	2023	2022

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$155,732	$203,558
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$20,078	$18,875
Derivative assets	Prepaid expenses and other assets	Level 2	$3,082	$1,958
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$23,901	$24,164
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$1,692	$1,526

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 8.1%, 9.0%, and $0.073 per year per loan, respectively, as of March 31, 2023, and 7.6%, 9.0%, and $0.072 per year per loan, respectively, as of December 31, 2022. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Mortgage servicing rights	2023	2022
Beginning of period	$24,164	$13,701
Originations	1,045	3,406
Settlements	(151)	(305)
Changes in fair value	(1,157)	1,248
End of period	$23,901	$18,050

	Three Months Ended March 31,
Mortgage loans held-for-investment at fair value	2023	2022
Beginning of period	$18,875	$10,631
Transfers from loans held for sale	1,434	3,926
Settlements	—	(529)
Reduction in unpaid principal balance	(104)	(54)
Changes in fair value	(127)	(19)
End of period	$20,078	$13,955

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at March 31, 2023 and December 31, 2022, respectively (in thousands).

		March 31, 2023		December 31, 2022

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$405,722	$405,722	$296,724	$296,724
3.875% senior notes (1)(2)	Level 2	$495,077	$425,000	$494,884	$395,000
6.750% senior notes (1)(2)	Level 2	$496,598	$492,500	$496,394	$477,500
Revolving line of credit(3)	Level 2	$—	$—	$—	$—
Other financing obligations(3)(4)	Level 3	$34,940	$34,940	$28,134	$28,134
Mortgage repurchase facilities(3)	Level 2	$149,784	$149,784	$197,626	$197,626

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of March 31, 2023, these amounts totaled $4.9 million and $3.4 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2022, these amounts totaled $5.1 million and $3.6 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and interest rate terms.

(4)Other financing obligations included $20.4 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 6.40%, and $14.5 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 6.778% during the period ended March 31, 2023. Other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 5.84%, and $7.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 5.634% during the period ended December 31, 2022.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three months ended March 31, 2023 and 2022. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the three months ended March 31, 2023 and 2022, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $62.61 and $64.37 per share, respectively, that primarily vest over a three year period.

During the three months ended March 31, 2023, we did not grant performance share units (which we refer to as “PSUs”). During the three months ended March 31, 2022, we granted PSUs covering up to 0.5 million shares of common stock, assuming maximum level of performance, with a grant date fair value of $55.93 per share that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to up to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the three months ended March 31, 2023 and 2022, we issued 0.3 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 0.6 million shares will vest from 2024 to 2025 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

As of March 31, 2023
Unvested units	770
Unrecognized compensation cost	$24,436
Weighted-average years to recognize compensation cost	1.90

During the three months ended March 31, 2023 and 2022, we recognized stock-based compensation expense of $5.4 million and $4.1 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2023 and December 31, 2022, there were 32.0 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the three months ended March 31, 2023 and 2022, we issued 0.4 million and 0.5 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of March 31, 2023, approximately 2.9 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2023 and 2022, respectively (in thousands, except per share information):

			Three Months ended March 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$$0.23	$7,365

			Three Months ended March 31, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657

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

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three months ended March 31, 2023 and 2022, and as of March 31, 2023, all $100.0 million remained available for sale.

We authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three months ended March 31, 2023, we did not repurchase any shares of common stock. During the three months ended March 31, 2022, an aggregate of 1.0 million shares of our common stock were repurchased for a total purchase price of approximately $62.4 million at a weighted average price of $61.52 per share. The maximum number of shares available to be repurchased under the stock repurchase program as of March 31, 2023 was 1,508,169 shares.

During the three months ended March 31, 2023 and 2022, shares of common stock at a total cost of $9.9 million and $12.1 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share information):

	Three Months Ended March 31,
	2023	2022
Numerator
Net income	$33,311	$142,496
Denominator
Weighted average common shares outstanding - basic	31,914,414	33,530,610
Dilutive effect of stock-based compensation awards	202,668	411,624
Weighted average common shares outstanding - diluted	32,117,082	33,942,234
Earnings per share:
Basic	$1.04	$4.25
Diluted	$1.04	$4.20

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.5 million and 0.6 million common stock unit equivalents from diluted earnings per share during each of the three months ended March 31, 2023 and 2022, respectively, related to the PSUs for which performance conditions remained unsatisfied.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2023 and December 31, 2022, we had $570.8 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described above and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K, and other risks and uncertainties detailed in this report, including “Part II, Item 1A. Risk Factors,” and our other reports and filings with the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

As used in this Form 10-Q, references to “we,” “us,” “our,” “Century” or the “Company” refer to Century Communities, Inc., a Delaware corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, primarily in Colorado. During the quarter ended March 31, 2023, our Century Living operations were engaged in construction on three multi-family projects in Colorado, which commenced in 2022. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 1,912 homes delivered during the first quarter of 2023, approximately 89% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

Overview

Despite experiencing challenging market conditions as compared to the prior year period, we generated solid results during the first quarter of 2023 and believe that we are well positioned to operate in this more normalized higher interest rate environment. The Federal Reserve’s ongoing federal funds interest rate increases to mitigate inflation considerably impacted the U.S. housing market. Beginning in the second quarter of 2022 and continuing through the first quarter of 2023, we experienced a decline in sales pace across our markets, resulting in a decrease of 31.3% in our net new home contracts for the three months ended March 31, 2023 as compared to the same period in 2022. This decrease in our sales pace was consistent with trends seen in the overall housing market, as increased mortgage interest rates, rising inflation, and macro-economic uncertainty caused demand for home sales to decrease from the historically strong market conditions experienced since the second quarter of 2020. Even with these challenges, we are encouraged by trends in demand, as during the first quarter of 2023, we experienced cancellation rates of a combined 18%, with a 16% cancellation rate for Century Communities and a 20% cancellation rate for Century Complete, which represents a significant reduction from cancellation rates we experienced in the latter half of 2022.

We continue to focus our strategy on more near-term completions, as economic uncertainty has led a majority of our recent homebuyers to seek homes with near-term completion schedules, allowing them to lock in interest rates closer to a home closing. Further, in response to the significant mortgage rate increases experienced in the latter half of 2022, and to maintain sales momentum, we have increased incentive offerings across our communities, including discounts on options and upgrades and financing incentives, which resulted in downward pressure to our homebuilding gross margin during the first quarter of 2023. We expect we will continue to experience downward pressure to our homebuilding gross margins during the first half of 2023 compared to the prior year period, impacted by elevated construction costs during the first and second quarters of 2022 when the homes were started, as well as incentives. We have also taken steps to reduce our fixed costs in light of the overall market, including a reduction in staff during the first quarter of 2023.

During the first quarter of 2023, our direct construction costs on our starts decreased by approximately 11% as compared to the high point of our direct construction costs during the second quarter of 2022. Further, the severity of the labor and raw material shortages and municipal and utility delays have continued to moderate for completed homes that were started in the second half of 2022, and we expect cycle times to continue to decline in future quarters.

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

Despite future macro-economic uncertainty, especially in relation to the higher interest rate environment, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new affordable housing. We believe our operations are well-positioned to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy in order to optimize stockholder returns.

Results of Operations

During the three months ended March 31, 2023, we generated $44.0 million in income before income tax expense, as compared to $188.8 million in the prior year period, and net income of $33.3 million, or $1.04 per diluted share, as compared to $142.5 million, or $4.20 per share, in the prior year period. During the three months ended March 31, 2023, we generated total revenues of $753.0 million and home sales revenues of $735.6 million, as compared to $1.0 billion and $988.4 million, respectively, in the prior year period. During the three months ended March 31, 2023, we delivered 1,912 homes with an average sales price of $384.7 thousand, as compared to 2,348 homes delivered with an average sales price of $421.0 in the prior year period.

We ended the first quarter of 2023 with no amounts outstanding under our revolving line of credit, $405.7 million of cash and cash equivalents, $12.7 million of cash held in escrow, a homebuilding debt to capital ratio of 31.8%, and a net homebuilding debt to net capital ratio of 21.5%. During the three months ended March 31, 2023, we paid quarterly cash dividends to our stockholders of $0.23 per share, a 15% increase from the previous quarterly dividend of $0.20 per share.

During the three months ended March 31, 2023, we generated financial services revenue of $15.9 million, representing a decrease of 39.7% as compared to the prior year period, driven by a reduced number of mortgages originated, as well as reduced margins on loans sold to third parties.

Our Century Living operations are engaged in construction on three multi-family projects in Colorado, which commenced in 2022, comprising over 900 units, which we anticipate will be available for leasing beginning in the second half of 2023 and into 2024.

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022.

(in thousands, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	%
Consolidated Statements of Operations:
Revenues
Home sales revenues	$735,600	$988,415	$(252,815)	(25.6)%
Land sales and other revenues	1,535	1,630	(95)	(5.8)%
Total homebuilding revenues	737,135	990,045	(252,910)	(25.5)%
Financial services revenues	15,855	26,305	(10,450)	(39.7)%
Total revenues	752,990	1,016,350	(263,360)	(25.9)%
Homebuilding cost of revenues
Cost of home sales revenues	(601,385)	(709,073)	107,688	(15.2)%
Cost of land sales and other revenues	—	(846)	846	(100.0)%
	(601,385)	(709,919)	108,534	(15.3)%
Financial services costs	(10,781)	(15,154)	4,373	(28.9)%
Selling, general, and administrative	(98,313)	(101,639)	3,326	(3.3)%
Other income (expense)	1,498	(862)	2,360	(273.8)%
Income before income tax expense	44,009	188,776	(144,767)	(76.7)%
Income tax expense	(10,698)	(46,280)	35,582	(76.9)%
Net income	$33,311	$142,496	$(109,185)	(76.6)%
Earnings per share:
Basic	$1.04	$4.25	$(3.21)	(75.5)%
Diluted	$1.04	$4.20	$(3.16)	(75.2)%
Adjusted diluted earnings per share(1)	$1.04	$4.20	$(3.16)	(75.2)%
Other Operating Information (dollars in thousands):
Number of homes delivered	1,912	2,348	(436)	(18.6)%
Average sales price of homes delivered	$384.7	$421.0	$(36.3)	(8.6)%
Homebuilding gross margin percentage(2)	18.2%	28.3%	(10.1)%	(35.7)%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	19.6%	29.5%	(9.9)%	(33.6)%
Backlog at end of period, number of homes	1,920	5,247	(3,327)	(63.4)%
Backlog at end of period, aggregate sales value	$713,612	$2,170,865	$(1,457,253)	(67.1)%
Average sales price of homes in backlog	$371.7	$413.7	$(42.0)	(10.2)%
Net new home contracts	2,022	2,944	(922)	(31.3)%
Selling communities at period end	234	197	37	18.8%
Average selling communities	223	198	25	12.6%
Total owned and controlled lot inventory	51,614	85,577	(33,963)	(39.7)%
Adjusted EBITDA(1)	$54,744	$203,663	$(148,919)	(73.1)%
Adjusted income before income tax expense(1)	$44,009	$188,776	$(144,767)	(76.7)%
Adjusted net income(1)	$33,311	$142,496	$(109,185)	(76.6)%
Net homebuilding debt to net capital (1)	21.5%	29.3%	(7.8)%	(26.6)%

(1) This is a non-GAAP financial measure and should not be used as a substitute for the Company’s operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. No impairment charges were recorded for the three months ended March 31, 2023 and 2022.

Results of Operations by Segment

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis for the three months ended March 31, 2023, and we have restated the corresponding segment information for those segments for the three months ended March 31, 2022.

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
West	203	396	$634.9	$663.5	$128,894	$262,732	$7,973	$71,242
Mountain	455	514	539.8	546.0	245,594	280,655	27,808	56,999
Texas	327	423	273.5	326.8	89,434	138,237	3,673	22,837
Southeast	198	366	439.0	408.4	86,929	149,477	11,966	30,865
Century Complete	729	649	253.4	242.4	184,749	157,314	13,950	22,425
Financial Services	—	—	—	—	—	—	5,074	11,151
Corporate	—	—	—	—	—	—	(26,435)	(26,743)
Total	1,912	2,348	$384.7	$421.0	$735,600	$988,415	$44,009	$188,776

West

During the three months ended March 31, 2023, our West segment generated income before income tax expense of $8.0 million, an 88.8% decrease over the prior year period, which was primarily driven by a decrease in home sales revenue of $133.8 million and a decrease of 2,093 basis points in the percentage of income before income tax expense to home sales revenues. The revenue decrease during the three months ended March 31, 2023 was primarily driven by a 48.7% decrease in the number of homes delivered, and a 4.3% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and a 30.2% decrease in monthly absorption rate. The average sales price decrease was driven by the mix of deliveries and pricing to market within individual communities. The decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Mountain

During the three months ended March 31, 2023, our Mountain segment generated income before income tax expense of $27.8 million, a 51.2% decrease over the prior year period, which was primarily driven by a decrease in home sales revenue of $35.1 million and a decrease of 899 basis points in the percentage of income before income tax expense to home sales revenues. The revenue decrease during the three months ended March 31, 2023 was primarily driven by an 11.5% decrease in the number of homes delivered and a 1.1% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and a 50.0% decrease in monthly absorption rate. The average sales price decrease was driven by the mix of deliveries and pricing to market within individual communities. The decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Texas

During the three months ended March 31, 2023, our Texas segment generated income before income tax expense of $3.7 million, an 83.9% decrease over the prior year period, which was primarily driven by a decrease in home sales revenue of $48.8 million and a decrease of 1,241 basis points in the percentage of income before income tax expense to home sales revenues. The revenue decrease during the three months ended March 31, 2023 was primarily driven by a 22.7% decrease in the number of homes delivered and a 16.3% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and a 37.5% decrease in monthly absorption rate. The average sales price decrease was driven by the mix of deliveries and pricing to market within individual communities. The decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Southeast

During the three months ended March 31, 2023, our Southeast segment generated income before income tax expense of $12.0 million, a 61.2% decrease over the prior year period, which was primarily driven by a decrease in home sales revenue of $62.5 million and a decrease of 688 basis points in the percentage of income before income tax expense to home sales revenues. The revenue decrease was primarily driven by a 45.9% decrease in the number of homes delivered, and partially offset by a 7.5% increase in the average sales price per home. The decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and a 53.2% decrease in monthly absorption rate. The average sales price increase was driven by the mix of deliveries within individual communities. The decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Century Complete

During the three months ended March 31, 2023, our Century Complete segment generated income before income tax expense of $14.0 million, a 37.8% decrease over the prior year period, which was primarily driven by a decrease of 670 basis points in the percentage of income before income tax expense to home sales revenues, and partially offset by an increase in home sales revenue of $27.4 million. The decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of decreased gross margins on home sales. The revenue increase was primarily driven by a 12.3% increase in the number of homes delivered, as well as a 4.5% increase in the average sales price per home. The increase in the number of homes delivered was driven by an increase in selling communities as compared to the prior year period, and a larger number of homes under construction at the beginning of the period as compared to the prior year period. The average sales price increase was driven by the mix of deliveries within individual communities.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. Our Financial Services segment generated income before income tax of $5.1 million for the three months ended March 31, 2023, a 54.5% decrease over the prior year period. This decrease was primarily the result of a $10.5 million decrease in financial services revenue during the three months ended March 31, 2023 compared to the prior year period, primarily driven by (1) a 34.9% decrease in the number of mortgages originated during the three months ended March 31, 2023, and (2) reduced margins on loans sold to third parties period over period.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Total originations:
Number of loans	989	1,520
Principal	$343,081	$552,056
Capture rate of Century homebuyers	66%	77%
Century Communities	72%	81%
Century Complete	56%	64%
Average FICO score	724	732
Century Communities	729	739
Century Complete	713	708

Loans sold to third parties:
Number of loans sold	1,139	1,959
Principal	$389,810	$692,064

Corporate

During the three months ended March 31, 2023, our Corporate segment generated a loss of $26.4 million, remaining consistent with a loss of $26.7 million during the same period in 2022.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased to 18.2% for the three months ended March 31, 2023, as compared to 28.3% for the three months ended March 31, 2022.  This decrease was driven by deliveries in the first quarter of 2023 that carried both higher incentives and elevated construction costs due to homes commencing construction during high costs periods in 2022, both of which we expect to continue to adversely impact our gross margins through the first half of 2023.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues.

	Three Months Ended March 31,
	2023	%	2022	%

Home sales revenues	$735,600	100.0%	$988,415	100.0%
Cost of home sales revenues	(601,385)	(81.8)%	(709,073)	(71.7)%
Inventory impairment	—	—%	—	—%
Homebuilding gross margin	134,215	18.2%	279,342	28.3%
Add: Inventory impairment	—	—%	—	—%
Add: Interest in cost of home sales revenues	9,807	1.3%	12,146	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$144,022	19.6%	$291,488	29.5%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three months ended March 31, 2023, our adjusted homebuilding gross margin percentage excluding inventory impairment and interest in cost of home sales revenues, was 19.6% as compared to 29.5% for the same period in 2022. We believe the above information is meaningful as it isolates the impact that indebtedness, inventory impairment (if applicable), and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Increase
	2023	2022	Amount	%
Selling, general and administrative	$98,313	$101,639	$(3,326)	(3.3)%
As a percentage of home sales revenue	13.4%	10.3%

Our selling, general and administrative expense decreased $3.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily attributable to a $3.0 million decrease in internal and external commission expense, as well as a $1.7 million decrease in salaries and wages due to decreased headcount, and partially offset by an increase in expenses in numerous areas to support our homebuilding operations. As a percentage of home sales revenue, our selling, general and administrative expense increased 310 basis points during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2023 estimated annual effective tax rate, before discrete items, of 25.0% is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy home credits for the current year home deliveries, which combined resulted in a net increase of 0.4%.

For the three months ended March 31, 2023, our estimated annual rate of 25.0% was benefitted by discrete items which had a net impact of decreasing our rate by 0.7%, including excess tax benefits for vested stock-based compensation.

Our estimated annual rate for the three months ended March 31, 2023 of 25.0% increased by 260 basis points as compared to our effective tax rate for the year ended December 31, 2022 of 22.4%.  The increase in our estimated rate is a result of the enactment of the Inflation Reduction Act of 2022 during the third quarter of 2022, which modified the energy efficient home credit beginning with homes closed on or after January 1, 2023 and provided for more stringent energy standards than previous periods.

For the three months ended March 31, 2023 and 2022, we recorded income tax expense of $10.7 million and $46.3 million, respectively.

Segment Assets

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of March 31, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022.

(dollars in thousands)

	March 31,	December 31	Increase (Decrease)
	2023	2022	Amount	Change
West	$632,820	$665,827	$(33,007)	(5.0)%
Mountain	1,017,045	1,122,892	(105,847)	(9.4)%
Texas	506,763	508,862	(2,099)	(0.4)%
Southeast	420,158	415,887	4,271	1.0%
Century Complete	339,254	376,131	(36,877)	(9.8)%
Financial Services	321,703	372,284	(50,581)	(13.6)%
Corporate	475,234	311,884	163,350	52.4%
Total assets	$3,712,977	$3,773,767	$(60,790)	(1.6)%

Total assets decreased slightly to $3.7 billion as of March 31, 2023 as compared to December 31, 2022, primarily as a result of changes in our inventory balances within our homebuilding segments related to timing of home and land development construction activities, and a decrease in Financial Services assets primarily related to a decrease in mortgage loans held for sale period over period. These decreases were partially offset by an increase in our Corporate assets, primarily driven by increases in cash and cash equivalents and increases related to Century Living.

Lots owned and controlled

	March 31, 2023			December 31, 2022			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,279	763	5,042	4,433	509	4,942	(3.5)%	49.9%	2.0%
Mountain	10,314	2,325	12,639	10,845	1,566	12,411	(4.9)%	48.5%	1.8%
Texas	7,578	3,217	10,795	7,432	3,876	11,308	2.0%	(17.0)%	(4.5)%
Southeast	5,610	3,658	9,268	5,576	5,733	11,309	0.6%	(36.2)%	(18.0)%
Century Complete	3,585	10,285	13,870	3,826	9,323	13,149	(6.3)%	10.3%	5.5%
Total	31,366	20,248	51,614	32,112	21,007	53,119	(2.3)%	(3.6)%	(2.8)%

Of our total lots owned and controlled as of March 31, 2023, 60.8% were owned and 39.2% were controlled, as compared to 60.5% owned and 39.5% controlled as of December 31, 2022.

Other Homebuilding Operating Data

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the three months ended March 31, 2023, and we have restated the corresponding segment information for those segments as of and for the three months ended March 31, 2022.

Net new home contracts

	Three Months Ended
	March 31,		Increase (Decrease)
	2023	2022	Amount	% Change
West	343	417	(74)	(17.7)%
Mountain	333	586	(253)	(43.2)%
Texas	475	496	(21)	(4.2)%
Southeast	242	409	(167)	(40.8)%
Century Complete	629	1,036	(407)	(39.3)%
Total	2,022	2,944	(922)	(31.3)%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2023 decreased by 922 homes, or 31.3%, to 2,022 as compared to 2,944 for the three months ended March 31, 2022.  Beginning in the second quarter of 2022 and continuing through the first quarter of 2023, we experienced a decline in home sales pace across our markets as compared to prior year periods. The decrease in net new home contracts was primarily driven by the reduced number of homes available for sale and the impact on demand for new homes from increased interest rates, inflation, and macro-economic uncertainty.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancelations) for the three months ended March 31, 2023 and 2022 by segment are included in the tables below:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	% Change
West	4.4	6.3	(1.9)	(30.2)%
Mountain	2.8	5.6	(2.8)	(50.0)%
Texas	4.5	7.2	(2.7)	(37.5)%
Southeast	2.9	6.2	(3.3)	(53.2)%
Century Complete	2.0	3.6	(1.6)	(44.4)%
Total	2.9	5.0	(2.1)	(42.0)%

During the three months ended March 31, 2023, our absorption rate decreased by 42.0% to 2.9 per month, as compared to the same period in 2022. Beginning in the second quarter of 2022 and continuing through the first quarter of 2023, we experienced a decline in sales pace across our markets compared to prior year periods. The decrease in sales pace was consistent with trends seen in the overall housing market, as increased mortgage interest rates, inflation, and macro-economic uncertainty caused demand to decrease from the historically strong market conditions experienced since the second quarter of 2020. Even with these challenges, during the three months ended March 31, 2023, we experienced cancellation rates of a combined 18%, with a 16% cancellation rate for Century Communities and a 20% cancellation rate for Century Complete, which represents a significant reduction from cancellation rates we experienced in the latter half of 2022.

Selling communities at period end

	As of March 31,		Increase/(Decrease)
	2023	2022	Amount	% Change

West	26	22	4	18.2%
Mountain	40	35	5	14.3%
Texas	35	23	12	52.2%
Southeast	28	22	6	27.3%
Century Complete	105	95	10	10.5%
Total	234	197	37	18.8%

Our selling communities increased by 37 communities to 234 communities at March 31, 2023 as compared to 197 at March 31, 2022. This increase was a result of new community openings since the end of the prior year period.

Backlog

(dollars in thousands)

	As of March 31,
	2023			2022			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	220	$133,249	$605.7	545	$412,519	$756.9	(59.6)%	(67.7)%	(20.0)%
Mountain	319	152,521	478.1	1,117	641,820	574.6	(71.4)%	(76.2)%	(16.8)%
Texas	303	95,464	315.1	564	188,648	334.5	(46.3)%	(49.4)%	(5.8)%
Southeast	249	110,864	445.2	756	356,413	471.4	(67.1)%	(68.9)%	(5.6)%
Century Complete	829	221,514	267.2	2,265	571,465	252.3	(63.4)%	(61.2)%	5.9%
Total / Weighted Average	1,920	$713,612	$371.7	5,247	$2,170,865	$413.7	(63.4)%	(67.1)%	(10.2)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At March 31, 2023, we had 1,920 homes in backlog with a total value of $713.6 million, which represents decreases of 63.4% and 67.1%, respectively, as compared to 5,247 homes in backlog with a total value of $2.2 billion at March 31, 2022.  The decrease in backlog dollar value is primarily attributable to the decrease in backlog units, and in part due to a 10.2% decrease in the average sales price of homes in backlog.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of March 31, 2023, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Only the 2027 Notes and the related guarantees are registered securities under the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale of the 2029 Notes and the related guarantees were not and will not be registered under the Securities Act or the securities laws of any other jurisdiction and instead were issued in reliance upon an exemption from such registration. Unless they are subsequently registered under the Securities Act, neither the 2029 Notes nor the related guarantees may be offered and sold only in transactions that are exempt from the registration requirements under the Securities Act and the applicable securities laws of any other jurisdiction.

The Guarantors’ condensed supplemental financial information is presented in this report as if the Senior Note guarantees existed during the periods presented pursuant to applicable SEC rules and guidance. If any Guarantors are released from the guarantees in future periods, the changes are reflected prospectively. We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below.

The following summarized financial information is presented for Century Communities, Inc. and the Guarantor Subsidiaries on a combined basis after eliminating intercompany transactions and balances among Century Communities, Inc. and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from Non-Guarantor Subsidiaries.

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	March 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$303,208	$191,541
Cash held in escrow	12,691	56,569
Accounts receivable	46,870	46,326
Inventories	2,741,187	2,830,645
Prepaid expenses and other assets	203,259	193,824
Property and equipment, net	32,726	31,326
Deferred tax assets, net	20,939	20,856
Goodwill	30,395	30,395
Total assets	$3,391,275	$3,401,482
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$105,436	$105,727
Accrued expenses and other liabilities	281,921	310,330
Notes payable	1,026,615	1,019,412
Revolving line of credit	—	—
Total liabilities	1,413,972	1,435,469
Stockholders’ equity:	1,977,303	1,966,013
Total liabilities and stockholders’ equity	$3,391,275	$3,401,482

Summarized Statements of Operations Data (in thousands)	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022

Total homebuilding revenues	$737,135	$4,410,483
Total homebuilding cost of revenues	(601,385)	(3,315,994)
Selling, general and administrative	(98,313)	(430,742)
Inventory impairment	—	(10,149)
Other income (expense)	1,018	(15,894)
Income before income tax expense	38,455	637,704
Income tax expense	(9,348)	(142,986)
Net income	$29,107	$494,718

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 2, 2023, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving line of credit availability, was $1.2 billion as of March 31, 2023 and December 31, 2022.

Our principal uses of capital for the three months ended March 31, 2023 were our land purchases, land development, home construction, and the payment of routine liabilities.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit facility, and proceeds from issuances of debt or equity, including our at-the-market facility, to fund our short term working capital obligations and fund our purchases of land, as well as land development, home construction activities, and other cash needs.

Our Financial Services operations use funds generated from operations, and availability under our mortgage repurchase facilities to finance its operations including originations of mortgage loans to our homebuyers.

Our Century Living operations use excess cash from our operations, as well as project specific secured financing under construction loan agreements to fund development of multi-family projects.

We believe that we will be able to fund our current liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms based on the macro-economy and market conditions at the time. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as our revolving line of credit. We believe we are well positioned from a cash and liquidity standpoint to operate in an uncertain environment, and to pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Long-term Liquidity and Capital Resources

Beyond the next twelve months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available, or on favorable terms, especially in light of rising interest rates. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as under our revolving line of credit, repurchase facilities, and construction loan agreements. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three months ended March 31, 2023, there were no material changes to the contractual obligations we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 2, 2023.

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

As of March 31, 2023, we had outstanding purchase contracts and option contracts for 20,248 lots totaling approximately $897.4 million and we had $42.4 million of deposits for land contracts, of which $21.8 were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Consolidated Financial Statements. We are required to meet certain covenants, and as of March 31, 2023, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 9 – Debt in the Notes to the Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,077	$494,884
6.750% senior notes, due May 2027(1)	496,598	496,394
Other financing obligations(2)	34,940	28,134
Notes payable	1,026,615	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	149,784	197,626
Total debt	$1,176,399	$1,217,038

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of March 31, 2023, other financing obligations included $20.4 million related to insurance premium notes and certain secured borrowings, as well as $14.5 million outstanding under the construction loan agreements, as described below. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under the construction loan agreements.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2023 and December 31, 2022, we had $570.8 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

Construction Loan Agreements

On March 17, 2023, a wholly owned subsidiary of Century Living, LLC entered into a construction loan agreement with UMB Bank, N.A., and certain wholly owned subsidiaries of Century Living, LLC, are party to construction loan agreements entered into during 2022 with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which along with UMB Bank, N.A., we collectively refer to as “the lenders”), respectively. The three construction loan agreements collectively provide that we may borrow up to $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default.

As of March 31, 2023, $14.5 million was outstanding under the construction loan agreements, with borrowings bearing a weighted average interest rate of 6.778% during the three months ended March 31, 2023, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On May 21, 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement provides us with a senior unsecured revolving line of credit (which we refer to as the “revolving line of credit”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The revolving line of credit includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $200 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. On December 21, 2022, we entered into a First Modification Agreement with Texas Capital Bank, as Administrative Agent, amending the Second A&R Credit Agreement pursuant to which, effective January 3, 2023, all existing borrowings using an interest rate based on a LIBOR reference rate had the interest rate replaced with one based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

As of March 31, 2023, no amounts were outstanding under our revolving line of credit and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with Comerica Bank and J.P. Morgan, and formerly Wells Fargo (since the agreement with Wells Fargo was terminated during the three months ended March 31, 2023) (which facilities we refer to as the “repurchase facilities”), which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $200.0 million as of March 31, 2023, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through December 21, 2023 and bear a weighted average interest rate of 6.38% during the three months ended March 31, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2023 and December 31, 2022, we had $149.8 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

At-the-Market Offerings

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three months ended March 31, 2023 and 2022, respectively, and as of March 31, 2023, all $100.0 million remained available for sale.

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

During the three months ended March 31, 2023, we did not repurchase any shares of our common stock. During the three months ended March 31, 2022, an aggregate of 1.0 million shares of our common stock were repurchased for a total purchase price of approximately $62.4 million at a weighted average price of $61.52 per share. The maximum number of shares available to be repurchased under the stock repurchase program as of March 31, 2023 was 1,508,169 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2023 and 2022, respectively (in thousands, except per share information):

			Three Months ended March 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$$0.23	$7,365

			Three Months ended March 31, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657

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

Cash Flows— Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

For the three months ended March 31, 2023 and 2022, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $191.3 million during the three months ended March 31, 2023 as compared to $109.4 million during the quarter ended March 31, 2022. The increase in cash provided by operations is primarily a result of a reduction in inventories as a result of reduced land acquisition spend and expenditures associated with the construction of homes during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This reduction was offset by (1) a decrease in net income of $109.2 million and (2) a reduction in our mortgage loans held for sale of $48.2 million during the three months ended March 31, 2023, as compared to a reduction in mortgage loans held for sale of $144.4 million during the three months ended March 31, 2022.

•Net cash used in investing activities increased to $20.9 million during the three months ended March 31, 2023, compared to $5.1 million used during the three months ended March 31, 2022. The increase was primarily related to $16.3 million in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living.

•Net cash used in financing activities decreased to $58.3 million during the three months ended March 31, 2023, compared to $208.4 million used during the three months ended March 31, 2022. The decrease in cash used in financing activities was primarily attributable to (1) a $91.0 million decrease in net payments on the repurchase facilities in the first three months of 2023 and (2) $62.4 million of repurchases of common stock during the first three months of 2022, as compared to no repurchases of common stock for the first three months of 2023.

As of March 31, 2023, our cash and cash equivalents and restricted cash balance was $420.6 million, as compared to $308.5 million as of December 31, 2022.

Non-GAAP Financial Measures

In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA, net homebuilding debt to net capital, adjusted net income and adjusted diluted earnings per share. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022. Adjusted EBITDA is a non-GAAP financial measure we use as a supplemental measure in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), (iv) depreciation and amortization expense, (v) loss on debt extinguishment (if applicable), and (vi) inventory impairment (if applicable). We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that this measurement is useful for comparing general operating performance from period to period. Adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Our Adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022	% Change
Net income	$33,311	$142,496	(76.6)%
Income tax expense	10,698	46,280	(76.9)%
Interest in cost of home sales revenues	9,807	12,146	(19.3)%
Interest expense (income)	(2,364)	135	NM %
Depreciation and amortization expense	3,292	2,606	26.3%
EBITDA	54,744	203,663	(73.1)%
Inventory impairment	—	—	NM
Adjusted EBITDA	$54,744	$203,663	(73.1)%

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

(dollars in thousands)

	March 31,	December 31,
	2023	2022
Notes payable	$1,026,615	$1,019,412
Revolving line of credit	—	—
Construction loan agreements	(14,526)	(7,389)
Total homebuilding debt	1,012,089	1,012,023
Total stockholders' equity	2,171,641	2,150,215
Total capital	$3,183,730	$3,162,238
Homebuilding debt to capital	31.8%	32.0%

Total homebuilding debt	$1,012,089	$1,012,023
Cash and cash equivalents	(405,722)	(296,724)
Cash held in escrow	(12,691)	(56,569)
Net homebuilding debt	593,676	658,730
Total stockholders' equity	2,171,641	2,150,215
Net capital	$2,765,317	$2,808,945

Net homebuilding debt to net capital	21.5%	23.5%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted net income and adjusted diluted earnings per share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define adjusted net income as consolidated net income before (i) income tax expense, (ii) inventory impairment, if applicable (iii) restructuring costs, if applicable and (iv) loss on debt extinguishment, if applicable, less adjusted income tax expense, calculated using our estimated annual effective tax rate after discrete items for the applicable period. Adjusted EPS is calculated by dividing adjusted net income by weighted average common shares – diluted.

(in thousands, except share and per share information)

	Three Months Ended March 31,
	2023	2022
Numerator
Net income	$33,311	$142,496
Denominator
Weighted average common shares outstanding - basic	31,914,414	33,530,610
Dilutive effect of stock-based compensation awards	202,668	411,624
Weighted average common shares outstanding - diluted	32,117,082	33,942,234
Earnings per share:
Basic	$1.04	$4.25
Diluted	$1.04	$4.20

Adjusted earnings per share
Numerator
Net income	$33,311	$142,496
Income tax expense	10,698	46,280
Income before income tax expense	44,009	188,776
Inventory impairment	—	—
Adjusted income before income tax expense	44,009	188,776
Adjusted income tax expense(1)	(10,698)	(46,280)
Adjusted net income	$33,311	$142,496

Denominator - Diluted	32,117,082	33,942,234

Adjusted diluted earnings per share	$1.04	$4.20

(1)The tax rates used in calculating adjusted net income for the three months ended March 31, 2023 and 2022 were 24.3% and 24.5%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Second A&R Credit Agreement and construction loan agreements.

On December 21, 2022, we entered into a First Modification Agreement with Texas Capital Bank (formerly known as Texas Capital Bank, National Association), as Administrative Agent, amending the Second A&R Credit Agreement. Per the First Modification Agreement, effective January 3, 2023, all existing borrowings using an interest rate based on a LIBOR reference rate had the interest rate replaced with one based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the SOFR and the Bloomberg Short-term Bank Yield Index, plus an applicable margin.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Inflation remained elevated during the three months ended March 31, 2023 compared to the prior year period, and the Federal Reserve continued to raise the federal funds interest rate during the first quarter of 2023, which continued to impact interest rates on 30-year fixed mortgages. Due to higher mortgage rates, we were no longer able to offset cost increases with higher home selling prices in the first quarter of 2023 and if weak housing market conditions continue we will likely continue to be unable to offset cost increases with higher home selling prices in the future.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it historically has taken four to eight months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of our cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern, especially with respect to sales, to return this year after being obscured by the COVID-driven sales boom that began in 2020 and continued until the interest rate led softening in the second half of 2022, and to continue over the long term, although it may be affected by volatility in the homebuilding industry, supply chain challenges, and changes in demand for our homes.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2023, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2023 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

We hereby disclose the following revised risk factor described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 2, 2023.

Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.

The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business, financial condition and results of operations. The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank with which we do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Additionally, our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyber attacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

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

Century Communities, Inc.

Date: April 26, 2023	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 26, 2023	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: April 26, 2023	By:	/s/ David Messenger
David Messenger
Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2023	By:	/s/ J. Scott Dixon
J. Scott Dixon
Assistant Chief Financial Officer
(Principal Accounting Officer)