Form 10-Q
period 2023-06-30
Century Communities, Inc.
filed 2023-07-27
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

On July 21, 2023, 32,020,378 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets	(unaudited)	(audited)
Cash and cash equivalents	$350,488	$296,724
Cash held in escrow	23,245	56,569
Accounts receivable	59,993	52,797
Inventories	2,856,388	2,830,645
Mortgage loans held for sale	195,598	203,558
Prepaid expenses and other assets	287,448	250,535
Property and equipment, net	32,663	31,688
Deferred tax assets, net	20,430	20,856
Goodwill	30,395	30,395
Total assets	$3,856,648	$3,773,767
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$146,559	$106,926
Accrued expenses and other liabilities	266,366	299,588
Notes payable	1,030,782	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	191,024	197,626
Total liabilities	1,634,731	1,623,552
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 32,020,378 and 31,772,791 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	320	318
Additional paid-in capital	586,856	584,803
Retained earnings	1,634,741	1,565,094
Total stockholders' equity	2,221,917	2,150,215
Total liabilities and stockholders' equity	$3,856,648	$3,773,767

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Homebuilding revenues
Home sales revenues	$818,360	$1,134,535	$1,553,960	$2,122,950
Land sales and other revenues	1,554	8,810	3,089	10,440
Total homebuilding revenues	819,914	1,143,345	1,557,049	2,133,390
Financial services revenues	24,277	22,797	40,132	49,102
Total revenues	844,191	1,166,142	1,597,181	2,182,492
Homebuilding cost of revenues
Cost of home sales revenues	(656,834)	(814,895)	(1,258,219)	(1,523,968)
Cost of land sales and other revenues	(375)	(8,012)	(375)	(8,858)
Total homebuilding cost of revenues	(657,209)	(822,907)	(1,258,594)	(1,532,826)
Financial services costs	(11,770)	(14,186)	(22,551)	(29,340)
Selling, general and administrative	(105,120)	(109,158)	(203,433)	(210,797)
Other income (expense)	(1,344)	(6,243)	154	(7,105)
Income before income tax expense	68,748	213,648	112,757	402,424
Income tax expense	(17,303)	(54,980)	(28,001)	(101,260)
Net income	$51,445	$158,668	$84,756	$301,164

Earnings per share:
Basic	$1.61	$4.83	$2.65	$9.08
Diluted	$1.60	$4.78	$2.63	$8.97
Weighted average common shares outstanding:
Basic	32,025,186	32,839,402	31,970,106	33,183,097
Diluted	32,247,396	33,227,383	32,182,545	33,582,900

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$84,756	$301,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,913	5,352
Stock-based compensation expense	14,291	9,791
Fair value of mortgage loans held for sale and other	(2,309)	5,322
Abandonment of lot option contracts	1,670	3,010
Deferred income taxes	426	1,883
Loss on disposition of assets	825	1,067
Changes in assets and liabilities:
Cash held in escrow	33,324	(30,197)
Accounts receivable	(7,196)	(16,824)
Inventories	(24,354)	(544,237)
Mortgage loans held for sale	6,400	128,114
Prepaid expenses and other assets	11,564	(26,582)
Accounts payable	39,632	32,711
Accrued expenses and other liabilities	(33,167)	26,539
Net cash provided by (used in) operating activities	132,775	(102,887)
Investing activities
Purchases of property and equipment	(8,713)	(8,785)
Expenditures related to development of rental properties	(39,501)	(13,618)
Other investing activities	(391)	(2,879)
Net cash used in investing activities	(48,605)	(25,282)
Financing activities
Borrowings under revolving credit facilities	—	571,000
Payments on revolving credit facilities	—	(430,000)
Borrowing under construction loan agreements	13,757	—
Proceeds from issuance of insurance premium notes and other	3,032	18,031
Principal payments on insurance premium notes and other	(6,213)	(9,043)
Net payments for mortgage repurchase facilities	(6,602)	(122,875)
Withholding of common stock upon vesting of stock-based compensation awards	(10,643)	(12,735)
Repurchases of common stock under stock repurchase program	(1,969)	(98,305)
Dividend payments	(14,733)	(13,225)
Other financing activities	—	879
Net cash used in financing activities	(23,371)	(96,273)
Net increase (decrease)	$60,799	$(224,442)
Cash and cash equivalents and Restricted cash
Beginning of period	308,492	322,241
End of period	$369,291	$97,799
Supplemental cash flow disclosure
Cash paid for income taxes	$19,295	$117,476
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$350,488	$78,011
Restricted cash (Note 5)	18,803	19,788
Cash and cash equivalents and Restricted cash	$369,291	$97,799

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(in thousands)

For the Three Months Ended June 30, 2023 and 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2023	32,026	$320	$580,489	$1,590,832	$2,171,641
Vesting of stock-based compensation awards	35	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(11)	—	(763)	—	(763)
Repurchases of common stock	(30)	—	(1,969)	—	(1,969)
Stock-based compensation expense		—	8,931	—	8,931
Cash dividends declared and dividend equivalents	—	—	168	(7,536)	(7,368)
Net income	—	—	—	51,445	51,445
Balance at June 30, 2023	32,020	$320	$586,856	$1,634,741	$2,221,917

Balance at March 31, 2022	33,038	$330	$627,447	$1,202,085	$1,829,862
Vesting of stock-based compensation awards	36	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(10)	—	(598)	—	(598)
Repurchases of common stock	(791)	(7)	(35,920)		(35,927)
Stock-based compensation expense	—	—	5,727	—	5,727
Cash dividends declared and dividend equivalents	—	—	71	(6,639)	(6,568)
Net income	—	—	—	158,668	158,668
Balance at June 30, 2022	32,273	$323	$596,727	$1,354,114	$1,951,164

For the Six Months Ended June 30, 2023 and 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards	447	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(170)	(2)	(10,641)	—	(10,643)
Repurchases of common stock	(30)	—	(1,969)	—	(1,969)
Stock-based compensation expense	—	—	14,291	—	14,291
Cash dividends declared and dividend equivalents	—	—	376	(15,109)	(14,733)
Net income	—	—	—	84,756	84,756
Balance at June 30, 2023	32,020	$320	$586,856	$1,634,741	$2,221,917

Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards	516	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(200)	(2)	(12,733)	—	(12,735)
Repurchases of common stock	(1,804)	(18)	(98,287)	—	(98,305)
Stock-based compensation expense	—	—	9,791	—	9,791
Cash dividends declared and dividend equivalents	—	—	150	(13,375)	(13,225)
Other	—	—	(34)	—	(34)
Net income	—	—	—	301,164	301,164
Balance at June 30, 2022	32,273	$323	$596,727	$1,354,114	$1,951,164

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

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

Recently Issued Accounting Standards

There are no recent accounting standards that are expected to have a material impact on our consolidated financial statements.

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

•Texas

•Southeast (Alabama, Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, Ohio, South Carolina)

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the three and six months ended June 30, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022 and for the three and six months ended June 30, 2022.

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

Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
West	$139,292	$293,839	$268,373	$556,548
Mountain	230,103	283,002	476,378	564,362
Texas	126,618	153,389	216,150	291,953
Southeast	117,320	180,556	204,446	330,157
Century Complete	206,581	232,559	391,702	390,370
Financial Services	24,277	22,797	40,132	49,102
Corporate	—	—	—	—
Total revenue	$844,191	$1,166,142	$1,597,181	$2,182,492

Income (loss) before income tax expense:
West	$14,966	$77,945	$22,939	$149,187
Mountain	24,689	51,500	52,497	108,503
Texas	11,452	30,664	15,125	53,500
Southeast	17,992	38,782	29,958	69,647
Century Complete	16,348	34,797	30,298	57,219
Financial Services	12,507	8,611	17,581	19,762
Corporate	(29,206)	(28,651)	(55,641)	(55,394)
Total income before income tax expense	$68,748	$213,648	$112,757	$402,424

The following table summarizes total assets by segment (in thousands):

	June 30,	December 31,
	2023	2022
West	$676,682	$665,827
Mountain	1,024,418	1,122,892
Texas	524,317	508,862
Southeast	467,930	415,887
Century Complete	353,034	376,131
Financial Services	367,244	372,284
Corporate	443,023	311,884
Total assets	$3,856,648	$3,773,767

Corporate assets primarily include certain cash and cash equivalents, certain property and equipment, costs associated with development of multi-family rental properties, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2023	2022
Homes under construction	$1,262,462	$1,213,919
Land and land development	1,524,181	1,554,951
Capitalized interest	69,745	61,775
Total inventories	$2,856,388	$2,830,645

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Approximately all of the mortgage loans closed by Inspire are made to buyers of homes we build and Inspire receives an allocation of intersegment revenue from our homebuilding segments related to financing incentives given to our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities.

As of June 30, 2023 and December 31, 2022, Inspire had mortgage loans held for sale with an aggregate fair value of $195.6 million and $203.6 million, respectively, and an aggregate outstanding principal balance of $195.6 million and $202.0 million, respectively. Net gains on the sale of mortgage loans were $1.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively, and were $0.4 million and $10.8 million for the three and six months ended June 30, 2022, respectively. Losses from the change in fair value for mortgage loans held for sale were $2.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively. Gains from the change in fair value for mortgage loans held for sale was $1.1 million for the three months ended June 30, 2022, and losses from the change in fair value for mortgage loans held for sale was $8.6 million for the six months ended June 30, 2022. Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, are also included in financial services revenue on our condensed consolidated statements of operations.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $115.5 million and $68.1 million at June 30, 2023 and December 31, 2022, respectively, and carried a weighted average interest rate of approximately 5.7% and 6.1%, respectively.  Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$25,198	$31,716
Lot option and escrow deposits	41,190	48,354
Performance deposits	12,648	12,626
Restricted cash (1)	18,803	11,768
Multi-family rental properties under construction	98,006	56,615
Mortgage loans held for investment at fair value	20,559	18,875
Mortgage loans held for investment at amortized cost	6,971	6,574
Mortgage servicing rights	26,631	24,164
Derivative assets	3,834	1,958
Other assets and prepaid expenses	33,608	37,885
Total prepaid expenses and other assets	$287,448	$250,535

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2023	2022
Earnest money deposits	$18,871	$17,903
Warranty reserve	12,984	13,136
Self-insurance reserve	21,477	16,998
Accrued compensation costs	46,823	80,415
Land development and home construction accruals	119,086	128,483
Accrued interest	10,195	10,670
Derivative liabilities	—	1,526
Other accrued liabilities	36,930	30,457
Total accrued expenses and other liabilities	$266,366	$299,588

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we decreased our warranty reserve by $0.2 million during the three months ended June 30, 2023 and increased our warranty reserve by $0.1 million during the three months ended June 30, 2022, respectively, and we reduced our warranty reserve by $0.7 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and six months ended June 30, 2023 and 2022 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$12,331	$13,503	$13,136	$13,343
Warranty expense provisions	2,472	2,245	4,301	4,147
Payments	(1,593)	(1,679)	(3,769)	(2,867)
Warranty adjustment	(226)	58	(684)	(496)
Ending balance	$12,984	$14,127	$12,984	$14,127

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based on third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the three and six months ended June 30, 2023 and 2022, we recorded no adjustment to our self-insurance reserve. Any adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and six months ended June 30, 2023 and 2022 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$19,076	$7,475	$16,998	$5,103
Self-insurance expense provisions	2,444	2,678	4,559	5,050
Payments	(43)	—	(80)	—
Self-insurance adjustment	—	—	—	—
Ending balance	$21,477	$10,153	$21,477	$10,153

9. Debt

Our outstanding debt obligations included the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,270	$494,884
6.750% senior notes, due June 2027(1)	496,802	496,394
Other financing obligations(2)	38,710	28,134
Notes payable	1,030,782	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	191,024	197,626
Total debt	$1,221,806	$1,217,038

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of June 30, 2023, other financing obligations included $17.6 million related to insurance premium notes and certain secured borrowings, as well as $21.1 million outstanding under construction loan agreements. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under construction loan agreements.

Construction Loan Agreements

On March 17, 2023, a wholly owned subsidiary of Century Living, LLC entered into a construction loan agreement with UMB Bank, N.A., and certain wholly owned subsidiaries of Century Living, LLC, are party to construction loan agreements entered into during 2022 with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which along with UMB Bank, N.A., we collectively refer to as “the lenders”), respectively. The three construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed and until the projects are completed.

As of June 30, 2023, $21.1 million was outstanding under the construction loan agreements, with borrowings that bore a weighted average interest rate of 7.1% during the six months ended June 30, 2023, and we were in compliance with all covenants thereunder.

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

As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the revolving line of credit, respectively, and we were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is a party to mortgage warehouse facilities with Comerica Bank and J.P. Morgan, (which facilities we refer to as the “repurchase facilities”), which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275.0 million as of June 30, 2023, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through June 21, 2024 and bore a weighted average interest rate of 6.67% during the six months ended June 30, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2023 and December 31, 2022, we had $191.0 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2023 and 2022, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest capitalized beginning of period	$65,984	$55,252	$61,775	$53,379
Interest capitalized during period	14,031	15,345	28,047	29,364
Less: capitalized interest in cost of sales	(10,270)	(13,473)	(20,077)	(25,619)
Interest capitalized end of period	$69,745	$57,124	$69,745	$57,124

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2023 estimated annual effective tax rate, before discrete items, of 25.5% is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy home credits for the current year home deliveries, which combined resulted in a net increase of 0.8%.

For the six months ended June 30, 2023, our estimated annual rate of 25.5% was benefitted by discrete items which had a net impact of decreasing our rate by 0.7%, including excess tax benefits for vested stock-based compensation.

Our estimated annual rate for the six months ended June 30, 2023 of 25.5% increased by 310 basis points as compared to our effective tax rate for the year ended December 31, 2022 of 22.4%.  The increase in our estimated rate is primarily a result of the enactment of the Inflation Reduction Act of 2022 during the third quarter of 2022, which modified the energy efficient home credit beginning with homes closed on or after January 1, 2023 and provided for more stringent energy standards than previous periods, resulting in fewer closings qualifying for energy efficient home credits.

For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $17.3 million and $55.0 million, respectively. For the six months ended June 30, 2023 and 2022, we recorded income tax expense of $28.0 million and $101.3 million, respectively.

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

•Derivative assets and liabilities – Derivative assets are associated with interest rate lock commitments and investor commitments on loans and derivative liabilities are associated with forward mortgage-backed securities contracts. Fair value is based on market prices for similar instruments.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, respectively (in thousands):

			June 30,	December 31,
	Balance Sheet Classification	Hierarchy	2023	2022

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$195,598	$203,558
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$20,559	$18,875
Derivative assets	Prepaid expenses and other assets	Level 2	$3,834	$1,958
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$26,631	$24,164
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$1,526

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 9.0%, 9.6%, and $0.071 per year per loan, respectively, as of June 30, 2023, and 7.6%, 9.0%, and $0.072 per year per loan, respectively, as of December 31, 2022. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage servicing rights	2023	2022	2023	2022
Beginning of period	$23,901	$18,050	$24,164	$13,701
Originations	1,059	1,967	2,104	5,373
Settlements	(410)	(230)	(561)	(535)
Changes in fair value	2,081	409	924	1,657
End of period	$26,631	$20,196	$26,631	$20,196

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage loans held-for-investment at fair value	2023	2022	2023	2022
Beginning of period	$20,078	$13,955	$18,875	$10,631
Transfers from loans held for sale	1,730	1,216	3,164	5,142
Settlements	(681)	(592)	(681)	(1,121)
Reduction in unpaid principal balance	(529)	(70)	(633)	(124)
Changes in fair value	(39)	—	(166)	(19)
End of period	$20,559	$14,509	$20,559	$14,509

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at June 30, 2023 and December 31, 2022, respectively (in thousands).

		June 30, 2023		December 31, 2022

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$350,488	$350,488	$296,724	$296,724
3.875% senior notes (1)(2)	Level 2	$495,270	$431,250	$494,884	$395,000
6.750% senior notes (1)(2)	Level 2	$496,802	$498,125	$496,394	$477,500
Revolving line of credit(3)	Level 2	$—	$—	$—	$—
Other financing obligations(3)(4)	Level 3	$38,710	$38,710	$28,134	$28,134
Mortgage repurchase facilities(3)	Level 2	$191,024	$191,024	$197,626	$197,626

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2023, these amounts totaled $4.7 million and $3.2 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2022, these amounts totaled $5.1 million and $3.6 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)Other financing obligations included $17.6 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 6.40%, and $21.1 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.1% during the period ended June 30, 2023. Other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 5.84%, and $7.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 5.6% during the period ended December 31, 2022.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three and six months ended June 30, 2023 and 2022. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the six months ended June 30, 2023 and 2022, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $62.61 and $63.77 per share, respectively, that primarily vest over a three year period. During the six months ended June 30, 2023 and 2022, we granted 11.0 thousand and 11.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $65.77 and $54.46 per share, respectively, to our non-employee directors.

During the six months ended June 30, 2023 and 2022, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million and 0.5 million shares of common stock, respectively, assuming maximum level of performance, with a grant date fair value of $60.05 and $55.93 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest for the PSUs ranges from 0% to up to 250% of a targeted number of shares for each participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the six months ended June 30, 2023 and 2022, we issued 0.3 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2024 to 2026 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

As of June 30, 2023
Unvested units	1,014
Unrecognized compensation cost	$32,703
Weighted-average years to recognize compensation cost	2.04

During the three months ended June 30, 2023 and 2022, we recognized stock-based compensation expense of $8.9 million and $5.7 million, respectively. During the six months ended June 30, 2023 and 2022, we recognized stock-based compensation expense of $14.3 million and $9.8 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

During the three months ended June 30, 2023, in accordance with ASC 718, Compensation—Stock Compensation we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest under our PSU awards increased by 90.0 thousand, and we recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $3.4 million ($2.5 million net of tax), or $0.08 per share (basic and diluted), for the three and six months ended June 30, 2023.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2023 and December 31, 2022, there were 32.0 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the six months ended June 30, 2023 and 2022, we issued 0.4 million and 0.5 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of June 30, 2023, approximately 2.5 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the six months ended June 30, 2023 and 2022, respectively (in thousands, except per share information):

			Six Months ended June 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368

			Six Months ended June 30, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568

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

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023, all $100.0 million remained available for sale.

We authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three and six months ended June 30, 2023, an aggregate of 30.4 thousand shares were repurchased for a total purchase price of approximately $2.0 million and a weighted average price of $64.84 per share. During the three and six months ended June 30, 2022, an aggregate of 0.8 million and 1.8 million shares, respectively, were repurchased for a total purchase price of approximately $35.9 million and $98.3 million, respectively, and a weighted average price of $45.42 and $54.46 per share, respectively. The maximum number of shares available to be repurchased under the stock repurchase program as of June 30, 2023 was 1,477,817 shares.

During the six months ended June 30, 2023 and 2022, shares of common stock at a total cost of $10.6 million and $12.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$51,445	$158,668	$84,756	$301,164
Denominator
Weighted average common shares outstanding - basic	32,025,186	32,839,402	31,970,106	33,183,097
Dilutive effect of stock-based compensation awards	222,210	387,981	212,439	399,803
Weighted average common shares outstanding - diluted	32,247,396	33,227,383	32,182,545	33,582,900
Earnings per share:
Basic	$1.61	$4.83	$2.65	$9.08
Diluted	$1.60	$4.78	$2.63	$8.97

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.9 million and 0.5 million common stock unit equivalents from diluted earnings per share during each of the three months ended June 30, 2023 and 2022, respectively, and we excluded 0.7 million and 0.5 million common stock unit equivalents from diluted earnings per share during the six months ended June 30, 2023 and 2022, respectively, related to the PSUs for which performance conditions remained unsatisfied.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2023 and December 31, 2022, we had $546.1 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

Business Overview

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services reportable segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. During the three and six months ended June 30, 2023, our Century Living operations were engaged in construction on three multi-family projects in Colorado, which commenced construction in 2022. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing us to more appropriately price the homes and deploy our capital. Of the 4,147 homes delivered during the first half of 2023, approximately 91% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

Financial Overview

We generated solid financial results during the first six months of 2023 and we are encouraged by improving housing market conditions as compared to the second half of 2022, when increased mortgage interest rates, inflation, and macro-economic uncertainty considerably impacted the U.S. housing market. While inflation continues to impact the broader economy, homebuyers are adjusting to a more normalized higher interest rate environment, and we are encouraged by recent trends in demand. Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2023 increased 3.8% as compared to the prior year period, and increased sequentially 14.6% as compared to the first quarter of 2023. Further, during the three and six months ended June 30, 2023, our cancellation rates were 14% and 16%, respectively, representing significant improvements from the cancellation rates we experienced in the latter half of 2022.

We continue to focus our strategy on more near-term completions, as economic uncertainty has led a majority of our recent homebuyers to seek homes with near-term completion schedules, allowing them to lock in interest rates closer to a home closing. Further, with the increasing market demand for our homes experienced during the second quarter of 2023, we began to reduce incentive offerings across our communities as compared to previous quarters, which along with improving construction costs and cycle times, contributed to an improvement to our homebuilding gross margin as compared to the first quarter of 2023.

During the second quarter of 2023, our direct construction costs on our starts decreased by approximately 11% as compared to the high point of our direct construction costs during the second quarter of 2022. Further, during the second quarter of 2023, the severity of the labor and raw material shortages and municipal and utility delays continued to moderate for completed homes that were started in the second half of 2022.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy. While we experienced increased market demand during the second quarter of 2023 compared to recent prior periods, we believe future demand for our homes is uncertain as future economic and market conditions are uncertain, in particular with respect to inflation; the impact of recent and anticipated future increases to the federal funds interest rate by the Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial markets, credit and mortgage markets; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy, consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-Q. Specifically, a rise in interest rates increases the costs of owning a home and adversely affects the purchasing power of our customers and could decrease homebuyer confidence hindering not only demand for our homes, but also our ability to realize our backlog. A decrease in demand for our homes or an increase in cancellations due to increased interest rates or otherwise would adversely affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

Despite future macro-economic uncertainty, especially in relation to the interest rate environment, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new affordable housing. We believe our operations are well-positioned to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy in order to optimize stockholder returns.

Results of Operations

During the three and six months ended June 30, 2023, we generated $68.7 million and $112.8 million, respectively, in income before income tax expense, as compared to $213.6 million and $402.4 million, respectively, in the respective prior year periods. During the three and six months ended June 30, 2023, we generated net income of $51.4 million, or $1.60 per diluted share, and $84.8 million, or $2.63 per diluted share, respectively, as compared to $158.7 million, or $4.78 per diluted share, and $301.2 million, or $8.97 per diluted share, respectively, in the respective prior year periods.

During the three and six months ended June 30, 2023, we generated total revenues of $844.2 million and $1.6 billion, respectively, driven primarily by home sales revenue, as compared to $1.2 billion and $2.2 billion, respectively, in the respective prior year period. During the three and six months ended June 30, 2023, we delivered 2,235 and 4,147 homes, respectively, with an average sales price of $366.2 thousand and $374.7 thousand, respectively. The number of homes delivered decreased by 17.6% and 18.1%, respectively, as compared to the respective prior year periods, which were primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022. Average sales price decreased 12.4% and 10.7% as compared to the respective prior year periods.

We ended the second quarter of 2023 with no amounts outstanding under our revolving line of credit, $350.5 million of cash and cash equivalents, $23.2 million of cash held in escrow, a homebuilding debt to capital ratio of 31.2%, and a net homebuilding debt to net capital ratio of 22.3%. During the three and six months ended June 30, 2023, we paid quarterly cash dividends to our stockholders of $0.23 per share, a 15% increase from the quarterly dividends paid during the three and six months ended June 30, 2022 of $0.20 per share.

During the three months ended June 30, 2023, we generated financial services revenue of $24.3 million, representing an increase of 6.5% as compared to the prior year period, primarily driven by favorable fair value of our loan pipeline compared to the prior year, partially offset by a reduced number of mortgages originated as compared to the prior year period, and reduced margins on loans sold to third parties period over period. During the six months ended June 30, 2023, we generated financial services revenue of $40.1 million, a decrease of 18.3% as compared to the prior year period, for the six-month comparison, driven by a decrease in the number of mortgages originated during the six months ended June 30, 2023, and reduced margins on loans sold to third parties period over period, partially offset by a favorable fair value mark on our loan pipeline compared to the prior year period.

Our Century Living operations are engaged in construction on three multi-family projects in Colorado, which commenced in 2022, comprising over 900 units, which we anticipate will be available for leasing beginning in the second half of 2023 and into the first half of 2024.

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022.

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Operations:
Revenues
Home sales revenues	$818,360	$1,134,535	$1,553,960	$2,122,950
Land sales and other revenues	1,554	8,810	3,089	10,440
Total homebuilding revenues	819,914	1,143,345	1,557,049	2,133,390
Financial services revenues	24,277	22,797	40,132	49,102
Total revenues	844,191	1,166,142	1,597,181	2,182,492
Homebuilding cost of revenues
Cost of home sales revenues	(656,834)	(814,895)	(1,258,219)	(1,523,968)
Cost of land sales and other revenues	(375)	(8,012)	(375)	(8,858)
	(657,209)	(822,907)	(1,258,594)	(1,532,826)
Financial services costs	(11,770)	(14,186)	(22,551)	(29,340)
Selling, general, and administrative	(105,120)	(109,158)	(203,433)	(210,797)
Other income (expense)	(1,344)	(6,243)	154	(7,105)
Income before income tax expense	68,748	213,648	112,757	402,424
Income tax expense	(17,303)	(54,980)	(28,001)	(101,260)
Net income	$51,445	$158,668	$84,756	$301,164
Earnings per share:
Basic	$1.61	$4.83	$2.65	$9.08
Diluted	$1.60	$4.78	$2.63	$8.97
Adjusted diluted earnings per share(1)	$1.60	$4.78	$2.63	$8.97
Other Operating Information (dollars in thousands):
Number of homes delivered	2,235	2,713	4,147	5,061
Average sales price of homes delivered	$366.2	$418.2	$374.7	$419.5
Homebuilding gross margin percentage(2)	19.7%	28.2%	19.0%	28.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	21.0%	29.4%	20.3%	29.4%
Backlog at end of period, number of homes	2,002	4,767	2,002	4,767
Backlog at end of period, aggregate sales value	$750,079	$1,977,560	$750,079	$1,977,560
Average sales price of homes in backlog	$374.7	$414.8	$374.7	$414.8
Net new home contracts	2,317	2,233	4,339	5,177
Selling communities at period end	233	213	233	213
Average selling communities	223	202	228	200
Total owned and controlled lot inventory	57,775	75,551	57,775	75,551
Adjusted EBITDA(1)	$80,061	$229,720	$134,805	$433,383
Adjusted income before income tax expense(1)	$68,748	$213,648	$112,757	$402,424
Adjusted net income(1)	$51,445	$158,668	$84,756	$301,164
Net homebuilding debt to net capital (1)	22.3%	33.6%	22.3%	33.6%

(1) This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. No impairment charges were recorded for the three and six months ended June 30, 2023 and 2022.

Results of Operations by Segment

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis for the three and six months ended June 30, 2023, and we have restated the corresponding segment information for those segments for the three and six months ended June 30, 2022.

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
West	254	426	$548.2	$689.4	$139,244	$293,668	$14,966	$77,945
Mountain	455	458	503.7	600.9	229,170	275,214	24,689	51,500
Texas	450	489	281.2	313.0	126,549	153,047	11,452	30,664
Southeast	275	404	426.5	446.5	117,280	180,372	17,992	38,782
Century Complete	801	936	257.3	248.1	206,117	232,234	16,348	34,797
Financial Services	—	—	—	—	—	—	12,507	8,611
Corporate	—	—	—	—	—	—	(29,206)	(28,651)
Total	2,235	2,713	$366.2	$418.2	$818,360	$1,134,535	$68,748	$213,648

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
West	457	822	$586.7	$676.9	$268,138	$556,400	$22,939	$149,187
Mountain	910	972	521.7	571.9	474,764	555,869	52,497	108,503
Texas	777	912	278.0	319.4	215,983	291,284	15,125	53,500
Southeast	473	770	431.7	428.4	204,209	329,849	29,958	69,647
Century Complete	1,530	1,585	255.5	245.8	390,866	389,548	30,298	57,219
Financial Services	—	—	—	—	—	—	17,581	19,762
Corporate	—	—	—	—	—	—	(55,641)	(55,394)
Total	4,147	5,061	$374.7	$419.5	$1,553,960	$2,122,950	$112,757	$402,424

West

During the three and six months ended June 30, 2023, our West segment generated income before income tax expense of $15.0 million and $22.9 million, respectively, an 80.8% and 84.6% decrease, respectively, as compared to the respective prior year period. These decreases were primarily driven by decreases in home sales revenue of $154.4 million and $288.3 million, respectively, and decreases of 15.8% and 18.3%, respectively, in the percentage of income before income tax expense to home sales revenues. The revenue decreases during the three and six months ended June 30, 2023 were primarily driven by a 40.4% and 44.4% decrease, respectively, in the number of homes delivered, and a 20.5% and 13.3% decrease, respectively, in the average sales price per home. For both the three- and six-month comparisons, the decreases in the number of homes delivered were primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and a 10.5% and 16.0% decrease, respectively, in monthly absorption rate. For both the three- and six-month comparisons, the average sales price decreases were driven by the mix of deliveries and pricing to market within individual communities and the decreases in the percentage of income before income tax expense to home sales revenue were primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Mountain

During the three and six months ended June 30, 2023, our Mountain segment generated income before income tax expense of $24.7 million and $52.5 million, respectively, a 52.1% and 51.6% decrease, respectively, as compared to the respective prior year period. These decreases were primarily driven by decreases in home sales revenue of $46.0 million and $81.1 million, respectively, and decreases of 7.9% and 8.5%, respectively, in the percentage of income before income tax expense to home sales revenues. The revenue decrease during the three months ended June 30, 2023 was primarily driven by a 16.2% decrease in the average sales price per home, and the revenue decrease during the six months ended June 30, 2023 was primarily driven by a 6.4% decrease in the number of homes delivered and an 8.8% decrease in the average sales price per home. For the six- month comparison, the decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and a 40.7% decrease in monthly absorption rate. For both the three- and six-month comparisons, the average sales price decreases were driven by the mix of deliveries and pricing to market within individual communities and the decreases in the percentage of income before income tax expense to home sales revenue were primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Texas

During the three and six months ended June 30, 2023, our Texas segment generated income before income tax expense of $11.5 million and $15.1 million, respectively, a 62.7% and 71.7% decrease, respectively, as compared to the respective prior year period. These decreases were primarily driven by decreases in home sales revenue of $26.5 million and $75.3 million, respectively, and decreases of 11.0% and 11.4%, respectively, in the percentage of income before income tax expense to home sales revenues. The revenue decreases during the three and six months ended June 30, 2023 were primarily driven by an 8.0% and 14.8% decrease, respectively, in the number of homes delivered, and a 10.2% and 13.0% decrease, respectively, in the average sales price per home. For both the three- and six-month comparisons, the decreases in the number of homes delivered were primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and a 7.9% and 20.8% decrease, respectively, in monthly absorption rate. For both the three- and six-month comparisons, the average sales price decreases were driven by the mix of deliveries and pricing to market within individual communities and the decreases in the percentage of income before income tax expense to home sales revenue were primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Southeast

During the three and six months ended June 30, 2023, our Southeast segment generated income before income tax expense of $18.0 million and $30.0, respectively, a 53.6% and 57.0% decrease, respectively, as compared to the respective prior year period. These decreases were primarily driven by decreases in home sales revenue of $63.1 million and $125.6 million, respectively, and decreases of 6.2% and 6.4%, respectively, in the percentage of income before income tax expense to home sales revenues. The revenue decrease during the three months ended June 30, 2023 was primarily driven by a 31.9% decrease in the number of homes delivered and a 4.5% decrease in the average sales price per home, and the revenue decrease during the six months ended June 30, 2023 was primarily driven by a 38.6% decrease in the number of homes delivered. For both the three- and six-month comparisons, the decreases in the number of homes delivered were primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022 and a 33.3% and 43.3% decrease, respectively, in monthly absorption rate. For the three-month comparison, the average sales price decrease was driven by the mix of deliveries and pricing to market within individual communities, and for both the three- and six-month comparisons, the decreases in the percentage of income before income tax expense to home sales revenue were primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Century Complete

During the three and six months ended June 30, 2023, our Century Complete segment generated income before income tax expense of $16.3 million and $30.3 million, respectively, a 53.0% and 47.0% decrease, respectively, as compared to the respective prior year period. For the three months ended June 30, 2023, the decrease was primarily driven by a decrease in home sales revenue of $26.1 million and a decrease of 7.1% in the percentage of income before income tax expense to home sales revenues, and for the six months ended June 30, 2023, the decrease was primarily driven by a decrease of 6.9% in the percentage of income before income tax expense to home sales revenues. The decrease in revenue during the three months ended June 30, 2023 was primarily driven by a 14.4% decrease in the number of homes delivered and was partially offset by a 3.7% increase in the average sales price per home driven by the mix of deliveries. Revenue remained flat during the six months ended June 30, 2023, primarily driven by a 3.5% decrease in the number of homes delivered and partially offset by a 3.9% increase in the average sales price per home driven by the mix of deliveries. For both the three- and six-month comparisons, the decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and for the six-month comparison a 10.7% decrease in monthly absorption rate. For the three-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales. For the six-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of decreased gross margins on home sales.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. Our Financial Services segment generated income before income tax of $12.5 million for the three months ended June 30, 2023, a 45.2% increase over the prior year period. This increase was primarily the result of a $1.5 million increase in financial services revenue during the three months ended June 30, 2023 compared to the prior year period, as well as a decrease in financial services costs due to decreased headcount. The revenue increase was primarily driven by favorable fair value of our loan pipeline compared to the prior year, partially offset by a reduced number of mortgages originated as compared to the prior year period, and reduced margins on loans sold to third parties period over period. Our Financial Services segment generated income before income tax of $17.6 million for the six months ended June 30, 2023, an 11.0% decrease over the prior year period. This decrease was primarily the result of a $9.0 million decrease in financial services revenue during the six months ended June 30, 2023 compared to the prior year period, primarily driven by (1) a 21.8% decrease in the number of mortgages originated during the six months ended June 30, 2023, and (2) reduced margins on loans sold to third parties period over period, partially offset by a favorable fair value mark on our loan pipeline compared to the prior year period.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total originations:
Number of loans	1,346	1,465	2,335	2,985
Principal	$462,088	$528,646	$805,169	$1,080,701
Capture rate of Century homebuyers	73%	70%	70%	74%
Century Communities	79%	77%	76%	79%
Century Complete	62%	57%	59%	60%
Average FICO score	725	733	724	733
Century Communities	729	740	729	740
Century Complete	714	715	714	712

Loans sold to third parties:
Number of loans sold	1,204	1,417	2,343	3,376
Principal	$418,613	$508,003	$808,423	$1,200,067

Corporate

During the three and six months ended June 30, 2023, our Corporate segment generated losses of $29.2 million and $55.6 million, respectively, remaining relatively consistent to losses of $28.7 million and $55.4 million, respectively, during the same period respective period in 2022.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the three and six months ended June 30, 2023 to 19.7% and 19.0%, respectively, as compared to 28.2% for the three and six months ended June 30, 2022.  This decrease was driven by deliveries in the first six months of 2023 that carried both higher incentives and elevated construction costs due to homes commencing construction during high costs periods in 2022.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues.

	Three Months Ended June 30,
	2023	%	2022	%

Home sales revenues	$818,360	100.0%	$1,134,535	100.0%
Cost of home sales revenues	(656,834)	(80.3)%	(814,895)	(71.8)%
Inventory impairment	—	—%	—	—%
Homebuilding gross margin	161,526	19.7%	319,640	28.2%
Add: Inventory impairment	—	—%	—	—%
Add: Interest in cost of home sales revenues	10,270	1.3%	13,473	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$171,796	21.0%	$333,113	29.4%

	Six Months Ended June 30,
	2023	%	2022	%

Home sales revenues	$1,553,960	100.0%	$2,122,950	100.0%
Cost of home sales revenues	(1,258,219)	(81.0)%	(1,523,968)	(71.8)%
Inventory impairment	—	—%	—	—%
Homebuilding gross margin	295,741	19.0%	598,982	28.2%
Add: Inventory impairment	—	—%	—	—%
Add: Interest in cost of home sales revenues	20,077	1.3%	25,619	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$315,818	20.3%	$624,601	29.4%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and six months ended June 30, 2023, our adjusted homebuilding gross margin percentage excluding inventory impairment and interest in cost of home sales revenues, was 21.0% and 20.3%, respectively, as compared to 29.4% for the same periods in 2022. We believe the above information is meaningful as it isolates the impact that indebtedness, inventory impairment (if applicable), and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Increase
	2023	2022	Amount	%
Selling, general and administrative	$105,120	$109,158	$(4,038)	(3.7)%
As a percentage of home sales revenue	12.8%	9.6%

	Six Months Ended June 30,		Increase
	2023	2022	Amount	%
Selling, general and administrative	$203,433	$210,797	$(7,364)	(3.5)%
As a percentage of home sales revenue	13.1%	9.9%

Our selling, general and administrative expense decreased $4.0 million and $7.4 million, respectively, for the three and six months ended June 30, 2023 as compared to the same periods in 2022. The decreases for both the three- and six-month comparisons were primarily attributable to decreases of $8.9 million and $10.6 million, respectively, in salaries and wages due to decreased headcount, and partially offset by increases to stock-based compensation expense and by increases in various expenses to support our homebuilding operations. As a percentage of home sales revenue, our selling, general and administrative expense increased 320 basis points during each of the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2023 estimated annual effective tax rate, before discrete items, of 25.5% is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation and estimated federal energy home credits for the current year home deliveries, which combined resulted in a net increase of 0.8%.

For the six months ended June 30, 2023, our estimated annual rate of 25.5% was benefitted by discrete items which had a net impact of decreasing our rate by 0.7%, including excess tax benefits for vested stock-based compensation.

Our estimated annual rate for the six months ended June 30, 2023 of 25.5% increased by 310 basis points as compared to our effective tax rate for the year ended December 31, 2022 of 22.4%.  The increase in our estimated rate is primarily a result of the enactment of the Inflation Reduction Act of 2022 during the third quarter of 2022, which modified the energy efficient home credit beginning with homes closed on or after January 1, 2023 and provided for more stringent energy standards than previous periods, resulting in fewer closings qualifying for energy efficient home credits.

For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $17.3 million and $55.0 million, respectively. For the six months ended June 30, 2023 and 2022, we recorded income tax expense of $28.0 million and $101.3 million, respectively.

Segment Assets

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of June 30, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022.

(dollars in thousands)

	June 30,	December 31	Increase (Decrease)
	2023	2022	Amount	Change
West	$676,682	$665,827	$10,855	1.6%
Mountain	1,024,418	1,122,892	(98,474)	(8.8)%
Texas	524,317	508,862	15,455	3.0%
Southeast	467,930	415,887	52,043	12.5%
Century Complete	353,034	376,131	(23,097)	(6.1)%
Financial Services	367,244	372,284	(5,040)	(1.4)%
Corporate	443,023	311,884	131,139	42.0%
Total assets	$3,856,648	$3,773,767	$82,881	2.2%

Total assets increased to $3.9 billion as of June 30, 2023 as compared to $3.8 billion as of December 31, 2022, primarily as a result of changes in our inventory balances within our homebuilding segments related to timing of home and land development construction activities and an increase in the number of homes under construction, and an increase in our Corporate assets, primarily driven by increases in cash and cash equivalents and increases related to Century Living.

Lots owned and controlled

	June 30, 2023			December 31, 2022			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,207	1,867	6,074	4,433	509	4,942	(5.1)%	266.8%	22.9%
Mountain	9,818	3,400	13,218	10,845	1,566	12,411	(9.5)%	117.1%	6.5%
Texas	7,627	6,811	14,438	7,432	3,876	11,308	2.6%	75.7%	27.7%
Southeast	5,769	4,079	9,848	5,576	5,733	11,309	3.5%	(28.9)%	(12.9)%
Century Complete	3,550	10,647	14,197	3,826	9,323	13,149	(7.2)%	14.2%	8.0%
Total	30,971	26,804	57,775	32,112	21,007	53,119	(3.6)%	27.6%	8.8%

Of our total lots owned and controlled as of June 30, 2023, 53.6% were owned and 46.4% were controlled, as compared to 60.5% owned and 39.5% controlled as of December 31, 2022.

Other Homebuilding Operating Data

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the three and six months ended June 30, 2023, and we have restated the corresponding segment information for those segments as of and for the three and six months ended June 30, 2022.

Net new home contracts

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2023	2022	Amount	% Change	2023	2022	Amount	% Change
West	237	248	(11)	(4.4)%	580	665	(85)	(12.8)%
Mountain	446	478	(32)	(6.7)%	779	1,064	(285)	(26.8)%
Texas	400	333	67	20.1%	875	829	46	5.5%
Southeast	351	415	(64)	(15.4)%	593	824	(231)	(28.0)%
Century Complete	883	759	124	16.3%	1,512	1,795	(283)	(15.8)%
Total	2,317	2,233	84	3.8%	4,339	5,177	(838)	(16.2)%

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2023 increased by 84 homes, or 3.8%, to 2,317 as compared to 2,223 for the same period in 2022. While inflation continues to impact the broader economy, homebuyers are adjusting to a more normalized higher interest rate environment. Net new home contracts for the six months ended June 30, 2023 decreased by 838 homes, or 16.2%, to 4,339 as compared to 5,177 for the same period in 2022, primarily driven by the reduced number of homes available for sale.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three and six months ended June 30, 2023 and 2022 by segment are included in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	% Change
West	3.4	3.8	(0.4)	(10.5)%
Mountain	3.6	4.8	(1.2)	(25.0)%
Texas	3.5	3.8	(0.3)	(7.9)%
Southeast	4.0	6.0	(2.0)	(33.3)%
Century Complete	2.9	2.4	0.5	20.8%
Total	3.3	3.5	(0.2)	(5.7)%

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	% Change
West	4.2	5.0	(0.8)	(16.0)%
Mountain	3.2	5.4	(2.2)	(40.7)%
Texas	3.8	4.8	(1.0)	(20.8)%
Southeast	3.4	6.0	(2.6)	(43.3)%
Century Complete	2.5	2.8	(0.3)	(10.7)%
Total	3.1	4.1	(1.0)	(24.4)%

During the three and six months ended June 30, 2023, our absorption rates decreased by 5.7% and 24.4%, respectively, to 3.3 per month and 3.1 per month, respectively, as compared to the same periods in 2022. While home sales pace across our markets has been impacted by increased mortgage interest rates, inflation, and macro-economic uncertainty as compared to the historical record demand in prior year periods, we are encouraged by recent trends in demand. During the three and six months ended June 30, 2023, we experienced cancellation rates of 14% and 16% respectively, which represents a significant reduction from cancellation rates we experienced in the latter half of 2022 as we believe homebuyers are adjusting to the higher interest rate environment and our strategy of selling homes later in the construction cycle has benefitted our cancellation rate.

Selling communities at period end

	As of June 30,		Increase/(Decrease)
	2023	2022	Amount	% Change

West	23	22	1	4.5%
Mountain	41	33	8	24.2%
Texas	38	29	9	31.0%
Southeast	29	23	6	26.1%
Century Complete	102	106	(4)	(3.8)%
Total	233	213	20	9.4%

Our selling communities increased by 20 communities to 233 communities at June 30, 2023 as compared to 213 at June 30, 2022. This increase was a result of net new community openings since the end of the prior year period.

Backlog

(dollars in thousands)

	As of June 30,
	2023			2022			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	203	$129,616	$638.5	367	$294,274	$801.8	(44.7)%	(56.0)%	(20.4)%
Mountain	310	149,369	481.8	1,137	632,865	556.6	(72.7)%	(76.4)%	(13.4)%
Texas	253	78,360	309.7	408	146,304	358.6	(38.0)%	(46.4)%	(13.6)%
Southeast	325	148,616	457.3	767	349,120	455.2	(57.6)%	(57.4)%	0.5%
Century Complete	911	244,118	268.0	2,088	554,997	265.8	(56.4)%	(56.0)%	0.8%
Total / Weighted Average	2,002	$750,079	$374.7	4,767	$1,977,560	$414.8	(58.0)%	(62.1)%	(9.7)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At June 30, 2023, we had 2,002 homes in backlog with a total value of $750.1 million, which represents decreases of 58.0% and 62.1%, respectively, as compared to 4,767 homes in backlog with a total value of $2.0 billion at June 30, 2022.  The decrease in backlog dollar value is primarily attributable to the decrease in backlog units, and in part due to a 9.7% decrease in the average sales price of homes in backlog.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of June 30, 2023, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	June 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$246,040	$191,541
Cash held in escrow	23,245	56,569
Accounts receivable	53,809	46,326
Inventories	2,856,388	2,830,645
Prepaid expenses and other assets	226,682	193,824
Property and equipment, net	32,415	31,326
Deferred tax assets, net	20,430	20,856
Goodwill	30,395	30,395
Total assets	$3,489,404	$3,401,482
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$145,225	$105,727
Accrued expenses and other liabilities	290,618	310,330
Notes payable	1,030,782	1,019,412
Revolving line of credit	—	—
Total liabilities	1,466,625	1,435,469
Stockholders’ equity:	2,022,779	1,966,013
Total liabilities and stockholders’ equity	$3,489,404	$3,401,482

Summarized Statements of Operations Data (in thousands)	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022

Total homebuilding revenues	$1,557,049	$4,410,483
Total homebuilding cost of revenues	(1,258,594)	(3,315,994)
Selling, general and administrative	(203,433)	(430,742)
Inventory impairment	—	(10,149)
Other income (expense)	(805)	(15,894)
Income before income tax expense	94,217	637,704
Income tax expense	(23,397)	(142,986)
Net income	$70,820	$494,718

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving line of credit availability, was $1.2 billion as of June 30, 2023 and $1.2 billion as of December 31, 2022.

Our principal uses of capital for the three and six months ended June 30, 2023 were our land purchases, land development, home construction, and the payment of routine liabilities.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and six months ended June 30, 2023, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 2, 2023.

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

As of June 30, 2023, we had outstanding purchase contracts and option contracts for 26,804 lots totaling approximately $1.2 billion and we had $41.2 million of deposits for land contracts, of which $19.4 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of June 30, 2023, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,270	$494,884
6.750% senior notes, due June 2027(1)	496,802	496,394
Other financing obligations(2)	38,710	28,134
Notes payable	1,030,782	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	191,024	197,626
Total debt	$1,221,806	$1,217,038

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of June 30, 2023, other financing obligations included $17.6 million related to insurance premium notes and certain secured borrowings, as well as $21.1 million outstanding under construction loan agreements, as described below. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under construction loan agreements.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2023 and December 31, 2022, we had $546.1 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

Construction Loan Agreements

On March 17, 2023, a wholly owned subsidiary of Century Living, LLC entered into a construction loan agreement with UMB Bank, N.A., and certain wholly owned subsidiaries of Century Living, LLC, are party to construction loan agreements entered into during 2022 with PNC Bank, National Association and U.S. Bank National Association, a national banking association, d/b/a Housing Capital Company (which along with UMB Bank, N.A., we collectively refer to as “the lenders”), respectively. The three construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed and until the projects are completed.

As of June 30, 2023, $21.1 million was outstanding under the construction loan agreements, with borrowings that bore a weighted average interest rate of 7.1% during the six months ended June 30, 2023, and we were in compliance with all covenants thereunder.

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

As of June 30, 2023, no amounts were outstanding under our revolving line of credit and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with Comerica Bank and J.P. Morgan, (which facilities we refer to as the “repurchase facilities”), which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $275.0 million as of June 30, 2023, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through June 21, 2024 and bore a weighted average interest rate of 6.67% during the six months ended June 30, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2023 and December 31, 2022, we had $191.0 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

At-the-Market Offerings

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three and six months ended June 30, 2023 and 2022, respectively, and as of June 30, 2023, all $100.0 million remained available for sale.

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

During the three and six months ended June 30, 2023, an aggregate of 30.4 thousand shares of our common stock were repurchased for a total purchase price of approximately $2.0 million at a weighted average price of $64.84 per share. During the three and six months ended June 30, 2022, an aggregate of 0.8 million and 1.8 million shares, respectively, of our common stock were repurchased for a total purchase price of approximately $35.9 million and $98.3 million, respectively, at a weighted average price of $45.42 and $54.46 per share. The maximum number of shares available to be repurchased under the stock repurchase program as of June 30, 2023 was 1,477,817 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except per share information):

			Six Months ended June 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368

			Six Months ended June 30, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568

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

Cash Flows— Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

For the six months ended June 30, 2023 and 2022, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $132.8 million during the six months ended June 30, 2023 as compared to net cash used in operating activities of $102.9 million during the six months ended June 30, 2022. The increase in cash provided by operations is primarily a result of reduced expenditures related to land acquisition and expenditures associated with the construction of homes during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This reduction was offset by (1) a decrease in net income of $216.4 million and (2) a reduction in our mortgage loans held for sale of $6.4 million during the six months ended June 30, 2023, as compared to a reduction in mortgage loans held for sale of $128.1 million during the six months ended June 30, 2022.

•Net cash used in investing activities increased to $48.6 million during the six months ended June 30, 2023, compared to $25.3 million during the six months ended June 30, 2022. The increase was primarily related to $39.5 million in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living.

•Net cash used in financing activities decreased to $23.4 million during the six months ended June 30, 2023, compared to $96.3 million during the six months ended June 30, 2022. The decrease in cash used in financing activities was primarily attributable to (1) a $116.3 million decrease in net payments on the repurchase facilities in the first six months of 2023 as compared to the prior year period and (2) $98.3 million of repurchases of common stock during the first six months of 2022, as compared to $2.0 million of repurchases of common stock during the first six months of 2023, partially offset by $141.0 million outstanding on the line of credit during the first six months of 2022, as compared to no amounts outstanding during the first six months of 2023.

As of June 30, 2023, our cash and cash equivalents and restricted cash balance was $369.3 million, as compared to $308.5 million as of December 31, 2022.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before loss on debt extinguishment (if applicable), and inventory impairment (if applicable). We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA or adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net income	$51,445	$158,668	(67.6)%	$84,756	$301,164	(71.9)%
Income tax expense	17,303	54,980	(68.5)%	28,001	101,260	(72.3)%
Interest in cost of home sales revenues	10,270	13,473	(23.8)%	20,077	25,619	(21.6)%
Interest expense (income)	(2,578)	(147)	NM %	(4,942)	(12)	NM %
Depreciation and amortization expense	3,621	2,746	31.9%	6,913	5,352	29.2%
EBITDA	80,061	229,720	(65.1)%	134,805	433,383	(68.9)%
Inventory impairment	—	—	NM	—	—	NM %
Adjusted EBITDA	$80,061	$229,720	(65.1)%	$134,805	$433,383	(68.9)%

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

(dollars in thousands)

	June 30,	December 31,
	2023	2022
Notes payable	$1,030,782	$1,019,412
Revolving line of credit	—	—
Construction loan agreements	(21,146)	(7,389)
Total homebuilding debt	1,009,636	1,012,023
Total stockholders' equity	2,221,917	2,150,215
Total capital	$3,231,553	$3,162,238
Homebuilding debt to capital	31.2%	32.0%

Total homebuilding debt	$1,009,636	$1,012,023
Cash and cash equivalents	(350,488)	(296,724)
Cash held in escrow	(23,245)	(56,569)
Net homebuilding debt	635,903	658,730
Total stockholders' equity	2,221,917	2,150,215
Net capital	$2,857,820	$2,808,945

Net homebuilding debt to net capital	22.3%	23.5%

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

(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income	$51,445	$158,668	$84,756	$301,164
Denominator
Weighted average common shares outstanding - basic	32,025,186	32,839,402	31,970,106	33,183,097
Dilutive effect of stock-based compensation awards	222,210	387,981	212,439	399,803
Weighted average common shares outstanding - diluted	32,247,396	33,227,383	32,182,545	33,582,900
Earnings per share:
Basic	$1.61	$4.83	$2.65	$9.08
Diluted	$1.60	$4.78	$2.63	$8.97

Adjusted earnings per share
Numerator
Net income	$51,445	$158,668	$84,756	$301,164
Income tax expense	17,303	54,980	28,001	101,260
Income before income tax expense	68,748	213,648	112,757	402,424
Inventory impairment	—	—	—	—
Adjusted income before income tax expense	68,748	213,648	112,757	402,424
Adjusted income tax expense(1)	(17,303)	(54,980)	(28,001)	(101,260)
Adjusted net income	$51,445	$158,668	$84,756	$301,164

Denominator - Diluted	32,247,396	33,227,383	32,182,545	33,582,900

Adjusted diluted earnings per share	$1.60	$4.78	$2.63	$8.97

(1)The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2023 were 25.2% and 24.8%, respectively, and the tax rates used in calculating adjusted net income for the three and six months ended June 30, 2022 were 25.7% and 25.2%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Inflation remained elevated during the three and six months ended June 30, 2023 compared to the prior year periods, and the Federal Reserve continued to raise the federal funds interest rate during the first half of 2023, which continued to impact interest rates on 30-year fixed mortgages. Due to higher mortgage rates, we were no longer able to offset cost increases with higher home selling prices in the first half of 2023.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2023, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2023 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 2, 2023, other than the revised risk factor below:

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our second quarter ended June 30, 2023.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April
April 1, 2023 through April 30, 2023	—	$—	—	1,508,169
May
May 1, 2023 through May 31, 2023	—	—	—	1,508,169
June
June 1, 2023 through June 30, 2023	30,352	64.84	30,352	1,477,817
Total	30,352	$64.84

(1)On November 6, 2018, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. We repurchased 30,352 shares during the period indicated above under this program and 1,477,817 shares remained available to repurchase under this program as of June 30, 2023.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

During the three months ended June 30, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 6.     EXHIBITS.

The following exhibits are either filed herewith or incorporated herein by reference:

Item No.	Description
3.1

Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to the initial filing of Century Communities, Inc.’s Registration Statement on Form S-1, filed with the SEC on May 5, 2014 (File No. 333-195678))

3.2

Certificate of Amendment to Certificate of Incorporation of Century Communities, Inc., as amended (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 4, 2023 (File No. 001-36491))

3.3

Amended and Restated Bylaws of Century Communities, Inc., effective November 9, 2022 (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 10, 2022 (File No. 001-36491)).

10.1	Amended and Restated Employment Agreement effective as of May 3, 2023 between Century Communities, Inc. and Dale Francescon (filed herewith)
10.2	Amended and Restated Employment Agreement effective as of May 3, 2023 between Century Communities, Inc. and Robert J. Francescon (filed herewith)
22.1	List of Guarantor Subsidiaries (filed herewith)
31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: July 26, 2023	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: July 26, 2023	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: July 26, 2023	By:	/s/ David Messenger
David Messenger
Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2023	By:	/s/ J. Scott Dixon
J. Scott Dixon
Assistant Chief Financial Officer
(Principal Accounting Officer)