Form 10-Q
period 2023-09-30
Century Communities, Inc.
filed 2023-10-26
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

On October 20, 2023, 31,774,615 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets	(unaudited)	(audited)
Cash and cash equivalents	$193,111	$296,724
Cash held in escrow	52,488	56,569
Accounts receivable	53,878	52,797
Inventories	3,058,317	2,830,645
Mortgage loans held for sale	162,742	203,558
Prepaid expenses and other assets	345,637	250,535
Property and equipment, net	34,044	31,688
Deferred tax assets, net	18,778	20,856
Goodwill	30,395	30,395
Total assets	$3,949,390	$3,773,767
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$161,054	$106,926
Accrued expenses and other liabilities	282,283	299,588
Notes payable	1,051,294	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	162,094	197,626
Total liabilities	1,656,725	1,623,552
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,773,033 and 31,772,791 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	318	318
Additional paid-in capital	582,334	584,803
Retained earnings	1,710,013	1,565,094
Total stockholders' equity	2,292,665	2,150,215
Total liabilities and stockholders' equity	$3,949,390	$3,773,767

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Homebuilding revenues
Home sales revenues	$865,065	$1,118,588	$2,419,025	$3,241,537
Land sales and other revenues	722	2,432	3,811	12,872
Total homebuilding revenues	865,787	1,121,020	2,422,836	3,254,409
Financial services revenues	23,636	23,271	63,768	72,373
Total revenues	889,423	1,144,291	2,486,604	3,326,782
Homebuilding cost of revenues
Cost of home sales revenues	(652,411)	(841,665)	(1,910,630)	(2,365,633)
Cost of land sales and other revenues	—	(292)	(375)	(9,151)
Total homebuilding cost of revenues	(652,411)	(841,957)	(1,911,005)	(2,374,784)
Financial services costs	(11,432)	(13,922)	(33,983)	(43,262)
Selling, general and administrative	(111,918)	(110,687)	(315,351)	(321,484)
Other income (expense)	(1,663)	(5,651)	(1,509)	(12,754)
Income before income tax expense	111,999	172,074	224,756	574,498
Income tax expense	(28,849)	(27,601)	(56,850)	(128,861)
Net income	$83,150	$144,473	$167,906	$445,637

Earnings per share:
Basic	$2.60	$4.49	$5.25	$13.57
Diluted	$2.58	$4.44	$5.21	$13.41
Weighted average common shares outstanding:
Basic	31,962,884	32,196,589	31,967,672	32,850,647
Diluted	32,237,022	32,570,335	32,200,677	33,241,764

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$167,906	$445,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,019	8,207
Stock-based compensation expense	26,517	14,950
Fair value of mortgage loans held for sale and other	(2,269)	12,174
Abandonment of lot option contracts	3,021	7,389
Deferred income taxes	2,078	(12,634)
Loss on disposition of assets	1,062	1,504
Changes in assets and liabilities:
Cash held in escrow	4,081	(31,655)
Accounts receivable	(1,081)	(24)
Inventories	(225,587)	(649,038)
Mortgage loans held for sale	36,343	142,283
Prepaid expenses and other assets	(21,179)	(33,129)
Accounts payable	54,126	9,374
Accrued expenses and other liabilities	(23,029)	17,855
Net cash provided by (used in) operating activities	33,008	(67,107)
Investing activities
Purchases of property and equipment	(14,438)	(15,395)
Expenditures related to development of rental properties	(59,812)	(18,082)
Other investing activities	(346)	(3,853)
Net cash used in investing activities	(74,596)	(37,330)
Financing activities
Borrowings under revolving credit facilities	25,000	968,000
Payments on revolving credit facilities	(25,000)	(803,000)
Borrowing under construction loan agreements	21,453	—
Proceeds from issuance of insurance premium notes and other	26,511	25,070
Principal payments on insurance premium notes and other	(17,273)	(11,627)
Net payments for mortgage repurchase facilities	(35,532)	(136,829)
Withholding of common stock upon vesting of stock-based compensation awards	(10,672)	(12,735)
Repurchases of common stock under stock repurchase program	(19,227)	(120,646)
Dividend payments	(22,074)	(19,680)
Other financing activities	—	2,941
Net cash used in financing activities	(56,814)	(108,506)
Net decrease	$(98,402)	$(212,943)
Cash and cash equivalents and Restricted cash
Beginning of period	308,492	322,241
End of period	$210,090	$109,298
Supplemental cash flow disclosure
Cash paid for income taxes	$41,358	$151,079
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$193,111	$98,203
Restricted cash (Note 5)	16,979	11,095
Cash and cash equivalents and Restricted cash	$210,090	$109,298

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(in thousands)

For the Three Months Ended September 30, 2023 and 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2023	32,020	$320	$586,856	$1,634,741	$2,221,917
Vesting of stock-based compensation awards	1	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	—	—	(29)	—	(29)
Repurchases of common stock	(248)	(2)	(17,256)	—	(17,258)
Stock-based compensation expense		—	12,226	—	12,226
Cash dividends declared and dividend equivalents	—	—	537	(7,878)	(7,341)
Net income	—	—	—	83,150	83,150
Balance at September 30, 2023	31,773	$318	$582,334	$1,710,013	$2,292,665

Balance at June 30, 2022	32,273	$323	$596,727	$1,354,114	$1,951,164
Vesting of stock-based compensation awards	—	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	—	—	—	—	—
Repurchases of common stock	(501)	(5)	(22,336)		(22,341)
Stock-based compensation expense	—	—	5,159	—	5,159
Cash dividends declared and dividend equivalents	—	—	147	(6,602)	(6,455)
Net income	—	—	—	144,473	144,473
Balance at September 30, 2022	31,772	$318	$579,697	$1,491,985	$2,072,000

For the Nine Months Ended September 30, 2023 and 2022

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards	448	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(170)	(2)	(10,670)	—	(10,672)
Repurchases of common stock	(278)	(2)	(19,225)	—	(19,227)
Stock-based compensation expense	—	—	26,517	—	26,517
Cash dividends declared and dividend equivalents	—	—	913	(22,987)	(22,074)
Net income	—	—	—	167,906	167,906
Balance at September 30, 2023	31,773	$318	$582,334	$1,710,013	$2,292,665

Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards	516	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(200)	(2)	(12,733)	—	(12,735)
Repurchases of common stock	(2,305)	(23)	(120,623)	—	(120,646)
Stock-based compensation expense	—	—	14,950	—	14,950
Cash dividends declared and dividend equivalents	—	—	297	(19,977)	(19,680)
Other	—	—	(34)	—	(34)
Net income	—	—	—	445,637	445,637
Balance at September 30, 2022	31,772	$318	$579,697	$1,491,985	$2,072,000

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

•Mountain (Arizona, Colorado, Nevada, and Utah)

•Texas

•Southeast (Alabama, Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, Ohio, South Carolina)

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the three and nine months ended September 30, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022 and for the three and nine months ended September 30, 2022.

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

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
West	$167,708	$255,413	$436,081	$811,961
Mountain	207,054	288,620	683,432	852,981
Texas	111,694	132,940	327,844	424,893
Southeast	164,968	196,787	369,414	526,944
Century Complete	214,363	247,260	606,065	637,630
Financial Services	23,636	23,271	63,768	72,373
Corporate	—	—	—	—
Total revenue	$889,423	$1,144,291	$2,486,604	$3,326,782

Income (loss) before income tax expense:
West	$31,419	$51,036	$54,358	$200,213
Mountain	25,449	51,058	77,946	159,559
Texas	16,377	20,084	31,502	73,579
Southeast	33,717	38,400	63,675	108,053
Century Complete	30,873	33,939	61,171	91,168
Financial Services	12,204	9,349	29,785	29,111
Corporate	(38,040)	(31,792)	(93,681)	(87,185)
Total income before income tax expense	$111,999	$172,074	$224,756	$574,498

The following table summarizes total assets by segment (in thousands):

	September 30,	December 31,
	2023	2022
West	$732,859	$665,827
Mountain	1,076,810	1,122,892
Texas	573,187	508,862
Southeast	506,659	415,887
Century Complete	401,238	376,131
Financial Services	347,896	372,284
Corporate	310,741	311,884
Total assets	$3,949,390	$3,773,767

Corporate assets primarily include certain cash and cash equivalents, capitalized interest, costs associated with development of multi-family rental properties, certain property and equipment, prepaid insurance, and deferred financing costs on our revolving line of credit.

3. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2023	2022
Homes under construction	$1,507,186	$1,213,919
Land and land development	1,477,804	1,554,951
Capitalized interest	73,327	61,775
Total inventories	$3,058,317	$2,830,645

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, are also included in financial services revenue on the consolidated statements of operations. Financial services revenue also includes fees earned from originating mortgage loans which are recognized at the time the mortgage loans are funded, including origination fees, discount points to reduce interest rates and fees earned from forward commitment agreements entered into between our homebuilding segments and Financial Services.

As of September 30, 2023 and December 31, 2022, Inspire had mortgage loans held for sale with an aggregate fair value of $162.7 million and $203.6 million, respectively, and an aggregate outstanding principal balance of $165.7 million and $202.0 million, respectively. Net losses on the sale of mortgage loans were $6.9 million and $3.4 million for the three and nine months ended September 30, 2023, respectively, and net gains on the sale of mortgage loans were $4.5 million and $15.3 million for the three and nine months ended September 30, 2022, respectively. Losses from the change in fair value for mortgage loans held for sale were $2.9 million and $4.9 million for the three and nine months ended September 30, 2023, respectively, and were $8.1 million and $16.7 million for the three and nine months ended September 30, 2022, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $138.9 million and $68.1 million at September 30, 2023 and December 31, 2022, respectively, and carried a weighted average interest rate of approximately 6.0% and 6.1%, respectively.  Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$44,234	$31,716
Lot option and escrow deposits	46,752	48,354
Performance deposits	12,077	12,626
Restricted cash (1)	16,979	11,768
Multi-family rental properties under construction	119,206	56,615
Mortgage loans held for investment at fair value	21,367	18,875
Mortgage loans held for investment at amortized cost	6,927	6,574
Mortgage servicing rights	30,493	24,164
Derivative assets	5,458	1,958
Other assets and prepaid expenses	42,144	37,885
Total prepaid expenses and other assets	$345,637	$250,535

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2023	2022
Earnest money deposits	$15,805	$17,903
Warranty reserve	12,789	13,136
Self-insurance reserve	20,495	16,998
Accrued compensation costs	61,026	80,415
Land development and home construction accruals	118,352	128,483
Accrued interest	13,841	10,670
Derivative liabilities	—	1,526
Other accrued liabilities	39,975	30,457
Total accrued expenses and other liabilities	$282,283	$299,588

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.5 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and we reduced our warranty reserve by $1.2 million and $0.6 million during the nine months ended September 30, 2023 and 2022, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and nine months ended September 30, 2023 and 2022 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$12,984	$14,127	$13,136	$13,343
Warranty expense provisions	2,199	3,498	6,500	7,645
Payments	(1,874)	(2,179)	(5,643)	(5,046)
Warranty adjustment	(520)	(110)	(1,204)	(606)
Ending balance	$12,789	$15,336	$12,789	$15,336

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have closed and premise operations during construction. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based on third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our third-party actuarial analysis, we reduced our self-insurance reserve by $3.4 million during the three and nine months ended September 30, 2023, and we increased our self-insurance reserve by $0.9 million during the three and nine months ended September 30, 2022. Any adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and nine months ended September 30, 2023 and 2022 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$21,477	$10,153	$16,998	$5,103
Self-insurance expense provisions	2,470	2,861	7,029	7,911
Payments	(16)	—	(96)	—
Self-insurance adjustment	(3,436)	850	(3,436)	850
Ending balance	$20,495	$13,864	$20,495	$13,864

9. Debt

Our outstanding debt obligations included the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,463	$494,884
6.750% senior notes, due June 2027(1)	497,006	496,394
Other financing obligations(2)	58,825	28,134
Notes payable	1,051,294	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	162,094	197,626
Total debt	$1,213,388	$1,217,038

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of September 30, 2023, other financing obligations included $30.0 million related to insurance premium notes and certain secured borrowings, as well as $28.8 million outstanding under construction loan agreements. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under construction loan agreements.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC, are parties to construction loan agreements entered into during 2022 and the first quarter of 2023 with various banks, (which we collectively refer to as “the lenders”). The three construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of September 30, 2023, $28.8 million was outstanding under the construction loan agreements, with borrowings that bore a weighted average interest rate of 7.2% during the nine months ended September 30, 2023, and we were in compliance with all covenants thereunder.

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

As of September 30, 2023 and December 31, 2022, no amounts were outstanding under the revolving line of credit, respectively, and we were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is a party to a mortgage warehouse facility with J.P. Morgan, which provides Inspire with uncommitted repurchase facilities of up to an aggregate of $200.0 million as of September 30, 2023, secured by the mortgage loans financed thereunder, and a maturity date through January 19, 2024. During the three months ended September 30, 2023, we terminated our mortgage warehouse facility agreement with Comerica, which provided uncommitted repurchase facilities of up to an aggregate of $75.0 million, with outstanding principal and interest due on December 29, 2023. The repurchase facilities bore a weighted average interest rate of 6.80% during the nine months ended September 30, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2023 and December 31, 2022, we had $162.1 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2023 and 2022, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest capitalized beginning of period	$69,745	$57,124	$61,775	$53,379
Interest capitalized during period	14,234	17,281	42,281	46,645
Less: capitalized interest in cost of sales	(10,652)	(13,726)	(30,729)	(39,345)
Interest capitalized end of period	$73,327	$60,679	$73,327	$60,679

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2023 estimated annual effective tax rate, before discrete items of 26.4%, is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase of 1.6%.

For the nine months ended September 30, 2023, our estimated annual rate of 26.4% was benefitted by discrete items which had a net impact of decreasing our rate by 1.1%, including federal energy home tax credits claimed for prior year home deliveries in excess of previous estimates and the impact of excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2023 and 2022, we recorded income tax expense of $28.8 million and $27.6 million, respectively. For the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $56.9 million and $128.9 million, respectively.

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

•Derivative assets and liabilities – Derivative assets are associated with interest rate lock commitments and investor commitments on loans and may also be associated with forward mortgage-backed securities contracts. Derivative liabilities are associated with forward mortgage-backed securities contracts. Fair value is based on market prices for similar instruments.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, respectively (in thousands):

			September 30,	December 31,
	Balance Sheet Classification	Hierarchy	2023	2022

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$162,742	$203,558
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$21,367	$18,875
Derivative assets	Prepaid expenses and other assets	Level 2	$5,458	$1,958
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$30,493	$24,164
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$1,526

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 9.0%, 10.2%, and $0.071 per year per loan, respectively, as of September 30, 2023, and 7.6%, 9.0%, and $0.072 per year per loan, respectively, as of December 31, 2022. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage servicing rights	2023	2022	2023	2022
Beginning of period	$26,631	$20,196	$24,164	$13,701
Originations	3,017	1,232	5,121	6,605
Settlements	(428)	(166)	(989)	(701)
Changes in fair value	1,273	532	2,197	2,189
End of period	$30,493	$21,794	$30,493	$21,794

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage loans held-for-investment at fair value	2023	2022	2023	2022
Beginning of period	$20,559	$14,509	$18,875	$10,631
Transfers from loans held for sale	1,268	1,904	4,432	7,046
Settlements	(316)	—	(997)	(1,121)
Reduction in unpaid principal balance	(120)	(89)	(753)	(213)
Changes in fair value	(24)	(39)	(190)	(58)
End of period	$21,367	$16,285	$21,367	$16,285

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at September 30, 2023 and December 31, 2022, respectively (in thousands).

		September 30, 2023		December 31, 2022

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$193,111	$193,111	$296,724	$296,724
3.875% senior notes (1)(2)	Level 2	$495,463	$412,500	$494,884	$395,000
6.750% senior notes (1)(2)	Level 2	$497,006	$490,000	$496,394	$477,500
Revolving line of credit(3)	Level 2	$—	$—	$—	$—
Other financing obligations(3)(4)	Level 3	$58,825	$58,825	$28,134	$28,134
Mortgage repurchase facilities(3)	Level 2	$162,094	$162,094	$197,626	$197,626

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2023, these amounts totaled $4.5 million and $3.0 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2022, these amounts totaled $5.1 million and $3.6 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)During the period ended September 30, 2023, other financing obligations included $30.0 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 7.70%, and $28.8 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.2%. During the period ended December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 5.84%, and $7.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 5.6%.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three and nine months ended September 30, 2023 and 2022. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the nine months ended September 30, 2023 and 2022, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $62.68 and $63.26 per share, respectively, that primarily vest over a three year period. During the nine months ended September 30, 2023 and 2022, we granted 11.0 thousand and 11.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $65.77 and $54.46 per share, respectively, to our non-employee directors.

During the nine months ended September 30, 2023 and 2022, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million and 0.5 million shares of common stock, respectively, assuming maximum level of performance, with a grant date fair value of $60.05 and $55.93 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued for the PSUs ranges from 0% to up to 250% of a targeted number of shares dependent upon the participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the nine months ended September 30, 2023 and 2022, we issued 0.3 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2024 to 2026 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

As of September 30, 2023
Unvested units	1,357
Unrecognized compensation cost	$41,092
Weighted-average years to recognize compensation cost	1.91

During the three months ended September 30, 2023 and 2022, we recognized stock-based compensation expense of $12.2 million and $5.2 million, respectively. During the nine months ended September 30, 2023 and 2022, we recognized stock-based compensation expense of $26.5 million and $15.0 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations.

During the three and nine months ended September 30, 2023, in accordance with ASC 718, Compensation—Stock Compensation we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest under our PSU awards increased by 0.4 million shares during the three months ended September 30, 2023 and 0.4 million shares during the nine months ended September 30, 2023. We recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $7.4 million ($5.5 million net of tax), or $0.17 per share (basic and diluted), for the three months ended September 30, 2023, and $10.8 million ($8.0 million net of tax), or $0.25 per share (basic and diluted), for the nine months ended September 30, 2023.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2023 and December 31, 2022, there were 31.8 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the nine months ended September 30, 2023 and 2022, we issued 0.4 million and 0.5 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of September 30, 2023, approximately 2.5 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the nine months ended September 30, 2023 and 2022, respectively (in thousands, except per share information):

			Nine Months Ended September 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341

			Nine Months Ended September 30, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455

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

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023, all $100.0 million remained available for sale.

We authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three and nine months ended September 30, 2023, an aggregate of 247.8 thousand and 278.2 thousand shares, respectively, were repurchased for a total purchase price of approximately $17.3 million and $19.2 million, respectively, and a weighted average price of $69.61 and $69.09 per share, respectively. During the three and nine months ended September 30, 2022, an aggregate of 0.5 million and 2.3 million shares, respectively, were repurchased for a total purchase price of approximately $22.3 million and $120.6 million, respectively, and a weighted average price of $44.58 and $52.32 per share, respectively. The maximum number of shares available to be repurchased under the stock repurchase program as of September 30, 2023 was 1,230,010 shares.

During the nine months ended September 30, 2023 and 2022, shares of common stock at a total cost of $10.7 million and $12.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$83,150	$144,473	$167,906	$445,637
Denominator
Weighted average common shares outstanding - basic	31,962,884	32,196,589	31,967,672	32,850,647
Dilutive effect of stock-based compensation awards	274,138	373,746	233,005	391,117
Weighted average common shares outstanding - diluted	32,237,022	32,570,335	32,200,677	33,241,764
Earnings per share:
Basic	$2.60	$4.49	$5.25	$13.57
Diluted	$2.58	$4.44	$5.21	$13.41

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.9 million and 0.5 million common stock unit equivalents from diluted earnings per share during the three months ended September 30, 2023 and 2022, respectively, and we excluded 0.8 million and 0.5 million common stock unit equivalents from diluted earnings per share during the nine months ended September 30, 2023 and 2022, respectively, related to the PSUs for which performance conditions remained unsatisfied.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2023 and December 31, 2022, we had $513.9 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

•volatility and uncertainty in the credit markets and broader financial markets and the impact on such markets and our ability to access them in the event of a threatened or actual U.S. government shutdown or sovereign default;

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

•unstable economic and political conditions as well as geopolitical conflicts, could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels and cause higher interest rates, inflation or general economic uncertainty;

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, and IHL Home Insurance Agency, LLC, which provide mortgage, title, and insurance services, respectively, primarily to our homebuyers, have been identified as our Financial Services reportable segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. During the three and nine months ended September 30, 2023, our Century Living operations were engaged in construction on three multi-family projects in Colorado, which commenced construction in 2022. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 6,411 homes delivered during the first nine months of 2023, approximately 91% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

Financial Overview

We generated solid financial results during the first nine months of 2023 and we are encouraged by the housing market conditions as compared to the second half of 2022, when increased mortgage interest rates, inflation, and macro-economic uncertainty considerably impacted the U.S. housing market. While inflation continued to impact the broader economy during the first nine months of 2023, homebuyers are adjusting to a more normalized higher interest rate environment, and we experienced more typical seasonality surrounding demand. Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2023 increased 63.1% as compared to the prior year period. Further, during the three and nine months ended September 30, 2023, our cancellation rates were 16.2% and 15.8%, respectively, representing significant improvements from the cancellation rates we experienced in the latter half of 2022.

During the third quarter of 2023, we continued to experience improved cycle times and benefitted from reduced direct construction costs on our starts as compared to the high point of our direct construction costs during the second quarter of 2022. Further, during the second and third quarters of 2023, we reduced incentive offerings across our communities as compared to previous quarters, which along with improved construction costs and cycle times, contributed to an improvement to our homebuilding gross margin during the third quarter of 2023 as compared to the first and second quarters of 2023.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy. While we experienced strengthened market demand during the third quarter of 2023 compared to the latter half of 2022, we believe future demand for our homes is uncertain as future economic and market conditions are uncertain, in particular with respect to inflation; the impact of recent and potential for future increases to the federal funds interest rate by the Federal

Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial markets, credit and mortgage markets; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy, consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-Q. Specifically, a rise in interest rates increases the costs of owning a home and adversely affects the purchasing power of our customers and could decrease homebuyer confidence hindering not only demand for our homes, but also our ability to realize our backlog. A decrease in demand for our homes or an increase in cancellations due to increased interest rates or otherwise would adversely affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

Despite future macro-economic uncertainty, especially in relation to the interest rate environment, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy in order to optimize stockholder returns.

Results of Operations

During the three and nine months ended September 30, 2023, we generated $112.0 million and $224.8 million, respectively, in income before income tax expense, as compared to $172.1 million and $574.5 million, respectively, in the respective prior year periods. During the three and nine months ended September 30, 2023, we generated net income of $83.2 million, or $2.58 per diluted share, and $167.9 million, or $5.21 per diluted share, respectively, as compared to $144.5 million, or $4.44 per diluted share, and $445.6 million, or $13.41 per diluted share, respectively, in the respective prior year periods.

During the three and nine months ended September 30, 2023, we generated total revenues of $889.4 million and $2.5 billion, respectively, driven primarily by home sales revenue, as compared to $1.1 billion and $3.3 billion, respectively, in the respective prior year periods. During the three and nine months ended September 30, 2023, we delivered 2,264 and 6,411 homes, respectively, with an average sales price of $382.1 thousand and $377.3 thousand, respectively. The number of homes delivered decreased by 13.9% and 16.6%, respectively, as compared to the respective prior year periods, which were primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022. Average sales price decreased 10.2% and 10.5% during the three and nine months ended September 30, 2023 as compared to the respective prior year periods.

We ended the third quarter of 2023 with no amounts outstanding under our revolving line of credit, $193.1 million of cash and cash equivalents, $52.5 million of cash held in escrow, a homebuilding debt to capital ratio of 30.8%, and a net homebuilding debt to net capital ratio of 25.3%. During the three and nine months ended September 30, 2023, we paid quarterly cash dividends to our stockholders of $0.23 per share, a 15% increase from the quarterly dividends paid during the three and nine months ended September 30, 2022 of $0.20 per share.

During the three months ended September 30, 2023, we generated financial services revenue of $23.6 million, representing an increase of 1.6% as compared to the prior year period. During the nine months ended September 30, 2023, we generated financial services revenue of $63.8 million, a decrease of 11.9% as compared to the prior year period, primarily driven by reduced margins on loans sold to third parties period over period and a decrease in the number of mortgages originated during the current year period, partially offset by a smaller fair value markdown on our loan pipeline as compared to the prior year period, and increased revenue related to discount points compared to the prior year period.

Our Century Living operations are engaged in construction on three multi-family projects in Colorado, which commenced in 2022 and comprise over 900 total units. The first multi-family property consisting of over 200 units became available for leasing during the third quarter of 2023, and we anticipate the remaining projects will be available for leasing during 2024.

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022.

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statements of Operations:
Revenues
Home sales revenues	$865,065	$1,118,588	$2,419,025	$3,241,537
Land sales and other revenues	722	2,432	3,811	12,872
Total homebuilding revenues	865,787	1,121,020	2,422,836	3,254,409
Financial services revenues	23,636	23,271	63,768	72,373
Total revenues	889,423	1,144,291	2,486,604	3,326,782
Homebuilding cost of revenues
Cost of home sales revenues	(652,411)	(841,665)	(1,910,630)	(2,365,633)
Cost of land sales and other revenues	—	(292)	(375)	(9,151)
	(652,411)	(841,957)	(1,911,005)	(2,374,784)
Financial services costs	(11,432)	(13,922)	(33,983)	(43,262)
Selling, general, and administrative	(111,918)	(110,687)	(315,351)	(321,484)
Other income (expense)	(1,663)	(5,651)	(1,509)	(12,754)
Income before income tax expense	111,999	172,074	224,756	574,498
Income tax expense	(28,849)	(27,601)	(56,850)	(128,861)
Net income	$83,150	$144,473	$167,906	$445,637
Earnings per share:
Basic	$2.60	$4.49	$5.25	$13.57
Diluted	$2.58	$4.44	$5.21	$13.41
Adjusted diluted earnings per share(1)	$2.58	$4.44	$5.21	$13.41
Other Operating Information (dollars in thousands):
Number of homes delivered	2,264	2,630	6,411	7,691
Average sales price of homes delivered	$382.1	$425.3	$377.3	$421.5
Homebuilding gross margin percentage(2)	24.6%	24.8%	21.0%	27.0%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	25.8%	26.0%	22.3%	28.2%
Backlog at end of period, number of homes	1,887	3,455	1,887	3,455
Backlog at end of period, aggregate sales value	$707,169	$1,379,380	$707,169	$1,379,380
Average sales price of homes in backlog	$374.8	$399.2	$374.8	$399.2
Net new home contracts	2,149	1,318	6,488	6,495
Selling communities at period end	252	217	252	217
Average selling communities	246	213	233	204
Total owned and controlled lot inventory	68,570	62,778	68,570	62,778
Adjusted EBITDA(1)	$125,268	$188,653	$260,073	$622,036
Adjusted income before income tax expense(1)	$111,999	$172,074	$224,756	$574,498
Adjusted net income(1)	$83,150	$144,473	$167,906	$445,637
Net homebuilding debt to net capital (1)	25.3%	32.5%	25.3%	32.5%

(1) This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. No impairment charges were recorded for the three and nine months ended September 30, 2023 and 2022.

Results of Operations by Segment

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis for the three and nine months ended September 30, 2023, and we have restated the corresponding segment information for those segments for the three and nine months ended September 30, 2022.

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
West	281	378	$596.6	$674.3	$167,636	$254,885	$31,419	$51,036
Mountain	415	494	498.5	582.4	206,857	287,723	25,449	51,058
Texas	382	379	292.3	350.3	111,656	132,777	16,377	20,084
Southeast	378	423	435.9	464.0	164,784	196,286	33,717	38,400
Century Complete	808	956	265.0	258.3	214,132	246,917	30,873	33,939
Financial Services	—	—	—	—	—	—	12,204	9,349
Corporate	—	—	—	—	—	—	(38,040)	(31,792)
Total	2,264	2,630	$382.1	$425.3	$865,065	$1,118,588	$111,999	$172,074

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
West	738	1,200	$590.5	$676.1	$435,774	$811,284	$54,358	$200,213
Mountain	1,325	1,466	514.4	575.4	681,621	843,592	77,946	159,559
Texas	1,159	1,291	282.7	328.5	327,639	424,060	31,502	73,579
Southeast	851	1,193	433.6	441.0	368,993	526,135	63,675	108,053
Century Complete	2,338	2,541	258.8	250.5	604,998	636,466	61,171	91,168
Financial Services	—	—	—	—	—	—	29,785	29,111
Corporate	—	—	—	—	—	—	(93,681)	(87,185)
Total	6,411	7,691	$377.3	$421.5	$2,419,025	$3,241,537	$224,756	$574,498

West

During the three and nine months ended September 30, 2023, our West segment generated income before income tax expense of $31.4 million and $54.4 million, respectively, a 38.4% and 72.8% decrease, respectively, as compared to the respective prior year periods. These decreases were primarily driven by decreases in home sales revenue of $87.2 million and $375.5 million, respectively. The revenue decreases during the three and nine months ended September 30, 2023 were primarily driven by a 25.7% and 38.5% decrease, respectively, in the number of homes delivered, and a 11.5% and 12.7% decrease, respectively, in the average sales price per home. For both the three- and nine-month comparisons, the decreases in the number of homes delivered were primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022. For both the three- and nine-month comparisons, the average sales price decreases were driven by the mix of deliveries and pricing to market within individual communities. For the three-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of decreased revenue on a partially fixed cost base, and for the nine-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Mountain

During the three and nine months ended September 30, 2023, our Mountain segment generated income before income tax expense of $25.4 million and $77.9 million, respectively, a 50.2% and 51.1% decrease, respectively, as compared to the respective prior year periods. These decreases were primarily driven by decreases in home sales revenue of $80.9 million and $162.0 million, respectively.

The revenue decreases during the three and nine months ended September 30, 2023 were primarily driven by a 16.0% and 9.6% decrease, respectively, in the number of homes delivered, and a 14.4% and 10.6% decrease, respectively, in the average sales price per home. For both the three- and nine-month comparisons, the decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and the average sales price decreases were driven by the mix of deliveries and pricing to market within individual communities. For the three-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of decreased revenue on a partially fixed cost base, and for the nine-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Texas

During the three and nine months ended September 30, 2023, our Texas segment generated income before income tax expense of $16.4 million and $31.5 million, respectively, an 18.5% and 57.2% decrease, respectively, as compared to the respective prior year periods. For both the three- and nine-month comparisons, the decreases were primarily driven by a decrease in home sales revenue of $21.1 million and $96.4 million, respectively. The revenue decrease during the three months ended September 30, 2023 was primarily driven a 16.6% decrease in the average sales price per home, and the revenue decrease during the nine months ended September 20, 2023 was primarily driven by a 10.2% decrease in the number of homes delivered and a 13.9% decrease in the average sales price per home. For both the three- and nine-month comparisons, the average sales price decreases were driven by the mix of deliveries and pricing to market within individual communities, and for the nine-month comparison, the decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022. For the nine-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Southeast

During the three and nine months ended September 30, 2023, our Southeast segment generated income before income tax expense of $33.7 million and $63.7 million, respectively, a 12.2% and 41.1% decrease, respectively, as compared to the respective prior year periods. For the three- and nine-month comparisons, the decreases were primarily driven by a decrease in home sales revenue of $31.5 million and $157.1 million, respectively. The revenue decreases during the three- and nine months ended September 30, 2023 were primarily driven by a 10.6% and 28.7% decrease, respectively, in the number of homes delivered, and a 6.1% and 1.7% decrease, respectively, in the average sales price per home. For the three- and nine-month comparisons, the decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022. For both the three- and nine-month comparisons, the average sales price decreases were driven by the mix of deliveries and pricing to market within individual communities. For the nine-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Century Complete

During the three and nine months ended September 30, 2023, our Century Complete segment generated income before income tax expense of $30.9 million and $61.2 million, respectively, a 9.0% and 32.9% decrease, respectively, as compared to the respective prior year periods. For the three- and nine-month comparisons, the decreases were primarily driven by a decrease in home sales revenue of $32.8 million and $31.5 million, respectively. The revenue decreases during the three- and nine months ended September 30, 2023 were primarily driven by a 15.5% and 8.0% decrease, respectively, in the number of homes delivered, and partially offset by a 2.6% and 3.3% increase, respectively, in the average sales price per home. For the three- and nine-month comparisons, the decreases in the number of homes delivered were primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022. For both the three- and nine-month comparisons, the average sales price increases were driven by the mix of deliveries and pricing to market within individual communities. For the nine-month comparison, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to the number of homes delivered. Our Financial Services segment generated income before income tax of $12.2 million for the three months ended September 30, 2023, a 30.5% increase over the prior year period. This increase was primarily the result of a $2.5 million decrease in financial services costs due to decreased headcount period over period. Our Financial Services segment generated income before income tax of $29.8 million for the nine months ended September 30, 2023, a nominal increase over the prior year period, primarily the result of a $9.3 million decrease in financial services costs due to decreased headcount as compared to the prior year period, partially offset by an $8.6 million decrease in financial services revenue as compared to the prior year period. The decrease in financial services revenue was primarily driven by reduced margins on loans sold to third parties period over period and a 17.1% decrease in the number of mortgages originated during the nine months ended September 30, 2023, and partially offset by a smaller fair value markdown on our loan pipeline as compared to the prior year period, and increased revenue related to discount points compared to the prior year period.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total originations:
Number of loans	1,280	1,375	3,615	4,360
Principal	$443,829	$496,071	$1,248,998	$1,576,773
Capture rate of Century homebuyers	71%	66%	70%	71%
Century Communities	77%	70%	76%	76%
Century Complete	59%	57%	59%	59%
Average FICO score	727	728	725	731
Century Communities	731	736	730	739
Century Complete	719	709	715	711

Loans sold to third parties:
Number of loans sold	1,382	1,383	3,725	4,759
Principal	$473,400	$507,784	$1,281,823	$1,707,851

Corporate

During the three and nine months ended September 30, 2023, our Corporate segment generated losses of $38.0 million and $93.7 million, respectively, as compared to losses of $31.8 million and $87.2 million, respectively, during the same respective period in 2022. These increases in losses were primarily driven by adjustments to increase stock-based compensation expense during the three and nine months ended September 30, 2023 of $7.4 million and $10.8 million, respectively, to reflect an increased estimate in the number of shares which will ultimately vest and be issued under certain performance share awards.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the three and nine months ended September 30, 2023 to 24.6% and 21.0%, respectively, as compared to 24.8% and 27.0% during the same respective periods in 2022.  The decreases for the three and nine-month comparisons were primarily driven by deliveries during the period that carried both higher incentives and elevated construction costs due to homes commencing construction during high costs periods in 2022.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues.

	Three Months Ended September 30,
	2023	%	2022	%

Home sales revenues	$865,065	100.0%	$1,118,588	100.0%
Cost of home sales revenues	(652,411)	(75.4)%	(841,665)	(75.2)%
Inventory impairment	—	—%	—	—%
Homebuilding gross margin	212,654	24.6%	276,923	24.8%
Add: Inventory impairment	—	—%	—	—%
Add: Interest in cost of home sales revenues	10,652	1.2%	13,726	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$223,306	25.8%	$290,649	26.0%

	Nine Months Ended September 30,
	2023	%	2022	%

Home sales revenues	$2,419,025	100.0%	$3,241,537	100.0%
Cost of home sales revenues	(1,910,630)	(79.0)%	(2,365,633)	(73.0)%
Inventory impairment	—	—%	—	—%
Homebuilding gross margin	508,395	21.0%	875,904	27.0%
Add: Inventory impairment	—	—%	—	—%
Add: Interest in cost of home sales revenues	30,729	1.3%	39,345	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$539,124	22.3%	$915,249	28.2%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and nine months ended September 30, 2023, our adjusted homebuilding gross margin percentage excluding inventory impairment and interest in cost of home sales revenues, was 25.8% and 22.3%, respectively, as compared to 26.0% and 28.2% for the same respective periods in 2022. We believe the above information is meaningful as it isolates the impact that indebtedness, inventory impairment (if applicable), and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Selling, general and administrative	$111,918	$110,687	$1,231	1.1%
As a percentage of home sales revenue	12.9%	9.9%

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Selling, general and administrative	$315,351	$321,484	$(6,133)	(1.9)%
As a percentage of home sales revenue	13.0%	9.9%

Our selling, general and administrative expense remained relatively consistent for the three months ended September 30, 2023, and decreased $6.1 million for nine months ended September 30, 2023 as compared to the same respective periods in 2022. The increase for the three month comparison was primarily attributable to an adjustment of $7.4 million in stock-based compensation expense to reflect an increased estimate in the number of shares which will ultimately vest and be issued under certain performance share awards, partially offset by various decreases in other expenses, including advertising. The decrease for the nine month comparison was primarily attributable to a decrease of $9.2 million in salaries and wages due to decreased headcount and a decrease of $4.7 million in internal and external commission expense, partially offset by $10.8 million in stock-based compensation expense to reflect an increased estimate in the number of shares which will ultimately vest and be issued under certain performance share awards.. As a percentage of home sales revenue, our selling, general and administrative expense increased 300 basis points and 310 basis points, respectively, during each of the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, respectively, driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2023 estimated annual effective tax rate, before discrete items of 26.4%, is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase of 1.6%.

For the nine months ended September 30, 2023, our estimated annual rate of 26.4% was benefitted by discrete items which had a net impact of decreasing our rate by 1.1%, including federal energy home tax credits claimed for prior year home deliveries in excess of previous estimates and the impact of excess tax benefits for vested stock-based compensation.

Our effective tax rate for the nine months ended September 30, 2023 of 25.3% increased by 290 basis points as compared to our effective tax rate for the year ended December 31, 2022 of 22.4%. The increase in our effective tax rate is primarily a result of the enactment of the Inflation Reduction Act of 2022 during the third quarter of 2022, which modified the energy efficient home credit beginning with homes closed on or after January 1, 2023 and provided for more stringent energy standards than previous periods, resulting in fewer closed homes qualifying for energy efficient home credits, as well as the impact of disallowed deductions for executive compensation during 2023.

For the three months ended September 30, 2023 and 2022, we recorded income tax expense of $28.8 million and $27.6 million, respectively. For the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $56.9 million and $128.9 million, respectively.

Segment Assets

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of September 30, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022.

(dollars in thousands)

	September 30,	December 31	Increase (Decrease)
	2023	2022	Amount	Change
West	$732,859	$665,827	$67,032	10.1%
Mountain	1,076,810	1,122,892	(46,082)	(4.1)%
Texas	573,187	508,862	64,325	12.6%
Southeast	506,659	415,887	90,772	21.8%
Century Complete	401,238	376,131	25,107	6.7%
Financial Services	347,896	372,284	(24,388)	(6.6)%
Corporate	310,741	311,884	(1,143)	(0.4)%
Total assets	$3,949,390	$3,773,767	$175,623	4.7%

Total assets increased to $3.9 billion as of September 30, 2023 as compared to $3.8 billion as of December 31, 2022, primarily as a result of changes in our inventory balances within our homebuilding segments related to timing of home and land development construction activities and an increase in the number of homes under construction.

Lots owned and controlled

	September 30, 2023			December 31, 2022			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,160	3,991	8,151	4,433	509	4,942	(6.2)%	684.1%	64.9%
Mountain	8,751	4,745	13,496	10,845	1,566	12,411	(19.3)%	203.0%	8.7%
Texas	8,105	9,691	17,796	7,432	3,876	11,308	9.1%	150.0%	57.4%
Southeast	5,583	8,602	14,185	5,576	5,733	11,309	0.1%	50.0%	25.4%
Century Complete	3,638	11,304	14,942	3,826	9,323	13,149	(4.9)%	21.2%	13.6%
Total	30,237	38,333	68,570	32,112	21,007	53,119	(5.8)%	82.5%	29.1%

Of our total lots owned and controlled as of September 30, 2023, 44.1% were owned and 55.9% were controlled, as compared to 60.5% owned and 39.5% controlled as of December 31, 2022.

Other Homebuilding Operating Data

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the three and nine months ended September 30, 2023, and we have restated the corresponding segment information for those segments as of and for the three and nine months ended September 30, 2022.

Net new home contracts

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2023	2022	Amount	% Change	2023	2022	Amount	% Change
West	269	219	50	22.8%	849	884	(35)	(4.0)%
Mountain	395	183	212	115.8%	1,174	1,247	(73)	(5.9)%
Texas	377	215	162	75.3%	1,252	1,044	208	19.9%
Southeast	352	240	112	46.7%	945	1,064	(119)	(11.2)%
Century Complete	756	461	295	64.0%	2,268	2,256	12	0.5%
Total	2,149	1,318	831	63.1%	6,488	6,495	(7)	(0.1)%

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2023 increased by 831 homes, or 63.1%, to 2,149 as compared to 1,318 for the same period in 2022, when increased mortgage interest rates, inflation, and macro-economic uncertainty considerably impacted the U.S. housing market. Net new home contracts for the nine months ended September 30, 2023 remained relative flat at 6,488 as compared to 6,495 for the same period in 2022.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three and nine months ended September 30, 2023 and 2022 by segment are included in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	% Change
West	3.2	3.3	(0.1)	(3.0)%
Mountain	2.7	1.9	0.8	42.1%
Texas	3.0	2.3	0.7	30.4%
Southeast	4.0	3.2	0.8	25.0%
Century Complete	2.4	1.4	1.0	71.4%
Total	2.8	2.0	0.8	40.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	% Change
West	3.4	4.5	(1.1)	(24.4)%
Mountain	2.7	4.3	(1.6)	(37.2)%
Texas	3.3	3.7	(0.4)	(10.8)%
Southeast	3.6	4.7	(1.1)	(23.4)%
Century Complete	2.4	2.3	0.1	4.3%
Total	2.9	3.3	(0.4)	(12.1)%

During the three months ended September 30, 2023, our absorption rate increased by 40.0% to 2.8 per month as compared to the same period in 2022. During the nine months ended September 30, 2023, our absorption rate decreased by 12.1% to 2.9 per month as compared to the same period in 2022. During the three and nine months ended September 30, 2023, we experienced cancellation rates of 16.2% and 15.8% respectively, which represent a significant reduction from cancellation rates we experienced in the latter half of 2022 as we believe homebuyers are adjusting to the higher interest rate environment and our strategy of selling homes later in the construction cycle has benefitted our cancellation rate.

Selling communities at period end

	As of September 30,		Increase/(Decrease)
	2023	2022	Amount	% Change
West	28	22	6	27.3%
Mountain	49	32	17	53.1%
Texas	42	31	11	35.5%
Southeast	29	25	4	16.0%
Century Complete	104	107	(3)	(2.8)%
Total	252	217	35	16.1%

Our selling communities increased by 35 communities to 252 communities at September 30, 2023 as compared to 217 at September 30, 2022. This increase was a result of net new community openings since the end of the prior year period.

Backlog

(dollars in thousands)

	As of September 30,
	2023			2022			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	191	$116,721	$611.1	208	$172,071	$827.3	(8.2)%	(32.2)%	(26.1)%
Mountain	290	146,137	503.9	826	447,827	542.2	(64.9)%	(67.4)%	(7.1)%
Texas	248	76,224	307.4	244	82,305	337.3	1.6%	(7.4)%	(8.9)%
Southeast	299	136,921	457.9	584	246,764	422.5	(48.8)%	(44.5)%	8.4%
Century Complete	859	231,166	269.1	1,593	430,413	270.2	(46.1)%	(46.3)%	(0.4)%
Total / Weighted Average	1,887	$707,169	$374.8	3,455	$1,379,380	$399.2	(45.4)%	(48.7)%	(6.1)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At September 30, 2023, we had 1,887 homes in backlog with a total value of $707.2 million, which represents decreases of 45.4% and 48.7%, respectively, as compared to 3,455 homes in backlog with a total value of $1.4 billion at September 30, 2022.  The decrease in backlog dollar value is primarily attributable to the decrease in backlog units, partially due to our strategy of selling homes later in the construction cycle and in part due to a 6.1% decrease in the average sales price of homes in backlog.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of September 30, 2023, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	September 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$78,516	$191,541
Cash held in escrow	52,488	56,569
Accounts receivable	47,744	46,326
Inventories	3,058,317	2,830,645
Prepaid expenses and other assets	281,463	193,824
Property and equipment, net	33,792	31,326
Deferred tax assets, net	18,778	20,856
Goodwill	30,395	30,395
Total assets	$3,601,493	$3,401,482
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$159,875	$105,727
Accrued expenses and other liabilities	303,310	310,330
Notes payable	1,051,294	1,019,412
Revolving line of credit	—	—
Total liabilities	1,514,479	1,435,469
Stockholders’ equity:	2,087,014	1,966,013
Total liabilities and stockholders’ equity	$3,601,493	$3,401,482

Summarized Statements of Operations Data (in thousands)	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022

Total homebuilding revenues	$2,422,836	$4,410,483
Total homebuilding cost of revenues	(1,911,005)	(3,315,994)
Selling, general and administrative	(315,351)	(430,742)
Inventory impairment	—	(10,149)
Other income (expense)	(3,235)	(15,894)
Income before income tax expense	193,245	637,704
Income tax expense	(48,880)	(142,986)
Net income	$144,365	$494,718

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving line of credit availability, was $1.0 billion as of September 30, 2023 and $1.2 billion as of December 31, 2022.

Our principal uses of capital for the three and nine months ended September 30, 2023 were our land purchases, land development, home construction, and the payment of routine liabilities.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and nine months ended September 30, 2023, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 2, 2023.

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

As of September 30, 2023, we had outstanding purchase contracts and option contracts for 38,333 lots totaling approximately $1.8 billion and we had $46.8 million of deposits for land contracts, of which $19.5 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of September 30, 2023, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,463	$494,884
6.750% senior notes, due June 2027(1)	497,006	496,394
Other financing obligations(2)	58,825	28,134
Notes payable	1,051,294	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	162,094	197,626
Total debt	$1,213,388	$1,217,038

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of September 30, 2023, other financing obligations included $30.0 million related to insurance premium notes and certain secured borrowings, as well as $28.8 million outstanding under construction loan agreements, as described below. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under construction loan agreements.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2023 and December 31, 2022, we had $513.9 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC, are parties to construction loan agreements entered into during 2022 and the first quarter of 2023 with various banks, (which we collectively refer to as “the lenders”). The three construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of September 30, 2023, $28.8 million was outstanding under the construction loan agreements, with borrowings that bore a weighted average interest rate of 7.2% during the nine months ended September 30, 2023, and we were in compliance with all covenants thereunder.

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

As of September 30, 2023, no amounts were outstanding under our revolving line of credit and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is a party to a mortgage warehouse facility with J.P. Morgan, which provides Inspire with uncommitted repurchase facilities of up to an aggregate of $200.0 million as of September 30, 2023, secured by the mortgage loans financed thereunder, and a maturity date through January 19, 2024. During the three months ended September 30, 2023, we terminated our mortgage warehouse facility agreement with Comerica, which provided uncommitted repurchase facilities of up to an aggregate of $75.0 million, with outstanding principal and interest due on December 29, 2023. The repurchase facilities bore a weighted average interest rate of 6.80% during the nine months ended September 30, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2023 and December 31, 2022, we had $162.1 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

At-the-Market Offerings

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three and nine months ended September 30, 2023 and 2022, respectively, and as of September 30, 2023, all $100.0 million remained available for sale.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax instituted under the Inflation Reduction Act of 2022, and general market and economic conditions.

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

During the three and nine months ended September 30, 2023, an aggregate of 247.8 thousand and 278.2 thousand shares, respectively, were repurchased for a total purchase price of approximately $17.3 million and $19.2 million, respectively, and a weighted average price of $69.61 and $69.09 per share, respectively. During the three and nine months ended September 30, 2022, an aggregate of 0.5 million and 2.3 million shares, respectively, were repurchased for a total purchase price of approximately $22.3 million and $120.6 million, respectively, and a weighted average price of $44.58 and $52.32 per share, respectively. The maximum number of shares available to be repurchased under the stock repurchase program as of September 30, 2023 was 1,230,010 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except per share information):

			Nine Months Ended September 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341

			Nine Months Ended September 30, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455

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

Cash Flows— Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023 and 2022, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $33.0 million during the nine months ended September 30, 2023 as compared to net cash used in operating activities of $67.1 million during the nine months ended September 30, 2022. The increase in net cash provided by operations is primarily a result of reduced expenditures related to land acquisition and expenditures associated with the construction of homes during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This reduction was offset by (1) a decrease in net income of $277.7 million and (2) a reduction in our mortgage loans held for sale of $36.3 million during the nine months ended September 30, 2023, as compared to a reduction in mortgage loans held for sale of $142.3 million during the nine months ended September 30, 2022.

•Net cash used in investing activities increased $37.3 million during the nine months ended September 30, 2023 as compared to the prior year period. The increase in net cash used in investing activities was primarily attributable to a $41.7 million increase in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living, LLC, during the nine months ended September 30, 2023 as compared to the prior year period.

•Net cash used in financing activities decreased $51.7 million during the nine months ended September 30, 2023 as compared to the prior year period. The decrease in net cash used in financing activities was primarily attributable to (1) a $101.3 million decrease in net payments on the repurchase facilities in the first nine months of 2023 as compared to the prior year period and (2) $120.6 million of repurchases of common stock during the first nine months of 2022, as compared to $19.2 million of repurchases of common stock during the first nine months of 2023, partially offset by $165.0 million in net borrowings on the line of credit during the nine months ended September 30, 2022, as compared to no net borrowings during the nine months ended September 30, 2023.

As of September 30, 2023, our cash and cash equivalents and restricted cash balance was $210.1 million, as compared to $308.5 million as of December 31, 2022.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before loss on debt extinguishment (if applicable), and inventory impairment (if applicable). We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA or adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of Adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net income	$83,150	$144,473	(42.4)%	$167,906	$445,637	(62.3)%
Income tax expense	28,849	27,601	4.5%	56,850	128,861	(55.9)%
Interest in cost of home sales revenues	10,652	13,726	(22.4)%	30,729	39,345	(21.9)%
Interest expense (income)	(1,489)	(2)	NM %	(6,431)	(14)	NM %
Depreciation and amortization expense	4,106	2,855	43.8%	11,019	8,207	34.3%
EBITDA	125,268	188,653	(33.6)%	260,073	622,036	(58.2)%
Inventory impairment	—	—	NM %	—	—	NM %
Adjusted EBITDA	$125,268	$188,653	(33.6)%	$260,073	$622,036	(58.2)%

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

(dollars in thousands)

	September 30,	December 31,
	2023	2022
Notes payable	$1,051,294	$1,019,412
Revolving line of credit	—	—
Construction loan agreements	(28,842)	(7,389)
Total homebuilding debt	1,022,452	1,012,023
Total stockholders' equity	2,292,665	2,150,215
Total capital	$3,315,117	$3,162,238
Homebuilding debt to capital	30.8%	32.0%

Total homebuilding debt	$1,022,452	$1,012,023
Cash and cash equivalents	(193,111)	(296,724)
Cash held in escrow	(52,488)	(56,569)
Net homebuilding debt	776,853	658,730
Total stockholders' equity	2,292,665	2,150,215
Net capital	$3,069,518	$2,808,945

Net homebuilding debt to net capital	25.3%	23.5%

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

(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income	$83,150	$144,473	$167,906	$445,637
Denominator
Weighted average common shares outstanding - basic	31,962,884	32,196,589	31,967,672	32,850,647
Dilutive effect of stock-based compensation awards	274,138	373,746	233,005	391,117
Weighted average common shares outstanding - diluted	32,237,022	32,570,335	32,200,677	33,241,764
Earnings per share:
Basic	$2.60	$4.49	$5.25	$13.57
Diluted	$2.58	$4.44	$5.21	$13.41

Adjusted earnings per share
Numerator
Net income	$83,150	$144,473	$167,906	$445,637
Income tax expense	28,849	27,601	56,850	128,861
Income before income tax expense	111,999	172,074	224,756	574,498
Inventory impairment	—	—	—	—
Adjusted income before income tax expense	111,999	172,074	224,756	574,498
Adjusted income tax expense(1)	(28,849)	(27,601)	(56,850)	(128,861)
Adjusted net income	$83,150	$144,473	$167,906	$445,637

Denominator - Diluted	32,237,022	32,570,335	32,200,677	33,241,764

Adjusted diluted earnings per share	$2.58	$4.44	$5.21	$13.41

(1)The tax rates used in calculating adjusted net income for the three and nine months ended September 30, 2023 were 25.8% and 25.3%, respectively, and the tax rates used in calculating adjusted net income for the three and nine months ended September 30, 2022 were 16.0% and 22.4%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Inflation remained elevated during the three and nine months ended September 30, 2023 compared to the prior year periods, and the Federal Reserve continued to raise the federal funds interest rate during the first nine months of 2023, which continued to impact interest rates on 30-year fixed mortgages. Due to higher mortgage rates, we were no longer able to offset cost increases with higher home selling prices in the first nine months of 2023.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2023, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of 2023 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The global economic slowdown, inflation, rising interest rates and the prospects for recession, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business, financial condition and results of operations. The closures of certain regional banks during the first half of 2023 and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at these banks would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank with which we do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Additionally, our business could be adversely affected by unstable economic and political conditions as well as geopolitical conflicts. While we do not have any customer or direct supplier relationships in foreign countries experiencing war, current military conflicts, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyber attacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our third quarter ended September 30, 2023.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July
July 1, 2023 through July 31, 2023	—	$—	—	1,477,817
August
August 1, 2023 through August 31, 2023	104,479	69.51	104,479	1,373,338
September
September 1, 2023 through September 30, 2023	143,328	69.69	143,328	1,230,010
Total	247,807	$69.61

(1)On November 6, 2018, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. We repurchased 247,807 shares during the period indicated above under this program and 1,230,010 shares remained available to repurchase under this program as of September 30, 2023.

(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

During the three months ended September 30, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 6.     EXHIBITS.

The following exhibits are either filed or furnished herewith or incorporated herein by reference:

Item No.	Description
3.1	Restated Certificate of Incorporation of Century Communities, Inc. (filed herewith)
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

Century Communities, Inc.

Date: October 25, 2023	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: October 25, 2023	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: October 25, 2023	By:	/s/ David Messenger
David Messenger
Chief Financial Officer
(Principal Financial Officer)

Date: October 25, 2023	By:	/s/ J. Scott Dixon
J. Scott Dixon
Assistant Chief Financial Officer
(Principal Accounting Officer)