Form 10-K
period 2023-12-31
Century Communities, Inc.
filed 2024-02-05
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 was approximately $2.2 billion based on the closing price of $76.62 per share as reported on the New York Stock Exchange on June 30, 2023.

As of January 26, 2024, the registrant had 31,774,615 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

•our leverage, debt service obligations and exposure to changes in interest rates and our ability to obtain additional or refinance our existing debt when needed or on favorable terms;

•our ability to continue to fund and succeed in our mortgage lending business and the additional risks involved in that business;

•availability of qualified personnel and contractors and our ability to obtain additional or retain existing key personnel and contractor relationships;

•our ability to continue to pay dividends and make stock repurchases in the future; and

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

Our Century Communities brand has an emphasis on serving the entry-level homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance, and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 9,568 homes delivered during 2023, approximately 92% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

Since our initial public offering in 2014, we have expanded geographically through the acquisitions of other homebuilders and organic entrance into new markets. We are one of the largest homebuilders in the United States and our common shares trade on the New York Stock Exchange under the symbol “CCS.” As of December 31, 2023, we operated in the 18 states and over 45 markets depicted below:

We operate within the following reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee)

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

Macro-economic conditions, along with our operating efficiencies, business strategy and geographic expansion through the acquisition of other homebuilders and organic entrance into new markets has resulted in significant increases in total revenue, net income, and total stockholders’ equity as outlined below:

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

•Preferring building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and a shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital;

•Maintaining a strong pipeline of future land holdings, including favoring lot option contracts to manage our risk to land holdings;

•Increasing our market share within our existing markets through organic growth and/or acquisitions of other homebuilders already operating in the market; and

•Controlling costs, including costs of home sales revenue and selling, general and administrative expenses, and generating further efficiencies, including continued reliance on digital marketing and the ability to buy a home on our website, and cost efficiencies in our direct costs of construction through continued value engineering of our home plans.

Our operating strategy has resulted in significant growth in revenue and net income since 2018. We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will continue to be successful or change over time.

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

Land acquisition process

We acquire land for our homebuilding operations with the primary intent to construct single-family detached or attached homes for sale on the acquired land. From time to time we may sell land to other developers and homebuilders where we have excess land positions. We generally acquire land for cash, either through bulk acquisitions of land or through option contracts. Option contracts are generally structured where we have the right, but not the obligation, to buy land at predetermined prices on a defined schedule.  Potential land acquisitions are normally identified by our local management within the markets in which we operate.  We typically purchase lots for our Century Communities brand which range in status at acquisition from entitled for residential construction but requiring installation of streets, common areas, and wet and dry utilities to lots which are fully developed and immediately available for permitting and construction of the residence. For lots requiring development work, we negotiate, contract for, and oversee the work performed by subcontractors internally, and in some limited cases, we may hire a third-party general contractor for these services. For our Century Complete brand, we typically purchase lots which are immediately available for permitting and construction of the residence. Our land acquisition process typically includes soil tests, independent environmental studies, other engineering work and financial analysis which includes an evaluation of expected returns, projected gross margins, estimated sales pace and pricing. Potential land acquisitions are approved by our corporate office above established limits to ensure appropriate capital allocations taking into consideration current and projected inventory levels and risk adjusted returns.

We strive to strategically manage our lot pipeline in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to market conditions as they develop and the ability to exit positions at a reasonable cost in the event of a market downturn, without adversely impacting near term lot pipelines on which to start homes. This strategy has resulted in an owned and under control lot position of 73,720 as of December 31, 2023, of which 41.5% were owned and 58.5% were controlled through option contracts. Our owned and controlled lot position and our owned and controlled lot position by reportable segment as of December 31, 2023 is outlined below.

Design and construction

We engage architects, engineers and other professionals in connection with the home design process who are familiar with local market preferences, constraints, conditions and requirements, and we generally own the architectural design rights to our home plans. We serve as the general contractor, with all construction work typically performed by subcontractors. While we maintain long-standing relationships with many of our subcontractors and design professionals, we typically do not enter into long-term contractual commitments with them and as a result may be subject to shortages of qualified and skilled labor. Our personnel, along with subcontracted marketing and design consultants, carefully design the exterior and interior of our home plans to coincide with the needs of targeted homebuyers.

When constructing homes, we use various construction materials and components including lumber, steel and concrete. It typically takes us four to five months, or more in some instances, to construct a home. While we attempt to contract for all input costs of the home at the start of construction, it is not always possible to do so. In those instances, labor and materials are subject to price fluctuations during the construction period. Such price fluctuations are caused by several factors, including recent global supply chain disruptions as well as seasonal variation in availability and demand for labor and materials. We may experience shortages in the availability of materials and/or labor in each of our markets and these shortages and delays may result in delays in the delivery of homes under construction, and/or reduced gross margins from home sales. During the year ended December 31, 2023, we experienced improved cycle times as compared to 2022 and benefitted from reduced direct construction costs on our starts as compared to the high point of our direct construction costs during the second quarter of 2022.

We are dependent upon building material suppliers for a continuous flow of certain materials. Whenever possible, we utilize standard products available from multiple national and international sources and utilize our buying power and relationships throughout the supply chain to ensure availability of products. We may also contract on a national level, directly with suppliers in many instances, to ensure availability and competitive prices of key materials. Further, we design and engineer our homes for energy efficiency to reduce the impact on the environment and lower energy costs to our homeowners.

Homebuilding marketing and sales process – Century Communities brand

Our Century Communities brand has a focus on affordable housing options in each market but builds an extensive range of home types across a variety of price points. Our Century Communities brand strives to provide our customers with “A Home for Every Dream.” ®

In many of our communities, we provide our customers with certain customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor primary bedroom suites to appeal to broad design needs. At times we offer homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

We sell our homes through our own sales representatives often with the assistance of independent real estate brokers. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Additionally, we provide the ability for our customers to purchase homes directly on our website. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, and tours of model homes where available. Sales personnel are trained by us and generally have had prior experience selling new or resale homes in the local market.

We advertise directly to potential homebuyers through the internet and digital marketing, marketing brochures and to a lesser extent newspapers. We may also use billboards, radio and television advertising, along with our website, to market the location, price range and availability of our homes. We also attempt to operate in conspicuously located areas that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by creating an attractive atmosphere and assisting the customer in visualizing the livability of our floor plans.

Homebuilding marketing and sales process – Century Complete brand

Our Century Complete brand primarily sells affordable homes to entry-level buyers through our own sales representatives located in retail locations which we refer to as studios, as opposed to model homes; however, model and vignetted homes are used in certain instances. We lease our studios within strip malls or other high traffic retail centers, located centrally to our homes under construction. Our studios are generally leased for a period of three years and average approximately 1,600 square feet. We also sell homes directly through our Century Complete website and utilize the services of independent real estate brokers in many cases. Our Century Complete brand aims to provide our customers with “More Home, Less Money.”®

Our Century Complete brand often competes with resales as well as other new home builders within the submarkets in which we operate. We are often able to offer a new home offering to our customers at prices that are lower than other new home offerings. Our goal is to be the price leader through, among other factors, providing a limited number of floor plans, with no options or upgrades offered. Our advertising and marketing efforts are focused on cost effective means of reaching potential customers including centralized digital marketing, and direct outreach to independent real estate brokers. We leverage our studios, advertising and marketing efforts to generate homebuyer leads, which are then actively pursued by our sales associates.

Customer experience

Our goal is to provide a positive experience for our homeowners by engaging them in the homebuying and homeowning processes. We pay particular attention to product design and carefully consider choice of materials in order to provide features that homebuyers today are seeking. We maintain customer service staff whose role includes providing a positive experience for each customer throughout the pre-closing process, home closing process and beyond. This group is also responsible for providing after sales customer service. Our customer service initiatives include using customer survey results to improve our standards of customer satisfaction. Generally, we provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems from the time of closing through the statute of repose with the states we operate in, or ten years, whichever is shorter. The subcontractors who perform most of the actual construction also provide to us customary warranties on workmanship.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes us four to five months to construct a new home, we deliver more homes in the second half of the year as spring and summer home starts convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. This seasonality pattern may be affected by volatility in the homebuilding industry, supply chain challenges, and changes in demand for our homes.

Financial Services Operations

We offer home financing for our customers and other homebuyers through our wholly owned subsidiary, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”), FHA, Department of Veterans Affairs-guaranteed (“VA”), and U.S. Department of Agriculture (“USDA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title and homeowners insurance services through our wholly owned subsidiaries, Parkway Title, LLC (which we refer to as “Parkway”), IHL Home Insurance Agency, LLC (which we refer to as “IHL Insurance”), and IHL Escrow Inc. (which we refer to as “IHL Escrow”) respectively. These operations along with Inspire collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, IHL Insurance, and IHL Escrow provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title and insurance needs.

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

Human Capital Resources

Our mission is to build attractive, high-quality homes at affordable prices as we provide our valued customers “A Home for Every Dream®.” Our team is dedicated to building energy efficient new homes with lasting livability and creating enduring neighborhoods.

We recognize that our employees are key to our ability to achieve our mission and believe our employees have and will continue to be a primary reason for our growth and success. We place a focus on attracting and retaining talented and experienced individuals to manage and support our operations.

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

In 2023, we were named to Newsweek’s list of Most Trustworthy Companies in America.

Employees

The total number of full-time employees as of December 31, 2023 was 1,650, which includes 196 employees related to our Financial Services segment and 1,454 employees related to our corporate and homebuilding operations. Our headcount increased by approximately 7.3% compared to December 31, 2022 as a result of increased active community count during 2023. Within our homebuilding operations, the majority of our employees are related to our construction and sales functions, which totaled 445 and 398 employees, respectively, as of December 31, 2023. We do not have collective bargaining agreements relating to any of our employees, and we have not experienced any strikes or work stoppages. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use may have employees who are represented by labor unions.

Our Co-Chief Executive Officers and Chief Financial Officer, who are responsible for setting our overall strategy, average approximately 19 years with us, and have extensive experience in the homebuilding industry. Our Co-Chief Executive Officers are also the founders of the company. Our leadership team’s long service history provides consistency in managing our business and helps reinforce and sustain our company culture through all levels of the organization.

Employee compensation and benefits

Our employees are critical to our continued success and execution of our strategic priorities. We understand that our ultimate success and ability to compete are significantly dependent on how well we attract, promote, retain qualified employees with the expertise needed to manage and support our operations. To attract and retain top talent in the industry, we offer our employees pay and benefits packages, which we believe are competitive with others throughout our industry, as well as within the local markets in which we operate. Compensation packages for our employees generally include competitive base pay and the opportunity to receive periodic bonus payments which are tied to individual employee performance and often times the achievement of operational performance targets. These operational performance targets vary by year and may vary based on local market conditions. Additionally, for certain employees critical to the management of our operations, we provide long-term incentive compensation, in the form of restricted stock units, which typically vest over a three-year period. We believe this compensation structure provides our employees with competitive pay and aligns individual performance with our success.

Employee training

In accordance with our Commitment to Training and Professional Development, we train new and existing employees in a variety of areas, including company policies, anti-harassment, anti-discrimination, sales, information technology including cyber security risks, retirement and financial wellness planning, and safety. On an individual level, we are committed to providing employees with the feedback necessary to improve their performance, reviewing expectations of their position, and fostering growth in their current role. As part of our commitment to the ongoing training and development of our employees, we rolled out Century University at the beginning of 2023. With this program, we have developed a learning management system that includes training videos and quizzes covering topics such as construction, customer relations, purchasing, and land development and architecture, and safety, (ii) field training for our construction and sales personnel taught by internal and external subject matter experts, and (iii) periodic leadership seminars for our executives and much more.

Diversity, inclusion, and ethics

As set forth in our Commitment to Diversity and Inclusion, our commitment to equal opportunity does not begin with employment; it begins at the time a position becomes open. We and the recruiting agencies that we use commit to equal opportunity recruiting. We are committed to hiring and supporting a diverse and inclusive workforce. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs. We aim to create an inclusive organization where all employees are treated with dignity and respect and are empowered to reach their full potential. Among other programs, all new employees are required to take trainings related to anti-harassment and anti-discrimination. Further, all employees are trained on anti-harassment and anti-discrimination every two years or more often if required by state law. We are committed to equal opportunity from the time a position becomes open, and are committed to pay equity, a core element of our pay-for-performance strategy.

As of December 31, 2023, our overall workforce was comprised of approximately 42% women and 24% identified as racially or ethnically diverse, and our manager level employees, including those at our corporate office, our on-site sales, sales support and construction workforce, was comprised of approximately 47% women and 22% identified as racially or ethnically diverse. Of our U.S. workforce, 3% are veterans. Of the seven members of our Board of Directors, nearly 30% are female and nearly 30% are racially or ethnically diverse.

Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind. Employees may anonymously report any suspected violations to our web-based reporting system or Corporate Compliance Line. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation, or adverse employment consequences.

Vendors and Suppliers

At Century, we aim to conduct our business operations at the highest level of ethical standards. We expect our vendors – including business partners, suppliers and trade partners – to understand and act in accordance with applicable laws, rules and regulations, as well as to abide by our workplace policy standards. This includes our Code of Business Conduct and Ethics Policy Statement, our Environmental, Social and Governance (ESG) Policy Statement, our Human Rights Policy Statement, our Commitment to Workplace Health & Safety Statement and our Commitment to Diversity and Inclusion Policy Statement.

Our goal is to partner with vendors that conduct their businesses with a set of ethical standards comparable to our own and who share our same commitment to workplace health and safety, labor rights and the environment.

We expect that all our vendor business partners commit to providing a safe workplace and standards for employment that respect the rights of their employees under federal, state and local laws. In addition, we have developed a Vendor Code of Conduct to establish principles, guidelines and standards with respect to the conduct of our vendor business partners. These principles, guidelines and standards build on those contained within our own Ethics Policy and are intended to help us address certain risks. Through their vendor agreements with us, we expect our vendor business providers will respect the principles, guidelines and standards reflected in this Code. We also expect our vendor business partners to follow best industry practices.

Health and safety

The philosophy at Century that we pursue each and every day is that “No One Gets Hurt. Everyone Goes Home To Build Another Day.” We are committed to workplace health and safety, as outlined in our Labor Rights Policy. In our corporate structure, we have a Senior Director of National Safety as well as additional staffing who provide centralized administrative support and set guidelines for audit frequency and conduct internal audits. Each division designates Division Safety Officers, who are extensively trained in on-site hazard identification, abatement protocols and safety incident reporting in order to promote and maintain Occupational Safety and Health Administration compliance. Additionally, we conduct monthly safety audits, as well as third-party safety inspections, to ensure our construction operations are safe. We also provide safety training through webinars, classroom settings, field onsite forums, trade toolbox talks, and one-on-one mentoring with third-party safety auditors. During 2023, the recordable injury rate of our direct employees was 0.63%, which decreased from the prior year.

Community support and engagement

As a leading homebuilder with a presence in 18 states and over 45 markets, we play an important role in helping to solve the shortage of housing, especially affordable housing, that exists today in the United States. We are not only dedicated to building sustainable and affordable new homes, but we also believe it is important to support the communities in which we live and operate by donating both our time and additional resources. In 2021, we established Century Communities Foundation, a 501(c)(3) nonprofit, to support our local teams at the corporate level with their initiatives and to make contributions at both national and local levels. To further expand on our community engagement, in 2023, we engaged an outside partner to create an online system where our employees can identify volunteer opportunities, track hours spent volunteering, make donations, and have their donations matched by Century Communities Foundation up to $500 per calendar year. During the year ended December 31, 2023, we pledged $2.0 million to the Century Communities Foundation.

Century ESG report

More information regarding our human capital programs and initiatives can be found in our Environmental, Social and Governance Report. Our Environmental, Social and Governance Report is available under the “Investors-ESG” section of our website located at www.centurycommunities.com. Information on our website, including the Environmental, Social and Governance Report, is not incorporated by reference in or otherwise considered a part of this Annual Report on Form 10-K.

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

•Our Financial Services segment can be adversely affected by reduced demand for our homes and our inability to sell mortgages into the secondary market or potential liability in connection with such sales.

•The financial services market is competitive.

•Governmental regulation may adversely affect our Financial Services operations.

•Our servicing portfolio, interest rate lock commitments, and loans held for sale are subject to fluctuation in values and although we attempt to hedge our exposure, our hedging activities involve risk and may not be effective.

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

Risks Related to Our Indebtedness and Liquidity

•Difficulty in obtaining sufficient additional capital or refinancing our existing indebtedness at reasonable prices when needed could result in an inability to acquire land for our developments or increased costs and delays in the completion of our development projects.

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

•Our actual operating results may differ significantly from our guidance or the expectations of analysts, which could cause the market price of our common stock to decline.

General Risk Factors

•We are subject to several other risks of which other public companies are subject, including without limitation, the effect of negative publicity; increased scrutiny related to our environmental, social and governance practices; information technology failures or data security breaches; the rise of artificial intelligence; our ability to change our operational policies, investment guidelines and business and growth strategies without stockholder consent; and our ability to maintain an effective system of internal controls.

Risks Related to the Housing Market and General Economic Conditions

We are subject to demand fluctuations in the housing market and the homebuilding industry. Any decline in demand for our homes or in the homebuilding industry generally may materially and adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. These factors may include interest rates and Federal Reserve policy changes; inflation; consumer confidence and spending; employment levels; uncertainty in financial, credit and consumer lending markets; slow economic growth or recessionary conditions in various regions or industries around the world; availability of financing for homebuyers; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements; changes to mortgage regulations; availability and prices of new homes compared to existing inventory; demographic trends, including slower rates of population growth or population decline in our markets; the effect of pandemics; and other factors, including those described elsewhere in this report. If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices continue to rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts and the amount of revenues or profits we generate, and such effect may be material. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

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

•U.S. and global financial system and credit markets, including short- and long-term interest rates and inflation, and any effects from a potential U.S. government shutdown or sovereign default;

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

These factors have resulted in the past and in the future could result in a decline in the demand for our homes, as well as a decline in the pricing for our homes, an increase in customer cancellations, an increase in selling concessions and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. A significant or sustained downturn in the homebuilding market would likely have an adverse effect on our business and results of operations for multiple years.

In addition, the portion of our customer base that consists of first- and second-time move-up buyers, often purchase homes subject to contingencies related to the sale and/or closing of their existing homes. If these potential buyers face difficulties in selling or closing their homes, whether due to rising interest rates for mortgage loans, periods of weak economic conditions, oversupply, restrictive mortgage standards or otherwise, our sales may be adversely affected. Moreover, we may need to reduce our sales prices, possibly in instances where appraised values of our homes are lower than our sales price, and offer greater incentives to buyers to compete for sales that may result in reduced margins. Also, because we have increased our supply of quick move-in (or “spec”) homes relative to our built-to-order homes, adverse changes in economic conditions could cause us to reduce prices more rapidly to avoid carrying large amounts of finished inventory. This, in turn, could adversely affect our results of operations and financial condition

Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.

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

Additionally, our business could be adversely affected by unstable economic and political conditions as well as geopolitical conflicts. While we do not have any customer or direct supplier relationships in foreign countries experiencing war, current military conflicts, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyber attacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic and geopolitical uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business. Furthermore, deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

Our future success depends upon our ability to successfully adapt our business strategy to changing home buying patterns and trends.

Future changing home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Our business strategy has historically been to offer homes that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers, with an emphasis towards entry-level or affordably priced homes, based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the increased demand for more affordable homes due to generational shifts, affordability concerns, changing demographics and other factors, we have further increased our focus on offering more affordable housing options in our markets. We believe that due to anticipated generational shifts, changing demographics and other factors, the demand for more entry-level and affordable homes will continue to increase. This is particularly true in light of future homebuyers being motivated to move out of their apartments or confined living areas, often in urban areas, and into more spacious homes, often in nearby suburbs, as they spend more time at home as a result of part- and full-time remote-working arrangements, which became significantly more prevalent as a result of the COVID-19 pandemic. Part of our strategy with our Century Complete brand is to target first time homebuyers with an asset light business model. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. We have also pivoted our Century Communities brand to target more affordable price points as well. No assurance can be provided that our current business strategy to focus on more affordable homes will be effective or that we will successfully anticipate and react to future changing home buying patterns and trends, which may include higher levels of single-family rental demand. In addition, if the level of new home demand increases in future periods as a result of changing home buying patterns or trends or otherwise, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.

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

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets decline for a prolonged period.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 18 states throughout the U.S. which results in us being subject to risks associated with the particular markets in which we operate, including their regional and local economies, any industries which are prevalent in these markets, and weather-related or other events impacting these markets. A prolonged economic downturn in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. To the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment or other negative economic consequences, which in turn could adversely impact our home sales and activities in certain of our markets. Our communities on the West coast are especially susceptible to restrictive government regulations and environmental laws. In addition, certain insurance companies doing business in Florida and Texas have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of hurricane and other types of natural disaster insurance in Florida and Texas, in general, and increased the cost of such insurance to prospective purchasers of homes in Florida and Texas. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes in the Florida and Texas markets. Long-term restrictions on, or unavailability of, homeowners’ insurance in the Florida and Texas markets could have an adverse effect on the homebuilding industry in such markets in general, and on our business within such markets in particular. Additionally, the availability of permits for new homes in new and existing developments could be adversely affected by the significantly limited capacity of the schools, roads and other infrastructure in such markets. While our operations are geographically diverse, an economic downturn or other event in one or more of the markets in which we operate for a prolonged period could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 3.7% as of the end of December 2023, according to the U.S. Bureau of Labor Statistics. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own, and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes. If the home financing market is unstable or contracts, our revenues and results of operations could be adversely affected. A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing or through our Financial Services business. First-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. These buyers are an important source of our demand, especially in light of our Century Complete segment, which targets first time homebuyers. A limited availability of home mortgage financing and/or rising interest rates for mortgage loans, as we have seen in recent years as a result of the interest rate increases imposed by the Federal Reserve in response to concerns about inflation and economic uncertainties, may adversely affect the volume of our home sales and the sales prices we obtain. This environment would also likely adversely affect our Financial Services business.

In the past, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, Federal Housing Administration (which we refer to as the “FHA”) or Veterans Administration (which we refer to as the “VA”) requirements. Fewer loan products and tighter loan qualifications may make it more difficult for certain buyers to finance the purchase of our homes. Additionally, if the federal government were to reduce or eliminate mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it may make it more difficult for our customers to finance the purchase of our homes. These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers, who have historically made up a substantial part of our customers and will likely continue to make up a substantial part of our customers especially in light of our Century Complete segment. Reductions in demand adversely affected our business and financial results during that downturn, and similar reductions in demand may occur as a result of rising interest rates for mortgage loans. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities in the past have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

The FHA insures mortgage loans that generally have lower loan payment requirements and qualification standards compared to conventional guidelines, and as a result, continue to be a particularly important source for buyers financing the purchase of our homes. The FHA has tightened its underwriting standards, which affects potential homebuyers, including in particular first-time buyers. In addition, lenders have taken a more conservative view of FHA guidelines causing significant tightening of borrower eligibility for approval. Availability of condominium financing and minimum credit score benchmarks have reduced opportunity for those purchasers. In the future, there may be further restrictions on FHA-insured loans, including limitations on seller-paid closing costs and concessions, stricter loan qualification standards, and an increase in minimum down payment requirements. This or any other restriction may negatively affect the availability or affordability of FHA financing, which could adversely affect our potential homebuyers’ ability to secure adequate financing and, accordingly, our ability to sell homes in the United States. In addition, changes in federal and state regulatory and fiscal policies aimed at aiding the home buying market (including repeal or another limitation of the home mortgage interest tax deduction) may also negatively affect potential homebuyers’ ability or desire to purchase homes.

Decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt, and we have experienced some of these adverse impacts as a result of rising interest rates for mortgage loans. Even if potential buyers of our homes do not themselves need mortgage financing, where our potential buyers must sell their existing homes in order to buy one of our homes, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could delay or adversely affect such a sale, which would result in our potential customers’ inability to buy a new home. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect our business and results of operations.

Most of the purchasers of our homes finance their acquisitions with mortgage financing and in many cases obtain their mortgage financing through our Financial Services business. Mortgage rates, up until recently, had been historically low, which made the homes we sell more affordable. However, mortgage rates have more than doubled since early 2022, as a result of the Federal Reserve raising interest rates in an effort to curtail inflation. Increases in interest rates increase the costs of owning a home and adversely affect the purchasing power of consumers, thereby adversely impacting demand for the homes we sell. Increased interest rates can also decrease homebuyer confidence and hinder our ability to realize our backlog because our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates typically adversely affect our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events in the past have and in the future could hurt the U.S. economy and the housing market and in turn, adversely affect our operating results.

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

In response to interest rate volatility and to maintain sales momentum, we have in the past increased and may in the future increase incentive offerings across our communities, including discounts on options and upgrades and financing incentives, which adversely affect our homebuilding margins.

Changes to the population growth rates in the markets in which we operate or plan to operate could affect the demand for our homes in these regions.

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

Inflation has in the past adversely affected and in the future could adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices..

Inflation, which has remained at historically high rates, has adversely affected us by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. In the event inflation continues to increase, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand, home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, which historically negatively impact housing demand. While we historically have been able to pass along price increases to our consumers to help offset increase prices, we may not be able to continue to do so, thereby adversely impacting our margins. Moreover, the cost of capital typically increases as a result of inflation and the purchasing power of our cash resources typically declines. Actions by the government to stimulate the economy may further increase the risk of inflation, which may have an adverse impact on our business or financial results.

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

Our backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and generally we have the right to retain the deposit if the homebuyer fails to comply with the homebuyer’s obligations under the sales contract, subject to certain exceptions, including as a result of state and local law and in certain circumstances, the homebuyer’s inability to sell the homebuyer’s current home or, the homebuyer’s inability to obtain suitable financing. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. During 2023 we experienced a decrease in our cancellation rates as compared to higher cancellation rates in 2022, which were primarily driven by the mortgage rate increases at that time, but no assurance can be provided that our home cancellation rates will not once again increase.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In 2020, the COVID-19 pandemic resulted in federal, state and local governments and private entities mandating various restrictions, including the closures of non-essential businesses for a period of time, which had an adverse impact on our business. In addition, the effects of the pandemic on economic activity, combined with strong demand for new homes that followed the initial onset of the pandemic, caused many disruptions to our supply chain and shortages in certain building components and materials, as well as labor shortages, all of which lengthened our construction cycle times. During the pandemic, overall economic conditions, as well as demand for our homes and our ability to conduct normal business operations became highly unpredictable. Outbreaks of contagious diseases similar to the pandemic may occur in the future, which could have a significant negative impact on the economy, our ability to conduct normal business operations and our results of operations and financial condition.

Risks Related to the Homebuilding and Real Estate Industries

If we are unable to develop our communities successfully or within expected timeframes and budgets, our results of operations could be adversely affected.

Before a community generates any revenues, significant time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. In addition, our land bank option contracts often include interest provisions under which delays in land development and/or longer land takedown periods cause us to incur additional cost. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Costs increases and delays in the development of communities, including increased costs and delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully, especially in our more recent or new markets where it may be more difficult to do so, and to generate positive cash flow from these operations in a timely manner, could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed.

Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.

Several of the markets in which we operate or may operate in the future have been subject to utility and resource shortages, including significant changes to the availability of electricity and water. Shortages of natural resources in our markets may make it more difficult for us to obtain regulatory approvals of new developments. For example, certain areas in which we operate, particularly the Western United States, have experienced and continue to experience severe drought conditions. In response to these conditions, government officials often take a number of steps to preserve potable water supplies. To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially: restrict, delay the issuance of, or proscribe new water connection permits for homes; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership.

We also have experienced fluctuations in utility and resource costs across our markets due, in part, to rising inflation and supply chain disruptions, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise. Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes and negatively affect our business and results of operations.

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

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies and with smaller local homebuilders for home buying customers, land, financing, raw materials, and skilled management and labor resources. A number of our primary competitors are significantly larger, have a longer operating history, a more diversified geographic footprint and may have greater resources, less leverage or lower cost of capital than ours. Accordingly, these competitors may be able to compete more effectively in one or more of the markets in which we operate. In addition, their increased scale may allow them to endure higher land and labor costs and buy raw materials more cheaply, as well as be less vulnerable to general economic conditions and fluctuations in housing demand. Many of these competitors have long-standing relationships with subcontractors and suppliers in the markets in which we operate and therefore better access to qualified labor and lower raw material costs. As we have expanded our operations into new markets, we have faced and will likely continue to face new competition from many established homebuilders in those markets, and we will not have the benefit of the extensive relationships and strong reputations with subcontractors, suppliers and homebuyers that we have historically enjoyed in our Colorado and other legacy markets. In addition, the homebuilding industry has been subject to increasing consolidation. Consolidation in our industry not involving our Company could result in existing competitors increasing their market share through business combinations and result in stronger competitors. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, increase our labor and raw material costs, hinder our growth plans, lead to pricing pressures on our homes; cause us to increase selling concessions; and cause impairments in the value of our inventory or other assets, all of which may adversely impact our revenues, margins and other operating results.

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

We have only recently entered into the multi-family rental industry and continue to assess whether to further expand into this segment or to enter into the single-family rental industry. Our wholly owned subsidiary, Century Living, LLC, is currently engaged in the development, construction and management of three multi-family rental properties in Colorado. This strategy involves risks, especially in light of the numerous large, well-capitalized real estate investment trusts and other vehicles and companies that have entered this business. Before a multi-family rental unit generates any revenues, we are required to make significant expenditures to acquire land; obtain permits, development approvals and entitlements; and to construct the building. Accordingly, this new line of business requires additional capital, and we face competition in securing debt financing or potential equity partners. In this business, we compete for tenants with the large supply of already existing or newly built single- and multi-family rental units, as well as with sellers of homes. These competitive conditions could negatively impact our ability to find renters for the multi-family rental units we are building or the prices for which they can be rented. These competitive conditions could negatively impact our ability to succeed in this business if we decide to pursue it more aggressively.

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

The homebuilding industry, from time to time, has experienced and will likely continue to experience raw material shortages and been adversely affected by volatility in global commodity prices and government imposed tariffs and trade regulations. In particular, shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials in the past have resulted and in the future could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials also in the past have been and in the future may be materially and adversely affected during periods of shortages or high inflation, such as in 2021 and 2022. These shortages have caused, and in the future may cause, construction delays, and increases in our costs of home construction.

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

•fluctuations in interest rates, including the interest rate increases imposed by the Federal Reserve during the past couple of years, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms, or at all;

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

Our quarterly operating results generally fluctuate by season. Historically, we have entered into a larger percentage of contracts for the sale of our homes during the spring and summer months. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce our profitability. Seasonal natural disasters such as floods and fires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues. In many cases, we may not be able to recapture increased costs by raising prices. In addition, deliveries may be staggered over different periods of the year and may be concentrated in particular quarters. Our quarterly operating results may fluctuate because of these and other factors, including without limitation:

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

Inspire has mortgage warehouse facilities with J.P. Morgan and Texas Capital Bank. These mortgage warehouse lines of credit provide Inspire with repurchase facilities of up to an aggregate of $375.0 million as of December 31, 2023, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. The mortgage repurchase facilities have varying short term maturity dates through December 18, 2024. We expect to renew and extend the respective terms of the repurchase facilities with similar terms prior to their maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our repurchase facilities may also make it more difficult or costly to sell the mortgages that we originate. As of December 31, 2023, we had $239.3 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or one or more substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Our Financial Services segment can be adversely affected by reduced demand for our homes.

Nearly all of the mortgage loans closed by our Financial Services segment in 2023 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes adversely affects the revenues of this segment of our business. Future demand for our homes is uncertain in light of persistent inflation, increased interest rates for mortgage loans, decreased consumer confidence, decreased availability of credit, and other factors, including those described elsewhere in this report.

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

We retain mortgage servicing rights on some of our loan sales. As servicer for these loans, we may have to advance payments to the mortgage-backed securities bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying mortgage-backed securities. Further, the value of the mortgage servicing rights may fluctuate significantly due to fluctuations in interest rates, among other factors, which may adversely impact our reported results of operations.

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

The competitors to our Financial Services business include insurance agencies, title companies and mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, and some of them may operate with different criteria than we do. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than we do. For these reasons, we may not be able to compete effectively in the financial services market.

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

We also rely on numerous third-party service providers to conduct other aspects of our Financial Services operations, and we face similar risks relating to them. While we have processes in place to manage risks associated with third-party vendors, we cannot be certain that their information security protocols are sufficient to withstand a cyber attack or other security breach. In addition, in order to access our services, our customers may use computers and other devices that are beyond our security control systems and processes.

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

Interest rate changes typically adversely affect us. Although we attempt to mitigate interest rate risk with hedging activities, such activities may not be effective and also involve risk.

In our Financial Services business, we utilize forward commitments on mortgage-backed securities, forward commitments, and investor commitments to protect the value of interest rate lock commitments and loans held for sale from fluctuations in mortgage-related interest rates and market pricing. To mitigate interest risk associated with interest rate lock commitments and loans held for sale, we use derivative financial instruments to economically hedge our exposure to risk from the time a borrower locks a loan until the time the loan is committed. We may obtain additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure that any hedging will adequately relieve the adverse effects of interest rate increases, such as the interest rate increases or decreases imposed by the Federal Reserve during the past couple of years, or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

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

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. An increase in levels of homebuilding in the markets in which we operate has occasionally led to some difficulty in securing the services of skilled trades people who are currently in high demand. Additionally, labor shortages further increase the difficulty in securing the services of skilled trades people. While we believe that our existing relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all.

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

The employment agreements we have entered into with Dale Francescon and Robert Francescon, our Co-Chief Executive Officers, and Dave Messenger, our Chief Financial Officer, each provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. In addition, under certain circumstances, the termination of employment of one of our Co-Chief Executive Officers could result in the termination of employment of our other Co-Chief Executive Officer which would result in a requirement for us to pay severance compensation to one or both former executives. Furthermore, these provisions could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.

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

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including, for example, the California Consumer Privacy Act, Virginia’s Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, and the Utah Consumer Privacy Act, and the regulatory regime continues to evolve and is increasingly complex and demanding. Many other states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance. In providing Financial Services to customers, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information.

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

The SEC has proposed new climate disclosure rules, which, if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring public companies to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

Risk Related Acquisitions and Joint Venture Investments

Acquisitions, investments and/or disposals involve risks.

As a part of our business strategy, we have made seven acquisitions since 2013, and we recently announced the acquisition of Landmark Homes of Tennessee, Inc., and we intend to continue to explore future acquisitions, or significant investments in, and/or disposals of businesses.  Acquisitions, investments and/or disposals involve risks, such as:

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

As of December 31, 2023, we had $30.4 million in goodwill, related primarily to our prior business combinations and acquisitions.  If the carrying value of our intangible assets is deemed impaired, the carrying value is written down to fair value.  This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur, which would adversely affect our results of operations.

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

Risks Related to Our Indebtedness and Liquidity

Difficulty in obtaining sufficient capital or refinancing our existing indebtedness could result in an inability to acquire land for our developments or increased costs and delays in the completion of our development projects.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. If our internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. In addition, given the current maturity of our existing indebtedness, we will likely refinance some or all of this indebtedness prior to their respective maturity dates. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets in the past have experienced significant volatility. Continued volatility in these markets may restrict our flexibility to access such financing when needed. If we are not successful in obtaining sufficient capital or refinancing our existing indebtedness to fund our planned capital and other expenditures, when needed, we may be unable to acquire land for our housing developments and/or to develop the housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts or purchase contracts, we may incur contractual penalties and fees. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We have substantial indebtedness and expect to continue to use leverage in executing our business strategy, which could have important consequences on our business and adversely affect the return on our assets.

As of December 31, 2023, we had approximately $1.3 billion in outstanding indebtedness, consisting of $500.0 million outstanding on our 3.875% senior notes due 2029, $500.0 million outstanding on our 6.750% senior notes due 2027, no amounts outstanding under our revolving line of credit, $239.3 million in borrowings outstanding under our mortgage repurchase facilities, and $69.6 million outstanding under other financing obligations. As of December 31, 2023, we had a $800.0 million revolving line of credit, of which no amounts were outstanding. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. Our mortgage repurchase facilities have varying short term dates through December 18, 2024. Our revolving line of credit expires in 2026 and a portion of our senior notes mature in 2027. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Access to future financing or refinancing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

We expect to continue to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes and to operate our Financial Services business. Our access to additional third-party sources of financing or refinancing our existing indebtedness will depend, in part, on:

•general market conditions;

•the market’s perception of our growth potential;

•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•our current and anticipated debt levels;

•our current and expected future earnings;

•our current and anticipated cash flows; and

•the market price per share of our common stock.

If the capital and credit markets experience increased volatility or weakness, potential lenders may be unwilling or unable to provide us with additional financing or refinancing that is attractive to us or may charge us prohibitively high fees in order to obtain additional financing or a refinancing. In such a situation, investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

In addition, while we have not encountered any such issues to date, if the credit rating agencies that rate our debt were to downgrade our credit ratings, it would likely increase our cost of capital and make it more difficult for us to obtain new financing or refinance our existing indebtedness and access the capital and credit markets, which could also have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our business requires that we be able to continue to finance the development of our residential communities and the extension of mortgage loans by our Financial Services business. One of the ways we do this is with bank borrowings. At December 31, 2023, we had a $800.0 million revolving line of credit, of which no amounts were outstanding and which matures in 2026. If market conditions strengthen to the point that we need additional funding but we are not able to increase this facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.

Interest expense on our debt limits our cash available to fund our growth strategies.

We pay significant interest expense on our outstanding indebtedness. During the year ended December 31, 2023, we paid approximately $58.1 million in interest expense payments. During 2023, borrowings under our revolving line of credit bore interest at a floating rate equal to an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%. Higher interest rates during 2024 and beyond could increase our debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to generate sufficient cash flows from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the future, we may fail to generate sufficient cash flows from the sales of our homes and land to meet our cash requirements, including payment of outstanding indebtedness when due. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If we do not generate sufficient cash flows from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our mortgage repurchase facilities have varying short term maturity dates through December 18, 2024; our revolving line of credit expires in 2026; and a portion of our senior notes mature in 2027. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.

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

Although it is difficult for us to predict our future liquidity requirements, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed. The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. At December 31, 2023, we had a $800.0 million revolving line of credit, of which no amounts were outstanding. In addition, in accordance with our growth strategy, we may need to opportunistically raise additional capital to help fund the growth of our business, subject to market and other conditions, but such capital may not be available to us on a timely basis at reasonable rates, or at all. Under our shelf registration statement, which we filed with the SEC in July 2021 and was automatically effective upon filing, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy and subject to market conditions, including through the use of our at-the-market facility with J.P. Morgan Securities LLC, BofA Securities, Inc., Fifth Third Securities, Inc., and Wells Fargo Securities, LLC, as sales agents (which we refer to as our “ATM Facility”). If we raise additional funds by issuing equity securities under our ATM Facility or otherwise, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and revolving line of credit. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Prior to the late 2017 enactment of the Tax Cuts and Jobs Act (which we refer to as the “TCJA”), significant expenses of owning a home, including mortgage loan interest and state and local property and income taxes, generally were deductible expenses for an individual’s U.S. federal income taxes subject to various limitations.  The TCJA established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property and income taxes.  Under the TCJA, through the end of 2025, the mortgage interest deduction cap on a home purchased after 2017 was decreased to $750,000 a year ($375,000 in the case of a separate return filed by a married individual) from the prior $1,000,000 threshold, and the annual deduction for real estate and other property taxes, state and local income taxes and sales taxes has been limited to a combined amount of $10,000 (or $5,000 in the case of a separate return filed by a married individual). The TCJA also increased the standard deduction for individuals. As a result, fewer individuals are expected to itemize their income tax deductions, which would reduce the income tax advantages associated with homeownership for those individuals. These changes have reduced and may continue to reduce the actual or perceived affordability of homeownership, which have adversely affected and could continue to adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes. It is unclear whether the provisions of the TCJA described above will be allowed to expire at the end of 2025, which would cause a reversion to the provisions in effect prior to the TCJA, or whether some or all of such provisions will be extended beyond 2025 by future legislation.

Our income tax expense is reduced based upon the availability of the Internal Revenue Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”). The Inflation Reduction Act of 2022 modified the Federal Energy Credits beginning January 1, 2023, requiring a more rigorous certification process and provides a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively. The Federal Energy Credits reduced our income tax expense by $2.6 million and $18.3 million for the years ended December 31, 2023 and 2022, respectively.

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

Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations that were used in establishing the related tax reserves, if any, and we may not realize our deferred tax assets.

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation of our tax matters is based on a number of factors, including relevant facts and circumstances, applicable tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment for such items is appropriate, no assurance can be given that any final review by a tax authority will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our financial position, cash flows, or net income.

We are periodically audited by various federal, state, and local authorities regarding tax matters. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations. An audit by the Internal Revenue Service of a federal refund claim related to the retroactive extension of energy efficient homes tax credits for tax year 2018 and additional energy efficient tax credits for tax year 2019 and 2020 was completed during 2023 with no adjustments. The Company is under audit by various state taxing authorities; however, the Company is not aware of any significant findings by the state taxing authorities. We may be subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2018 through 2023.

We are required to recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we record a corresponding valuation allowance against the deferred tax asset. As of December 31, 2023 and 2022, we had deferred tax assets, net of deferred tax liabilities, of $17.0 million and $20.9 million, respectively, against which we provided no valuation allowance. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have not recorded valuation allowances against our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

Dale Francescon and Robert Francescon are our Co-Chief Executive Officers, sit on our board of directors, are brothers, and collectively beneficially owned 3,613,485 shares of our common stock, including 138,652 shares issuable upon vesting of performance share unit awards within 60 days of December 31, 2023, which together represents 11.4% of our common stock outstanding as of December 31, 2023. For so long as Dale Francescon and Robert Francescon control such a significant percentage of our common stock, they will have significant influence over the power to:

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

In addition, our common stock has experienced price and volume volatility over the past year. During 2023, the closing sale price of our common stock ranged from $51.22 to $91.64 per share and the trading volume ranged from 42,500 shares to 1,673,500 shares. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

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

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. As of December 31, 2023, the number of shares that remained available for repurchase pursuant to our stock repurchase program is 1,230,010 shares. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax on net repurchases effective beginning in 2023, and general market and economic conditions. We intend to finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase program may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The stock repurchase program could increase volatility in and affect the price of our common stock. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves and could increase our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

Our actual operating results may differ significantly from our guidance, as well as analyst expectations, which could cause the market price of our common stock to decline.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Form 10-K could result in the actual operating results being different than our guidance, and such differences may be adverse and material. The failure to achieve such guidance or analyst expectations regarding our operating results could disappoint investors and analysts and cause the market price of our common stock to decline.

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

Several institutional investors and others have focused on the environmental, social, and governance (“ESG”) practices of publicly traded companies, like us. This has included or may in the future include expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess and report. Since 2020, we have enhanced our focus on sustainability by establishing policies addressing ESG, human rights, training and professional development, labor rights, workplace health and safety, diversity and inclusion and vendor conduct. Additionally, we have published an ESG sustainability report every other year. Our ESG sustainability report includes information related to a variety of topics, including our environmental and social initiatives, occupational health and safety, and our carbon footprint.

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

We are dependent upon the effective operation of our information systems, software, or information security practices and those of our business partners or third-party service providers. Information technology failures or data security breaches could expose us to liability and materially adversely affect our results of operations and financial condition.

We rely on accounting, financial and operational management information systems to conduct our operations and maintain critical business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers, as well as global communications providers, telephone systems and other aspects of the Internet infrastructure, which have experienced significant systems failures and electrical outages in the past, and are susceptible to damage or interruption from fire, floods, power outages, or telecommunications failures, or cybersecurity threats such as computer viruses, break-ins, security breaches, and similar events. The occurrence of any of these events to us directly or any of our third-party service providers could adversely affect our ability to operate our business, damage our reputation, result in the loss of customers, suppliers, or revenues, or result in the misappropriation or public disclosure of our confidential information. As a result, we may be required to incur significant costs to remediate the damage caused by these disruptions or to prevent security breaches in the future. Additionally, the SEC adopted new rules related to cybersecurity risk management, which further increase our regulatory burden and the cost of compliance in such events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results, there can be no assurance that our efforts to maintain the security and integrity of these types of information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

We currently use limited traditional and generative artificial intelligence (AI) solutions for certain sales, back office, administrative and other functions.  We may incorporate additional AI solutions into our information systems in the future and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that we use to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. Our competitors or other third parties may incorporate AI into their information systems and homebuilding and financial services operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and to develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect employee and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our evolving products. There can be no assurance that our efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our information systems, and developing new systems to keep pace with continuing changes in information processing technology, including, but not limited to, generative AI platforms) will be successful or that additional systems issues will not arise in the future.

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

Our business could be negatively impacted as a result of actions by activist stockholders or others.

We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations and/or divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, including with respect to our ESG efforts, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential homebuyers and business partners and may affect our relationships with current homebuyers, subcontractors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

 None.

ITEM 1C. CYBERSECURITY.

Background

Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as personal information of homebuyers and borrowers and information about our employees, contractors, vendors, and suppliers. Our Financial Services business relies heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information in our computer systems and networks. As such, we have established information security practices leveraging the National Institute of Standards of Technology (NIST) Cybersecurity Framework to measure our security posture, deliver risk management, and provide effective security controls to protect the privacy and confidentiality of our information. Our information security practices include development, implementation, and improvement of policies and procedures to safeguard information and ensure availability of critical data and systems. Our program further includes review and assessment by external, independent third parties, who assess and report on our defense posture and internal incident response preparedness and help identify areas for continued focus and improvement.

Role of Management

We have an Information Security team that is led by our Chief Information Officer (CIO). Our CIO has led the Century Communities IT efforts since 2016, overseeing multiple acquisitions while modernizing the IT environment. He has held technology leadership roles in both the public and private sectors, with more than 20 years of experience as an IT leader in the homebuilding industry. In that time, our CIO has managed broad initiatives and teams, including IT operations, cybersecurity, business systems, mergers and acquisitions, communications, and business intelligence. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CIO reports to our Corporate General Counsel.

We are a member of the Center for Internet Security (CIS), which assists our management in policy and technical support. Some of the benefits of our CIS membership include direct access to cybersecurity advisories and alerts, vulnerability assessments and incident response for entities experiencing a cyber threat, secure information sharing through the Homeland Security Information Network (HISN) portal, tabletop exercises, and weekly malicious domains/IP reports.

The CIO, in his capacity, regularly informs the Corporate General Counsel, Chief Financial Officer (CFO) and Co-Chief Executive Officers (CEOs) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks we are facing.

The CIO and the other members of senior management play a key role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of twice per year. These briefings encompass a broad range of topics, including emerging threats, status of ongoing cybersecurity initiatives and strategies, incident reports, and updates regarding compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, CIO and other members of senior management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity field, ensuring the Board’s oversight is proactive and responsive. Senior management actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives, and is involved in incident materiality determinations that would trigger cybersecurity incident disclosure obligations. This active involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.

Use of Consultants and Advisors

We engage with a range of external experts, including cybersecurity assessors, consultants, auditors, and legal counsel in evaluating and testing our risk management systems. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current.

Since September 2022, we have engaged a seasoned cyber consultant from the global cybersecurity risk firm, Kroll, LLC, to provide CISO-level advisory services to assist our technology teams, business leadership and Board of Directors with guidance and direction as we strengthen our security systems and improve our cyber readiness, as well as to provide insight and intelligence on existing and emerging threat landscapes. The scope of service includes reviewing our current information security policies, past and current security reports, cybersecurity program, and staffing models to assess our ability to prevent and respond to cyberattack incidents and mitigate any impacts they may have.

In addition, we have retained special data security legal counsel at a leading U.S. law firm whose practice focuses on data breach response and security compliance issues. This legal counsel is specialized in investigating and responding to an event compromising information and systems security, working closely with client resources, third-party forensic consulting experts and law enforcement to identify the nature and scope of a compromise. We also have retained special data privacy legal counsel to assist us in our compliance with the data privacy laws in the various jurisdictions in which we operate our business.

Board Oversight

The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. Our Board of Directors has delegated to the Audit Committee the responsibility to oversee our cybersecurity efforts and cyber related risks. The Audit Committee, which is comprised of entirely independent directors, oversees our (i) information security policies, including periodic assessment of risk of information security breach, training program, significant threat changes and vulnerabilities and monitoring metrics and (ii) effectiveness of information security policy implementation.

As mentioned above, our management team meets with the Audit Committee at least twice a year to review and discuss risk exposure related to our IT systems and data privacy. The purpose of these management updates is to inform the Audit Committee of any potential risks related to our IT systems and data privacy, as well as any relevant mitigation or remediation tactics being implemented. The management team and/or Audit Committee, in turn, regularly provide data protection and cybersecurity reports to the full Board of Directors.

The Audit Committee is composed of members with diverse expertise including, risk management, technology, and finance. Although none of the members of the Audit Committee have any work experience, degree, or certifications related to information security or cybersecurity, the Audit Committee has retained and consulted with Kroll to assist the Audit Committee in its cyber security oversight responsibilities. Because the method and sources of cyberattacks change frequently, Kroll provides invaluable, ongoing updates to inform and educate our Board of Directors on current trends of cybersecurity threats, emerging trends, and best practices. Kroll typically attends and presents at two Board meetings each year.

Risk Management and Strategy

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team and Information Security team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We utilize the NIST Cybersecurity Framework to manage our cybersecurity-related risk. The NIST Cybersecurity Framework outlines 108 subcategories of security controls and outcomes over five functions: identify, protect, detect, respond and recover.

In November 2022, Kroll conducted a security maturity assessment of our security system. To perform its assessment, Kroll met with members of our key staff and requested to review documents including, but not limited to, our policies, procedures, past security assessments and penetration tests, documentation regarding network architecture, security road maps and plans. The Century Communities Information Security Team have been working with Kroll to identify potential deficiencies in each category and work to close the identified gaps. With Kroll’s assistance, we have implemented several industry leading solutions, policies and practices to close those findings and matured Century’s defense and resiliency postures. We also have developed an Information Security Incident Response Policy which has been peer reviewed by Kroll. Additionally, we have retained Kroll to assist us in conducting tabletop exercises to evaluate our incident response plan and response capabilities, most recently in September 2023.

The company primarily manages risks for cybersecurity threats associated with its third-party service providers through evaluations and assessments during vendor selection, contract negotiations and contract renewals.

Our Information Security team conducts annual information security awareness training for all employees. In addition, we have retained a third-party vendor to provide regular online awareness training modules for our employees on important topics such as spoof login, impersonation attack, identity theft, stolen laptop, and passwords. Each module contains a video vignette followed by a quick quiz.

In the past three years, we have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware and have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results to date.

Maintaining a robust information security system is an ongoing priority for us and we plan to continue to identify and evaluate new, emerging risks to data protection and cybersecurity both within our Company and through our engagement of third-party service providers like Kroll.

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

ITEM 3.LEGAL PROCEEDINGS.

Because of the nature of our homebuilding and financial services business, we and certain of our subsidiaries and affiliates are subject to litigation and other legal actions from time to time arising in the ordinary course of business, including construction, warranty, workers’ compensation, tort, breach of contract, employment, and other similar claims. In the opinion of our management, the outcome of these and any other pending legal matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The shares of our common stock are listed on the New York Stock Exchange under the symbol, “CCS.”

Holders

As of January 26, 2024, there were approximately 30 stockholders of record of our common stock.

Dividends

During the year ended December 31, 2023, we paid a quarterly cash dividend of $0.23 per share and aggregate cash dividends of $0.92 per share to holders of record of our common stock. The declaration and payment of future dividends and the amount are at the discretion of our Board of Directors and will depend on many factors, including our results of operations and financial condition, our capital requirements, and contractual limitations. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends and restrict the amount of dividends we may pay. During the year ended December 31, 2022, we paid a quarterly cash dividend of $0.20 per share and aggregate cash dividends of $0.80 per share to holders of record of our common stock.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the quarter ended December 31, 2023. As of December 31, 2023, 1,230,010 shares remained available to repurchase under our stock repurchase program.

Stock Performance Graph

The following stock performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of our common stock, the S&P 500, a peer group of nine homebuilding companies similar to Century that was presented in the stock performance graph last year, and a broader industry peer group for the five-year period from December 31, 2018 to December 31, 2023.

Century believes the broader industry peer group is more representative of a group similar to Century. The former peer group of nine homebuilding companies includes: Beazer Homes USA, Inc., Hovnanian Enterprises, Inc., KB Home, LGI Homes, Inc., M.D.C. Holdings, Inc., M/I Homes, Inc., Meritage Home Corporation, Taylor Morrison Home Corporation, and Tri Pointe Homes, Inc. The broader industry peer group includes the following companies: Beazer Homes USA, Inc., Cavco Industries, Inc., Dream Finders Homes, Inc., Hovnanian Enterprises, Inc., KB Home, LGI Homes, Inc., M.D.C. Holdings, Inc., M/I Homes, Inc., Meritage Home Corporation, NVR, Inc., PulteGroup, Inc., Skyline Champion Corporation, Taylor Morrison Home Corporation, Toll Brothers, Inc., and Tri Pointe Homes, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Return from December 31, 2018 to December 31, 2023

$525
$475
$425
$375
$325
$275
$225
$175
$125
$75
$25
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Business Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states.  In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands.

Our Century Communities brand has an emphasis on serving the entry-level homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete.   Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance, and escrow services, respectively, primarily to our homebuyers have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties. During the year ended December 31, 2023, our Century Living operations were engaged in construction on three multi-family projects in Colorado, which commenced construction in 2022. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 9,568 homes delivered during 2023, approximately 92% of our deliveries were made to entry-level homebuyers that were below Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

While inflation continued to impact the broader economy during 2023, homebuyers are adjusting to a more normalized higher interest rate environment. Accordingly, we generated solid financial results during 2023 and we are encouraged by recent housing market conditions demonstrating the strong, underlying demand that exists for affordable new homes, as compared to the second half of 2022, when increased mortgage interest rates, inflation, and macro-economic uncertainty considerably impacted the U.S. housing market. Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2023 increased 13.9% as compared to the prior year period. Further, during the year ended December 31, 2023, our cancellation rate was 16.6%, representing a significant improvement from the 24% cancellation rate we experienced in 2022, as we believe homebuyers are adjusting to the higher interest rate environment and our strategy of selling homes later in the construction cycle has benefitted our cancellation rate.

In response to the significant mortgage rate increases experienced in the latter half of 2022, and to maintain sales momentum, we increased incentive offerings across our communities during 2023 as compared to 2022, including discounts on base home prices, lot premiums, and options and upgrades and financing incentives, including interest rate buydowns, which resulted in downward pressure to our homebuilding gross margin during the year ended December 31, 2023.

During the year ended December 31, 2023, we experienced improved cycle times, returning to a more normalized four to five month timeframe, and our deliveries in the latter half of 2023 benefitted from reduced direct construction costs from our starts earlier in the year, as compared to the high point of our direct construction costs during the second quarter of 2022.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic and market conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the federal funds interest rate by the Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial markets, credit and mortgage markets; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-K. Specifically, changes in interest rates impacts the costs of owning a home and affects the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to interest rates or otherwise would affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

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

Results of Operations – Years Ended December 31, 2023 and 2022

During the year ended December 31, 2023, we generated $350.8 million in income before income tax expense, as compared to $676.9 million in the prior year. During the year ended December 31, 2023, we generated net income of $259.2 million, or $8.05 per diluted share, as compared to $525.1 million, or $15.92 per diluted share in the prior year.

During the year ended December 31, 2023, we generated total homebuilding revenues of $3.6 billion, as compared to $4.4 billion in the prior year. During the year ended December 31, 2023, we delivered 9,568 homes with an average sales price of $376.7 thousand. The number of homes delivered decreased by 9.7% as compared to the prior year, primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022. Average sales price decreased 9.2% as compared to the prior year.

We ended 2023 with no amounts outstanding under our revolving line of credit, $226.2 million of cash and cash equivalents, $101.8 million of cash held in escrow, and a net homebuilding debt to net capital ratio of 22.4%, a decrease from 23.5% as of December 31, 2022. During the year ended December 31, 2023, we paid quarterly cash dividends to our stockholders of $0.23 per share, and aggregate cash dividends of $0.92 per share, a 15% increase from the quarterly dividends paid during the year ended December 31, 2022 of $0.20 per share, or $0.80 per share in the aggregate. We have continued to strategically manage our lot pipeline, resulting in 73,720 lots owned and controlled at December 31, 2023, a 38.8% increase as compared to December 31, 2022.

During the year ended December 31, 2023, we generated financial services revenue of $80.2 million, representing a decrease of 15.9% as compared to the prior year, driven by reduced margins on loans sold to third parties period over period and a decrease in the number of mortgages originated period over period.

Our Century Living operations are engaged in construction on three multi-family for rent projects in Colorado, which commenced in 2022 and comprise over 900 total units. A portion of the first multi-family property consisting of over 200 units became available for leasing during the second half of 2023, and we anticipate the remaining projects will be available for leasing during 2024.

On January 22, 2024, we closed on the acquisition of substantially all the assets of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee.

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022.

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Consolidated Statements of Operations:
Revenues
Home sales revenues	$3,604,434	$4,393,786	$(789,352)	(18.0)%
Land sales and other revenues	7,528	16,697	(9,169)	(54.9)%
Total homebuilding revenues	3,611,962	4,410,483	(798,521)	(18.1)%
Financial services revenues	80,223	95,433	(15,210)	(15.9)%
Total revenues	3,692,185	4,505,916	(813,731)	(18.1)%
Homebuilding cost of revenues
Cost of home sales revenues	(2,838,436)	(3,305,366)	466,930	(14.1)%
Cost of land sales and other revenues	(2,147)	(10,628)	8,481	(79.8)%
	(2,840,583)	(3,315,994)	475,411	(14.3)%
Financial services costs	(48,660)	(54,275)	5,615	(10.3)%
Selling, general, and administrative	(447,311)	(430,742)	(16,569)	3.8%
Inventory impairment	(1,877)	(10,149)	8,272	(81.5)%
Other expense	(2,924)	(17,856)	14,932	(83.6)%
Income before income tax expense	350,830	676,900	(326,070)	(48.2)%
Income tax expense	(91,606)	(151,774)	60,168	(39.6)%
Net income	$259,224	$525,126	$(265,902)	(50.6)%
Earnings per share:
Basic	$8.12	$16.12	$(8.00)	(49.6)%
Diluted	$8.05	$15.92	$(7.87)	(49.4)%
Adjusted diluted earnings per share(1)	$8.09	$16.16	$(8.07)	(49.9)%
Other Operating Information (dollars in thousands):
Number of homes delivered	9,568	10,594	(1,026)	(9.7)%
Average sales price of homes delivered	$376.7	$414.7	$(38.0)	(9.2)%
Homebuilding gross margin percentage(2)	21.2%	24.5%	(3.3)%	(13.5)%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	22.5%	26.0%	(3.5)%	(13.5)%
Backlog at end of period, number of homes	1,070	1,810	(740)	(40.9)%
Backlog at end of period, aggregate sales value	$400,781	$671,378	$(270,597)	(40.3)%
Average sales price of homes in backlog	$374.6	$370.9	$3.7	1.0%
Net new home contracts	8,828	7,753	1,075	13.9%
Selling communities at period end	251	208	43	20.7%
Average selling communities	237	206	31	15.0%
Total owned and controlled lot inventory	73,720	53,119	20,601	38.8%
Adjusted EBITDA(1)	$407,186	$752,905	$(345,719)	(45.9)%
Adjusted income before income tax expense(1)	$352,707	$687,049	$(334,342)	(48.7)%
Adjusted net income(1)	$260,611	$532,999	$(272,388)	(51.1)%
Net homebuilding debt to net capital (1)	22.4%	23.5%	(1.1)%	(4.7)%

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

(2)Homebuilding gross margin percentage is inclusive of $1.9 million in impairment charges for the year ended December 31, 2023 and $10.1 million in impairment charges for the year ended December 31, 2022, included within inventory impairment on our consolidated statements of operations. See Note 13 – Fair Value Disclosures in the Notes to the Consolidated Financial Statements for further detail.

Results of Operations by Segment

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis for the year ended December 31, 2023, and we have restated the corresponding segment information for those segments for the year ended December 31, 2022.

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
West	1,133	1,591	$588.6	$675.3	$666,886	$1,074,409	$89,503	$218,546
Mountain	1,892	2,001	508.7	568.5	962,382	1,137,566	113,958	192,525
Texas	1,617	1,642	285.2	322.8	461,093	529,991	43,791	74,796
Southeast	1,370	1,682	434.2	430.4	594,890	724,015	107,003	139,038
Century Complete	3,556	3,678	258.5	252.3	919,183	927,805	99,043	113,544
Financial Services	—	—	—	—	—	—	31,563	41,158
Corporate	—	—	—	—	—	—	(134,031)	(102,707)
Total	9,568	10,594	$376.7	$414.7	$3,604,434	$4,393,786	$350,830	$676,900

West

During the year ended December 31, 2023, our West segment generated income before income tax expense of $89.5 million, a 59.0% decrease over the prior year, which was primarily driven by a decrease in home sales revenue of $407.5 million. The revenue decrease during the year ended December 31, 2023 was primarily driven by a 28.8% decrease in the number of home delivered and a 12.8% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and the average sales price decrease was driven by the mix of deliveries within individual communities and pricing to market within individual communities. For the year ended December 31, 2023, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Mountain

During the year ended December 31, 2023, our Mountain segment generated income before income tax expense of $114.0 million, a 40.8% decrease over the prior year, which was primarily driven by a decrease in home sales revenue of $175.2 million. The revenue decrease during the year ended December 31, 2023 was primarily driven by a 5.4% decrease in the number of home delivered and a 10.5% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and the average sales price decrease was driven by the mix of deliveries within individual communities and pricing to market within individual communities. For the year ended December 31, 2023, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Texas

During the year ended December 31, 2023, our Texas segment generated income before income tax expense of $43.8 million, a 41.5% decrease over the prior year, which was primarily driven by a decrease in home sales revenue of $68.9 million. The revenue decrease during the year ended December 31, 2023 was primarily driven by a 11.6% decrease in the average sales price per home. The average sales price decrease was driven by the mix of deliveries within individual communities and pricing to market within individual communities. For the year ended December 31, 2023, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of (1) decreased revenue on a partially fixed cost base and (2) decreased gross margins on home sales.

Southeast

During the year ended December 31, 2023, our Southeast segment generated income before income tax expense of $107.0 million, a 23.0% decrease over the prior year, which was primarily driven by a decrease in home sales revenue of $129.1 million. The revenue decrease during the year ended December 31, 2023 was primarily driven by a 18.5% decrease in the number of home delivered, primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022.

Century Complete

During the year ended December 31, 2023, our Century Complete segment generated income before income tax expense of $99.0 million, a 12.8% decrease over the prior year, which was primarily driven by a decrease in home sales revenue of $8.6 million. The revenue decrease during the year ended December 31, 2023 was primarily driven by a 3.3% decrease in the number of homes delivered and partially offset by a 2.5% increase in the average sales price per home. The decrease in the number of homes delivered was primarily driven by fewer homes available for delivery given a decrease in home starts during the latter half of 2022, and the average sales price increase was driven by the mix of deliveries within individual communities and pricing to market within individual communities.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, performance typically correlates to our number of homes delivered. Our Financial Services segment generated income before income tax of $31.6 million for the year ended December 31, 2023, a 23.3% decrease over the prior year period, primarily the result of a $15.2 million decrease in financial services revenue as compared to the prior year period. The decrease in financial services revenue was primarily driven by reduced margins on loans sold to third parties period over period and a decrease in the number of mortgages originated period over period.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Year Ended December 31,
	2023	2022
Total originations:
Number of loans	5,498	5,747
Principal	$1,906,439	$2,051,538
Capture rate of Century homebuyers	72%	69%
Century Communities	78%	75%
Century Complete	62%	59%
Average FICO score	726	730
Century Communities	731	738
Century Complete	715	711

Loans sold to third parties:
Number of loans sold	5,366	6,110
Principal	$1,856,895	$2,178,044

Corporate

During the year ended December 31, 2023, our Corporate segment generated a loss of $134.0 million, as compared to a loss of $102.7 million during 2022.  The increase in loss was primarily driven by an increase in compensation costs during the year ended December 31, 2023.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased to 21.2% for the year ended December 31, 2023, as compared to 24.5% for the year ended December 31, 2022.  This decrease was primarily driven by deliveries during the period that carried higher incentives.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues.

(dollars in thousands)

	Year Ended December 31,
	2023	%	2022	%

Home sales revenues	$3,604,434	100.0%	$4,393,786	100.0%
Cost of home sales revenues	(2,838,436)	(78.7)%	(3,305,366)	(75.2)%
Inventory impairment	(1,877)	(0.1)%	(10,149)	(0.2)%
Homebuilding gross margin	764,121	21.2%	1,078,271	24.5%
Add: Inventory impairment	1,877	0.1%	10,149	0.2%
Add: Interest in cost of home sales revenues	45,927	1.3%	54,669	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$811,925	22.5%	$1,143,089	26.0%

(1)This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the year ended December 31, 2023, our adjusted homebuilding gross margin percentage excluding inventory impairment, and interest in cost of home sales revenues, was 22.5% as compared to 26.0% for 2022. We believe the above information is meaningful as it isolates the impact that inventory impairment (if applicable) and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)

	Year Ended December 31,		Change
	2023	2022	Amount	%
Selling, general and administrative	$447,311	$430,742	$16,569	3.8%
As a percentage of home sales revenue	12.4%	9.8%

Our selling, general and administrative expense increased $16.6 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was primarily attributable to an increase in compensation costs and increased headcount due to increased active community count during 2023. As a percentage of home sales revenue, our selling, general and administrative expense increased 260 basis points during the year ended December 31, 2023 as compared to the year ended December 31, 2022, driven primarily by higher commission rates compared to the prior year period and decreased revenue on a partially fixed cost base.

Income Tax Expense

Our income tax expense for the year ended December 31, 2023 was $91.6 million, or 26.1% of income before income tax expense, as compared to $151.8 million, or 22.4% of income before income tax expense, for the year ended December 31, 2022.

Our effective tax rate of 26.1% for the year ended December 31, 2023 is comprised of our statutory federal and blended state rate of 24.7%, partially offset by certain permanent differences between taxable income and GAAP income before tax expense. These differences include disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries and other items, which combined resulted in a net increase of 1.4%.

Our effective rates for the years ended December 31, 2023 and 2022 were impacted by benefits of $2.6 million and $18.3 million, respectively, as a result of federal energy efficient home credits. The Inflation Reduction Act of 2022 (“IRA”) extended the energy efficient home credit beginning January 1, 2023, requiring a more rigorous certification process than previous years and provides a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively.

Segment Assets

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of December 31, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022.

(dollars in thousands)

	December 31,	December 31	Increase (Decrease)
	2023	2022	Amount	Change
West	$786,489	$665,827	$120,662	18.1%
Mountain	1,051,052	1,122,892	(71,840)	(6.4)%
Texas	577,129	508,862	68,267	13.4%
Southeast	503,249	415,887	87,362	21.0%
Century Complete	386,444	376,131	10,313	2.7%
Financial Services	450,208	372,284	77,924	20.9%
Corporate	384,791	311,884	72,907	23.4%
Total assets	$4,139,362	$3,773,767	$365,595	9.7%

Total assets increased by $365.6 million, or 9.7%, to $4.1 billion at December 31, 2023, as compared to $3.8 billion at December 31, 2022, primarily as a result of changes in our inventory balances within our homebuilding segments related to timing of home and land development construction activities and an increase in the number of homes under construction, as well as an increase in mortgage loans held for sale and assets associated with development of multi-family rental properties.

Lots owned and controlled

	December 31, 2023			December 31, 2022			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,036	3,259	7,295	4,433	509	4,942	(9.0)%	540.3%	47.6%
Mountain	8,615	5,025	13,640	10,845	1,566	12,411	(20.6)%	220.9%	9.9%
Texas	8,647	11,027	19,674	7,432	3,876	11,308	16.3%	184.5%	74.0%
Southeast	5,486	10,941	16,427	5,576	5,733	11,309	(1.6)%	90.8%	45.3%
Century Complete	3,839	12,845	16,684	3,826	9,323	13,149	0.3%	37.8%	26.9%
Total	30,623	43,097	73,720	32,112	21,007	53,119	(4.6)%	105.2%	38.8%

Of our total lots owned and controlled as of December 31, 2023, 41.5% were owned and 58.5% were controlled, as compared to 60.5% owned and 39.5% controlled as of December 31, 2022.

Other Homebuilding Operating Data

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the year ended December 31, 2023, and we have restated the corresponding segment information for those segments as of and for the year ended December 31, 2022.

Net new home contracts

	Year Ended
	December 31,		Increase (Decrease)
	2023	2022	Amount	% Change
West	1,159	1,147	12	1.0%
Mountain	1,614	1,397	217	15.5%
Texas	1,630	1,306	324	24.8%
Southeast	1,296	1,174	122	10.4%
Century Complete	3,129	2,729	400	14.7%
Total	8,828	7,753	1,075	13.9%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2023 increased by 1,075 homes, or

13.9%, to 8,828 as compared to 7,753 for the year ended December 31, 2022, primarily due to more homes available for sale.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the years ended December 31, 2023 and 2022 by segment is included in the table below:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	% Change
West	3.6	4.0	(0.4)	(10.0)%
Mountain	2.6	3.8	(1.2)	(31.6)%
Texas	3.2	3.3	(0.1)	(3.0)%
Southeast	4.0	4.4	(0.4)	(9.1)%
Century Complete	2.5	2.3	0.2	8.7%
Total	2.9	3.1	(0.2)	(6.5)%

During the year ended December 31, 2023, our absorption rate decreased by 6.5% to 2.9 per month, as compared to 2022. During the year ended December 31, 2023, we experienced a cancellation rate of 16.6%, which represents a significant improvement from the cancellation rate of 24% we experienced in 2022 as we believe homebuyers are adjusting to the higher interest rate environment and our strategy of selling homes later in the construction cycle has benefitted our cancellation rate.

Selling communities at period end

	As of December 31,		Increase/(Decrease)
	2023	2022	Amount	% Change
West	27	24	3	12.5%
Mountain	51	31	20	64.5%
Texas	43	33	10	30.3%
Southeast	27	22	5	22.7%
Century Complete	103	98	5	5.1%
Total	251	208	43	20.7%

Our selling communities increased by 43 communities to 251 communities at December 31, 2023, as compared to 208 communities at December 31, 2022. This 20.7% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts during 2023.

Backlog

(dollars in thousands)

	As of December 31,
	2023			2022			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	106	$67,425	$636.1	80	$57,524	$719.0	32.5%	17.2%	(11.5)%
Mountain	163	92,785	569.2	441	223,938	507.8	(63.0)%	(58.6)%	12.1%
Texas	168	53,044	315.7	155	47,363	305.6	8.4%	12.0%	3.3%
Southeast	131	57,165	436.4	205	96,671	471.6	(36.1)%	(40.9)%	(7.5)%
Century Complete	502	130,362	259.7	929	245,882	264.7	(46.0)%	(47.0)%	(1.9)%
Total / Weighted Average	1,070	$400,781	$374.6	1,810	$671,378	$370.9	(40.9)%	(40.3)%	1.0%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At December 31, 2023, we had 1,070 homes in backlog with a total value of $400.8 million, which represents decreases of 40.9% and 40.3%, respectively, as compared to 1,810 homes in backlog with a total value of $671.4 million at December 31, 2022.  The decrease in backlog dollar value is primarily attributable to the decrease in backlog units.

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents, cash held in escrow and revolving credit facility availability, was $1.1 billion as of December 31, 2023, compared to $1.2 billion as of December 31, 2022.

Our principal uses of capital for the year ended December 31, 2023 were our land purchases, land development, home construction, and the payment of routine liabilities.

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

Our Century Living operations use excess cash from our operations, as well as project specific secured financing under construction loan agreements, to fund development of multi-family projects.

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

Long-term Liquidity and Capital Resources

Beyond the next twelve months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available, or on favorable terms, especially in light of rising interest rates. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as our revolving line of credit, repurchase facilities, and construction loan agreements. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations as of December 31, 2023 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest (1)	$1,557,503	$333,170	$155,791	$555,625	$512,917
Operating leases (2)	18,334	5,402	8,286	4,317	329
Total contractual obligations	$1,575,837	$338,572	$164,077	$559,942	$513,246

(1)Principal payments in accordance with our revolving line of credit, mortgage repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2023. See Note 10 – Debt in the Notes to the Consolidated Financial Statements for further detail.

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

As of December 31, 2023, we had outstanding purchase contracts and option contracts for 43,097 lots totaling approximately $1.8 billion and we had $51.4 million of deposits for land contracts, of which $18.3 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 10 – Debt in the Notes to the Consolidated Financial Statements. We are required to meet certain covenants, and as of December 31, 2023, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit and mortgage repurchase facilities. See Note 10 – Debt in the Notes to the Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,656	$494,884
6.750% senior notes, due June 2027(1)	497,210	496,394
Other financing obligations(2)	69,605	28,134
Notes payable	1,062,471	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	239,298	197,626
Total debt	$1,301,769	$1,217,038

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements, as described below. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under construction loan agreements.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of December 31, 2023 and 2022, we had $510.5 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally released until all development and construction activities are completed.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements entered into during 2022 and the first quarter of 2023 with various banks, (which we collectively refer to as “the lenders”). The three construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of December 31, 2023 and 2022, $44.9 million and $7.4 million were outstanding under the construction loan agreements, respectively, with borrowings that bore a weighted average interest rate of 7.4% and 5.6% during the year ended December 31, 2023 and 2022, respectively, and we were in compliance with all covenants thereunder.

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

As of December 31, 2023 and 2022, no amounts were outstanding under the revolving line of credit facility and were in compliance with all covenants under the Second A&R Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan and Texas Capital Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of December 31, 2023, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through December 18, 2024. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and, along with previous repurchase facility agreements that were terminated during 2023, bore a weighted average interest rate of 6.9% during the year ended December 31, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2023 and 2022, we had $239.3 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

At-the-Market Offerings

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the years ended December 31, 2023 and 2022, respectively, and as of December 31, 2023, all $100.0 million remained available for sale.

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

During the year ended December 31, 2023, an aggregate of 278.2 thousand shares were repurchased for a total purchase price of approximately $19.2 million at a weighted average price of $69.09 per share. During the year ended December 31, 2022 an aggregate of 2.3 million shares, were repurchased for a total purchase price of approximately $120.6 million at a weighted average price of $52.32 per share. The maximum number of shares available to be purchased under the stock repurchase program as of December 31, 2023 was 1,230,010 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2023 and 2022 (in thousands, except per share information):

			Year Ended December 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341
November 8, 2023	November 29, 2023	December 13, 2023	$0.23	$7,307

			Year Ended December 31, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455
November 9, 2022	November 30, 2022	December 14, 2022	$0.20	$6,354

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

Cash Flows—Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For the years ended December 31, 2023 and 2022, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $41.6 million during the year ended December 31, 2023 as compared to $315.3 million during 2022. The decrease in net cash provided by operations is primarily a result of (1) a $265.9 million decrease in net income; and (2) an increase in our mortgage loans held for sale of $45.7 million during the year ended December 31, 2023 as compared to a reduction in mortgage loans held for sale of $140.0 million during the year ended December 31, 2022. This reduction was primarily offset by reduced expenditures related to land acquisition and expenditures associated with the construction of homes during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

•Net cash used in investing activities increased to $132.0 million during the year ended December 31, 2023, compared to $54.3 million used during 2022. The increase was primarily related to (1) $58.2 million increase in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living; and (2) a $23.0 million increase in purchases of property and equipment for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

•Net cash provided by financing activities was $23.9 million during the year ended December 31, 2023, compared to net cash used by financing activities of $274.8 million during the year ended December 31, 2022. The increase in cash provided by financing activities was primarily attributable (1) $19.2 million in repurchases of our common stock during the year ended December 31, 2023 as compared to $120.6 million in repurchases of our common stock during the year ended December 31, 2022; and (2) a $175.9 million decrease in net payments on our mortgage repurchase facilities during 2023.

As of December 31, 2023, our cash and cash and equivalents and restricted cash was $242.0 million.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of December 31, 2023, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Summarized Balance Sheet Data (in thousands)	December 31, 2023

Assets
Cash and cash equivalents	$104,900
Cash held in escrow	101,845
Accounts receivable	67,480
Due from non-guarantors	17,982
Inventories	3,016,641
Prepaid expenses and other assets	282,056
Property and equipment, net	68,839
Deferred tax assets, net	16,998
Goodwill	30,395
Total assets	$3,707,136
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$145,231
Accrued expenses and other liabilities	259,912
Notes payable	1,062,471
Revolving line of credit	—
Total liabilities	1,467,614
Stockholders’ equity:	2,239,522
Total liabilities and stockholders’ equity	$3,707,136

Summarized Statements of Operations Data (in thousands)	Year Ended
December 31, 2023

Total homebuilding revenues	$3,611,962
Total homebuilding cost of revenues	(2,840,583)
Selling, general and administrative	(447,311)
Inventory impairment	(1,877)
Other expense	(6,547)
Income before income tax expense	315,644
Income tax expense	(82,419)
Net income	$233,225

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

Home Sales Revenues and Profit Recognition

Under Accounting Standards Codification (which we refer to as “ASC”) 606 Revenue from Contracts with Customers, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date. In order to promote sales of the homes, we may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis, and primarily include price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $7.9 million and $17.9 million at December 31, 2023 and December 31, 2022, respectively.

Inventories and Cost of Sales

We capitalize pre-acquisition, land, land development, and other allocated costs, including interest, during periods of entitlement, development and home construction.

Land, land development, and other common costs are allocated to inventory using the relative-sales-value method; however, as lots within a project typically have comparable market values, we generally allocate land, land development, and common costs equally to each lot within the project. Home construction costs are recorded using the specific-identification method. Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development, and related common costs, both incurred and estimated to be incurred. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining homes in the community.

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of home sales revenues are recorded for the amount that is estimated will ultimately be paid related to completed homes.

Impairment of Inventories

We review all of our communities for indicators of impairment quarterly and record an impairment loss when conditions exist where the carrying amount of inventory is not recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases to gross margins, costs significantly in excess of budget, and operating cash flow losses.

When an indicator of impairment is identified, we prepare and analyze cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of the respective inventories. A community with a fair value less than its carrying value is impaired and is written down to fair value. Such losses, if any, are reported within homebuilding gross margin. The discount rate used in determining each asset’s fair value reflects inherent risks associated with the related estimated cash flows, as well as current risk-free rates available in the market and estimated market risk premiums. When estimating future discounted cash flows, we have utilized a discount rate of approximately 12% in our valuations during the years ended December 31, 2023, 2022, and 2021, respectively. The discount rate utilized was most directly impacted by the stage of construction, which was at or near completion for the community, and the estimated completion of selling efforts in the community, which were generally less than 18 months from the impairment date.

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

For the years ended December 31, 2023, 2022, and 2021, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2023	7	251
Year ended December 31, 2022	58	208
Year ended December 31, 2021	7	202

During the year ended December 31, 2023, we determined that inventory with a carrying value before impairment of $12.2 million within 5 communities across our Century Complete and Texas segments was not recoverable. Inventory impairment charges in 2023, which were all related to communities in which we are actively selling homes, were driven by our decision to increase incentives in certain communities directed at improving our sales absorptions primarily on move-in ready homes. Accordingly, we recognized impairment charges of an aggregate $1.9 million in order to record the communities at fair value. During the year ended December 31, 2022, we recorded impairment charges of $10.1 million for 22 communities and during the year ended December 31, 2021, we recorded nominal impairment charges for one community. The impairment charges are included in inventory impairment in our consolidated statements of operations.

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

As of December 31, 2023, our self-insurance reserve for incurred but not reported construction defect claims was $23.7 million, compared to $17.0 million as of December 31, 2022. The self-insurance reserve estimate requires significant management judgment and assumptions, and is based on a third-party actuarial analysis that relies primarily upon industry data and partially on our historical claims to estimate overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Assumptions used in developing estimates can fluctuate as a result of unforeseen developments in claims relative to markets in which we operate, inflation rates, regulatory or legal changes, and other factors. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded reserves. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. We decreased our self-insurance reserve by $3.4 million during the year ended December 31, 2023, and we increased our self-insurance reserve by $0.9 million during the year ended December 31, 2022.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, which requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We estimate an annual forfeiture rate at the time of grant based on historical experience, and revise the rate in subsequent periods, if necessary, based on actual forfeiture data. The fair value of our restricted stock units and awards in the form of unrestricted shares of common stock is equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. Management judgment is required in estimating the level of performance that will be achieved and the number of shares that will be earned, and considers, among other factors, our historical operating results and our expectation of future profitability. The performance share units granted during the fiscal years ended December 31, 2023, 2022, and 2021 have three-year performance-based metrics measured over performance periods ending on December 31 for each three-year period.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the years ended December 31, 2023 and 2022. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before loss on debt extinguishment (if applicable), and inventory impairment (if applicable).We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA or adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Year Ended December 31,
	2023	2022	% Change
Net income	$259,224	$525,126	(50.6)%
Income tax expense	91,606	151,774	(39.6)%
Interest in cost of home sales revenues	45,927	54,669	(16.0)%
Interest expense (income)	(7,222)	(36)	NM
Depreciation and amortization expense	15,774	11,223	40.6%
EBITDA	405,309	742,756	(45.4)%
Inventory impairment	1,877	10,149	(81.5)%
Adjusted EBITDA	$407,186	$752,905	(45.9)%

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

(dollars in thousands)

	December 31,	December 31,
	2023	2022
Notes payable	$1,062,471	$1,019,412
Revolving line of credit	—	—
Construction loan agreements	(44,895)	(7,389)
Total homebuilding debt	1,017,576	1,012,023
Total stockholders' equity	2,386,936	2,150,215
Total capital	$3,404,512	$3,162,238
Homebuilding debt to capital	29.9%	32.0%

Total homebuilding debt	$1,017,576	$1,012,023
Cash and cash equivalents	(226,150)	(296,724)
Cash held in escrow	(101,845)	(56,569)
Net homebuilding debt	689,581	658,730
Total stockholders' equity	2,386,936	2,150,215
Net capital	$3,076,517	$2,808,945

Net homebuilding debt to net capital	22.4%	23.5%

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

(in thousands, except share and per share information)

	Year Ended December 31,
	2023	2022
Numerator
Net income	$259,224	$525,126
Denominator
Weighted average common shares outstanding - basic	31,918,942	32,578,967
Dilutive effect of stock-based compensation awards	290,417	398,968
Weighted average common shares outstanding - diluted	32,209,359	32,977,935
Earnings per share:
Basic	$8.12	$16.12
Diluted	$8.05	$15.92

Adjusted earnings per share
Numerator
Net income	$259,224	$525,126
Income tax expense	91,606	151,774
Income before income tax expense	350,830	676,900
Inventory impairment	1,877	10,149
Adjusted income before income tax expense	352,707	687,049
Adjusted income tax expense(1)	(92,096)	(154,050)
Adjusted net income	$260,611	$532,999

Denominator - Diluted	32,209,359	32,977,935

Adjusted diluted earnings per share	$8.09	$16.16

(1)The tax rates used in calculating adjusted net income for the years ended December 31, 2023 and 2022 were 26.1% and 22.4%, respectively, which reflect our GAAP tax rates for the applicable periods.

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

Our Financial Services business utilizes mortgage backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held for sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held for sale, we typically use derivative financial instruments to economically hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also typically hedge our interest rate exposure through entering into interest rate swap futures.

The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our debt obligations as of December 31, 2023. Weighted average variable interest rates are based on the variable interest rates at December 31, 2023.

(dollars in thousands)

								Fair Value at
	Fiscal Year Ending December 31,							December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	2023
Fixed Rate	$24,710	$—	$—	$500,000	$—	$500,000	$1,024,710	$961,585
Average Interest Rate	7.6%	—%	—%	3.9%	—%	6.8%	5.4%
Variable Rate	$239,298	$—	$44,895	$—	$—	$—	$284,193	$284,193
Average Interest rate	6.9%	—%	7.4%	—%	—%	—%	7.0%

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Inflation remained elevated during the year ended December 31, 2023 compared to the prior year periods, and the Federal Reserve raised the federal funds interest rate during the first half of 2023, which continued to impact interest rates on 30-year fixed mortgages. Due to higher mortgage rates, we were no longer able to offset cost increases with higher home selling prices during the year ended December 31, 2023.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to five months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home starts convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of our cash receipts from home deliveries occurs during the second half of the year. This seasonality pattern may be affected by volatility in the homebuilding industry, supply chain challenges, and changes in demand for our homes.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2023, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2023, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2023 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Century Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 2, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 2, 2024

ITEM 9B.    OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (which we refer to as our “2024 Proxy Statement”).

During the fourth quarter of 2023, we did not make any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors, as described in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for our 2024 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our 2024 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our 2024 Proxy Statement.

Item 14.    Principal AccountAnt Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2024 Proxy Statement.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

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

3.1

Restated Certificate of Incorporation of Century Communities, Inc. (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2023 (File No. 001-36491)).

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

4.3

Indenture (including form of 6.750% Senior Notes due 2027), dated as of May 23, 2019, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

4.4

Form of 6.750% Senior Notes due 2027 (included as Exhibit A to Rule 144A/Regulation S Appendix to the Indenture) (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

4.5

Indenture (including form of 3.875% Senior Notes due 2029), dated as of August 23, 2021, among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 23, 2021 (File No. 001-36491)).

4.6

Form of 3.875% Senior Notes due 2029 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 23, 2021 (File No. 001-36491)).

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

10.9†

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

10.11†	Amendment to Amended and Restated Employment Agreement, effective as of May 3, 2023, between Century Communities, Inc. and Dale Francescon (filed herewith).

10.12†	Amendment to Amended and Restated Employment Agreement, effective as of May 3, 2023, between Century Communities, Inc. and Robert J. Francescon (filed herewith).

10.13†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.14†

Form of Director and Officer Indemnification Agreement between Century Communities, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 10, 2023 (File No. 001-36491)).

10.15

Second Amended and Restated Credit Agreement, dated as of May 21, 2021, among Century Communities, Inc., the lenders party thereto, Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and Texas Capital Bank, National Association, BBVA USA, BofA Securities, Inc., Fifth Third Bank, National Association and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Runners, and Wells Fargo Bank, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2021 (File No. 001-36491)).

10.16

First Modification Agreement effective as of December 21, 2022 among Century Communities, Inc., the guarantor parties thereto and Texas Capital Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 22, 2022 (File No. 001-36491)).

10.17

Purchase Agreement, dated May 9, 2019, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 14, 2019 (File No. 001-36491)).

10.18

Registration Rights Agreement, dated as of May 23, 2019, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-36491)).

10.19

Distribution Agreement, dated November 27, 2019, among Century Communities, Inc. and J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., and Fifth Third Securities, Inc. (incorporated by reference to Exhibit 1.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019 (File No. 001-36491)).

10.20

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

10.21

Purchase Agreement, dated August 3, 2021, among Century Communities, Inc., the Guarantors party thereto, and BofA Securities, Inc., as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 5, 2021 (File No. 001-36491)).

21.1	Subsidiaries of Century Communities, Inc. (filed herewith).

22.1	List of Guarantor Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1†	Century Communities, Inc. Clawback Policy (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

_____________________

†Management contract or compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Communities, Inc.

Date: February 2, 2024	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: February 2, 2024	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Chairman of the Board of Directors and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 2, 2024

/s/ Robert J. Francescon Robert J. Francescon	Co-Chief Executive Officer, President and Director (Co-Principal Executive Officer)	February 2, 2024

/s/ David L. Messenger David L. Messenger	Chief Financial Officer (Principal Financial Officer)	February 2, 2024

/s/ J. Scott Dixon	Assistant Chief Financial Officer
J. Scott Dixon	(Principal Accounting Officer)	February 2, 2024

/s/ Patricia L. Arvielo Patricia L. Arvielo	Director	February 2, 2024

/s/ John P. Box John P. Box	Director	February 2, 2024

/s/ Keith R. Guericke Keith R. Guericke	Director	February 2, 2024
/s/ James M. Lippman James M. Lippman	Director	February 2, 2024
/s/ Elisa Zúñiga Ramírez Elisa Zúñiga Ramírez	Director	February 2, 2024

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2024 expressed an unqualified opinion thereon.

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

Indicators of Impairment of Inventories
Description of the Matter

At December 31, 2023, the Company reported inventories of approximately $3.0 billion. The Company’s inventories are inclusive of pre-acquisition, land, land development, and other allocated costs, including interest, during periods of entitlement, development and home construction. As more fully described in Note 1 to the consolidated financial statements, the Company reviews for events or circumstances that indicate the carrying amount of inventories may be impaired. The Company evaluates for indicators of impairment at the lowest level of identifiable cash flows, which have been determined to be the community level. The evaluation of indicators of impairment includes, but is not limited to, judgments based on factors such as significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins, costs significantly in excess of budget, and operating cash flow losses. The Company recorded impairment charges of $1.9 million during the year ended December 31, 2023.

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

Denver, Colorado

February 2, 2024

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$226,150	$296,724
Cash held in escrow	101,845	56,569
Accounts receivable	76,213	52,797
Inventories	3,016,641	2,830,645
Mortgage loans held for sale	251,852	203,558
Prepaid expenses and other assets	350,193	250,535
Property and equipment, net	69,075	31,688
Deferred tax assets, net	16,998	20,856
Goodwill	30,395	30,395
Total assets	$4,139,362	$3,773,767
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$147,265	$106,926
Accrued expenses and other liabilities	303,392	299,588
Notes payable	1,062,471	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	239,298	197,626
Total liabilities	1,752,426	1,623,552
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,774,615 and 31,772,791 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	318	318
Additional paid-in capital	592,989	584,803
Retained earnings	1,793,629	1,565,094
Total stockholders' equity	2,386,936	2,150,215
Total liabilities and stockholders' equity	$4,139,362	$3,773,767

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Homebuilding revenues
Home sales revenues	$3,604,434	$4,393,786	$4,032,969
Land sales and other revenues	7,528	16,697	59,607
Total homebuilding revenues	3,611,962	4,410,483	4,092,576
Financial services revenues	80,223	95,433	123,738
Total revenues	3,692,185	4,505,916	4,216,314
Homebuilding cost of revenues
Cost of home sales revenues	(2,838,436)	(3,305,366)	(3,056,048)
Cost of land sales and other revenues	(2,147)	(10,628)	(39,315)
Total homebuilding cost of revenues	(2,840,583)	(3,315,994)	(3,095,363)
Financial services costs	(48,660)	(54,275)	(72,578)
Selling, general and administrative	(447,311)	(430,742)	(389,610)
Loss on debt extinguishment	—	—	(14,458)
Inventory impairment	(1,877)	(10,149)	(41)
Other expense	(2,924)	(17,856)	(3,142)
Income before income tax expense	350,830	676,900	641,122
Income tax expense	(91,606)	(151,774)	(142,618)
Net income	$259,224	$525,126	$498,504

Earnings per share:
Basic	$8.12	$16.12	$14.79
Diluted	$8.05	$15.92	$14.47
Weighted average common shares outstanding:
Basic	31,918,942	32,578,967	33,706,782
Diluted	32,209,359	32,977,935	34,444,918

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

			Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2020	33,351	$334	$697,200	$583,171	$1,280,705
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	675	7	(7)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(265)	(3)	(13,723)	—	(13,726)
Stock-based compensation expense	—	—	14,377	—	14,377
Cash dividends declared and dividend equivalents	—	—	158	(15,350)	(15,192)
Other	—	—	(160)	—	(160)
Net income	—	—	—	498,504	498,504
Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	518	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(201)	(2)	(12,752)	—	(12,754)
Repurchases of common stock	(2,305)	(23)	(120,623)	—	(120,646)
Stock-based compensation expense	—	—	20,049	—	20,049
Cash dividends declared and dividend equivalents	—	—	323	(26,357)	(26,034)
Other	—	—	(34)	—	(34)
Net income	—	—	—	525,126	525,126
Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	450	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(170)	(2)	(10,670)	—	(10,672)
Repurchases of common stock	(278)	(2)	(19,225)	—	(19,227)
Stock-based compensation expense	—	—	36,777	—	36,777
Cash dividends declared and dividend equivalents	—	—	1,308	(30,689)	(29,381)
Net income	—	—	—	259,224	259,224
Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$259,224	$525,126	$498,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,774	11,223	10,912
Stock-based compensation expense	36,777	20,049	14,377
Fair value of mortgage loans held for sale and other	1,642	11,036	5
Loss on debt extinguishment	—	—	14,458
Inventory impairment	1,877	10,149	41
Abandonment of lot option contracts	3,373	11,564	2,935
Deferred income taxes	3,858	383	(8,701)
Loss on disposition of assets	1,922	2,196	1,483
Changes in assets and liabilities:
Cash held in escrow	(45,276)	(4,272)	(29,148)
Accounts receivable	(23,416)	(10,865)	(20,238)
Inventories	(185,095)	(381,404)	(524,181)
Mortgage loans held for sale	(45,719)	139,956	(72,378)
Prepaid expenses and other assets	(15,615)	(19,896)	(79,413)
Accounts payable	40,339	22,247	(23,033)
Accrued expenses and other liabilities	(8,037)	(22,145)	13,224
Net cash provided by (used in) operating activities	41,628	315,347	(201,153)
Investing activities
Purchases of property and equipment	(43,140)	(20,168)	(8,910)
Expenditures related to development of rental properties	(88,538)	(30,291)	—
Other investing activities	(302)	(3,805)	2,434
Net cash used in investing activities	(131,980)	(54,264)	(6,476)
Financing activities
Borrowings under revolving credit facilities	150,000	1,478,000	30,000
Payments on revolving credit facilities	(150,000)	(1,478,000)	(30,000)
Borrowing under construction loan agreements	37,506	7,389	—
Proceeds from issuance of senior notes due 2029	—	—	500,000
Extinguishment of senior notes due 2025	—	—	(411,752)
Proceeds from issuance of insurance premium notes and other	26,511	26,278	21,484
Principal payments on insurance premium notes and other	(22,546)	(14,771)	(15,532)
Debt issuance costs	—	—	(6,159)
Net proceeds (payments) for mortgage repurchase facilities	41,672	(134,250)	72,826
Withholding of common stock upon vesting of stock-based compensation awards	(10,672)	(12,754)	(13,726)
Repurchases of common stock under stock repurchase program	(19,227)	(120,646)	—
Dividend payments	(29,381)	(26,034)	(15,192)
Other financing activities	—	(44)	(160)
Net cash provided by (used in) financing activities	23,863	(274,832)	131,789
Net increase (decrease)	$(66,489)	$(13,749)	(75,840)
Cash and cash equivalents and Restricted cash
Beginning of period	308,492	322,241	398,081
End of period	$242,003	$308,492	$322,241
Supplemental cash flow disclosure
Cash paid for income taxes	$80,380	$168,117	$155,590
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$226,150	$296,724	$316,310
Restricted cash (Note 6)	15,853	11,768	5,931
Cash and cash equivalents and Restricted cash	$242,003	$308,492	$322,241

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2023, 2022 and 2021

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states. In many of our projects, in addition to building homes, we are responsible for the entitlement and development of the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the entry-level homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance, and escrow services, respectively, primarily to our homebuyers have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

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

Inventories and Cost of Sales

We capitalize pre-acquisition, land, land development, and other allocated costs, including interest, during development, periods of entitlement, and home construction.

Land, land development, and other common costs are allocated to inventory using the relative-sales-value method; however, as lots within a project typically have comparable market values, we generally allocate land, land development, and common costs equally to each lot within the project. Home construction costs are recorded using the specific-identification method. Cost of sales for homes closed includes the allocation of construction costs of each home and all applicable land acquisition, land development, and related common costs, both incurred and estimated to be incurred. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining homes in the community.

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of home sales revenues are recorded for the amount that is estimated will ultimately be paid related to completed homes.

We review all of our communities for indicators of impairment quarterly and record an impairment loss when conditions exist where the carrying amount of inventory is not recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases to gross margins, costs significantly in excess of budget, and operating cash flow losses.

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

During the year ended December 31, 2023, we determined that inventory with a carrying value before impairment of $12.2 million within 5 communities across our Century Complete and Texas segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $1.9 million in order to record the communities at fair value. During the year ended December 31, 2022, we recorded impairment charges of $10.1 million for 22 communities and during the year ended December 31, 2021, we recorded nominal impairment charges for one community. The impairment charges are included in inventory impairment in our consolidated statements of operations.

Home Sales Revenues and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are closed and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date.  In order to promote sales of the homes, we may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis, and primarily include price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets. Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $7.9 million and $17.9 million at December 31, 2023 and December 31, 2022, respectively.

Performance Deposits

We are occasionally required to make a land, bond, and utility cash deposits as each new development is started. These amounts typically are refundable as each home is delivered. Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheets.

Lot Option and Escrow Deposits

We enter into lot option and purchase agreements with unrelated parties to acquire lots for the construction of homes. Under these agreements, we have paid deposits, which in many cases are non-refundable, in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Lot option and escrow deposits are included in prepaid expenses and other assets on the consolidated balance sheets. We charge to expense non-refundable deposit and capitalized pre-acquisition costs, when it is probable that the lots will not be acquired.  During the year ended December 31, 2023, 2022, and 2021 we terminated certain contracts in our markets that no longer met our investment criteria, resulting in a charges of $3.4 million, $11.6 million, and $2.9 million, respectively, which are included in other expense in our consolidated statements of operations.

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

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

	Years
Leasehold improvements, furniture and fixtures, and other	2	-	7
Buildings and improvements	20	-	40
Machinery and equipment	5	-	25
Model furnishings	1	-	3
Computer hardware and software	1	-	3

Mortgage Loans Held for Sale and Financial Services Revenue Recognition

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, are also included in financial services revenue on the consolidated statements of operations. Financial services revenue also includes fees earned from originating mortgage loans which are recognized at the time the mortgage loans are funded, which include origination fees and discount points to reduce interest rates based on commitment agreements entered into between our homebuilding segments and Financial Services.

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

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We estimate an annual forfeiture rate at the time of grant based on historical experience, and revise the rate in subsequent periods, if necessary, based on actual forfeiture data. The fair value of our restricted stock units and awards in the form of unrestricted shares of common stock is equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2023, 2022, and 2021 have three-year performance-based metrics measured over performance periods ending on December 31 for each three-year period.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company records a corresponding valuation allowance against the deferred tax asset. As of December 31, 2023 and 2022, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statements of operations. As of December 31, 2023 and 2022 we had no reserves for uncertain tax positions.

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

As of December 31, 2023 and 2022, we determined our goodwill was not impaired.

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

As a result of our analysis, we determined that as of December 31, 2023 and 2022, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract. As of December 31, 2023 and 2022, we had non-refundable cash deposits totaling $18.3 million and $25.8 million, respectively, classified in prepaid expenses and other assets in our consolidated balance sheets for land option contracts. The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2023 and 2022, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $14.9 million, $9.5 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Advertising and marketing costs are included in selling, general and administrative on the consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for us for the fiscal year ending December 31, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s CODM. ASU 2023-07 will become effective for us for the fiscal year ending December 31, 2024, and for interim periods starting in our first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-07 on our consolidated financial statements and related disclosures.

Subsequent Event

On January 22, 2024, we closed on the acquisition of substantially all the assets of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee.

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

The management of our four Century Communities geographic regions and Century Complete reports to our chief operating decision makers (which we refer to as “CODMs”), the Co-Chief Executive Officers of our Company. The CODMs review the results of our operations, including total revenue and income before income tax expense to determine profitability and to allocate resources. Accordingly, we have presented our homebuilding operations as the following five reportable segments as of December 31, 2023:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Alabama, Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, Ohio, South Carolina)

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have presented segment information under this new basis as of and for the year ended December 31, 2023, and we have restated the corresponding segment information for those segments as of December 31, 2022 and for the years ended December 31, 2022 and 2021.

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

The following table summarizes total revenue and income before income tax expense by segment (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
West	$667,269	$1,075,507	$1,022,523
Mountain	967,240	1,147,826	1,151,911
Texas	461,414	531,188	519,428
Southeast	595,474	726,100	663,728
Century Complete	920,565	929,862	734,986
Financial Services	80,223	95,433	123,738
Corporate	—	—	—
Total revenue	$3,692,185	$4,505,916	$4,216,314

Income (loss) before income tax expense:
West	$89,503	$218,546	$213,301
Mountain	113,958	192,525	212,335
Texas	43,791	74,796	75,273
Southeast	107,003	139,038	92,420
Century Complete	99,043	113,544	102,505
Financial Services	31,563	41,158	51,160
Corporate	(134,031)	(102,707)	(105,872)
Total income before income tax expense	$350,830	$676,900	$641,122

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2023	2022
West	$786,489	$665,827
Mountain	1,051,052	1,122,892
Texas	577,129	508,862
Southeast	503,249	415,887
Century Complete	386,444	376,131
Financial Services	450,208	372,284
Corporate	384,791	311,884
Total assets	$4,139,362	$3,773,767

Corporate assets include certain cash and cash equivalents, costs associated with development of multi-family rental properties, certain property and equipment, deferred tax assets, income tax receivables, and prepaid insurance.

3. Inventory

Inventory included the following (in thousands):

	December 31,	December 31,
	2023	2022
Homes under construction	$1,334,584	$1,213,919
Land and land development	1,609,459	1,554,951
Capitalized interest	72,598	61,775
Total inventories	$3,016,641	$2,830,645

4. Financial Services

Our Financial Services are principally comprised of our mortgage lending operations, Inspire. Inspire is a full-service mortgage lender and primarily originates mortgage loans for our homebuyers. Inspire sells substantially all of the loans it originates either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its mortgage repurchase facilities. As of December 31, 2023 and 2022, Inspire had mortgage loans held for sale with an aggregate fair value of $251.9 million and $203.6 million, respectively, and an aggregate outstanding principal balance of $247.7 million and $202.0 million, respectively. Net loss on the sale of mortgage loans was $13.7 million for the year ended December 31, 2023, and net gains on the sale of mortgage loans were $7.7 million and $87.3 million for the years ended December 31, 2022 and 2021, respectively, and are included in financial services revenue on the consolidated statements of operations. Gain from the change in fair value for mortgage loans held for sale was $2.6 million for the year ended December 31, 2023, and losses from the change in fair value for mortgage loans held for sale were $9.5 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively, and are included in financial services revenue on the consolidated statements of operations.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $49.6 million and $68.1 million at December 31, 2023 and 2022, respectively, and carried a weighted average interest rate of approximately 5.8% and 6.1%, respectively. Interest rate risks related to these obligations are typically mitigated by the preselling of loans to investors or through our interest rate hedging program. Refer to Note 13 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2023	2022
Leasehold improvements, furniture and fixtures, and other	11,373	9,015
Buildings, improvements, and land	11,943	—
Machinery and equipment	33,511	10,867
Model furnishings	23,057	15,069
Computer hardware and software	14,756	12,745
Property and equipment, gross	94,640	47,696
Less accumulated depreciation	(25,565)	(16,008)
Property and equipment, net	$69,075	$31,688

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid insurance	$37,624	$31,716
Lot option and escrow deposits	51,369	48,354
Performance deposits	10,170	12,626
Restricted cash (1)	15,853	11,768
Multi-family rental properties under construction	136,300	56,615
Mortgage loans held for investment at fair value	21,041	18,875
Mortgage loans held for investment at amortized cost	6,826	6,574
Mortgage servicing rights	30,932	24,164
Derivative assets	1,618	1,958
Other assets and prepaid expenses	38,460	37,885
Total prepaid expenses and other assets	$350,193	$250,535

(1)Restricted cash primarily consists of certain compensating balances associated with our mortgage repurchase facilities and other financing obligations and earnest money deposits for home sale contracts held by third parties as required by various jurisdictions.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2023	2022
Earnest money deposits	$7,933	$17,903
Warranty reserve	11,524	13,136
Self-insurance reserve	23,659	16,998
Accrued compensation costs	80,133	80,415
Land development and home construction accruals	120,224	128,483
Accrued interest	10,404	10,670
Derivative liabilities	5,291	1,526
Other accrued liabilities	44,224	30,457
Total accrued expenses and other liabilities	$303,392	$299,588

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $3.4 million and $2.1 million during the years ended December 31, 2023 and 2022, respectively, which is included as a reduction to cost of home sales revenues on our consolidated statements of operations.

Changes in our warranty accrual for the years ended December 31, 2023 and 2022 are detailed in the table below (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$13,136	$13,343
Warranty expense provisions	9,373	9,751
Payments	(7,590)	(7,843)
Warranty adjustment	(3,395)	(2,115)
Ending balance	$11,524	$13,136

9. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have closed and premise operations during construction. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based on third party actuarial analyses that are primarily based upon industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our third-party actuarial analyses, we reduced our self-insurance reserve by $3.4 million during the year ended December 31, 2023, and we increased our self-insurance reserve by $0.9 million during the year ended December 31, 2022. These adjustments are included in cost of home sales revenues on our consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the years ended December 31, 2023, and 2022 are detailed in the table below (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$16,998	$5,103
Self-insurance expense provisions	10,260	11,051
Payments	(153)	(7)
Self-insurance adjustment	(3,446)	851
Ending balance	$23,659	$16,998

10. Debt

Our outstanding debt obligations included the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
3.875% senior notes, due August 2029(1)	$495,656	$494,884
6.750% senior notes, due June 2027(1)	497,210	496,394
Other financing obligations(2)	69,605	28,134
Notes payable	1,062,471	1,019,412
Revolving line of credit	—	—
Mortgage repurchase facilities	239,298	197,626
Total debt	$1,301,769	$1,217,038

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2) As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements. As of December 31, 2022, other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings, as well as $7.4 million outstanding under construction loan agreements.

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

As of December 31, 2023, the aggregate obligation, inclusive of unamortized financing costs on the 2029 Notes, was $495.7 million.

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

The Initial Notes due 2027 and Exchange Notes due 2027 (which we refer to collectively, as the “Existing Notes due 2027”) will be treated as a single series of notes under the May 2019 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2019 Indenture. The Existing Notes due 2027 are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2019 Indenture governing the Existing Notes due 2027 contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing Notes due 2027 is due June 2027, with interest only payments due semi-annually in June and December of each year, which began on December 1, 2019.

As of December 31, 2023, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2027, was $497.2 million.

Other Financing Obligations

As of December 31, 2023, other financing obligations included amounts related to insurance premium notes and certain secured borrowings, as well as outstanding borrowings under construction loan agreements.

Insurance premium notes and certain secured borrowings

As of December 31, 2023, we had $14.4 million of outstanding land development notes and $10.3 million of outstanding insurance premium notes, compared to $14.4 million of outstanding land development notes and $6.3 million outstanding insurance premium notes as of December 31, 2022.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements entered into during 2022 and the first quarter of 2023 with various banks, (which we collectively refer to as “the lenders”). The three construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of December 31, 2023 and 2022, $44.9 million and $7.4 million were outstanding under the construction loan agreements, respectively, with borrowings that bore a weighted average interest rate of 7.4% and 5.6% during the year ended December 31, 2023 and 2022, respectively, and we were in compliance with all covenants thereunder.

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

As of December 31, 2023 and 2022, no amounts were outstanding under the revolving line of credit facility and were in compliance with all covenants under the Second A&R Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan and Texas Capital Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of December 31, 2023, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through December 18, 2024. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and, along with previous repurchase facility agreements that were terminated during 2023, bore a weighted average interest rate of 6.9% during the year ended December 31, 2023.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2023 and 2022, we had $239.3 million and $197.6 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Debt Maturities

Aggregate annual maturities of debt as of December 31, 2023 are as follows (in thousands):

2024	$264,008
2025	—
2026	44,895
2027	500,000
2028	—
Thereafter	500,000
Total	1,308,903
Less: Discount and deferred financing costs, net on senior notes	(7,134)
Carrying amount	$1,301,769

During the years ended December 31, 2023, 2022, and 2021, we paid approximately $58.1 million, $61.1 million, and $59.2 million, respectively, in interest expense payments.

11. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2023, 2022, and 2021, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest capitalized beginning of period	$61,775	$53,379	$60,838
Interest capitalized during period	56,750	63,065	59,387
Less: capitalized interest in cost of sales	(45,927)	(54,669)	(66,846)
Interest capitalized end of period	$72,598	$61,775	$53,379

12. Income Taxes

Our income tax expense for the years ended December 31, 2023, 2022 and 2021 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$73,003	$119,255	$120,448
State and local	14,745	32,136	30,871
Total current	87,748	151,391	151,319
Deferred
Federal	3,020	361	(7,151)
State and local	838	22	(1,550)
Total deferred	3,858	383	(8,701)
Income tax expense	$91,606	$151,774	$142,618

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022, and 2021, to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax expense	$73,652	$142,149	$134,636
State income tax expense, net of federal income tax expense benefit	12,966	26,284	24,123
Executive compensation	9,507	5,889	3,520
Excess tax benefits upon vesting of share based payment awards	(311)	(675)	(764)
Federal energy credits	(2,596)	(18,324)	(16,451)
State tax credits	(185)	(635)	(1,220)
Other	(1,427)	(2,914)	(1,226)
Income tax expense	$91,606	$151,774	$142,618

Income tax expense for the years ended December 31, 2023, 2022, and 2021 was impacted by benefits of $2.6 million, $18.3 million, and $16.5 million, respectively, associated with the Energy Efficient Home Credit under Internal Revenue Code Section 45L (which we refer to as “Federal Energy Credits”). During prior year period, the Federal Energy Credits provided eligible contractors a federal income tax credit of $2,000 for each home delivered that met the energy saving and certification requirements under the statute for homes delivered through December 31, 2022. The Inflation Reduction Act of 2022 modified the Federal Energy Credits beginning January 1, 2023 requiring a more rigorous certification process and provides a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Warranty reserves	$2,775	$3,221
Stock-based compensation	1,682	1,320
Accrued compensation and other	12,812	13,614
Inventories, additional costs capitalized for tax	18,896	13,301
Lease liabilities	4,130	3,587
Other	6,518	4,443
Deferred tax asset	46,813	39,486

Deferred tax liabilities
Prepaid expenses	(284)	(362)
Property and equipment	(13,061)	(7,791)
Mortgage servicing rights	(7,449)	(5,925)
Right of use assets	(3,909)	(3,302)
Other	(5,112)	(1,250)
Deferred tax liability	(29,815)	(18,630)
Net deferred tax asset	$16,998	$20,856

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2023 and 2022, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax and various state income tax examinations for calendar tax years ending 2018 through 2023. An audit by the Internal Revenue Service of a federal refund claim related to the retroactive extension of energy efficient homes tax credits for tax year 2018 and additional energy efficient tax credits for tax year 2019 and 2020 was completed during 2023 with no adjustments. The Company is under audit by various taxing authorities; however, the Company is not aware of any significant findings by the state taxing authorities.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022, respectively (in thousands):

			December 31,	December 31,
	Balance Sheet Classification	Hierarchy	2023	2022

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$251,852	$203,558
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$21,041	$18,875
Derivative assets	Prepaid expenses and other assets	Level 2	$1,618	$1,958
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$30,932	$24,164
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$5,291	$1,526

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 8.6%, 10.3%, and $0.072 per year per loan, respectively as of December 31, 2023 and 7.6%, 9.0%, and $0.072 per year per loan, respectively, as of December 31, 2022. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Mortgage servicing rights	2023	2022
Beginning of period	$24,164	$13,701
Originations	7,755	7,552
Settlements	(1,417)	(851)
Changes in fair value	430	3,762
End of period	$30,932	$24,164

	Year Ended December 31,
Mortgage loans held-for-investment at fair value	2023	2022
Beginning of period	$18,875	$10,631
Transfers from loans held for sale	4,666	9,757
Settlements	(1,368)	(1,121)
Reduction in unpaid principal balance	(881)	(295)
Changes in fair value	(251)	(97)
End of period	$21,041	$18,875

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$226,150	$226,150	$296,724	$296,724
3.875% senior notes (1)(2)	Level 2	$495,656	$436,875	$494,884	$395,000
6.750% senior notes (1)(2)	Level 2	$497,210	$500,000	$496,394	$477,500
Revolving line of credit(3)	Level 2	$—	$—	$—	$—
Other financing obligations(3)(4)	Level 3	$69,605	$69,605	$28,134	$28,134
Mortgage repurchase facilities(3)	Level 2	$239,298	$239,298	$197,626	$197,626

(1)	Estimated fair value of the senior notes is based on recent trading activity in inactive markets.
(2)

Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of December 31, 2023, these amounts totaled $4.3 million and $2.8 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2022, these amounts totaled $5.1 million and $3.6 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)

Other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 4.84% to 7.70%, and $44.9 million related to outstanding borrowings on construction loan agreements that bore a weighted average interest rate of 7.4% during the period ended December 31, 2023. Other financing obligations included $20.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 2.40% to 5.84%, and $7.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 5.6% during the period ended December 31, 2022.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. During the year ended December 31, 2023, we determined that inventory with a carrying value before impairment of $12.2 million within 5 communities across our Century Complete and Texas segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $1.9 million in order to record the communities at fair value. During the year ended December 31, 2022, we recorded impairment charges of $10.1 million for 22 communities and during the year ended December 31, 2021, we recorded nominal impairment charges for one community. The estimated fair value of the communities was determined through a discounted cash flow approach utilizing Level 3 inputs. When estimating future discounted cash flows, we have utilized a discount rate of approximately 12% in our valuations during the years ended December 31, 2023, 2022, and 2021, respectively. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

14. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees. The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2023, 2022 and 2021 were $3.0 million, $3.3 million and $3.2 million, respectively.

15. Stock-Based Compensation

During the years ended December 31, 2023, 2022 and 2021, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million, 0.5 million, and 0.2 million shares of common stock, respectively in each year, assuming maximum level of performance, with grant date fair values of $60.05, $55.93, and $58.28 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued for the PSUs ranges from 0% to up to 250% of a targeted number of shares dependent upon the participant and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the years ended December 31, 2023, 2022, and 2021 we issued 0.3 million, 0.3 million, and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSU that were granted in previous periods. Approximately 1.1 million shares will vest from 2024 to 2026 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

During the years ended December 31, 2023, 2022 and 2021, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million, 0.2 million and 0.2 million shares of common stock, respectively, with grant date fair values of $62.76, $62.90 and $53.21 per share, respectively, that primarily vest over a three year period. During the years ended December 31, 2023, 2022, and 2021, we granted 12.0 thousand, 11.0 thousand and 7.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with grant date fair values of $65.30, $54.46 and $78.30, respectively, to our non-employee directors.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation expense of $36.8 million, $20.0 million and $14.4 million, respectively, which is generally included in selling, general and administrative on the consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the year ended December 31, 2023, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest under our PSU awards increased by a total of 0.5 million shares during the year ended December 31, 2023, of which 0.3 million shares were attributed to PSUs granted in previous periods. We recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $14.5 million ($10.7 million net of tax), or $0.33 per share (basic and diluted), during the year ended December 31, 2023.

The following table summarizes the activity of our PSUs, assuming current estimated level of performance achievement, RSUs, and stock awards for the years ended December 31, 2023, 2022 and 2021 (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	977	$50.78	1,104	$31.48	1,462	$26.76
Granted	707	61.09	428	59.41	347	55.60
Vested	(450)	36.27	(518)	27.17	(675)	29.31
Forfeited	(59)	60.86	(37)	57.79	(30)	37.68
Adjustment for PSU awards granted in previous periods	282	55.93	-	-	-	-
Outstanding, end of year	1,457	$59.27	977	$50.78	1,104	$31.48

A summary of our outstanding PSUs, assuming current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

December 31, 2023
Unvested units	1,457
Unrecognized compensation cost	$37,006
Weighted-average years to recognize compensation cost	1.71

16. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2023, and 2022, there were 31.8 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the years ended December 31, 2023 and 2022, we issued 0.5 million and 0.5 million shares of common stock, respectively, related to the vesting and settlement of RSUs, PSUs, and stock awards. As of December 31, 2023, approximately 2.5 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the years ended December 31, 2023 and 2022, and as of December 31, 2023, all $100.0 million remained available for sale.

We authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the years ended December 31, 2023 and 2022, an aggregate of 278.2 thousand and 2.3 million shares, respectively, were repurchased for a total purchase price of approximately $19.2 million and $120.6 million, respectively, at a weighted average price of $69.09 and $52.32 per share, respectively. During the year ended December 31, 2021, we did not repurchase any shares of common stock. The maximum number of shares available to be purchased under the stock repurchase program as of December 31, 2023 was 1,230,010 shares.

During the years ended December 31, 2023 and 2022, shares of common stock at a total cost of $10.7 million and $12.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2023 and 2022, respectively (in thousands, except per share information):

			Year Ended December 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341
November 8, 2023	November 29, 2023	December 13, 2023	$0.23	$7,307

			Year Ended December 31, 2022
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 16, 2022	March 2, 2022	March 16, 2022	$0.20	$6,657
May 18, 2022	June 1, 2022	June 15, 2022	$0.20	$6,568
August 17, 2022	August 31, 2022	September 14, 2022	$0.20	$6,455
November 9, 2022	November 30, 2022	December 14, 2022	$0.20	$6,354

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

17. Earnings Per Share

We use the treasury stock method to calculate earnings per share (which we refer to as “EPS”) as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share information):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net income	$259,224	$525,126	$498,504
Denominator
Weighted average common shares outstanding - basic	31,918,942	32,578,967	33,706,782
Dilutive effect of stock-based compensation awards	290,417	398,968	738,136
Weighted average common shares outstanding - diluted	32,209,359	32,977,935	34,444,918
Earnings per share:
Basic	$8.12	$16.12	$14.79
Diluted	$8.05	$15.92	$14.47

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.8 million, 0.5 million, and 0.2 million common stock unit equivalents from diluted earnings per share during the years ended December 31, 2023, 2022 and 2021, respectively, related to the PSUs for which performance conditions remained unsatisfied.

18. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of December 31, 2023 and 2022, we had $510.5 million and $574.8 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

Leases

The Company leases office space and equipment under non-cancelable operating leases, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. Operating lease expense was $8.0 million, $7.9 million, and $7.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, which are presented on the consolidated statements of operations within selling, general, and administrative expense.

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$5,402
2025	4,828
2026	3,458
2027	2,190
2028	2,127
Thereafter	329
Total	$18,334
Less: discount	(1,945)
Total lease liabilities	$16,389

Legal Proceedings

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business, which consist primarily of construction claims. It is the opinion of management that if the claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record the estimated amount to other accrued liabilities included in accrued expenses and other liabilities on the consolidated balance sheet.

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in accounts receivable on our consolidated balance sheet when recovery is probable.

We do not believe that the ultimate resolution of any claims and lawsuits will have a material adverse effect upon our consolidated financial position, results of operations, or cash flows.