Form 10-Q
period 2024-03-31
Century Communities, Inc.
filed 2024-04-25
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

On April 19, 2024, 31,790,755 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets	(unaudited)	(audited)
Cash and cash equivalents	$122,840	$226,150
Cash held in escrow	84,776	101,845
Accounts receivable	65,995	76,213
Inventories	3,107,133	3,016,641
Mortgage loans held for sale	217,702	251,852
Prepaid expenses and other assets	388,801	350,193
Property and equipment, net	74,647	69,075
Deferred tax assets, net	17,601	16,998
Goodwill	32,082	30,395
Total assets	$4,111,577	$4,139,362
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$135,784	$147,265
Accrued expenses and other liabilities	274,308	303,392
Notes payable	1,069,762	1,062,471
Revolving line of credit	—	—
Mortgage repurchase facilities	212,447	239,298
Total liabilities	1,692,301	1,752,426
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,790,585 and 31,774,615 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	318	318
Additional paid-in capital	569,581	592,989
Retained earnings	1,849,377	1,793,629
Total stockholders' equity	2,419,276	2,386,936
Total liabilities and stockholders' equity	$4,111,577	$4,139,362

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Homebuilding revenues
Home sales revenues	$922,402	$735,600
Land sales and other revenues	1,216	1,535
Total homebuilding revenues	923,618	737,135
Financial services revenues	24,925	15,855
Total revenues	948,543	752,990
Homebuilding cost of revenues
Cost of home sales revenues	(725,570)	(601,385)
Cost of land sales and other revenues	(37)	—
Total homebuilding cost of revenues	(725,607)	(601,385)
Financial services costs	(14,877)	(10,781)
Selling, general and administrative	(114,109)	(98,313)
Other income (expense)	(9,630)	1,498
Income before income tax expense	84,320	44,009
Income tax expense	(19,988)	(10,698)
Net income	$64,332	$33,311

Earnings per share:
Basic	$2.02	$1.04
Diluted	$2.00	$1.04
Weighted average common shares outstanding:
Basic	31,808,959	31,914,414
Diluted	32,238,808	32,117,082

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$64,332	$33,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,475	3,292
Stock-based compensation expense	2,796	5,360
Fair value of mortgage loans held for sale and other	(2,443)	205
Impairment on other investment	7,722	—
Purchase price accounting for acquired work in process inventory	1,581	—
Abandonment of lot option contracts	762	638
Deferred income taxes	(603)	(83)
Loss on disposition of assets	274	198
Changes in assets and liabilities:
Cash held in escrow	17,069	43,878
Accounts receivable	10,823	10
Inventories	(68,001)	90,152
Mortgage loans held for sale	29,118	48,241
Prepaid expenses and other assets	(7,050)	8,247
Accounts payable	(11,592)	(401)
Accrued expenses and other liabilities	(28,671)	(41,714)
Net cash provided by operating activities	21,592	191,334
Investing activities
Purchases of property and equipment	(5,922)	(4,820)
Expenditures related to development of rental properties	(25,950)	(16,268)
Business combination and other investing activities	(32,716)	152
Net cash used in investing activities	(64,588)	(20,936)
Financing activities
Borrowings under revolving credit facilities	211,000	—
Payments on revolving credit facilities	(211,000)	—
Borrowing under construction loan agreements	15,972	7,137
Proceeds from issuance of insurance premium notes and other	11,166	3,032
Principal payments on insurance premium notes and other	(20,245)	(3,364)
Net proceeds (payments) for mortgage repurchase facilities	(26,851)	(47,842)
Withholding of common stock upon vesting of stock-based compensation awards	(10,415)	(9,880)
Repurchases of common stock under stock repurchase program	(16,109)	—
Dividend payments	(8,264)	(7,365)
Other financing activities	—	—
Net cash used in financing activities	(54,746)	(58,282)
Net increase (decrease)	$(97,742)	$112,116
Cash and cash equivalents and Restricted cash
Beginning of period	242,003	308,492
End of period	$144,261	$420,608
Supplemental cash flow disclosure
Cash paid for income taxes	$—	$—
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$122,840	$405,722
Restricted cash (Note 5)	21,421	14,886
Cash and cash equivalents and Restricted cash	$144,261	$420,608

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Vesting of stock-based compensation awards	323	3	(3)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(120)	(1)	(10,414)	—	(10,415)
Repurchases of common stock	(187)	(2)	(16,107)	—	(16,109)
Stock-based compensation expense	—	—	2,796	—	2,796
Cash dividends declared and dividend equivalents	—	—	320	(8,584)	(8,264)
Net income	—	—	—	64,332	64,332
Balance at March 31, 2024	31,791	$318	$569,581	$1,849,377	$2,419,276

Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards	412	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(159)	(2)	(9,878)	—	(9,880)
Stock-based compensation expense	—	—	5,360	—	5,360
Cash dividends declared and dividend equivalents	—	—	208	(7,573)	(7,365)
Net income	—	—	—	33,311	33,311
Balance at March 31, 2023	32,026	$320	$580,489	$1,590,832	$2,171,641

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the entry-level homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 5, 2024.

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

Business Acquisition

On January 22, 2024, we closed on the acquisition of substantially all the assets of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update (which we refer to as “ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for us for the fiscal year ending December 31, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (which we refer to as “CODM”) and included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s CODM. ASU 2023-07 will become effective for us for the fiscal year ending December 31, 2024, and for interim periods starting in our first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-07 on our consolidated financial statements and related disclosures.

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

•Mountain (Arizona, Colorado, Nevada, and Utah)

•Texas

•Southeast (Alabama, Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, Ohio, South Carolina)

We have identified our Financial Services operations, which provide mortgage, title, insurance and escrow services to our homebuyers, as a sixth reportable segment. Our Corporate operations are a non-operating segment, as our Corporate operations serve to support our homebuilding, and to a lesser extent our Financial Services operations, through functions, such as our executive, finance, treasury, human resources, accounting and legal departments.

Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
West	$172,648	$129,081
Mountain	254,279	246,275
Texas	131,273	89,532
Southeast	161,658	87,126
Century Complete	203,760	185,121
Financial Services	24,925	15,855
Corporate	—	—
Total revenue	$948,543	$752,990

Income (loss) before income tax expense:
West	$26,707	$7,973
Mountain	27,808	27,808
Texas	13,872	3,673
Southeast	20,796	11,966
Century Complete	21,101	13,950
Financial Services	10,048	5,074
Corporate	(36,012)	(26,435)
Total income before income tax expense	$84,320	$44,009

The following table summarizes total assets by segment (in thousands):

	March 31,	December 31,
	2024	2023
West	$787,198	$786,489
Mountain	1,050,830	1,051,052
Texas	617,785	577,129
Southeast	542,895	503,249
Century Complete	417,352	386,444
Financial Services	397,700	450,208
Corporate	297,817	384,791
Total assets	$4,111,577	$4,139,362

Corporate assets primarily include costs associated with development of multi-family rental properties, certain cash and cash equivalents, certain property and equipment, deferred tax assets, certain receivables, and prepaid insurance.

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2024	2023
Homes under construction	$1,386,300	$1,334,584
Land and land development	1,645,661	1,609,459
Capitalized interest	75,172	72,598
Total inventories	$3,107,133	$3,016,641

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, are also included in financial services revenue on the consolidated statements of operations. Financial services revenue also includes fees earned from originating mortgage loans which are recognized at the time the mortgage loans are funded, which include origination fees and discount points to reduce interest rates based on commitment agreements entered into between our homebuilding and Financial Services segments.

As of March 31, 2024 and December 31, 2023, Inspire had mortgage loans held for sale with an aggregate fair value of $217.7 million and $251.9 million, respectively, and an aggregate outstanding principal balance of $218.6 million and $247.7 million, respectively. Net gains on the sale of mortgage loans were $2.0 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. The loss from the change in fair value for mortgage loans held for sale was $5.0 million for the three months ended March 31, 2024, and was nominal for the three months ended March 31, 2023.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $147.1 million and $49.6 million at March 31, 2024 and December 31, 2023, respectively, and carried a weighted average interest rate of approximately 5.5% and 5.8%, respectively.  Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$36,824	$37,624
Lot option and escrow deposits	64,117	51,369
Performance deposits	8,734	10,170
Restricted cash (1)	21,421	15,853
Multi-family rental properties under construction	160,213	136,300
Mortgage loans held for investment at fair value	21,620	21,041
Mortgage loans held for investment at amortized cost	6,778	6,826
Mortgage servicing rights	32,734	30,932
Derivative assets	3,790	1,618
Other assets and prepaid expenses	32,570	38,460
Total prepaid expenses and other assets	$388,801	$350,193

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2024	2023
Earnest money deposits	$14,402	$7,933
Warranty reserve	11,212	11,524
Self-insurance reserve	25,652	23,659
Accrued compensation costs	33,657	80,133
Land development and home construction accruals	121,314	120,224
Accrued interest	14,324	10,404
Income taxes payable	8,464	—
Derivative liabilities	979	5,291
Other accrued liabilities	44,304	44,224
Total accrued expenses and other liabilities	$274,308	$303,392

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.3 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three months ended March 31, 2024 and 2023 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$11,524	$13,136
Warranty expense provisions	2,670	1,829
Payments	(1,691)	(2,176)
Warranty adjustment	(1,291)	(458)
Ending balance	$11,212	$12,331

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have closed and premise operations during construction. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based on third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the three months ended March 31, 2024 and 2023, we recorded no change to our self-insurance reserve. Any adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three months ended March 31, 2024 and 2023 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$23,659	$16,998
Self-insurance expense provisions	2,511	2,115
Payments	(518)	(37)
Self-insurance adjustment	—	—
Ending balance	$25,652	$19,076

9. Debt

Our outstanding debt obligations included the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$495,849	$495,656
6.750% senior notes, due June 2027(1)	497,414	497,210
Other financing obligations(2)	76,499	69,605
Notes payable	1,069,762	1,062,471
Revolving line of credit	—	—
Mortgage repurchase facilities	212,447	239,298
Total debt	$1,282,209	$1,301,769

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of March 31, 2024, other financing obligations included $15.6 million related to insurance premium notes and certain secured borrowings, as well as $60.9 million outstanding under construction loan agreements. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC, are parties to construction loan agreements with various banks, (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of March 31, 2024 and December 31, 2023, $60.9 million and $44.9 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 7.5% and 7.4% during the three months ended March 31, 2024 and during the year ended December 31, 2023, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

In 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “revolving line of credit”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The revolving line of credit includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $200.0 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement are based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

As of March 31, 2024 and December 31, 2023, no amounts were outstanding under the revolving line of credit, respectively, and we were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., Texas Capital Bank, and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $450.0 million as of March 31, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through March 21, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 7.2% during the year ended March 31, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2024 and December 31, 2023, we had $212.4 million and $239.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2024 and 2023, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest capitalized beginning of period	$72,598	$61,775
Interest capitalized during period	14,607	14,016
Less: capitalized interest in cost of sales	(12,033)	(9,807)
Interest capitalized end of period	$75,172	$65,984

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2024 estimated annual effective tax rate, before discrete items of 25.0%, is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase of 0.3%.

For the three months ended March 31, 2024, our estimated annual rate of 25.0% was benefitted by discrete items which had a net impact of decreasing our rate by 1.3%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2024 and 2023, we recorded income tax expense of $20.0 million and $10.7 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, respectively (in thousands):

			March 31,	December 31,
	Balance Sheet Classification	Hierarchy	2024	2023

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$217,702	$251,852
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$21,620	$21,041
Derivative assets	Prepaid expenses and other assets	Level 2	$3,790	$1,618
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$32,734	$30,932
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$979	$5,291

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 8.7%, 10.3%, and $0.072 per year per loan, respectively, as of March 31, 2024, and 8.6%, 10.3%, and $0.072 per year per loan, respectively, as of December 31, 2023. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Mortgage servicing rights	2024	2023
Beginning of period	$30,932	$24,164
Originations	1,234	1,045
Settlements	(562)	(151)
Changes in fair value	1,130	(1,157)
End of period	$32,734	$23,901

	Three Months Ended March 31,
Mortgage loans held-for-investment at fair value	2024	2023
Beginning of period	$21,041	$18,875
Transfers from loans held for sale	1,149	1,434
Settlements	(314)	—
Reduction in unpaid principal balance	(117)	(104)
Changes in fair value	(139)	(127)
End of period	$21,620	$20,078

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at March 31, 2024 and December 31, 2023, respectively (in thousands).

		March 31, 2024		December 31, 2023

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$122,840	$122,840	$226,150	$226,150
3.875% senior notes (1)(2)	Level 2	$495,849	$444,375	$495,656	$436,875
6.750% senior notes (1)(2)	Level 2	$497,414	$501,250	$497,210	$500,000
Revolving line of credit(3)	Level 2	$—	$—	$—	$—
Other financing obligations(3)(4)	Level 3	$76,499	$76,499	$69,605	$69,605
Mortgage repurchase facilities(3)	Level 2	$212,447	$212,447	$239,298	$239,298

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of March 31, 2024, these amounts totaled $4.2 million and $2.6 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2023, these amounts totaled $4.3 million and $2.8 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)During the period ended March 31, 2024, other financing obligations included $15.6 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 5.0% to 7.7%, and $60.9 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.5%. During the period ended December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 4.8% to 7.7%, and $44.9 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.4%.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. No impairment charges were recorded in the three ended March 31, 2024 and 2023. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the three months ended March 31, 2024 and 2023, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $85.84 and $62.61 per share, respectively, that vest over a three year period.

During the three months ended March 31, 2024, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million shares of common stock assuming maximum level of performance with a grant date fair value of $82.23 per share that are subject to both service and performance vesting conditions. During the three months ended March 31, 2023, we did not grant any PSUs. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to 250% of a targeted number of shares and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the three months ended March 31, 2024 and 2023, we issued 0.2 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2025 to 2027 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

March 31, 2024
Unvested units	1,248
Unrecognized compensation cost	$45,077
Weighted-average years to recognize compensation cost	1.83

During the three months ended March 31, 2024 and 2023, we recognized stock-based compensation expense of $2.8 million and $5.4 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2024 and December 31, 2023, there were 31.8 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the three months ended March 31, 2024 and 2023, we issued 0.3 million and 0.4 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of March 31, 2024, approximately 2.2 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2024 and 2023, respectively (in thousands, except per share information):

			Three Months Ended March 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264

			Three Months Ended March 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365

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

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC, and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The

Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three months ended March 31, 2024 and 2023, and as of March 31, 2024, all $100.0 million remained available for sale.

We authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three months ended March 31, 2024, an aggregate of 186.9 thousand shares were repurchased for a total purchase price of approximately $16.1 million and a weighted average price of $86.16 per share. During the three months ended March 31, 2023, we did not repurchase any shares of common stock. The maximum number of shares available to be repurchased under the stock repurchase program as of March 31, 2024 was 1,043,123 shares.

During the three months ended March 31, 2024 and 2023, shares of common stock at a total cost of $10.4 million and $9.9 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share information):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$64,332	$33,311
Denominator
Weighted average common shares outstanding - basic	31,808,959	31,914,414
Dilutive effect of stock-based compensation awards	429,849	202,668
Weighted average common shares outstanding - diluted	32,238,808	32,117,082
Earnings per share:
Basic	$2.02	$1.04
Diluted	$2.00	$1.04

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.5 million and 0.5 million common stock unit equivalents from diluted earnings per share during the three months ended March 31, 2024 and 2023, respectively, related to the PSUs for which performance conditions remained unsatisfied.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2024 and December 31, 2023, we had $509.0 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends.

Business Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 18 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land. We build and sell homes under our Century Communities and Century Complete brands.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 2,358 homes delivered during the first three months of 2024, approximately 94% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

We generated solid financial results during the three months ended March 31, 2024 and are encouraged by recent housing market conditions demonstrating strong, underlying demand for affordable new homes. While uncertainty remains surrounding interest rates, we experienced strong demand during the first quarter of 2024, as net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2024 increased 41.7% as compared to the prior year period. We have continued to provide, when necessary, incentive offerings across our communities during the first quarter of 2024, including discounts on base home prices, lot premiums, and options and upgrades and financing incentives, including interest rate buydowns. During the three months ended March 31, 2024, cycle times have remained in the four- to five-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic and market conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the federal funds interest rate by the Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial markets, credit and mortgage markets; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates or otherwise affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

Despite future macro-economic uncertainty, especially in relation to the interest rate environment, we believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy to optimize stockholder returns.

Results of Operations

During the three months ended March 31, 2024, we generated $84.3 million in income before income tax expense, as compared to $44.0 million in the prior year period, and net income of $64.3 million, or $2.00 per diluted share, as compared to $33.3 million, or $1.04 per diluted share, respectively, in the prior year period.

During the three months ended March 31, 2024, we generated total revenues of $948.5 million, a 25.4% increase as compared to the prior year period, driven primarily by home sales revenue. During the three months ended March 31, 2024, we delivered 2,358 homes with an average sales price of $391.2 thousand, as compared to 1,912 homes with an average sales price of $384.7 thousand in the prior year period. Net new contracts increased 41.7% to 2,866, as compared to 2,022 in the prior year period.

We ended the first quarter of 2024 with no amounts outstanding under our revolving line of credit, $122.8 million of cash and cash equivalents, $84.8 million of cash held in escrow, a homebuilding debt to capital ratio of 29.4%, and a net homebuilding debt to net capital ratio of 24.9%. During the three months ended March 31, 2024, we paid a quarterly cash dividend to our stockholders of $0.26 per share, which represents a 13% increase from the $0.23 per share quarterly dividend paid during the three months ended March 31, 2023. We have continued to strategically manage our lot pipeline, resulting in 75,089 lots owned and controlled at March 31, 2024.

During the three months ended March 31, 2024, we generated financial services revenue of $24.9 million, representing an increase of 57.2% as compared to the prior year period, driven by a 52.3% increase in the number of mortgages originated period over period, primarily due to our increased capture rate of 81% as of March 31, 2024 as compared to 66% for the prior year period, as well as a 41.2% increase in the number of loans sold to third parties period over period.

Our Century Living operations are engaged in construction on three multi-family for rent projects in Colorado, which commenced in 2022 and comprise over 900 total units. The first multi-family property consisting of over 200 units became available for leasing during 2023, and we anticipate the remaining projects will be available for leasing during 2024.

On January 22, 2024, we closed on the acquisition of substantially all the assets of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks.

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

(in thousands, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
Consolidated Statements of Operations:
Revenues
Home sales revenues	$922,402	$735,600	$186,802	25.4%
Land sales and other revenues	1,216	1,535	(319)	(20.8)%
Total homebuilding revenues	923,618	737,135	186,483	25.3%
Financial services revenues	24,925	15,855	9,070	57.2%
Total revenues	948,543	752,990	195,553	26.0%
Homebuilding cost of revenues
Cost of home sales revenues	(725,570)	(601,385)	(124,185)	20.6%
Cost of land sales and other revenues	(37)	—	(37)	NM
Total homebuilding cost of revenues	(725,607)	(601,385)	(124,222)	20.7%
Financial services costs	(14,877)	(10,781)	(4,096)	38.0%
Selling, general, and administrative	(114,109)	(98,313)	(15,796)	16.1%
Other income (expense)	(9,630)	1,498	(11,128)	(742.9)%
Income before income tax expense	84,320	44,009	40,311	91.6%
Income tax expense	(19,988)	(10,698)	(9,290)	86.8%
Net income	$64,332	$33,311	$31,021	93.1%
Earnings per share:
Basic	$2.02	$1.04	$0.98	94.2%
Diluted	$2.00	$1.04	$0.96	92.3%
Adjusted diluted earnings per share(1)	$2.22	$1.04	$1.18	113.5%
Other Operating Information (dollars in thousands):
Number of homes delivered	2,358	1,912	446	23.3%
Average sales price of homes delivered	$391.2	$384.7	$6.5	1.7%
Homebuilding gross margin percentage(2)	21.3%	18.2%	3.1%	17.0%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (1)	22.8%	19.6%	3.2%	16.3%
Backlog at end of period, number of homes	1,590	1,920	(330)	(17.2)%
Backlog at end of period, aggregate sales value	$667,207	$713,612	$(46,405)	(6.5)%
Average sales price of homes in backlog	$419.6	$371.7	$47.9	12.9%
Net new home contracts	2,866	2,022	844	41.7%
Selling communities at period end	253	234	19	8.1%
Average selling communities	255	223	32	14.3%
Total owned and controlled lot inventory	75,089	51,614	23,475	45.5%
Adjusted EBITDA(1)	$109,616	$54,744	$54,872	100.2%
Adjusted income before income tax expense(1)	$93,623	$44,009	$49,614	112.7%
Adjusted net income(1)	$71,430	$33,311	$38,119	114.4%
Net homebuilding debt to net capital (1)	24.9%	21.5%	3.4%	15.8%

(1) This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. No impairment charges were recorded for the three months ended March 31, 2024 and 2023.

NM – Not Meaningful

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023	2024	2023
West	284	203	$606.5	$634.9	$172,254	$128,894	$26,707	$7,973
Mountain	495	455	513.4	539.8	254,139	245,594	27,808	27,808
Texas	424	327	309.4	273.5	131,175	89,434	13,872	3,673
Southeast	379	198	426.1	439.0	161,501	86,929	20,796	11,966
Century Complete	776	729	262.0	253.4	203,333	184,749	21,101	13,950
Financial Services	—	—	—	—	—	—	10,048	5,074
Corporate	—	—	—	—	—	—	(36,012)	(26,435)
Total	2,358	1,912	$391.2	$384.7	$922,402	$735,600	$84,320	$44,009

West

During the three months ended March 31, 2024, our West segment generated income before income tax expense of $26.7 million, a 235.0% increase over the prior year period, which was driven by an increase in home sales revenue of $43.4 million. The revenue increase during the three months ended March 31, 2024 was primarily driven by a 39.9% increase in the number of homes delivered, partially offset by a 4.5% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction. The average sales price decrease was driven by the mix of deliveries within individual communities.

Mountain

During the three months ended March 31, 2024, our Mountain segment generated income before income tax expense of $27.8 million, remaining consistent with the prior year period. Home sales revenue increased $8.5 million during the three months ended March 31, 2024, primarily driven by an 8.8% increase in the number of homes delivered, and partially offset by a 4.9% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction. The average sales price decrease was driven by the mix of deliveries within individual communities. For the three months ended March 31, 2024, the decrease in the percentage of income before income tax expense to home sales revenue was primarily a result of the mix of margin profiles within individual communities.

Texas

During the three months ended March 31, 2024, our Texas segment generated income before income tax expense of $13.9 million, a 277.7% increase over the prior year period, which was driven by an increase in home sales revenue of $41.7 million. The revenue increase during the three months ended March 31, 2024 was primarily driven by both a 29.7% increase in the number of homes delivered and by a 13.1% increase in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price increase was driven by the mix of deliveries within individual communities.

Southeast

During the three months ended March 31, 2024, our Southeast segment generated income before income tax expense of $20.8 million, an 73.8% increase over the prior year period, which was driven by an increase in home sales revenue of $74.6 million. The revenue increase during the three months ended March 31, 2024 was primarily driven by a 91.4% increase in the number of homes delivered, partially offset by a 2.9% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price decrease was driven by the mix of deliveries within individual communities.

Century Complete

During the three months ended March 31, 2024, our Century Complete segment generated income before income tax expense of $21.1 million, a 51.3% increase over the prior year period, which was driven by an increase in home sales revenue of $18.6 million. The revenue increase during the three months ended March 31, 2024 was primarily driven by both a 6.4% increase in the number of homes delivered and by a 3.4% increase in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price increase was driven by the mix of deliveries within individual communities.

Financial Services

Our Financial Services segment originates mortgages primarily for our homebuyers, and as such, performance typically correlates to our number of homes delivered. Our Financial Services segment generated income before income tax of $10.0 million for the three months ended March 31, 2024, an increase of $5.0 million, or 98.0%, over the prior year period. This increase was driven by a $9.1 million increase in financial services revenue as compared to the prior year period. The increase in financial services revenue was primarily driven by a 52.3% increase in the number of mortgages originated period over period, primarily due to our increased capture rate of 81% as of March 31, 2024 as compared to 66% for the prior year period, as well as a 41.2% increase in the number of loans sold to third parties period over period.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Total originations:
Number of loans	1,506	989
Principal	$540,164	$343,081
Capture rate of Century homebuyers	81%	66%
Century Communities	86%	72%
Century Complete	69%	56%
Average FICO score	729	724
Century Communities	734	729
Century Complete	716	713

Loans sold to third parties:
Number of loans sold	1,608	1,139
Principal	$568,392	$389,810

Corporate

During the three months ended March 31, 2024, our Corporate segment generated a loss of $36.0 million as compared to a loss of $26.4 million during the same period in 2023. The increase in loss was primarily due to a $7.7 million impairment related to other investments during March 31, 2024.

Homebuilding Gross Margin

(dollars in thousands)

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased for the three months ended March 31, 2024 to 21.3% as compared to 18.2% during the same period in 2023.  The increase was primarily driven by deliveries during the prior year period that carried both higher incentives and elevated construction costs due to homes commencing construction during high costs periods in 2022.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues.

	Three Months Ended March 31,
	2024	%	2023	%

Home sales revenues	$922,402	100.0%	$735,600	100.0%
Cost of home sales revenues	(725,570)	(78.7)%	(601,385)	(81.8)%
Inventory impairment	—	—%	—	—%
Homebuilding gross margin	196,832	21.3%	134,215	18.2%
Add: Inventory impairment	—	—%	—	—%
Add: Interest in cost of home sales revenues	12,033	1.3%	9,807	1.3%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$208,865	22.6%	$144,022	19.6%
Add: Purchase price accounting for acquired work in process inventory	1,581	0.2%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory (1)	$210,446	22.8%	$144,022	19.6%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three ended March 31, 2024, our adjusted homebuilding gross margin percentage excluding interest in cost of home sales revenues, inventory impairment, and purchase price accounting for work in process inventory, was 22.8% as compared to 19.6% for the same period in 2023. We believe the above information is meaningful as it isolates the impact that indebtedness, inventory impairment (if applicable), and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Selling, general and administrative	$114,109	$98,313	$15,796	16.1%
As a percentage of home sales revenue	12.4%	13.4%

Our selling, general and administrative expense increased $15.8 million for the three months ended March 31, 2024 as compared to the prior year period. This increase was primarily attributable to an increase in internal and external commission expense associated with the increase in home sales revenue and increased compensation and other costs due to increased active community count. These increases were partially offset by a decrease in stock compensation expense related to forfeitures during the period. As a percentage of home sales revenue, our selling, general and administrative expense decreased 100 basis points during the three months ended March 31, 2024, driven primarily by increased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2024 estimated annual effective tax rate, before discrete items of 25.0%, is driven by our blended federal and state statutory rate of 24.7%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase of 0.3%.

For the three months ended March 31, 2024, our estimated annual rate of 25.0% was benefitted by discrete items which had a net impact of decreasing our rate by 1.3%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2024 and 2023, we recorded income tax expense of $20.0 million and $10.7 million, respectively.

Segment Assets

(dollars in thousands)

	March 31,	December 31	Increase (Decrease)
	2024	2023	Amount	Change
West	$787,198	$786,489	$709	0.1%
Mountain	1,050,830	1,051,052	(222)	(0.0)%
Texas	617,785	577,129	40,656	7.0%
Southeast	542,895	503,249	39,646	7.9%
Century Complete	417,352	386,444	30,908	8.0%
Financial Services	397,700	450,208	(52,508)	(11.7)%
Corporate	297,817	384,791	(86,974)	(22.6)%
Total assets	$4,111,577	$4,139,362	$(27,785)	(0.7)%

Total assets remained consistent at $4.1 billion as of March 31, 2024 and December 31, 2023.

Lots owned and controlled

	March 31, 2024			December 31, 2023			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total

West	4,397	3,230	7,627	4,036	3,259	7,295	8.9%	(0.9)%	4.6%
Mountain	8,475	5,602	14,077	8,615	5,025	13,640	(1.6)%	11.5%	3.2%
Texas	9,422	11,183	20,605	8,647	11,027	19,674	9.0%	1.4%	4.7%
Southeast	5,461	10,370	15,831	5,486	10,941	16,427	(0.5)%	(5.2)%	(3.6)%
Century Complete	3,955	12,994	16,949	3,839	12,845	16,684	3.0%	1.2%	1.6%
Total	31,710	43,379	75,089	30,623	43,097	73,720	3.5%	0.7%	1.9%

Of our total lots owned and controlled as of March 31, 2024, 42.2% were owned and 57.8% were controlled, as compared to 41.5% owned and 58.5% controlled as of December 31, 2023.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended
	March 31,		Increase (Decrease)
	2024	2023	Amount	% Change
West	440	343	97	28.3%
Mountain	611	333	278	83.5%
Texas	514	475	39	8.2%
Southeast	450	242	208	86.0%
Century Complete	851	629	222	35.3%
Total	2,866	2,022	844	41.7%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2024 increased by 844 homes, or 41.7%, to 2,866 as compared to 2,022 for the same period in 2023, primarily due to more homes available for sale, as well as favorable market conditions.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three months ended March 31, 2024 and 2023 by segment are included in the tables below:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	% Change
West	5.2	4.4	0.8	18.2%
Mountain	4.4	2.8	1.6	57.1%
Texas	4.2	4.5	(0.3)	(6.7)%
Southeast	5.0	2.9	2.1	72.4%
Century Complete	2.6	2.0	0.6	30.0%
Total	3.8	2.9	0.9	31.0%

During the three months ended March 31, 2024, our absorption rate increased by 31.0% to 3.8 per month as compared to the same period in 2023, driven by strong demand for new homes during the current period as homebuyers adjust to the higher interest rate environment.

Selling communities at period end

	As of March 31,		Increase/(Decrease)
	2024	2023	Amount	% Change
West	28	26	2	7.7%
Mountain	46	40	6	15.0%
Texas	41	35	6	17.1%
Southeast	30	28	2	7.1%
Century Complete	108	105	3	2.9%
Total	253	234	19	8.1%

Our selling communities increased by 19 communities to 253 communities at March 31, 2024 as compared to 234 at March 31, 2023. This 8.1% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts during the first quarter of 2024.

Backlog

(dollars in thousands)

	As of March 31,
	2024			2023			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price

West	262	$176,732	$674.5	220	$133,249	$605.7	19.1%	32.6%	11.4%
Mountain	279	161,477	578.8	319	152,521	478.1	(12.5)%	5.9%	21.1%
Texas	258	78,396	303.9	303	95,464	315.1	(14.9)%	(17.9)%	(3.6)%
Southeast	214	99,448	464.7	249	110,864	445.2	(14.1)%	(10.3)%	4.4%
Century Complete	577	151,154	262.0	829	221,514	267.2	(30.4)%	(31.8)%	(1.9)%
Total / Weighted Average	1,590	$667,207	$419.6	1,920	$713,612	$371.7	(17.2)%	(6.5)%	12.9%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At March 31, 2024, we had 1,590 homes in backlog with a total value of $667.2 million, which represents decreases of 17.2% and 6.5%, respectively, as compared to 1,920 homes in backlog with a total value of $713.6 million at December 31, 2023. The decrease in backlog dollar value is primarily attributable to the decrease in backlog units.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of March 31, 2024, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	March 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$21,547	$104,900
Cash held in escrow	84,776	101,845
Accounts receivable	57,935	67,480
Due from non-guarantors	—	17,982
Inventories	3,107,133	3,016,641
Prepaid expenses and other assets	318,441	282,056
Property and equipment, net	74,363	68,839
Deferred tax assets, net	17,601	16,998
Goodwill	32,082	30,395
Total assets	$3,713,878	$3,707,136
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$133,963	$145,231
Accrued expenses and other liabilities	237,579	259,912
Due to non-guarantors	10,029	—
Notes payable	1,069,762	1,062,471
Revolving line of credit	—	—
Total liabilities	1,451,333	1,467,614
Stockholders’ equity:	2,262,545	2,239,522
Total liabilities and stockholders’ equity	$3,713,878	$3,707,136

Summarized Statements of Operations Data (in thousands)	Year Ended	Year Ended
	March 31, 2024	December 31, 2023

Total homebuilding revenues	$923,618	$3,611,962
Total homebuilding cost of revenues	(725,607)	(2,840,583)
Selling, general and administrative	(114,109)	(447,311)
Inventory impairment	—	(1,877)
Other income (expense)	(11,594)	(6,547)
Income before income tax expense	72,308	315,644
Income tax expense	(17,141)	(82,419)
Net income	$55,167	$233,225

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 5, 2024, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving line of credit availability, was $1.0 billion as of March 31, 2024 and $1.1 billion as of December 31, 2023.

Our principal uses of capital for the three months ended March 31, 2024 were our land purchases, land development, home construction, the acquisition of Landmark Homes, share repurchases, dividends, and the payment of routine liabilities.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three months ended March 31, 2024, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 5, 2024.

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

As of March 31, 2024, we had outstanding purchase contracts and option contracts for 43,379 lots totaling approximately $2.2 billion and we had $64.1 million of deposits for land contracts, of which $37.4 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of March 31, 2024, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$495,849	$495,656
6.750% senior notes, due June 2027(1)	497,414	497,210
Other financing obligations(2)	76,499	69,605
Notes payable	1,069,762	1,062,471
Revolving line of credit	—	—
Mortgage repurchase facilities	212,447	239,298
Total debt	$1,282,209	$1,301,769

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of March 31, 2024, other financing obligations included $15.6 million related to insurance premium notes and certain secured borrowings, as well as $60.9 million outstanding under construction loan agreements, as described below. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2024 and December 31, 2023, we had $509.0 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC, are parties to construction loan agreements with various banks, (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of March 31, 2024, $60.9 million was outstanding under the construction loan agreements, with borrowings that bore a weighted average interest rate of 7.5% during the three months ended March 31, 2024, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

In 2021, we entered into a Second Amended and Restated Credit Agreement (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “revolving line of credit”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The revolving line of credit includes a $250.0 million sublimit for standby letters of credit. Under the terms of the Second A&R Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $200.0 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement are based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the secured overnight financing rate administered by the Federal Reserve Bank of New York, plus 0.10%.

As of March 31, 2024 and December 31, 2023, no amounts were outstanding under our revolving line of credit and were in compliance with all covenants under the Second A&R Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., Texas Capital Bank, and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $450.0 million as of March 31, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through March 21, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 7.2% during the year ended March 31, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2024 and December 31, 2023, we had $212.4 million and $239.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

At-the-Market Offerings

We are party to a Distribution Agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Wells Fargo Securities, LLC and Fifth Third Securities, Inc. (which we refer to as the “Distribution Agreement”), as sales agents pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through any of the sales agents party thereto in “at-the-market” offerings, in accordance with the terms and conditions set forth in the Distribution Agreement. The Distribution Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. We did not sell or issue any shares of our common stock during the three months ended March 31, 2024 and 2023, respectively, and as of March 31, 2024, all $100.0 million remained available for sale.

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

During the three months ended March 31, 2024, an aggregate of 186.9 thousand shares were repurchased for a total purchase price of approximately $16.1 million and a weighted average price of $86.16 per share. During the three months ended March 31, 2023, we did not repurchase any shares of common stock. The maximum number of shares available to be repurchased under the stock repurchase program as of March 31, 2024 was 1,043,123 shares.

Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2024 and 2023, respectively (in thousands, except per share information):

			Three Months Ended March 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264

			Three Months Ended March 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365

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

Cash Flows— Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

For the three months ended March 31, 2024 and 2023, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $21.6 million during the three months ended March 31, 2024 as compared to $191.3 million during the prior year period. This decrease is primarily a result of increased expenditures related to land acquisition and expenditures associated with the construction of homes during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This reduction was primarily offset by a $31.0 million increase in net income.

•Net cash used in investing activities increased to $64.6 million during the three months ended March 31, 2024, compared to $20.9 million used during the prior year period. This increase was primarily related to (1) $9.7 million increase in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living; and (2) $32.7 million in expenditures related to a business combination during the three months ended March 31, 2024.

•Net cash used in financing activities was $54.7 million during the three months ended March 31, 2024, compared $58.3 million during the prior year period. This decrease was primarily attributable to (1) a $21.0 million decrease in net payments on our mortgage repurchase facilities and (2) an $8.8 million increase in borrowings under construction loan agreements, partially offset by (1) $16.1 million in repurchases of our common stock during the three months ended March 31, 2024 as compared to no repurchases of our common stock during the prior year period; and (2) an $8.7 million net increase in payments for insurance premium notes.

As of March 31, 2024, our cash and cash equivalents and restricted cash balance was $144.3 million, as compared to $242.0 million as of December 31, 2023.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three months ended March 31, 2024 and 2023. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before loss on debt extinguishment (if applicable), inventory impairment (if applicable), purchase price accounting for acquired work in process inventory (if applicable), and impairment on other investments (if applicable). We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA or adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023	% Change
Net income	$64,332	$33,311	93.1%
Income tax expense	19,988	10,698	86.8%
Interest in cost of home sales revenues	12,033	9,807	22.7%
Interest income	(1,515)	(2,364)	(35.9)%
Depreciation and amortization expense	5,475	3,292	66.3%
EBITDA	100,313	54,744	83.2%
Inventory impairment	—	—	NM
Impairment on other investment	7,722	—	NM
Purchase price accounting for acquired work in process inventory	1,581	—	NM
Adjusted EBITDA	$109,616	$54,744	100.2%

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

(dollars in thousands)

	March 31,	December 31,
	2024	2023
Notes payable	$1,069,762	$1,062,471
Revolving line of credit	—	—
Construction loan agreements	(60,867)	(44,895)
Total homebuilding debt	1,008,895	1,017,576
Total stockholders' equity	2,419,276	2,386,936
Total capital	$3,428,171	$3,404,512
Homebuilding debt to capital	29.4%	29.9%

Total homebuilding debt	$1,008,895	$1,017,576
Cash and cash equivalents	(122,840)	(226,150)
Cash held in escrow	(84,776)	(101,845)
Net homebuilding debt	801,279	689,581
Total stockholders' equity	2,419,276	2,386,936
Net capital	$3,220,555	$3,076,517

Net homebuilding debt to net capital	24.9%	22.4%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted net income and adjusted diluted earnings per share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define adjusted net income as consolidated net income before (i) income tax expense, (ii) inventory impairment, if applicable (iii) restructuring costs, if applicable, (iv) loss on debt extinguishment, if applicable, (v) purchase price accounting for acquired work in process inventory, if applicable, and (vi) impairment on other investments, if applicable, less adjusted income tax expense, calculated using our estimated annual effective tax rate after discrete items for the applicable period. Adjusted EPS is calculated by dividing adjusted net income by weighted average common shares – diluted.

(in thousands, except share and per share information)

	Three Months Ended March 31,
	2024	2023
Numerator
Net income	$64,332	$33,311
Denominator
Weighted average common shares outstanding - basic	31,808,959	31,914,414
Dilutive effect of stock-based compensation awards	429,849	202,668
Weighted average common shares outstanding - diluted	32,238,808	32,117,082
Earnings per share:
Basic	$2.02	$1.04
Diluted	$2.00	$1.04

Adjusted earnings per share
Numerator
Net income	$64,332	$33,311
Income tax expense	19,988	10,698
Income before income tax expense	84,320	44,009
Inventory impairment	—	—
Impairment on other investment	7,722	—
Purchase price accounting for acquired work in process inventory	1,581	—
Adjusted income before income tax expense	93,623	44,009
Adjusted income tax expense(1)	(22,193)	(10,698)
Adjusted net income	$71,430	$33,311

Denominator - Diluted	32,238,808	32,117,082

Adjusted diluted earnings per share	$2.22	$1.04

(1)The tax rates used in calculating adjusted net income for the three months ended March 31, 2024 and 2023 were 23.7% and 24.3%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Second A&R Credit Agreement and construction loan agreements. There have been no material changes in our market risk since December 31, 2023. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended December 31, 2023.

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Inflation remained elevated during the three months ended March 31, 2024.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2024, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 5, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our first quarter ended March 31, 2024.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January
January 1, 2024 through January 31, 2024	—	$—	—	1,230,010
February
February 1, 2024 through February 29, 2024	186,887	86.16	186,887	1,043,123
March
March 1, 2024 through March 31, 2024	—	—	—	1,043,123
Total	186,887	$86.16

(1)On November 6, 2018, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. Under the terms of the program, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. This program has no expiration date but may be terminated by the Board of Directors at any time. We repurchased 186,887 shares during the period indicated above under this program and 1,043,123 shares remained available to repurchase under this program as of March 31, 2024.

(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Indemnification Agreement with Interim Chief Financial Officer

Effective as of March 22, 2024, we entered into a standard and customary indemnification agreement with our Interim Chief Financial Officer, J. Scott Dixon, which agreement is in substantially the same form as the indemnification agreement with our other executive officers and directors. Like the other agreements, this agreement requires us to indemnify Mr. Dixon to the fullest extent permitted under Delaware law against liabilities that may arise by reason of his service to us and to advance expenses incurred as a result of any proceeding against him as to which he could be indemnified. We believe these indemnification agreements facilitate our ability to continue to attract and retain qualified individuals to serve as directors and officers.

The foregoing summary of the indemnification agreement is qualified in its entirety by reference to the complete text of the form of indemnification, which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

Consulting Agreement with Former Chief Financial Officer

On March 18, 2024 but effective as of March 23, 2024, we entered into a three-month consulting agreement with our former Chief Financial Officer, David L. Messenger, to assist with the transition of his duties and responsibilities and ensure a seamless transition. Either party may terminate this agreement prior to its expiration at any time and for whatever reason. Under the agreement, we agreed to pay Mr. Messenger a monthly consulting fee of $50,000.

The foregoing summary of the consulting agreement is qualified in its entirety by reference to the complete text of the consulting agreement, which is filed as Exhibit 10.2 to this report and incorporated by reference herein.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

10.1	Form of Indemnification Agreement between Century Communities, Inc. and Each Director and Executive Officer (filed herewith)
10.2	Consulting Agreement dated as of March 23, 2024 between Century Communities, Inc. and David L. Messenger (filed herewith)
22.1	List of Guarantor Subsidiaries (filed herewith)
31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith)
32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: April 24, 2024	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: April 24, 2024	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: April 24, 2024	By:	/s/ J. Scott Dixon
J. Scott Dixon
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)