Form 10-Q
period 2024-06-30
Century Communities, Inc.
filed 2024-07-25
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

On July 19, 2024, 31,336,340 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets	(unaudited)	(audited)
Cash and cash equivalents	$106,682	$226,150
Cash held in escrow	44,823	101,845
Accounts receivable	78,260	76,213
Inventories	3,295,336	3,016,641
Mortgage loans held for sale	255,305	251,852
Prepaid expenses and other assets	404,315	350,193
Property and equipment, net	97,215	69,075
Deferred tax assets, net	17,426	16,998
Goodwill	32,082	30,395
Total assets	$4,331,444	$4,139,362
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$158,778	$147,265
Accrued expenses and other liabilities	271,849	303,392
Notes payable	1,075,344	1,062,471
Revolving line of credit	111,000	—
Mortgage repurchase facilities	248,816	239,298
Total liabilities	1,865,787	1,752,426
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,336,340 and 31,774,615 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	313	318
Additional paid-in capital	540,573	592,989
Retained earnings	1,924,771	1,793,629
Total stockholders' equity	2,465,657	2,386,936
Total liabilities and stockholders' equity	$4,331,444	$4,139,362

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Homebuilding revenues
Home sales revenues	$1,017,414	$818,360	$1,939,816	$1,553,960
Land sales and other revenues	377	1,554	1,593	3,089
Total homebuilding revenues	1,017,791	819,914	1,941,409	1,557,049
Financial services revenues	21,659	24,277	46,585	40,132
Total revenues	1,039,450	844,191	1,987,994	1,597,181
Homebuilding cost of revenues
Cost of home sales revenues	(787,556)	(656,834)	(1,513,127)	(1,258,219)
Cost of land sales and other revenues	—	(375)	(37)	(375)
Total homebuilding cost of revenues	(787,556)	(657,209)	(1,513,164)	(1,258,594)
Financial services costs	(15,996)	(11,770)	(30,873)	(22,551)
Selling, general and administrative	(125,973)	(105,120)	(240,082)	(203,433)
Inventory impairment	(570)	—	(570)	—
Other income (expense)	1,278	(1,344)	(8,353)	154
Income before income tax expense	110,633	68,748	194,952	112,757
Income tax expense	(26,909)	(17,303)	(46,897)	(28,001)
Net income	$83,724	$51,445	$148,055	$84,756

Earnings per share:
Basic	$2.65	$1.61	$4.67	$2.65
Diluted	$2.61	$1.60	$4.60	$2.63
Weighted average common shares outstanding:
Basic	31,648,130	32,025,186	31,728,544	31,970,106
Diluted	32,092,789	32,247,396	32,165,798	32,182,545

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$148,055	$84,756
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,165	6,913
Stock-based compensation expense	10,710	14,291
Fair value of mortgage loans held for sale and other	(4,578)	(2,309)
Inventory impairment	570	—
Impairment on other investment	7,722	—
Purchase price accounting for acquired work in process inventory	2,553	—
Abandonment of lot option contracts	1,818	1,670
Deferred income taxes	(428)	426
(Gain) loss on disposition of assets	(2,187)	825
Changes in assets and liabilities:
Cash held in escrow	57,022	33,324
Accounts receivable	(1,442)	(7,196)
Inventories	(249,329)	(24,354)
Mortgage loans held for sale	(7,631)	6,400
Prepaid expenses and other assets	(32,058)	11,564
Accounts payable	11,402	39,632
Accrued expenses and other liabilities	(31,824)	(33,167)
Net cash (used in) provided by operating activities	(78,460)	132,775
Investing activities
Purchases of property and equipment	(23,492)	(8,843)
Proceeds from sale of property and equipment	11,014	130
Expenditures related to development of rental properties	(42,431)	(39,501)
Business combination and other investing activities	(32,716)	(391)
Net cash used in investing activities	(87,625)	(48,605)
Financing activities
Borrowings under revolving credit facilities	656,000	—
Payments on revolving credit facilities	(545,000)	—
Borrowing under construction loan agreements	27,965	13,757
Proceeds from issuance of insurance premium notes and other	11,166	3,032
Principal payments on insurance premium notes and other	(27,053)	(6,213)
Net proceeds (payments) for mortgage repurchase facilities	9,518	(6,602)
Withholding of common stock upon vesting of stock-based compensation awards	(10,424)	(10,643)
Repurchases of common stock under stock repurchase program	(53,139)	(1,969)
Dividend payments	(16,481)	(14,733)
Net cash provided by (used in) financing activities	52,552	(23,371)
Net (decrease) increase	$(113,533)	$60,799
Cash and cash equivalents and Restricted cash
Beginning of period	242,003	308,492
End of period	$128,470	$369,291
Supplemental cash flow disclosure
Cash paid for income taxes	$55,611	$19,295
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$106,682	$350,488
Restricted cash (Note 5)	21,788	18,803
Cash and cash equivalents and Restricted cash	$128,470	$369,291

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(in thousands)

For the Three Months Ended June 30, 2024 and 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2024	31,791	$318	$569,581	$1,849,377	$2,419,276
Vesting of stock-based compensation awards	11	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(1)	—	(10)	—	(10)
Repurchases of common stock	(465)	(5)	(37,025)	—	(37,030)
Stock-based compensation expense		—	7,914	—	7,914
Cash dividends declared and dividend equivalents	—	—	113	(8,330)	(8,217)
Net income	—	—	—	83,724	83,724
Balance at June 30, 2024	31,336	$313	$540,573	$1,924,771	$2,465,657

Balance at March 31, 2023	32,026	$320	$580,489	$1,590,832	$2,171,641
Vesting of stock-based compensation awards	35	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(11)	—	(763)	—	(763)
Repurchases of common stock	(30)	—	(1,969)		(1,969)
Stock-based compensation expense	—	—	8,931	—	8,931
Cash dividends declared and dividend equivalents	—	—	168	(7,536)	(7,368)
Net income	—	—	—	51,445	51,445
Balance at June 30, 2023	32,020	$320	$586,856	$1,634,741	$2,221,917

For the Six Months Ended June 30, 2024 and 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Vesting of stock-based compensation awards	334	3	(3)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(121)	(1)	(10,423)	—	(10,424)
Repurchases of common stock	(652)	(7)	(53,132)	—	(53,139)
Stock-based compensation expense	—	—	10,710	—	10,710
Cash dividends declared and dividend equivalents	—	—	432	(16,913)	(16,481)
Net income	—	—	—	148,055	148,055
Balance at June 30, 2024	31,336	$313	$540,573	$1,924,771	$2,465,657

Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards	447	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(170)	(2)	(10,641)	—	(10,643)
Repurchases of common stock	(30)	—	(1,969)	—	(1,969)
Stock-based compensation expense	—	—	14,291	—	14,291
Cash dividends declared and dividend equivalents	—	—	376	(15,109)	(14,733)
Net income	—	—	—	84,756	84,756
Balance at June 30, 2023	32,020	$320	$586,856	$1,634,741	$2,221,917

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
West	$203,677	$139,292	$376,325	$268,373
Mountain	258,921	230,103	513,200	476,378
Texas	146,007	126,618	277,280	216,150
Southeast	154,149	117,320	315,807	204,446
Century Complete	255,037	206,581	458,797	391,702
Financial Services	21,659	24,277	46,585	40,132
Corporate	—	—	—	—
Total revenue	$1,039,450	$844,191	$1,987,994	$1,597,181

Income (loss) before income tax expense:
West	$32,169	$14,966	$58,876	$22,939
Mountain	34,365	24,689	62,173	52,497
Texas	17,831	11,452	31,703	15,125
Southeast	25,843	17,992	46,639	29,958
Century Complete	29,036	16,348	50,136	30,298
Financial Services	5,663	12,507	15,712	17,581
Corporate	(34,274)	(29,206)	(70,287)	(55,641)
Total income before income tax expense	$110,633	$68,748	$194,952	$112,757

The following table summarizes total assets by segment (in thousands):

	June 30,	December 31,
	2024	2023
West	$815,259	$786,489
Mountain	1,055,488	1,051,052
Texas	655,314	577,129
Southeast	584,733	503,249
Century Complete	467,331	386,444
Financial Services	440,189	450,208
Corporate	313,130	384,791
Total assets	$4,331,444	$4,139,362

Corporate assets primarily include costs associated with development of multi-family rental properties, certain cash and cash equivalents, certain property and equipment, deferred tax assets, certain receivables, and prepaid insurance.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2024	2023
Homes under construction	$1,588,643	$1,334,584
Land and land development	1,628,763	1,609,459
Capitalized interest	77,930	72,598
Total inventories	$3,295,336	$3,016,641

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

As of June 30, 2024 and December 31, 2023, Inspire had mortgage loans held for sale with an aggregate fair value of $255.3 million and $251.9 million, respectively, and an aggregate outstanding principal balance of $255.3 million and $247.7 million, respectively. Net losses on the sale of mortgage loans were $5.8 million and $3.8 million for the three and six months ended June 30, 2024, respectively, and net gains on the sale of mortgage loans were $1.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively. The gain from the change in fair value for mortgage loans held for sale was $0.9 million for the three months ended June 30, 2024, and the loss from the change in fair value for mortgage loans held for sale was $4.2 million for the six months ended June 30, 2024. Losses from the change in fair value for mortgage loans held for sale were $2.0 million for both the three and six months ended June 30, 2023, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $125.0 million and $49.6 million at June 30, 2024 and December 31, 2023, respectively, and carried a weighted average interest rate of approximately 5.9% and 5.8%, respectively.  Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$29,596	$37,624
Lot option and escrow deposits	86,773	51,369
Performance deposits	9,793	10,170
Restricted cash (1)	21,788	15,853
Multi-family rental properties under construction	158,249	136,300
Mortgage loans held for investment at fair value	21,763	21,041
Mortgage loans held for investment at amortized cost	6,730	6,826
Mortgage servicing rights	34,070	30,932
Derivative assets	3,823	1,618
Other assets and prepaid expenses	31,730	38,460
Total prepaid expenses and other assets	$404,315	$350,193

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2024	2023
Earnest money deposits	$18,807	$7,933
Warranty reserve	11,598	11,524
Self-insurance reserve	27,684	23,659
Accrued compensation costs	50,022	80,133
Land development and home construction accruals	113,011	120,224
Accrued interest	11,693	10,404
Income taxes payable	—	—
Derivative liabilities	—	5,291
Other accrued liabilities	39,034	44,224
Total accrued expenses and other liabilities	$271,849	$303,392

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.2 million and $0.2 million during the three months ended June 30, 2024 and 2023, respectively, and we reduced our warranty reserve by $1.5 million and $0.7 million during the six months ended June 30, 2024 and 2023, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and six months ended June 30, 2024 and 2023 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$11,212	$12,331	$11,524	$13,136
Warranty expense provisions	2,470	2,472	5,140	4,301
Payments	(1,841)	(1,593)	(3,532)	(3,769)
Warranty adjustment	(243)	(226)	(1,534)	(684)
Ending balance	$11,598	$12,984	$11,598	$12,984

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have closed and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based on third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the three and six months ended June 30, 2024 and 2023, we recorded no adjustment to our self-insurance reserve. Any adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and six months ended June 30, 2024 and 2023 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$25,652	$19,076	$23,659	$16,998
Self-insurance expense provisions	2,717	2,444	5,228	4,559
Payments	(685)	(43)	(1,203)	(80)
Self-insurance adjustment	—	—	—	—
Ending balance	$27,684	$21,477	$27,684	$21,477

9. Debt

Our outstanding debt obligations included the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$496,042	$495,656
6.750% senior notes, due June 2027(1)	497,618	497,210
Other financing obligations(2)	81,684	69,605
Notes payable	1,075,344	1,062,471
Revolving line of credit	111,000	—
Mortgage repurchase facilities	248,816	239,298
Total debt	$1,435,160	$1,301,769

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of June 30, 2024, other financing obligations included $8.8 million related to insurance premium notes and certain secured borrowings, as well as $72.9 million outstanding under construction loan agreements. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

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

As of June 30, 2024 and December 31, 2023, $72.9 million and $44.9 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 7.4% and 7.4% as of June 30, 2024 and December 31, 2023, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

We are party to a Second Amended and Restated Credit Agreement, as amended, (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “revolving line of credit”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The revolving line of credit includes a $250.0 million sublimit for standby letters of credit and a $50.0 million sublimit for swingline loans. Under the terms of the Second A&R Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $200.0 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement are based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the SOFR administered by the Federal Reserve Bank of New York, plus 0.10%.

As of June 30, 2024, $111.0 million was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 7.5%, and we were in compliance with all covenants under the Second A&R Credit Agreement. As of December 31, 2023, no amount was outstanding under the revolving line of credit.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., Texas Capital Bank, and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $350.0 million as of June 30, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through March 21, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 7.1% as of June 30, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2024 and December 31, 2023, we had $248.8 million and $239.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2024 and 2023, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest capitalized beginning of period	$75,172	$65,984	$72,598	$61,775
Interest capitalized during period	16,350	14,031	30,957	28,047
Less: capitalized interest in cost of sales	(13,592)	(10,270)	(25,625)	(20,077)
Interest capitalized end of period	$77,930	$69,745	$77,930	$69,745

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2024 estimated annual effective tax rate, before discrete items of 24.6%, is driven by our blended federal and state statutory rate of 24.5%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase of 0.1%.

For the six months ended June 30, 2024, our estimated annual rate of 24.6% was benefitted by discrete items which had a net impact of decreasing our rate by 0.5%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended June 30, 2024 and 2023, we recorded income tax expense of $26.9 million and $17.3 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded income tax expense of $46.9 million and $28.0 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, respectively (in thousands):

			June 30,	December 31,
	Balance Sheet Classification	Hierarchy	2024	2023

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$255,305	$251,852
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$21,763	$21,041
Derivative assets	Prepaid expenses and other assets	Level 2	$3,823	$1,618
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$34,070	$30,932
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$5,291

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 8.7%, 10.3%, and $0.072 per year per loan, respectively, as of June 30, 2024, and 8.6%, 10.3%, and $0.072 per year per loan, respectively, as of December 31, 2023. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage servicing rights	2024	2023	2024	2023
Beginning of period	$32,734	$23,901	$30,932	$24,164
Originations	1,545	1,059	2,779	2,104
Settlements	(550)	(410)	(1,112)	(561)
Changes in fair value	341	2,081	1,471	924
End of period	$34,070	$26,631	$34,070	$26,631

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage loans held-for-investment at fair value	2024	2023	2024	2023
Beginning of period	$21,620	$20,078	$21,041	$18,875
Transfers from loans held for sale	808	1,730	1,956	3,164
Settlements	(347)	(681)	(661)	(681)
Reduction in unpaid principal balance	(246)	(529)	(362)	(633)
Changes in fair value	(72)	(39)	(211)	(166)
End of period	$21,763	$20,559	$21,763	$20,559

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at June 30, 2024 and December 31, 2023, respectively (in thousands).

		June 30, 2024		December 31, 2023

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$106,682	$106,682	$226,150	$226,150
3.875% senior notes (1)(2)	Level 2	$496,042	$444,375	$495,656	$436,875
6.750% senior notes (1)(2)	Level 2	$497,618	$500,000	$497,210	$500,000
Revolving line of credit(3)	Level 2	$111,000	$111,000	$—	$—
Other financing obligations(3)(4)	Level 3	$81,684	$81,684	$69,605	$69,605
Mortgage repurchase facilities(3)	Level 2	$248,816	$248,816	$239,298	$239,298

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2024, these amounts totaled $4.0 million and $2.4 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2023, these amounts totaled $4.3 million and $2.8 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)During the period ended June 30, 2024, other financing obligations included $8.8 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 5.0% to 7.7%, and $72.9 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.4% as of June 30, 2024. During the period ended December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 4.8% to 7.7%, and $44.9 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.4%.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. During the three and six months ended June 30, 2024, we determined that inventory with a carrying value before impairment of $4.5 million for 2 communities in our Century Complete segment were not recoverable. Accordingly, we recognized impairment charges of an aggregate $0.6 million in order to record the communities at fair value. No impairment charges were recorded in the three and six months ended June 30, 2023. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the six months ended June 30, 2024 and 2023, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $85.84 and $62.61 per share, respectively, that vest over a three year period. During the six months ended June 30, 2024 and 2023, we granted 11.0 thousand and 11.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $82.84 and $65.77 per share, respectively, to our non-employee directors.

During the six months ended June 30, 2024 and 2023, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million and 0.5 million shares of common stock assuming maximum level of performance with a grant date fair value of $82.23 and $60.05 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to 250% of a targeted number of shares and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the six months ended June 30, 2024 and 2023, we issued 0.2 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2025 to 2027 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

June 30, 2024
Unvested units	1,245
Unrecognized compensation cost	$38,412
Weighted-average years to recognize compensation cost	1.62

During the three months ended June 30, 2024 and 2023, we recognized stock-based compensation expense of $7.9 million and $8.9 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized stock-based compensation expense of $10.7 million and $14.3 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2024 and December 31, 2023, there were 31.3 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the six months ended June 30, 2024 and 2023, we issued 0.3 million and 0.4 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of June 30, 2024, approximately 2.2 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the six months ended June 30, 2024 and 2023, respectively (in thousands, except per share information):

			Six Months Ended June 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217

			Six Months Ended June 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368

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

Our Board of Directors authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three and six months ended June 30, 2024, an aggregate of 465.0 thousand and 651.9 thousand shares, respectively, were repurchased for a total purchase price of approximately $37.0 million and $53.1 million, respectively, and a weighted average price of $79.61 and $81.49 per share, respectively. During the three and six months ended June 30, 2023, an aggregate of 30.4 thousand shares were repurchased for a total purchase price of approximately $2.0 million and a weighted average price of $64.84 per share. The maximum number of shares available to be repurchased under the stock repurchase program as of June 30, 2024 was 578,143 shares.

On July 22, 2024, our Board of Directors approved a new stock repurchase program under which we may repurchase up to an additional 4.5 million shares.

During the six months ended June 30, 2024 and 2023, shares of common stock at a total cost of $10.4 million and $10.6 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$83,724	$51,445	$148,055	$84,756
Denominator
Weighted average common shares outstanding - basic	31,648,130	32,025,186	31,728,544	31,970,106
Dilutive effect of stock-based compensation awards	444,659	222,210	437,254	212,439
Weighted average common shares outstanding - diluted	32,092,789	32,247,396	32,165,798	32,182,545
Earnings per share:
Basic	$2.65	$1.61	$4.67	$2.65
Diluted	$2.61	$1.60	$4.60	$2.63

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.4 million and 0.9 million common stock unit equivalents from diluted earnings per share during the three months ended June 30, 2024 and 2023, respectively, and we excluded 0.4 million and 0.7 million common stock unit equivalents from diluted earnings per share during the six months ended June 30, 2024 and 2023, respectively, related to the PSUs for which performance conditions remained unsatisfied.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2024 and December 31, 2023, we had $514.8 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used in this Quarterly Report on Form 10-Q (which we refer to as this “Form 10-Q”), references to “we,” “us,” “our,” “Century” or the “Company” refer to Century Communities, Inc., a Delaware corporation, and, unless the context otherwise requires, its subsidiaries and affiliates.

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements included in this Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, forecasts, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “outlook,” the negative of such terms and other comparable terminology and the use of future dates. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 4,975 homes delivered during the first six months of 2024, approximately 94% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

We generated solid financial results during the three and six months ended June 30, 2024 and are encouraged by recent housing market conditions demonstrating strong, underlying demand for affordable new homes. While uncertainty remains surrounding interest rates, we experienced strong demand during the first half of 2024, as net new home contracts (new home contracts net of cancellations) for the three and six months ended June 30, 2024 increased 20.0% and 30.1%, respectively, as compared to the same prior year periods. We have continued to provide, when necessary, incentive offerings across our communities during the first six months of 2024, including discounts on base home prices, lot premiums, and options and upgrades and financing incentives, including interest rate buydowns. During the six months ended June 30, 2024, cycle times have remained in the four- to five-month timeframe.

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

Results of Operations

During the three and six months ended June 30, 2024, we generated $110.6 million and $195.0 million, respectively, in income before income tax expense, as compared to $68.7 million and $112.8 million, respectively, in the respective prior year periods. During the three and six months ended June 30, 2024, we generated net income of $83.7 million, or $2.61 per diluted share, and $148.1 million, or $4.60 per diluted share, respectively, as compared to $51.4 million, or $1.60 per diluted share, and $84.8 million, or $2.63 per diluted share, respectively, in the respective prior year periods.

During the three and six months ended June 30, 2024, we generated total revenues of $1.0 billion and $2.0 billion, respectively, which represent increases of 23.1% and 24.5%, respectively, as compared to the respective prior year periods, driven primarily by increased home sales revenue from increased number of homes available for sale and increased average sales prices. During the three and six months ended June 30, 2024, we delivered 2,617 and 4,975 homes, respectively, with an average sales price of $388.8 thousand and $389.9 thousand, respectively. The number of homes delivered increased by 17.1% and 20.0%, respectively, during the three and six months ended June 30, 2024, as compared to the respective prior year periods, representing growth across all of our segments. Average sales price increased 6.2% and 4.1%, respectively, during the three and six months ended June 30, 2024, as compared to the respective prior year periods. During the three and six months ended June 30, 2024, net new contracts increased 20.0% and 30.1%, respectively, to 2,780 and 5,646, respectively, as compared to the respective prior year periods.

We ended the first quarter of 2024 with $111.0 million outstanding under our revolving line of credit, $106.7 million of cash and cash equivalents, $44.8 million of cash held in escrow, a homebuilding debt to capital ratio of 31.1%, and a net homebuilding debt to net capital ratio of 28.1%. During the three and six months ended June 30, 2024, we paid quarterly cash dividends to our stockholders of $0.26 per share, which represents a 13% increase from the $0.23 per share quarterly dividends paid during the three and six months ended June 30, 2023. During the six months ended June 30, 2024, we have continued to strategically increase our lot pipeline, including both organically and through an acquisition, resulting in 78,097 lots owned and controlled at June 30, 2024.

For the three and six months ended June 30, 2024, our Financial Services segment generated income before income tax of $5.7 million and $15.7 million, respectively, representing a decrease of 54.7% and 10.6%, respectively, as compared to the respective prior year periods. During the three and six months ended June 30, 2024, the number of mortgages originated increased by 30.0% and 39.4%, respectively, compared to the respective prior year periods, primarily due to our increased capture rate of 81% for both the three and six months ended June 30, 2024 as compared to 73% and 70% for the respective prior year periods, as well as a 34.6% and 37.8% increase, respectively, in the number of loans sold to third parties as compared to the respective prior year periods. While volume increased, the decreases in income before income tax for both the three- and six-month comparisons were primarily driven by an increase in financial services costs related to increased commissions, investor fees, and other support fees, and increases in net losses on the sale of mortgage loans, in each case in the current year periods as compared to the respective prior year period.

Our Century Living operations are engaged in construction on three multi-family for rent projects in Colorado, which commenced in 2022 and currently comprise over 900 total units. As of June 30, 2024, all three projects have begun leasing or pre-leasing, with 107 units completed, 90 units of which are occupied, and 845 units under development.

On January 22, 2024, we closed on the acquisition of substantially all the assets of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks.

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Operations:
Revenues
Home sales revenues	$1,017,414	$818,360	$1,939,816	$1,553,960
Land sales and other revenues	377	1,554	1,593	3,089
Total homebuilding revenues	1,017,791	819,914	1,941,409	1,557,049
Financial services revenues	21,659	24,277	46,585	40,132
Total revenues	1,039,450	844,191	1,987,994	1,597,181
Homebuilding cost of revenues
Cost of home sales revenues	(787,556)	(656,834)	(1,513,127)	(1,258,219)
Cost of land sales and other revenues	—	(375)	(37)	(375)
Total homebuilding cost of revenues	(787,556)	(657,209)	(1,513,164)	(1,258,594)
Financial services costs	(15,996)	(11,770)	(30,873)	(22,551)
Selling, general, and administrative	(125,973)	(105,120)	(240,082)	(203,433)
Inventory impairment	(570)	—	(570)	—
Other income (expense)	1,278	(1,344)	(8,353)	154
Income before income tax expense	110,633	68,748	194,952	112,757
Income tax expense	(26,909)	(17,303)	(46,897)	(28,001)
Net income	$83,724	$51,445	$148,055	$84,756
Earnings per share:
Basic	$2.65	$1.61	$4.67	$2.65
Diluted	$2.61	$1.60	$4.60	$2.63
Adjusted diluted earnings per share(1)	$2.65	$1.60	$4.86	$2.63
Other Operating Information (dollars in thousands):
Number of homes delivered	2,617	2,235	4,975	4,147
Average sales price of homes delivered	$388.8	$366.2	$389.9	$374.7
Homebuilding gross margin percentage(2)	22.5%	19.7%	22.0%	19.0%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (1)	24.0%	21.0%	23.4%	20.3%
Backlog at end of period, number of homes	1,753	2,002	1,753	2,002
Backlog at end of period, aggregate sales value	$754,623	$750,079	$754,623	$750,079
Average sales price of homes in backlog	$430.5	$374.7	$430.5	$374.7
Net new home contracts	2,780	2,317	5,646	4,339
Selling communities at period end	266	233	266	233
Average selling communities	264	223	259	228
Total owned and controlled lot inventory	78,097	57,775	78,097	57,775
Adjusted EBITDA(1)	$130,647	$80,061	$240,263	$134,805
Adjusted income before income tax expense(1)	$112,176	$68,748	$205,797	$112,757
Adjusted net income(1)	$85,191	$51,445	$156,291	$84,756
Net homebuilding debt to net capital (1)	28.1%	22.3%	28.1%	22.3%

(1) This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. We recorded impairment charges of $0.6 million during the three and six months ended June 30, 2024. No impairment charges were recorded during the three and six months ended June 30,2023.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
West	325	254	$626.7	$548.2	$203,684	$139,244	$32,169	$14,966
Mountain	486	455	532.7	503.7	258,877	229,170	34,365	24,689
Texas	485	450	301.1	281.2	146,014	126,549	17,831	11,452
Southeast	349	275	441.3	426.5	153,999	117,280	25,843	17,992
Century Complete	972	801	262.2	257.3	254,840	206,117	29,036	16,348
Financial Services	—	—	—	—	—	—	5,663	12,507
Corporate	—	—	—	—	—	—	(34,274)	(29,206)
Total	2,617	2,235	$388.8	$366.2	$1,017,414	$818,360	$110,633	$68,748

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
West	609	457	$617.3	$586.7	$375,938	$268,138	$58,876	$22,939
Mountain	981	910	523.0	521.7	513,016	474,764	62,173	52,497
Texas	909	777	304.9	278.0	277,189	215,983	31,703	15,125
Southeast	728	473	433.4	431.7	315,500	204,209	46,639	29,958
Century Complete	1,748	1,530	262.1	255.5	458,173	390,866	50,136	30,298
Financial Services	—	—	—	—	—	—	15,712	17,581
Corporate	—	—	—	—	—	—	(70,287)	(55,641)
Total	4,975	4,147	$389.9	$374.7	$1,939,816	$1,553,960	$194,952	$112,757

West

During the three and six months ended June 30, 2024, our West segment generated income before income tax expense of $32.2 million and $58.9 million, respectively, an increase of 114.9% and 156.7%, respectively, over the respective prior year period, which were driven by increases in home sales revenue of $64.4 million and $107.8 million, respectively. The revenue increases for the three and six- month comparisons were primarily driven by an increase of 28.0% and 33.3%, respectively, in the number of homes delivered, and increases of 14.3% and 5.2%, respectively, in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Mountain

During the three and six months ended June 30, 2024, our Mountain segment generated income before income tax expense of $34.4 million and $62.2 million, respectively, an increase of 39.2% and 18.4%, respectively, over the respective prior year period, which were driven by increases in home sales revenue of $29.7 million and $38.3 million, respectively. The revenue increases for the three and six- month comparisons were primarily driven by an increase of 6.8% and 7.8%, respectively, in the number of homes delivered, and for the three-month comparison increases of 5.8% in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Texas

During the three and six months ended June 30, 2024, our Texas segment generated income before income tax expense of $17.8 million and $31.7 million, respectively, an increase of 55.7% and 109.6%, respectively, over the respective prior year period, which were driven by increases in home sales revenue of $19.5 million and $61.2 million, respectively. The revenue increases for the three and six- month comparisons were primarily driven by an increase of 7.8% and 17.0%, respectively, in the number of homes delivered, and increases of 7.1% and 9.7%, respectively, in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Southeast

During the three and six months ended June 30, 2024, our Southeast segment generated income before income tax expense of $25.8 million and $46.6 million, respectively, an increase of 43.6% and 55.7%, respectively, over the respective prior year period, which were driven by increases in home sales revenue of $36.7 million and $111.3 million, respectively. The revenue increases for the three and six- month comparisons were primarily driven by an increase of 26.9% and 53.9%, respectively, in the number of homes delivered, and for the three-month comparison increases of 3.5% in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Century Complete

During the three and six months ended June 30, 2024, our Century Complete segment generated income before income tax expense of $29.0 million and $50.1 million, respectively, an increase of 77.6% and 65.5%, respectively, over the respective prior year period, which were driven by increases in home sales revenue of $48.7 million and $67.3 million, respectively. The revenue increases for the three and six- month comparisons were primarily driven by an increase of 21.3% and 14.2%, respectively, in the number of homes delivered, and increases of 1.9% and 2.6%, respectively, in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Financial Services

Our Financial Services segment originates mortgages primarily for our homebuyers, and as such, performance typically correlates to our number of homes delivered. For the three and six months ended June 30, 2024, our Financial Services segment generated income before income tax of $5.7 million and $15.7 million, respectively, representing a decrease of 54.7% and 10.6%, respectively, as compared to the respective prior year periods. During the three and six months ended June 30, 2024, the number of mortgages originated increased by 30.0% and 39.4%, respectively, compared to the respective prior year periods, primarily due to our increased capture rate of 81% for both the three and six months ended June 30, 2024 as compared to 73% and 70% for the respective prior year periods, as well as a 34.6% and 37.8% increase, respectively, in the number of loans sold to third parties as compared to the respective prior year periods. While volume increased, the decreases in income before income tax for both the three- and six-month comparisons were primarily driven by an increase in financial services costs related to increased commissions, investor fees, and other support fees, and increases in net losses on the sale of mortgage loans, in each case in the current year periods as compared to the respective prior year periods.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total originations:
Number of loans	1,750	1,346	3,256	2,335
Principal	$614,659	$462,088	$1,155,997	$805,169
Capture rate of Century homebuyers	81%	73%	81%	70%
Century Communities	86%	79%	86%	76%
Century Complete	74%	62%	72%	59%
Average FICO score	728	725	728	724
Century Communities	735	729	734	729
Century Complete	713	714	714	714

Loans sold to third parties:
Number of loans sold	1,621	1,204	3,229	2,343
Principal	$577,344	$418,613	$1,145,736	$808,423

Corporate

During the three and six months ended June 30, 2024, our Corporate segment generated losses of $34.3 million and $70.3 million, respectively as compared to a losses of $29.2 million and $55.6 million, respectively, during the same respective periods in 2023. The increase in loss for the three-month comparison was primarily due to an increase in compensation costs as compared to the period year period, and the increase in loss for the six-month comparison was primarily due to a $7.7 million impairment related to other investments during the six months ended June 30, 2024, as well as increased compensation costs as compared to the prior year period.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased for the three and six months ended June 30, 2024 to 22.5% and 22.0%, respectively, as compared to 19.7% and 19.0%, respectively, for the three and six months ended June 30, 2023.  The increase was primarily driven by deliveries during the prior year periods that carried both higher incentives and elevated construction costs due to homes commencing construction during high costs periods in 2022.

In the following table, we calculate our homebuilding gross margin and our adjusted homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues, and further adjusted to exclude the effect of purchase price accounting for acquired work in process inventory, if applicable.

(dollars in thousands)
	Three Months Ended June 30,
	2024	%	2023	%

Home sales revenues	$1,017,414	100.0%	$818,360	100.0%
Cost of home sales revenues	(787,556)	(77.4)%	(656,834)	(80.3)%
Inventory impairment	(570)	(0.1)%	—	—%
Homebuilding gross margin	229,288	22.5%	161,526	19.7%
Add: Inventory impairment	570	0.1%	—	—%
Add: Interest in cost of home sales revenues	13,592	1.3%	10,270	1.3%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$243,450	23.9%	$171,796	21.0%
Add: Purchase price accounting for acquired work in process inventory	973	0.1%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$244,423	24.0%	$171,796	21.0%

	Six Months Ended June 30,
	2024	%	2023	%

Home sales revenues	$1,939,816	100.0%	$1,553,960	100.0%
Cost of home sales revenues	(1,513,127)	(78.0)%	(1,258,219)	(81.0)%
Inventory impairment	(570)	(0.0)%	—	—%
Homebuilding gross margin	426,119	22.0%	295,741	19.0%
Add: Inventory impairment	570	0.0%	—	—%
Add: Interest in cost of home sales revenues	25,625	1.3%	20,077	1.3%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$452,314	23.3%	$315,818	20.3%
Add: Purchase price accounting for acquired work in process inventory	2,553	0.1%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$454,867	23.4%	$315,818	20.3%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and six months ended June 30, 2024, our adjusted homebuilding gross margin percentage excluding inventory impairment (if applicable), interest in cost of home sales revenues, and purchase price accounting for work in process inventory (if applicable), was 24.0% and 23.4%, respectively, as compared to 21.0% and 20.3% for the same respective periods in 2023. We believe the above information is meaningful as it isolates the impact that inventory impairment (if applicable), indebtedness, and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Selling, general and administrative	$125,973	$105,120	$20,853	19.8%
As a percentage of home sales revenue	12.4%	12.8%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Selling, general and administrative	$240,082	$203,433	$36,649	18.0%
As a percentage of home sales revenue	12.4%	13.1%

Our selling, general and administrative expense increased $20.8 million and $36.6 million, respectively, for the three and six months ended June 30, 2024 as compared to the respective prior year periods. For both the three and six-month comparisons, these increases were primarily attributable to an increase in internal and external commission expense associated with the increase in home sales revenue and increased compensation and other costs due to increased active community count. As a percentage of home sales revenue, our selling, general and administrative expense decreased 40 basis points and 70 basis points, respectively, during the three and six months ended June 30, 2024, driven primarily by increased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2024 estimated annual effective tax rate, before discrete items of 24.6%, is driven by our blended federal and state statutory rate of 24.5%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase of 0.1%.

For the six months ended June 30, 2024, our estimated annual rate of 24.6% was benefitted by discrete items which had a net impact of decreasing our rate by 0.5%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended June 30, 2024 and 2023, we recorded income tax expense of $26.9 million and $17.3 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded income tax expense of $46.9 million and $28.0 million, respectively.

Segment Assets

(dollars in thousands)

	June 30,	December 31	Increase (Decrease)
	2024	2023	Amount	Change
West	$815,259	$786,489	$28,770	3.7%
Mountain	1,055,488	1,051,052	4,436	0.4%
Texas	655,314	577,129	78,185	13.5%
Southeast	584,733	503,249	81,484	16.2%
Century Complete	467,331	386,444	80,887	20.9%
Financial Services	440,189	450,208	(10,019)	(2.2)%
Corporate	313,130	384,791	(71,661)	(18.6)%
Total assets	$4,331,444	$4,139,362	$192,082	4.6%

Total assets increased to $4.3 billion as of June 30, 2024 as compared to $4.1 billion as of December 31, 2023, primarily as a result of changes in our inventory balances within our homebuilding segments related to timing of home and land development construction activities and an increase in the number of homes under construction.

Lots owned and controlled

	June 30, 2024			December 31, 2023			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	4,434	3,665	8,099	4,036	3,259	7,295	9.9%	12.5%	11.0%
Mountain	8,651	4,987	13,638	8,615	5,025	13,640	0.4%	(0.8)%	(0.0)%
Texas	9,777	9,823	19,600	8,647	11,027	19,674	13.1%	(10.9)%	(0.4)%
Southeast	5,461	12,446	17,907	5,486	10,941	16,427	(0.5)%	13.8%	9.0%
Century Complete	4,454	14,399	18,853	3,839	12,845	16,684	16.0%	12.1%	13.0%
Total	32,777	45,320	78,097	30,623	43,097	73,720	7.0%	5.2%	5.9%

Of our total lots owned and controlled as of June 30, 2024, 42.0% were owned and 58.0% were controlled, as compared to 41.5% owned and 58.5% controlled as of December 31, 2023.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2024	2023	Amount	% Change	2024	2023	Amount	% Change
West	376	237	139	58.6%	816	580	236	40.7%
Mountain	552	446	106	23.8%	1,163	779	384	49.3%
Texas	520	400	120	30.0%	1,034	875	159	18.2%
Southeast	386	351	35	10.0%	836	593	243	41.0%
Century Complete	946	883	63	7.1%	1,797	1,512	285	18.8%
Total	2,780	2,317	463	20.0%	5,646	4,339	1,307	30.1%

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2024 increased by 463 homes, or 20.0%, to 2,780 as compared to 2,317 for the same period in 2023. Net new home contracts for the six months ended June 30, 2024 increased by 1,307 homes, or 30.1%, to 5,646 as compared to 4,339 for the same period in 2023. These increases were primarily due to more homes available for sale, as well as favorable market conditions.

Monthly absorption rate

Our overall monthly “absorption rate” (the rate at which home orders are contracted, net of cancellations) for the three and six months ended June 30, 2024 and 2023 by segment are included in the tables below:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	% Change
West	4.8	3.4	1.4	41.2%
Mountain	3.9	3.6	0.3	8.3%
Texas	3.9	3.5	0.4	11.4%
Southeast	3.8	4.0	(0.2)	(5.0)%
Century Complete	2.8	2.9	(0.1)	(3.4)%
Total	3.5	3.3	0.2	6.1%

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	% Change
West	5.0	4.2	0.8	19.0%
Mountain	4.2	3.2	1.0	31.3%
Texas	4.1	3.8	0.3	7.9%
Southeast	4.4	3.4	1.0	29.4%
Century Complete	2.7	2.5	0.2	8.0%
Total	3.7	3.1	0.6	19.4%

During the three and six months ended June 30, 2024, our absorption rates increased by 6.1% and 19.4%, respectively, to 3.5 per month and 3.7 per month, respectively, as compared to the same respective periods in 2023, driven by strong demand for new homes during the current period as homebuyers adjust to the higher interest rate environment.

Selling communities at period end

	As of June 30,		Increase/(Decrease)
	2024	2023	Amount	% Change
West	26	23	3	13.0%
Mountain	47	41	6	14.6%
Texas	45	38	7	18.4%
Southeast	34	29	5	17.2%
Century Complete	114	102	12	11.8%
Total	266	233	33	14.2%

Our selling communities increased by 33 communities to 266 communities at June 30, 2024 as compared to 233 at June 30, 2023. This 14.2% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts during the first six months of 2024.

Backlog

(dollars in thousands)

	As of June 30,
	2024			2023			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	313	$213,931	$683.5	203	$129,616	$638.5	54.2%	65.0%	7.0%
Mountain	345	198,484	575.3	310	149,369	481.8	11.3%	32.9%	19.4%
Texas	293	87,826	299.7	253	78,360	309.7	15.8%	12.1%	(3.2)%
Southeast	250	107,965	431.9	325	148,616	457.3	(23.1)%	(27.4)%	(5.6)%
Century Complete	552	146,417	265.2	911	244,118	268.0	(39.4)%	(40.0)%	(1.0)%
Total / Weighted Average	1,753	$754,623	$430.5	2,002	$750,079	$374.7	(12.4)%	0.6%	14.9%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. At June 30, 2024, we had 1,753 homes in backlog, which represents a decrease of 12.4% as compared to 2,002 homes in backlog at June 30, 2023, with a total value of $754.6 million, as compared to $750.1 million at June 30, 2023. Backlog dollar value remained consistent due to an increase in average sales prices of backlog units offset by a decrease in the number of backlog units. Backlog average sales price increased 14.9% as compared to the period year period, largely due to mix, including a decrease in the percentage of Century Complete homes to total homes in backlog.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of June 30, 2024, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	June 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$—	$104,900
Cash held in escrow	44,823	101,845
Accounts receivable	70,018	67,480
Due from non-guarantors	—	17,982
Inventories	3,295,336	3,016,641
Prepaid expenses and other assets	334,623	282,056
Property and equipment, net	96,947	68,839
Deferred tax assets, net	17,426	16,998
Goodwill	32,082	30,395
Total assets	$3,891,255	$3,707,136
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$156,573	$145,231
Accrued expenses and other liabilities	241,385	259,912
Due to non-guarantors	14,303	—
Notes payable	1,075,344	1,062,471
Revolving line of credit	111,000	—
Total liabilities	1,598,605	1,467,614
Stockholders’ equity:	2,292,650	2,239,522
Total liabilities and stockholders’ equity	$3,891,255	$3,707,136

Summarized Statements of Operations Data (in thousands)	Six Months Ended	Year Ended
	June 30, 2024	December 31, 2023

Total homebuilding revenues	$1,941,409	$3,611,962
Total homebuilding cost of revenues	(1,513,164)	(2,840,583)
Selling, general and administrative	(240,082)	(447,311)
Inventory impairment	(570)	(1,877)
Other income (expense)	(12,376)	(6,547)
Income before income tax expense	175,217	315,644
Income tax expense	(42,150)	(82,419)
Net income	$133,067	$233,225

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving line of credit availability, was $840.5 million as of June 30, 2024 and $1.1 billion as of December 31, 2023.

Our principal uses of capital for the three and six months ended June 30, 2024 were our land purchases, land development, home construction, the acquisition of Landmark Homes, share repurchases, dividends, and the payment of routine liabilities.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short term working capital obligations and fund our purchases of land, as well as land development, home construction activities, and other cash needs.

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

Long-term Liquidity and Capital Resources

Beyond the next twelve months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available, or on favorable terms, especially if rising interest rates remain high. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as under our revolving line of credit, repurchase facilities, and construction loan agreements. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and six months ended June 30, 2024, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 5, 2024.

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

As of June 30, 2024, we had outstanding purchase contracts and option contracts for 45,320 lots totaling approximately $2.6 billion and we had $86.8 million of deposits for land contracts, of which $46.7 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

In addition, in the ordinary course of business, we explore, and from time to time, enter into purchase agreements to opportunistically acquire other homebuilders to add existing and future lots to our land portfolio and augment the organic expansion of our land portfolio. These acquisitions are often legally structured as asset acquisitions for cash and conditioned upon a due diligence investigation by us of the business for a limited period of time, in addition to other standard and customary closing conditions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of June 30, 2024, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$496,042	$495,656
6.750% senior notes, due June 2027(1)	497,618	497,210
Other financing obligations(2)	81,684	69,605
Notes payable	1,075,344	1,062,471
Revolving line of credit	111,000	—
Mortgage repurchase facilities	248,816	239,298
Total debt	$1,435,160	$1,301,769

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of June 30, 2024, other financing obligations included $8.8 million related to insurance premium notes and certain secured borrowings, as well as $72.9 million outstanding under construction loan agreements, as described below. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2024 and December 31, 2023, we had $514.8 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

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

As of June 30, 2024, $72.9 million was outstanding under the construction loan agreements, with borrowings that bore a weighted average interest rate of 7.4% as of June 30, 2024, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

We are party to a Second Amended and Restated Credit Agreement, as amended, (which we refer to as the “Second A&R Credit Agreement”) with Texas Capital Bank, National Association, as Administrative Agent and L/C Issuer, and the lenders party thereto. The Second A&R Credit Agreement, which amended and restated our prior Amended and Restated Credit Agreement, provides us with a senior unsecured revolving line of credit (which we refer to as the “revolving line of credit”) of up to $800.0 million, and unless terminated earlier, will mature on April 30, 2026. The revolving line of credit includes a $250.0 million sublimit for standby letters of credit and a $50.0 million sublimit for swingline loans. Under the terms of the Second A&R Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $200.0 million. Our obligations under the Second A&R Credit Agreement are guaranteed by certain of our subsidiaries. The Second A&R Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Second A&R Credit Agreement are based on an adjusted term SOFR reference rate, which equals the greater of (i) 0.50% or (ii) the one-month quotation of the SOFR administered by the Federal Reserve Bank of New York, plus 0.10%.

As of June 30, 2024, $111.0 million was outstanding under our revolving line of credit, with borrowings that bore an interest rate of 7.5%, and were in compliance with all covenants under the Second A&R Credit Agreement. As of December 31, 2023, no amount was outstanding under the revolving line of credit.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., Texas Capital Bank, and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $350.0 million as of June 30, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through March 21, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 7.1% as of June 30, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2024 and December 31, 2023, we had $248.8 million and $239.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Stock Repurchases

Our Board of Directors authorized a stock repurchase program in 2018, under which we may repurchase up to 4.5 million shares of our outstanding common stock. During the three and six months ended June 30, 2024, an aggregate of 465.0 thousand and 651.9 thousand shares, respectively, were repurchased for a total purchase price of approximately $37.0 million and $53.1 million, respectively, and a weighted average price of $79.61 and $81.49 per share, respectively. During the three and six months ended June 30, 2023, an aggregate of 30.4 thousand shares were repurchased for a total purchase price of approximately $2.0 million and a weighted average price of $64.84 per share. The maximum number of shares available to be repurchased under the stock repurchase program as of June 30, 2024 was 578,143 shares.

On July 22, 2024, our Board of Directors approved a new stock repurchase program under which we may repurchase up to an additional 4.5 million shares. Under the terms of these programs, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program is determined by management at its discretion and depends on a number of factors, including, among others, the market price of our common stock, trading volume, our available cash balance, our anticipated working capital needs, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax instituted under the Inflation Reduction Act of 2022, and general market and economic conditions. We finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when we otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. Our stock repurchase programs have no expiration dates and may be extended, suspended or discontinued by our Board of Directors at any time without notice at our discretion. All shares of common stock repurchased under the programs will be cancelled and returned to the status of authorized but unissued shares of common stock.

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the six months ended June 30, 2024 and 2023, respectively (in thousands, except per share information):

			Six Months Ended June 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217

			Six Months Ended June 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368

We expect to continue paying our quarterly cash dividends to stockholders for the remainder of 2024. However, the declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our Board of Directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

Cash Flows— Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

For the six months ended June 30, 2024 and 2023, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $78.5 million during the six months ended June 30, 2024 as compared to net cash provided by operating activities of $132.8 million during the prior year period. This change is primarily a result of increased expenditures related to land acquisition and expenditures associated with the construction of homes during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. These increased expenditures were primarily offset by a $63.3 million increase in net income.

•Net cash used in investing activities increased to $87.6 million during the six months ended June 30, 2024, compared to $48.6 million used during the prior year period. This increase was primarily related to (1) $32.7 million in expenditures related to our acquisition of Landmark during the six months ended June 30, 2024 and (2) a $14.6 million increase in purchases of property and equipment, partially offset by $11.0 million in proceeds from the sale of property and equipment during the six months ended June 30, 2024.

•Net cash provided by financing activities was $52.6 million during the six months ended June 30, 2024, compared to net cash used in financing activities of $23.4 million during the prior year period. This change was primarily attributable to (1) a $111.0 increase in borrowings under our revolving credit facility; (2) a $16.1 million increase in net proceeds for our mortgage repurchase facilities; and (3) a $14.2 million increase in borrowings under construction loan agreements, in each case, during the six months ended June 30, 2024, and as compared to the prior year period. These increases were partially offset by (1) $53.1 million in repurchases of our common stock during the six months ended June 30, 2024 as compared to $2.0 million in repurchases of our common stock during the prior year period; and (2) a $12.7 million net increase in payments for insurance premium notes.

As of June 30, 2024, our cash and cash equivalents and restricted cash balance was $128.5 million, as compared to $242.0 million as of December 31, 2023.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and six months ended June 30, 2024 and 2023. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before loss on debt extinguishment (if applicable), inventory impairment (if applicable), purchase price accounting for acquired work in process inventory (if applicable), and impairment on other investments (if applicable). We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA or adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net income	$83,724	$51,445	62.7%	$148,055	$84,756	74.7%
Income tax expense	26,909	17,303	55.5%	46,897	28,001	67.5%
Interest in cost of home sales revenues	13,592	10,270	32.3%	25,625	20,077	27.6%
Interest income	(810)	(2,578)	(68.6)%	(2,324)	(4,942)	(53.0)%
Depreciation and amortization expense	5,689	3,621	57.1%	11,165	6,913	61.5%
EBITDA	129,104	80,061	61.3%	229,418	134,805	70.2%
Inventory impairment	570	—	NM	570	—	NM
Impairment on other investment	—	—	NM	7,722	—	NM
Purchase price accounting for acquired work in process inventory	973	—	NM	2,553	—	NM
Adjusted EBITDA	$130,647	$80,061	63.2%	$240,263	$134,805	78.2%

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

(dollars in thousands)

	June 30,	December 31,
	2024	2023
Notes payable	$1,075,344	$1,062,471
Revolving line of credit	111,000	—
Construction loan agreements	(72,860)	(44,895)
Total homebuilding debt	1,113,484	1,017,576
Total stockholders' equity	2,465,657	2,386,936
Total capital	$3,579,141	$3,404,512
Homebuilding debt to capital	31.1%	29.9%

Total homebuilding debt	$1,113,484	$1,017,576
Cash and cash equivalents	(106,682)	(226,150)
Cash held in escrow	(44,823)	(101,845)
Net homebuilding debt	961,979	689,581
Total stockholders' equity	2,465,657	2,386,936
Net capital	$3,427,636	$3,076,517

Net homebuilding debt to net capital	28.1%	22.4%

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

(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income	$83,724	$51,445	$148,055	$84,756
Denominator
Weighted average common shares outstanding - basic	31,648,130	32,025,186	31,728,544	31,970,106
Dilutive effect of stock-based compensation awards	444,659	222,210	437,254	212,439
Weighted average common shares outstanding - diluted	32,092,789	32,247,396	32,165,798	32,182,545
Earnings per share:
Basic	$2.65	$1.61	$4.67	$2.65
Diluted	$2.61	$1.60	$4.60	$2.63

Adjusted earnings per share
Numerator
Net income	$83,724	$51,445	$148,055	$84,756
Income tax expense	26,909	17,303	46,897	28,001
Income before income tax expense	110,633	68,748	194,952	112,757
Inventory impairment	570	—	570	—
Impairment on other investment	—	—	7,722	—
Purchase price accounting for acquired work in process inventory	973	—	2,553	—
Adjusted income before income tax expense	112,176	68,748	205,797	112,757
Adjusted income tax expense(1)	(26,985)	(17,303)	(49,506)	(28,001)
Adjusted net income	$85,191	$51,445	$156,291	$84,756

Denominator - Diluted	32,092,789	32,247,396	32,165,798	32,182,545

Adjusted diluted earnings per share	$2.65	$1.60	$4.86	$2.63

(1)The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2024 were 24.1%, respectively, which are reflective of our GAAP tax rates for the six months ended June 30, 2024. The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2023 were 25.2% and 24.8%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. While inflation remained elevated during the three and six months ended June 30, 2024, it has generally slowed since the second quarter of 2022. In addition, inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to five months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home starts convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of our cash receipts from home deliveries occurs during the second half of the year. This seasonality pattern may be affected by volatility in the homebuilding industry, supply chain challenges, subcontractor and labor shortages, and changes in demand for our homes.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2024, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our second quarter ended June 30, 2024.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April
April 1, 2024 through April 30, 2024	—	$—	—	1,043,123
May
May 1, 2024 through May 31, 2024	205,814	79.69	205,814	837,309
June
June 1, 2024 through June 30, 2024	259,166	79.55	259,166	578,143
Total	464,980	$79.61

(1)On November 6, 2018, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. We repurchased 464,980 shares during the period indicated above under this program and 578,143 shares remained available to repurchase under this program as of June 30, 2024. On July 22, 2024, our Board of Directors authorized a new stock repurchase program, under which we may repurchase up to an additional 4,500,000 shares of our outstanding common stock. Under the terms of these stock repurchase programs, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. These programs have no expiration dates and may be terminated by the Board of Directors at any time.

(2)The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

Century Communities, Inc.

Date: July 24, 2024	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: July 24, 2024	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: July 24, 2024	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)