Form 10-Q
period 2024-09-30
Century Communities, Inc.
filed 2024-10-24
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

On October 18, 2024, 31,337,062 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets	(unaudited)	(audited)
Cash and cash equivalents	$149,155	$226,150
Cash held in escrow	70,755	101,845
Accounts receivable	73,016	76,213
Inventories	3,581,099	3,016,641
Mortgage loans held for sale	257,187	251,852
Prepaid expenses and other assets	427,961	350,193
Property and equipment, net	165,117	69,075
Deferred tax assets, net	17,241	16,998
Goodwill	39,434	30,395
Total assets	$4,780,965	$4,139,362
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$165,369	$147,265
Accrued expenses and other liabilities	287,937	303,392
Notes payable	1,118,943	1,062,471
Revolving line of credit	414,000	—
Mortgage repurchase facilities	247,214	239,298
Total liabilities	2,233,463	1,752,426
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,337,062 and 31,774,615 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	313	318
Additional paid-in capital	547,724	592,989
Retained earnings	1,999,465	1,793,629
Total stockholders' equity	2,547,502	2,386,936
Total liabilities and stockholders' equity	$4,780,965	$4,139,362

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Homebuilding revenues
Home sales revenues	$1,116,125	$865,065	$3,055,941	$2,419,025
Land sales and other revenues	650	722	2,242	3,811
Total homebuilding revenues	1,116,775	865,787	3,058,183	2,422,836
Financial services revenues	20,091	23,636	66,676	63,768
Total revenues	1,136,866	889,423	3,124,859	2,486,604
Homebuilding cost of revenues
Cost of home sales revenues	(873,081)	(652,411)	(2,386,208)	(1,910,630)
Cost of land sales and other revenues	(170)	—	(207)	(375)
Total homebuilding cost of revenues	(873,251)	(652,411)	(2,386,415)	(1,911,005)
Financial services costs	(17,021)	(11,432)	(47,894)	(33,983)
Selling, general and administrative	(132,972)	(111,918)	(373,054)	(315,351)
Inventory impairment	(1,373)	—	(1,942)	—
Other expense	(2,337)	(1,663)	(10,690)	(1,509)
Income before income tax expense	109,912	111,999	304,864	224,756
Income tax expense	(26,892)	(28,849)	(73,789)	(56,850)
Net income	$83,020	$83,150	$231,075	$167,906

Earnings per share:
Basic	$2.65	$2.60	$7.31	$5.25
Diluted	$2.59	$2.58	$7.19	$5.21
Weighted average common shares outstanding:
Basic	31,336,756	31,962,884	31,596,995	31,967,672
Diluted	32,025,015	32,237,022	32,117,917	32,200,677

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$231,075	$167,906
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,437	11,019
Stock-based compensation expense	18,095	26,517
Fair value of mortgage loans held for sale and other	(647)	(2,269)
Inventory impairment	1,942	—
Impairment on other investment	7,722	—
Abandonment of lot option contracts	3,941	3,021
Deferred income taxes	(243)	2,078
(Gain) loss on disposition of assets	(1,851)	1,062
Changes in assets and liabilities:
Cash held in escrow	31,090	4,081
Accounts receivable	3,802	(1,081)
Inventories	(421,938)	(225,587)
Mortgage loans held for sale	(9,387)	36,343
Prepaid expenses and other assets	(50,041)	(21,179)
Accounts payable	14,659	54,126
Accrued expenses and other liabilities	(19,639)	(23,029)
Net cash (used in) provided by operating activities	(173,983)	33,008
Investing activities
Purchases of property and equipment	(29,856)	(14,565)
Proceeds from sale of property and equipment	11,169	127
Expenditures related to development of rental properties	(98,029)	(59,812)
Payments for business combinations	(157,130)	—
Other investing activities	(3,860)	(346)
Net cash used in investing activities	(277,706)	(74,596)
Financing activities
Borrowings under revolving credit facilities	1,459,000	25,000
Payments on revolving credit facilities	(1,045,000)	(25,000)
Borrowing under construction loan agreements	65,442	21,453
Proceeds from issuance of insurance premium notes and other	19,619	26,511
Principal payments on insurance premium notes and other	(29,779)	(17,273)
Net proceeds (payments) for mortgage repurchase facilities	7,916	(35,532)
Withholding of common stock upon vesting of stock-based compensation awards	(10,473)	(10,672)
Repurchases of common stock under stock repurchase program	(53,139)	(19,227)
Dividend payments	(24,629)	(22,074)
Other financing activities	(363)	—
Net cash provided by (used in) financing activities	388,594	(56,814)
Net decrease	$(63,095)	$(98,402)
Cash and cash equivalents and Restricted cash
Beginning of period	242,003	308,492
End of period	$178,908	$210,090
Supplemental cash flow disclosure
Cash paid for income taxes	$80,361	$41,358
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$149,155	$193,111
Restricted cash (Note 6)	29,753	16,979
Cash and cash equivalents and Restricted cash	$178,908	$210,090

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(in thousands)

For the Three Months Ended September 30, 2024 and 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2024	31,336	$313	$540,573	$1,924,771	$2,465,657
Vesting of stock-based compensation awards	1	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	—	—	(49)	—	(49)
Repurchases of common stock	—	—	—	—	—
Stock-based compensation expense		—	7,385	—	7,385
Cash dividends declared and dividend equivalents	—	—	178	(8,326)	(8,148)
Other	—	—	(363)	—	(363)
Net income	—	—	—	83,020	83,020
Balance at September 30, 2024	31,337	$313	$547,724	$1,999,465	$2,547,502

Balance at June 30, 2023	32,020	$320	$586,856	$1,634,741	$2,221,917
Vesting of stock-based compensation awards	1	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	—	—	(29)	—	(29)
Repurchases of common stock	(248)	(2)	(17,256)		(17,258)
Stock-based compensation expense	—	—	12,226	—	12,226
Cash dividends declared and dividend equivalents	—	—	537	(7,878)	(7,341)
Net income	—	—	—	83,150	83,150
Balance at September 30, 2023	31,773	$318	$582,334	$1,710,013	$2,292,665

For the Nine Months Ended September 30, 2024 and 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Vesting of stock-based compensation awards	335	3	(3)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(121)	(1)	(10,472)	—	(10,473)
Repurchases of common stock	(652)	(7)	(53,132)	—	(53,139)
Stock-based compensation expense	—	—	18,095	—	18,095
Cash dividends declared and dividend equivalents	—	—	610	(25,239)	(24,629)
Other	—	—	(363)	—	(363)
Net income	—	—	—	231,075	231,075
Balance at September 30, 2024	31,337	$313	$547,724	$1,999,465	$2,547,502

Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards	448	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(170)	(2)	(10,670)	—	(10,672)
Repurchases of common stock	(278)	(2)	(19,225)	—	(19,227)
Stock-based compensation expense	—	—	26,517	—	26,517
Cash dividends declared and dividend equivalents	—	—	913	(22,987)	(22,074)
Net income	—	—	—	167,906	167,906
Balance at September 30, 2023	31,773	$318	$582,334	$1,710,013	$2,292,665

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

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

The following table summarizes total revenue and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
West	$240,722	$167,708	$617,047	$436,081
Mountain	271,305	207,054	784,506	683,432
Texas	159,502	111,694	436,782	327,844
Southeast	180,226	164,968	496,032	369,414
Century Complete	265,020	214,363	723,816	606,065
Financial Services	20,091	23,636	66,676	63,768
Corporate	—	—	—	—
Total revenue	$1,136,866	$889,423	$3,124,859	$2,486,604

Income (loss) before income tax expense:
West	$35,222	$31,419	$94,098	$54,358
Mountain	31,770	25,449	93,943	77,946
Texas	14,682	16,377	46,385	31,502
Southeast	27,218	33,717	73,857	63,675
Century Complete	34,056	30,873	84,192	61,171
Financial Services	3,070	12,204	18,782	29,785
Corporate	(36,106)	(38,040)	(106,393)	(93,681)
Total income before income tax expense	$109,912	$111,999	$304,864	$224,756

The following table summarizes total assets by segment (in thousands):

	September 30,	December 31,
	2024	2023
West	$873,401	$786,489
Mountain	1,054,141	1,051,052
Texas	858,559	577,129
Southeast	631,256	503,249
Century Complete	506,429	386,444
Financial Services	473,767	450,208
Corporate	383,412	384,791
Total assets	$4,780,965	$4,139,362

Corporate assets primarily include costs associated with development of multi-family rental properties, certain cash and cash equivalents, certain property and equipment, deferred tax assets, certain receivables, and prepaid insurance.

3. Business Combinations

On January 22, 2024, we closed on the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represents a business combination, and in connection with this acquisition, we allocated $1.7 million in goodwill to the Southeast operating segment. We incurred $0.1 million in acquisition costs, which are reflected in other expense in our condensed consolidated statements of operations.

On July 31, 2024, we closed on the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations, including 26 active communities, in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represents a business combination, as we determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets, and the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences. We incurred $0.5 million in acquisition costs, which are reflected in other expense in our condensed consolidated statements of operations.

The following is a summary of the allocation of the purchase price for Anglia based on the fair value of assets acquired and liabilities assumed (in thousands):

Prepaid expenses and other assets	$7,885
Inventories	111,425
Property and equipment, net	127
Amortizable intangible assets	1,900
Goodwill	7,351
Total assets	$128,688

Accounts payable	$1,281
Accrued expenses and other liabilities	417
Total liabilities	1,698
Net assets acquired	$126,990

Acquired inventories consist of work in process inventories and finished lots. We estimated the fair value of the acquired inventories based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  We estimated a market participant would require a gross margin ranging from approximately 8% to 20% based upon the stage of production of the individual lot.

Amortizable intangible assets acquired include right of first refusal and non-compete agreements, which we, with the assistance of a third-party valuation firm, estimated to have fair values of $0.9 million and $1.0 million, respectively. These intangible assets are amortized each over 2 years. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and in connection with this acquisition, we have allocated $7.4 million in goodwill to the Texas operating segment. Goodwill allocated for tax purposes is expected to be deductible.

We determined that Anglia’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

From the acquisition date, Anglia’s results of operations, which include home sales revenue of $20.3 million and loss before income tax, inclusive of purchase price accounting, of $1.5 million, are included in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

4. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2024	2023
Homes under construction	$1,771,516	$1,334,584
Land and land development	1,727,324	1,609,459
Capitalized interest	82,259	72,598
Total inventories	$3,581,099	$3,016,641

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. Net gains and losses from the sale of mortgage loans held for sale, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, are also included in financial services revenue on the consolidated statements of operations. Financial services revenue also includes fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, which include origination fees and discount points provided directly to our customers to reduce interest rates based on commitment agreements entered into between our homebuilding and Financial Services segments. Intercompany fees charged directly to the homebuilder are eliminated from financial services revenue on the condensed consolidated statements of operations upon consolidation.

As of September 30, 2024 and December 31, 2023, Inspire had mortgage loans held for sale with an aggregate fair value of $257.2 million and $251.9 million, respectively, and an aggregate outstanding principal balance of $257.1 million and $247.7 million, respectively. Net losses on the sale of mortgage loans were $1.1 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, and were $6.9 million and $3.4 million for the three and nine months ended September 30, 2023, respectively. The gain from the change in fair value for mortgage loans held for sale was $0.1 million for the three months ended September 30, 2024, and the loss from the change in fair value for mortgage loans held for sale was $4.1 million for the nine months ended September 30, 2024. Losses from the change in fair value for mortgage loans held for sale were $2.9 million and $4.9 million for the three and nine months ended September 30, 2023, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, totaled approximately $146.0 million and $49.6 million at September 30, 2024 and December 31, 2023, respectively, and carried a weighted average interest rate of approximately 4.9% and 5.8%, respectively.  Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 13 – Fair Value Disclosures for further information regarding our derivative instruments.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$37,241	$37,624
Lot option and escrow deposits	94,384	51,369
Performance deposits	10,282	10,170
Restricted cash (1)	29,753	15,853
Multi-family rental properties under construction (2)	146,993	136,300
Mortgage loans held for investment at fair value	24,032	21,041
Mortgage loans held for investment at amortized cost	6,679	6,826
Mortgage servicing rights	34,523	30,932
Derivative assets	3,757	1,618
Other assets and prepaid expenses	40,317	38,460
Total prepaid expenses and other assets	$427,961	$350,193

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)During the nine months ended September 30, 2024, certain multi-family rental properties were completed and became available for leasing; and as such, we reclassified $92.4 million from multi-family rental properties under construction, included in prepaid expenses and other assets on the condensed consolidated balance sheets, to property and equipment, net on the condensed consolidated balance sheets.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2024	2023
Earnest money deposits	$17,286	$7,933
Warranty reserve	12,203	11,524
Self-insurance reserve	29,751	23,659
Accrued compensation costs	64,360	80,133
Land development and home construction accruals	98,746	120,224
Accrued interest	17,117	10,404
Income taxes payable	—	—
Derivative liabilities	1,088	5,291
Other accrued liabilities	47,386	44,224
Total accrued expenses and other liabilities	$287,937	$303,392

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.3 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and we reduced our warranty reserve by $1.9 million and $1.2 million during the nine months ended September 30, 2024 and 2023, respectively. These adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.  Changes in our warranty accrual for the three and nine months ended September 30, 2024 and 2023 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$11,598	$12,984	$11,524	$13,136
Warranty expense provisions	2,721	2,199	7,861	6,500
Payments	(1,770)	(1,874)	(5,303)	(5,643)
Warranty adjustment	(346)	(520)	(1,879)	(1,204)
Ending balance	$12,203	$12,789	$12,203	$12,789

9. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have closed and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based on third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on a third-party actuarial analysis, we reduced our self-insurance reserve by $0.8 million during the three and nine months ended September 30, 2024, and we reduced our self-insurance reserve by $3.4 million during the three and nine months ended September 30, 2023. Any adjustments are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and nine months ended September 30, 2024 and 2023 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$27,684	$21,477	$23,659	$16,998
Self-insurance expense provisions	3,106	2,470	8,334	7,029
Payments	(251)	(16)	(1,454)	(96)
Self-insurance adjustment	(788)	(3,436)	(788)	(3,436)
Ending balance	$29,751	$20,495	$29,751	$20,495

10. Debt

Our outstanding debt obligations included the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$496,235	$495,656
6.750% senior notes, due June 2027(1)	497,823	497,210
Other financing obligations(2)	124,885	69,605
Notes payable	1,118,943	1,062,471
Revolving line of credit	414,000	—
Mortgage repurchase facilities	247,214	239,298
Total debt	$1,780,157	$1,301,769

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of September 30, 2024, other financing obligations included $14.5 million related to insurance premium notes and certain secured borrowings, as well as $110.3 million outstanding under construction loan agreements. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of September 30, 2024 and December 31, 2023, $110.3 million and $44.9 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 7.2% and 7.4% as of September 30, 2024 and December 31, 2023, respectively, and we were in compliance with all covenants thereunder.

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

As of September 30, 2024, $414.0 million was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 7.4%, and we were in compliance with all covenants under the Second A&R Credit Agreement. As of December 31, 2023, no amount was outstanding under the revolving line of credit.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $475.0 million as of September 30, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through September 26, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.8% as of September 30, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2024 and December 31, 2023, we had $247.2 million and $239.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

11. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2024 and 2023, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest capitalized beginning of period	$77,930	$69,745	$72,598	$61,775
Interest capitalized during period	20,821	14,234	51,778	42,281
Less: capitalized interest in cost of sales	(16,492)	(10,652)	(42,117)	(30,729)
Interest capitalized end of period	$82,259	$73,327	$82,259	$73,327

12. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2024 estimated annual effective tax rate, before discrete items, of 24.6%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries.

For the nine months ended September 30, 2024, our estimated annual rate of 24.6% was benefitted by discrete items which had a net impact of decreasing our rate by 0.4%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2024 and 2023, we recorded income tax expense of $26.9 million and $28.8 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $73.8 million and $56.9 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, respectively (in thousands):

			September 30,	December 31,
	Balance Sheet Classification	Hierarchy	2024	2023

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$257,187	$251,852
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$24,032	$21,041
Derivative assets	Prepaid expenses and other assets	Level 2	$3,757	$1,618
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$34,523	$30,932
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$1,088	$5,291

(1)The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were 7.8%, 10.4%, and $0.073 per year per loan, respectively, as of September 30, 2024, and 8.6%, 10.3%, and $0.072 per year per loan, respectively, as of December 31, 2023. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage servicing rights	2024	2023	2024	2023
Beginning of period	$34,070	$26,631	$30,932	$24,164
Originations	3,907	3,017	6,686	5,121
Settlements	(642)	(428)	(1,754)	(989)
Changes in fair value	(2,812)	1,273	(1,341)	2,197
End of period	$34,523	$30,493	$34,523	$30,493

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage loans held-for-investment at fair value	2024	2023	2024	2023
Beginning of period	$21,763	$20,559	$21,041	$18,875
Transfers from loans held for sale	2,707	1,268	4,663	4,432
Settlements	(244)	(316)	(905)	(997)
Reduction in unpaid principal balance	(102)	(120)	(464)	(753)
Changes in fair value	(92)	(24)	(303)	(190)
End of period	$24,032	$21,367	$24,032	$21,367

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at September 30, 2024 and December 31, 2023, respectively (in thousands).

		September 30, 2024		December 31, 2023

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$149,155	$149,155	$226,150	$226,150
3.875% senior notes (1)(2)	Level 2	$496,235	$464,375	$495,656	$436,875
6.750% senior notes (1)(2)	Level 2	$497,823	$501,875	$497,210	$500,000
Revolving line of credit(3)	Level 2	$414,000	$414,000	$—	$—
Other financing obligations(3)(4)	Level 3	$124,885	$124,885	$69,605	$69,605
Mortgage repurchase facilities(3)	Level 2	$247,214	$247,214	$239,298	$239,298

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2024, these amounts totaled $3.8 million and $2.2 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2023, these amounts totaled $4.3 million and $2.8 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)During the period ended September 30, 2024, other financing obligations included $14.5 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 5.0% to 8.0%, and $110.3 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.2% as of September 30, 2024. During the period ended December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 4.8% to 7.7%, and $44.9 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.4%.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. During the three months ended September 30, 2024, we determined that inventory with a carrying value before impairment of $10.6 million for two communities in our Century Complete and Southeast segments were not recoverable. During the nine months ended September 30, 2024, we determined that inventory with a carrying value before impairment of $15.2 million for four communities in our Century Complete and Southeast segments were not recoverable. Accordingly, during the three and nine months ended September 30, 2024, we recognized impairment charges of an aggregate $1.4 million and $1.9 million, respectively, in order to record the communities at fair value. No impairment charges were recorded in the three and nine months ended September 30, 2023. When impairment charges are recognized, the estimated fair value of communities are determined through a discounted cash flow approach utilizing Level 3 inputs. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

14. Stock-Based Compensation

During the nine months ended September 30, 2024 and 2023, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $86.01 and $62.68 per share, respectively, that vest over a three year period. During the nine months ended September 30, 2024 and 2023, we granted 11.0 thousand and 11.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $82.84 and $65.77 per share, respectively, to our non-employee directors.

During the nine months ended September 30, 2024 and 2023, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million and 0.5 million shares of common stock assuming maximum level of performance with a grant date fair value of $82.23 and $60.05 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to 250% of a targeted number of shares and will be determined based on an achievement of a three year adjusted pre-tax income performance goal. During the nine months ended September 30, 2024 and 2023, we issued 0.2 million and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2025 to 2027 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding PSUs, assuming the current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

September 30, 2024
Unvested units	1,246
Unrecognized compensation cost	$32,079
Weighted-average years to recognize compensation cost	1.46

During the three months ended September 30, 2024 and 2023, we recognized stock-based compensation expense of $7.4 million and $12.2 million, respectively. During the nine months ended September 30, 2024 and 2023, we recognized stock-based compensation expense of $18.1 million and $26.5 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2024 and December 31, 2023, there were 31.3 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the nine months ended September 30, 2024 and 2023, we issued 0.3 million and 0.4 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of September 30, 2024, approximately 2.2 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the nine months ended September 30, 2024 and 2023, respectively (in thousands, except per share information):

			Nine Months Ended September 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148

			Nine Months Ended September 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341

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

Our stock repurchase programs, authorized by our Board of Directors, authorize us to repurchase up to 9.0 million shares of our outstanding common stock, of which 5.1 million shares remained available to be repurchased as of September 30, 2024. We did not repurchase any shares of our common stock during the three months ended September 30, 2024. During the nine months ended September 30, 2024, an aggregate of 651.9 thousand shares were repurchased for a total purchase price of approximately $53.1 million and a weighted average price of $81.49 per share. During the three and nine months ended September 30, 2023, an aggregate of 247.8 thousand and 278.2 thousand shares, respectively, were repurchased for a total purchase price of approximately $17.3 million and $19.2 million, respectively, and a weighted average price of $69.61 and $69.09 per share, respectively.

During the nine months ended September 30, 2024 and 2023, shares of common stock at a total cost of $10.5 million and $10.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

16. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$83,020	$83,150	$231,075	$167,906
Denominator
Weighted average common shares outstanding - basic	31,336,756	31,962,884	31,596,995	31,967,672
Dilutive effect of stock-based compensation awards	688,259	274,138	520,922	233,005
Weighted average common shares outstanding - diluted	32,025,015	32,237,022	32,117,917	32,200,677
Earnings per share:
Basic	$2.65	$2.60	$7.31	$5.25
Diluted	$2.59	$2.58	$7.19	$5.21

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.4 million and 0.9 million common stock unit equivalents from diluted earnings per share during the three months ended September 30, 2024 and 2023, respectively, and we excluded 0.4 million and 0.8 million common stock unit equivalents from diluted earnings per share during the nine months ended September 30, 2024 and 2023, respectively, related to the PSUs for which performance conditions remained unsatisfied.

17. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2024 and December 31, 2023, we had $527.9 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•economic changes, either nationally or in the markets in which we operate, including changes in interest rates and the resulting impact on the accessibility of mortgage loans to homebuyers, persistent inflation, and decreased employment levels;

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

•the effect of and risks associated with our recent acquisitions;

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 7,809 homes delivered during the first nine months of 2024, approximately 93% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

During 2024, we have completed two acquisitions. On July 31, 2024, we closed on the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. On January 22, 2024, we closed on the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks.

Current housing market conditions demonstrate solid, underlying demand for affordable new homes and, coupled with a more recent moderation in mortgage rates, we experienced solid demand during the first nine months of 2024, as net new home contracts (new home contracts net of cancellations) for the three and nine months ended September 30, 2024 increased 19.3% and 26.5%, respectively, as compared to the same prior year periods. We have continued to provide, when necessary, incentive offerings across our communities during the first nine months of 2024, including discounts on base home prices, lot premiums, and options and upgrades and financing incentives, including interest rate buydowns. During the nine months ended September 30, 2024, cycle times have remained in the four- to five-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic and market conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the federal funds interest rate by the Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial markets, credit and mortgage markets; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; the effect of the U.S. Presidential election on the economy, consumer confidence and homebuilding; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates or otherwise affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

We believe we are well-positioned to benefit from any future declines in mortgage interest rates, the ongoing shortage of both new and resale homes available for purchase in our key markets, and the favorable demographics that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage, and, as a result, we believe we are well positioned to continue to execute on our strategy to optimize stockholder returns.

Results of Operations

During the three and nine months ended September 30, 2024, we generated $109.9 million and $304.9 million, respectively, in income before income tax expense, as compared to $112.0 million and $224.8 million, respectively, in the respective prior year periods. During the three and nine months ended September 30, 2024, we generated net income of $83.0 million, or $2.59 per diluted share, and $231.1 million, or $7.19 per diluted share, respectively, as compared to $83.2 million, or $2.58 per diluted share, and $167.9 million, or $5.21 per diluted share, respectively, in the respective prior year periods.

During the three and nine months ended September 30, 2024, we generated total revenues of $1.1 billion and $3.1 billion, respectively, which represent increases of 27.8% and 25.7%, respectively, as compared to the respective prior year periods, driven primarily by increased home sales revenue from increased number of homes available for sale and increased average sales prices. During the three and nine months ended September 30, 2024, we delivered 2,834 and 7,809 homes, respectively, with an average sales price of $393.8 thousand and $391.3 thousand, respectively. The number of homes delivered increased by 25.2% and 21.8%, respectively, during the three and nine months ended September 30, 2024, as compared to the respective prior year periods, representing growth across all of our segments. Average sales price increased 3.1% and 3.7%, respectively, during the three and nine months ended September 30, 2024, as compared to the respective prior year periods. During the three and nine months ended September 30, 2024, net new contracts increased 19.3% and 26.5%, respectively, to 2,563 and 8,209, respectively, as compared to the respective prior year periods.

We ended the third quarter of 2024 with $149.2 million of cash and cash equivalents and $70.8 million of cash held in escrow. We had $414.0 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 35.8% and a net homebuilding debt to net capital ratio of 32.1%. During the three and nine months ended September 30, 2024, we paid quarterly cash dividends to our stockholders of $0.26 per share, which represents a 13% increase from the $0.23 per share quarterly dividends paid during the three and nine months ended September 30, 2023. During the nine months ended September 30, 2024, we have continued to strategically increase our lot pipeline, including both organically and through acquisitions, resulting in 80,121 lots owned and controlled at September 30, 2024.

For the three and nine months ended September 30, 2024, our Financial Services segment generated income before income tax of $3.1 million and $18.8 million, respectively, representing a decrease of 74.8% and 36.9%, respectively, as compared to the respective prior year periods.  During the three and nine months ended September 30, 2024, the number of mortgages originated increased 45.5% and 41.6%, respectively, as compared to the respective prior year periods, which benefited from increased capture rates, and the number of loans sold to third parties increased 35.5% and 37.0%, respectively, as compared to the respective prior year periods. While total loan origination volumes increased during the three and nine months ended September 30, 2024, the decrease in income before income tax is primarily driven by lower margins on mortgages originated due to a more competitive market, as well as a decrease in the fair value of our mortgage servicing rights portfolio.

Our Century Living operations are engaged in the development, construction and management of multi-family rental properties in Colorado, and currently comprise over 1,200 total units. As of September 30, 2024, one project had been successfully completed and available for leasing, and three projects remain under construction, two of which were available for pre-leasing. As of September 30, 2024, 407 units had been completed, 193 units of which were occupied, and 872 units were under development.

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Operations:
Revenues
Home sales revenues	$1,116,125	$865,065	$3,055,941	$2,419,025
Land sales and other revenues	650	722	2,242	3,811
Total homebuilding revenues	1,116,775	865,787	3,058,183	2,422,836
Financial services revenues	20,091	23,636	66,676	63,768
Total revenues	1,136,866	889,423	3,124,859	2,486,604
Homebuilding cost of revenues
Cost of home sales revenues	(873,081)	(652,411)	(2,386,208)	(1,910,630)
Cost of land sales and other revenues	(170)	—	(207)	(375)
Total homebuilding cost of revenues	(873,251)	(652,411)	(2,386,415)	(1,911,005)
Financial services costs	(17,021)	(11,432)	(47,894)	(33,983)
Selling, general, and administrative	(132,972)	(111,918)	(373,054)	(315,351)
Inventory impairment	(1,373)	—	(1,942)	—
Other income (expense)	(2,337)	(1,663)	(10,690)	(1,509)
Income before income tax expense	109,912	111,999	304,864	224,756
Income tax expense	(26,892)	(28,849)	(73,789)	(56,850)
Net income	$83,020	$83,150	$231,075	$167,906
Earnings per share:
Basic	$2.65	$2.60	$7.31	$5.25
Diluted	$2.59	$2.58	$7.19	$5.21
Adjusted diluted earnings per share(1)	$2.72	$2.58	$7.56	$5.21
Other Operating Information (dollars in thousands):
Number of homes delivered	2,834	2,264	7,809	6,411
Average sales price of homes delivered	$393.8	$382.1	$391.3	$377.3
Homebuilding gross margin percentage(2)	21.7%	24.6%	21.9%	21.0%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (1)	23.6%	25.8%	23.5%	22.3%
Backlog at end of period, number of homes	1,580	1,887	1,580	1,887
Backlog at end of period, aggregate sales value	$671,404	$707,169	$671,404	$707,169
Average sales price of homes in backlog	$424.9	$374.8	$424.9	$374.8
Net new home contracts	2,563	2,149	8,209	6,488
Selling communities at period end	305	252	305	252
Average selling communities	290	246	269	233
Total owned and controlled lot inventory	80,121	68,570	80,121	68,570
Adjusted EBITDA(1)	$137,126	$125,268	$377,388	$260,073
Adjusted income before income tax expense(1)	$114,731	$111,999	$320,527	$224,756
Adjusted net income(1)	$86,962	$83,150	$242,947	$167,906
Net homebuilding debt to net capital (1)	32.1%	25.3%	32.1%	25.3%

(1) This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. We recorded impairment charges of $1.4 million and $1.9 million during the three and nine months ended September 30, 2024. No impairment charges were recorded during the three and nine months ended September 30, 2023.

Results of Operations by Segment

(dollars in thousands)

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
West	363	281	$662.9	$596.6	$240,645	$167,636	$35,222	$31,419
Mountain	513	415	528.4	498.5	271,049	206,857	31,770	25,449
Texas	530	382	300.9	292.3	159,459	111,656	14,682	16,377
Southeast	427	378	421.9	435.9	180,137	164,784	27,218	33,717
Century Complete	1,001	808	264.6	265.0	264,835	214,132	34,056	30,873
Financial Services	—	—	—	—	—	—	3,070	12,204
Corporate	—	—	—	—	—	—	(36,106)	(38,040)
Total	2,834	2,264	$393.8	$382.1	$1,116,125	$865,065	$109,912	$111,999

	New Homes Delivered		Average Sales Price of Homes Delivered		Home Sales Revenues		Income before Income Tax Expense
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
West	972	738	$634.3	$590.5	$616,583	$435,774	$94,098	$54,358
Mountain	1,494	1,325	524.8	514.4	784,065	681,621	93,943	77,946
Texas	1,439	1,159	303.4	282.7	436,648	327,639	46,385	31,502
Southeast	1,155	851	429.1	433.6	495,637	368,993	73,857	63,675
Century Complete	2,749	2,338	263.0	258.8	723,008	604,998	84,192	61,171
Financial Services	—	—	—	—	—	—	18,782	29,785
Corporate	—	—	—	—	—	—	(106,393)	(93,681)
Total	7,809	6,411	$391.3	$377.3	$3,055,941	$2,419,025	$304,864	$224,756

West

During the three and nine months ended September 30, 2024, our West segment generated income before income tax expense of $35.2 million and $94.1 million, respectively, an increase of 12.1% and 73.1%, respectively, over the respective prior year period, which were driven by increases in home sales revenue of $73.0 million and $180.8 million, respectively. The revenue increases for the three- and nine-month comparisons were primarily driven by an increase of 29.2% and 31.7%, respectively, in the number of homes delivered, and increases of 11.1% and 7.4%, respectively, in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Mountain

During the three and nine months ended September 30, 2024, our Mountain segment generated income before income tax expense of $31.8 million and $93.9 million, respectively, an increase of 24.8% and 20.5%, respectively, over the respective prior year period, which were driven by increases in home sales revenue of $64.2 million and $102.4 million, respectively. The revenue increases for the three and nine-month comparisons were primarily driven by an increase of 23.6% and 12.8%, respectively, in the number of homes delivered, and increases of 6.0% and 2.0%, respectively, in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Texas

During the three months ended September 30, 2024, our Texas segment generated income before income tax expense of $14.7 million, a decrease of 10.3% over the prior year period, which was primarily driven by a decrease of 5.5% in the percentage of income before income tax expense to home sales revenues due to a decreased gross margin on home sales, which included purchase price accounting of $2.7 million related to our purchase of Anglia. This decrease was partially offset by an increase in home sales revenue of $47.8 million, primarily driven by an increase of 38.7% in the number of homes delivered and an increase of 2.9% in the average sales price per home. During the nine months ended September 30, 2024, our Texas segment generated income before income tax expense of $46.4 million, an increase of 47.2% over the prior year period, which was driven by an increase in home sales revenue of $109.0 million. The revenue increase was primarily driven by an increase of 24.2% in the number of homes delivered, and an increase of 7.3% in the average sales price per home. For both the three- and nine-month comparisons, the increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price increases were driven by the mix of deliveries within individual communities.

Southeast

During the three months ended September 30, 2024, our Southeast segment generated income before income tax expense of $27.2 million, a decrease of 19.3% over the prior year period, which was primarily driven by a decrease of 5.4% in the percentage of income before income tax expense to home sales revenues due to a decreased margin on home sales and impairment recognized during the current year period. This decrease was partially offset by an increase in home sales revenue of $15.4 million, primarily driven by an increase of 13.0% in the number of homes delivered, and partially offset by a decrease of 3.2% in the average sales price per home. During the nine months ended September 30, 2024, our Southeast segment generated income before income tax expense of $73.9 million, an increase of 16.0% over the prior year period, which was driven by an increase in home sales revenue of $126.6 million. The revenue increase was primarily driven by an increase of 35.7% in the number of homes delivered, and partially offset by a decrease of 1.0% in the average sales price per home. For both the three- and nine-month comparisons, the increases in the number of homes delivered were primarily driven by increases in the number of homes under construction, and the average sales price decreases were driven by the mix of deliveries within individual communities.

Century Complete

During the three and nine months ended September 30, 2024, our Century Complete segment generated income before income tax expense of $34.1 million and $84.2 million, respectively, an increase of 10.3% and 37.6%, respectively, over the respective prior year period, which increases were driven by increases in home sales revenue of $50.7 million and $118.0 million, respectively. The revenue increases for the three and nine- month comparisons were primarily driven by an increase of 23.9% and 17.6%, respectively, in the number of homes delivered, primarily driven by increases in the number of homes under construction.

Financial Services

Our Financial Services segment originates mortgages primarily for our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. For the three and nine months ended September 30, 2024, our Financial Services segment generated income before income tax of $3.1 million and $18.8 million, respectively, representing a decrease of 74.8% and 36.9%, respectively, as compared to the respective prior year periods.  During the three and nine months ended September 30, 2024, the number of mortgages originated increased 45.5% and 41.6%, respectively, as compared to the respective prior year periods, which benefited from increased capture rates, and the number of loans sold to third parties increased 35.5% and 37.0%, respectively, as compared to the respective prior year periods. While total loan origination volumes increased during the three and nine months ended September 30, 2024, the decrease in income before income tax is primarily driven by lower margins on mortgages originated due to a more competitive market, as well as a decrease in the fair value of our mortgage servicing rights portfolio.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total originations:
Number of loans	1,862	1,280	5,118	3,615
Principal	$663,789	$443,829	$1,819,786	$1,248,998
Capture rate of Century homebuyers	84%	71%	82%	70%
Century Communities	89%	77%	87%	76%
Century Complete	74%	59%	72%	59%
Average FICO score	729	727	728	725
Century Communities	736	731	735	730
Century Complete	714	719	714	715

Loans sold to third parties:
Number of loans sold	1,873	1,382	5,102	3,725
Principal	$661,670	$473,400	$1,807,406	$1,281,823

Corporate

During the three and nine months ended September 30, 2024, our Corporate segment generated losses of $36.1 million and $106.4 million, respectively as compared to a losses of $38.0 million and $93.7 million, respectively, during the same respective periods in 2023. The decrease in loss for the three-month comparison was primarily due to a decrease in compensation costs as compared to the prior year period. The increase in loss for the nine-month comparison was primarily due to increased insurance and acquisition costs and a reduction in interest income as compared to the prior year period, as well as a $7.7 million impairment related to other investments during the nine months ended September 30, 2024.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased to 21.7% for the three months ended September 30, 2024 as compared to 24.6% in the prior year period, and increased to 21.9% during the nine months ended September 30, 2024 as compared to 21.0% in the prior year period. The decrease for the three-month comparison was primarily driven by higher incentives in the current year period. The increase for the nine-month comparison was primarily driven by deliveries during the prior year period that carried higher incentives.

In the following table, we calculate our homebuilding gross margin and our adjusted homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues, and further adjusted to exclude the effect of purchase price accounting for acquired work in process inventory, if applicable.

	Three Months Ended September 30,
	2024	%	2023	%

Home sales revenues	$1,116,125	100.0%	$865,065	100.0%
Cost of home sales revenues	(873,081)	(78.2)%	(652,411)	(75.4)%
Inventory impairment	(1,373)	(0.1)%	—	—%
Homebuilding gross margin	241,671	21.7%	212,654	24.6%
Add: Inventory impairment	1,373	0.1%	—	—%
Add: Interest in cost of home sales revenues	16,492	1.5%	10,652	1.2%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$259,536	23.3%	$223,306	25.8%
Add: Purchase price accounting for acquired work in process inventory	3,446	0.3%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$262,982	23.6%	$223,306	25.8%

	Nine Months Ended September 30,
	2024	%	2023	%

Home sales revenues	$3,055,941	100.0%	$2,419,025	100.0%
Cost of home sales revenues	(2,386,208)	(78.1)%	(1,910,630)	(79.0)%
Inventory impairment	(1,942)	(0.1)%	—	—%
Homebuilding gross margin	667,791	21.9%	508,395	21.0%
Add: Inventory impairment	1,942	0.1%	—	—%
Add: Interest in cost of home sales revenues	42,117	1.4%	30,729	1.3%
Adjusted homebuilding gross margin excluding interest and inventory impairment (1)	$711,850	23.3%	$539,124	22.3%
Add: Purchase price accounting for acquired work in process inventory	5,999	0.2%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$717,849	23.5%	$539,124	22.3%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and nine months ended September 30, 2024, our adjusted homebuilding gross margin percentage, excluding inventory impairment (if applicable), interest in cost of home sales revenues, and purchase price accounting for work in process inventory (if applicable), was 23.6% and 23.5%, respectively, as compared to 25.8% and 22.3% for the same respective periods in 2023. We believe the above information is meaningful as it isolates the impact that inventory impairment (if applicable), indebtedness, and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Selling, general and administrative	$132,972	$111,918	$21,054	18.8%
As a percentage of home sales revenue	11.9%	12.9%

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Selling, general and administrative	$373,054	$315,351	$57,703	18.3%
As a percentage of home sales revenue	12.2%	13.0%

Our selling, general and administrative expense increased $21.1 million and $57.7 million for the three and nine months ended September 30, 2024, respectively, as compared to the respective prior year periods. For both the three and nine-month comparisons, these increases were primarily attributable to an increase in internal and external commission expense associated with the increase in home sales revenue and increased compensation and other costs due to increased active community count. As a percentage of home sales revenue, our selling, general and administrative expense decreased 100 basis points and 80 basis points during the three and nine months ended September 30, 2024, respectively, driven primarily by increased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2024 estimated annual effective tax rate, before discrete items, of 24.6%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries.

For the nine months ended September 30, 2024, our estimated annual rate of 24.6% was benefitted by discrete items which had a net impact of decreasing our rate by 0.4%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended September 30, 2024 and 2023, we recorded income tax expense of $26.9 million and $28.8 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $73.8 million and $56.9 million, respectively.

Segment Assets

(dollars in thousands)

	September 30,	December 31	Increase (Decrease)
	2024	2023	Amount	Change
West	$873,401	$786,489	$86,912	11.1%
Mountain	1,054,141	1,051,052	3,089	0.3%
Texas	858,559	577,129	281,430	48.8%
Southeast	631,256	503,249	128,007	25.4%
Century Complete	506,429	386,444	119,985	31.0%
Financial Services	473,767	450,208	23,559	5.2%
Corporate	383,412	384,791	(1,379)	(0.4)%
Total assets	$4,780,965	$4,139,362	$641,603	15.5%

Total assets increased to $4.8 billion as of September 30, 2024 as compared to $4.1 billion as of December 31, 2023, primarily as a result of changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities and an increase in the number of homes under construction.

Lots owned and controlled

	September 30, 2024			December 31, 2023			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	4,445	3,703	8,148	4,036	3,259	7,295	10.1%	13.6%	11.7%
Mountain	8,681	4,808	13,489	8,615	5,025	13,640	0.8%	(4.3)%	(1.1)%
Texas	12,413	9,693	22,106	8,647	11,027	19,674	43.6%	(12.1)%	12.4%
Southeast	5,563	12,127	17,690	5,486	10,941	16,427	1.4%	10.8%	7.7%
Century Complete	4,584	14,104	18,688	3,839	12,845	16,684	19.4%	9.8%	12.0%
Total	35,686	44,435	80,121	30,623	43,097	73,720	16.5%	3.1%	8.7%

During the nine months ended September 30, 2024, we continued to strategically increase our lot pipeline, including both organically and through acquisitions, resulting in 80,121 lots owned and controlled at September 30, 2024, compared to 73,720 at December 31, 2023. Of our total lots owned and controlled as of September 30, 2024, 44.5% were owned and 55.5% were controlled, as compared to 41.5% owned and 58.5% controlled as of December 31, 2023.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2024	2023	Amount	% Change	2024	2023	Amount	% Change
West	365	269	96	35.7%	1,181	849	332	39.1%
Mountain	463	395	68	17.2%	1,626	1,174	452	38.5%
Texas	454	377	77	20.4%	1,488	1,252	236	18.8%
Southeast	396	352	44	12.5%	1,232	945	287	30.4%
Century Complete	885	756	129	17.1%	2,682	2,268	414	18.3%
Total	2,563	2,149	414	19.3%	8,209	6,488	1,721	26.5%

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2024 increased by 414 homes, or 19.3%, to 2,563 as compared to 2,149 for the same period in 2023. Net new home contracts for the nine months ended September 30, 2024 increased by 1,721 homes, or 26.5%, to 8,209 as compared to 6,488 for the same period in 2023. These increases were primarily due to more homes available for sale, as well as favorable market conditions including a more recent moderation in mortgage interest rates.

Monthly absorption rate

Our overall monthly “absorption rate” (calculated as monthly net new home contracts divided by selling communities at period end) for the three and nine months ended September 30, 2024 and 2023 by segment are included in the tables below:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	% Change
West	4.5	3.2	1.3	40.6%
Mountain	3.1	2.7	0.4	14.8%
Texas	2.0	3.0	(1.0)	(33.3)%
Southeast	3.5	4.0	(0.5)	(12.5)%
Century Complete	2.5	2.4	0.1	4.2%
Total	2.8	2.8	—	—%

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	% Change
West	4.8	3.4	1.4	41.2%
Mountain	3.8	2.7	1.1	40.7%
Texas	3.4	3.3	0.1	3.0%
Southeast	4.1	3.6	0.5	13.9%
Century Complete	2.6	2.4	0.2	8.3%
Total	3.4	2.9	0.5	17.2%

During the three months ended September 30, 2024 and 2023, our absorption rates remained consistent at 2.8 per month, respectively. Absorptions in our Texas segment during the three months ended September 30, 2024 were impacted by a partial period of operations from our Anglia acquisition, which occurred on July 31, 2024. During the nine months ended September 30, 2024, our absorption rates increased by 17.2% per month, as compared to the same respective period in 2023, driven by strong demand for new homes during the current period.

Selling communities at period end

	As of September 30,		Increase/Decrease
	2024	2023	Amount	% Change
West	27	28	(1)	(3.6)%
Mountain	49	49	—	—%
Texas	74	42	32	76.2%
Southeast	38	29	9	31.0%
Century Complete	117	104	13	12.5%
Total	305	252	53	21.0%

Our selling communities increased by 53 communities to 305 communities at September 30, 2024 as compared to 252 at September 30, 2023. This 21.0% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts during the first nine months of 2024, and includes our acquisition of Anglia, which added 26 new communities in our Texas segment as of September 30, 2024.

Backlog

(dollars in thousands)

	As of September 30,
	2024			2023			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	315	$196,385	$623.4	191	$116,721	$611.1	64.9%	68.3%	2.0%
Mountain	295	171,990	583.0	290	146,137	503.9	1.7%	17.7%	15.7%
Texas	315	99,066	314.5	248	76,224	307.4	27.0%	30.0%	2.3%
Southeast	219	94,202	430.1	299	136,921	457.9	(26.8)%	(31.2)%	(6.1)%
Century Complete	436	109,761	251.7	859	231,166	269.1	(49.2)%	(52.5)%	(6.5)%
Total / Weighted Average	1,580	$671,404	$424.9	1,887	$707,169	$374.8	(16.3)%	(5.1)%	13.4%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of September 30, 2024, we had 1,580 homes in backlog, which represents a decrease of 16.3% as compared to 1,887 homes in backlog at September 30, 2023, with a total value of $671.4 million, as compared to $707.2 million at September 30, 2023. Backlog dollar value decreased due to the decrease in the number of backlog units, and was partially offset by a 13.4% increase in the average sales price of backlog units, largely due to mix.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of September 30, 2024, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	September 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$16,493	$104,900
Cash held in escrow	70,755	101,845
Accounts receivable	65,080	67,480
Due from non-guarantors	8,222	17,982
Inventories	3,581,099	3,016,641
Prepaid expenses and other assets	352,340	282,056
Property and equipment, net	164,757	68,839
Deferred tax assets, net	17,241	16,998
Goodwill	39,434	30,395
Total assets	$4,315,421	$3,707,136
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$163,122	$145,231
Accrued expenses and other liabilities	254,607	259,912
Due to non-guarantors	—	—
Notes payable	1,118,943	1,062,471
Revolving line of credit	414,000	—
Total liabilities	1,950,672	1,467,614
Stockholders’ equity:	2,364,749	2,239,522
Total liabilities and stockholders’ equity	$4,315,421	$3,707,136

Summarized Statements of Operations Data (in thousands)	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023

Total homebuilding revenues	$3,058,183	$3,611,962
Total homebuilding cost of revenues	(2,386,415)	(2,840,583)
Selling, general and administrative	(373,054)	(447,311)
Inventory impairment	(1,942)	(1,877)
Other expense	(16,754)	(6,547)
Income before income tax expense	280,018	315,644
Income tax expense	(67,765)	(82,419)
Net income	$212,253	$233,225

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving line of credit availability, was $605.9 million as of September 30, 2024 and $1.1 billion as of December 31, 2023.

Our principal uses of capital for the nine months ended September 30, 2024 were our land purchases, land development, home construction, the acquisition of Anglia and Landmark, share repurchases, dividends, and the payment of routine liabilities.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and our purchases of land, as well as land development, home construction activities, and other cash needs. We had $414.0 million outstanding under our revolving line of credit as of September 30, 2024, as compared to no amounts outstanding as of December 31, 2023, which increase was primarily driven by increased community count and an increase in our investment in homes under construction during the period, as well as our acquisitions of Anglia and Landmark.

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

Long-term Liquidity and Capital Resources

Beyond the next twelve months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with cash generated from operations and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available, or on favorable terms, especially if interest rates remain high. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as under our revolving line of credit, repurchase facilities, and construction loan agreements. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements described below. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and nine months ended September 30, 2024, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 5, 2024.

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

As of September 30, 2024, we had outstanding purchase contracts and option contracts for 44,435 lots totaling approximately $2.6 billion and we had $94.4 million of deposits for land contracts, of which $56.0 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of September 30, 2024, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$496,235	$495,656
6.750% senior notes, due June 2027(1)	497,823	497,210
Other financing obligations(2)	124,885	69,605
Notes payable	1,118,943	1,062,471
Revolving line of credit	414,000	—
Mortgage repurchase facilities	247,214	239,298
Total debt	$1,780,157	$1,301,769

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of September 30, 2024, other financing obligations included $14.5 million related to insurance premium notes and certain secured borrowings, as well as $110.3 million outstanding under construction loan agreements, as described below. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

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

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2024 and December 31, 2023, we had $527.9 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $187.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) and the Bloomberg Short-term Bank Yield Index, plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of September 30, 2024, $110.3 million was outstanding under the construction loan agreements, with borrowings that bore a weighted average interest rate of 7.2% as of September 30, 2024, and we were in compliance with all covenants thereunder.

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

As of September 30, 2024, $414.0 million was outstanding under our revolving line of credit, with borrowings that bore an interest rate of 7.4%, and were in compliance with all covenants under the Second A&R Credit Agreement. As of December 31, 2023, no amount was outstanding under the revolving line of credit.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $475.0 million as of September 30, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through September 26, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.8% as of September 30, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2024 and December 31, 2023, we had $247.2 million and $239.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Stock Repurchases

Our stock repurchase programs, authorized by our Board of Directors, authorize us to repurchase up to 9.0 million shares of our outstanding common stock, of which 5.1 million shares remained available to be repurchased as of September 30, 2024. We did not repurchase any shares of our common stock during the three months ended September 30, 2024. During the nine months ended September 30, 2024, an aggregate of 651.9 thousand shares were repurchased for a total purchase price of approximately $53.1 million and a weighted average price of $81.49 per share. During the three and nine months ended September 30, 2023, an aggregate of 247.8 thousand and 278.2 thousand shares, respectively, were repurchased for a total purchase price of approximately $17.3 million and $19.2 million, respectively, and a weighted average price of $69.61 and $69.09 per share, respectively.

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

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the nine months ended September 30, 2024 and 2023, respectively (in thousands, except per share information):

			Nine Months Ended September 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148

			Nine Months Ended September 30, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341

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

Cash Flows— Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $174.0 million during the nine months ended September 30, 2024 as compared to net cash provided by operating activities of $33.0 million during the prior year period. This change is primarily a result of increased expenditures related to land acquisition and expenditures associated with the construction of homes during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. These increased expenditures were primarily offset by a $63.2 million increase in net income.

•Net cash used in investing activities increased to $277.7 million during the nine months ended September 30, 2024, compared to $74.6 million used during the prior year period. This increase was primarily related to (1) $157.1 million in expenditures related to our acquisitions of Anglia and Landmark during the nine months ended September 30, 2024 and (2) a $38.2 million increase in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living.

•Net cash provided by financing activities was $388.6 million during the nine months ended September 30, 2024, compared to net cash used in financing activities of $56.8 million during the prior year period. This change was primarily attributable to (1) a $414.0 increase in borrowings under our revolving credit facility; (2) a $43.4 million increase in net proceeds for our mortgage repurchase facilities; and (3) a $44.0 million increase in borrowings under construction loan agreements, in each case, during the nine months ended September 30, 2024, and as compared to the prior year period. These increases were partially offset by $53.1 million in repurchases of our common stock during the nine months ended September 30, 2024 as compared to $19.2 million in repurchases of our common stock during the prior year period.

As of September 30, 2024, our cash and cash equivalents and restricted cash balance was $178.9 million, as compared to $242.0 million as of December 31, 2023.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before loss on debt extinguishment (if applicable), inventory impairment (if applicable), purchase price accounting for acquired work in process inventory (if applicable), and impairment on other investments (if applicable). We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA or adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net income	$83,020	$83,150	(0.2)%	$231,075	$167,906	37.6%
Income tax expense	26,892	28,849	(6.8)%	73,789	56,850	29.8%
Interest in cost of home sales revenues	16,492	10,652	54.8%	42,117	30,729	37.1%
Interest income	(369)	(1,489)	(75.2)%	(2,693)	(6,431)	(58.1)%
Depreciation and amortization expense	6,272	4,106	52.8%	17,437	11,019	58.2%
EBITDA	132,307	125,268	5.6%	361,725	260,073	39.1%
Inventory impairment	1,373	—	NM	1,942	—	NM
Impairment on other investment	—	—	NM	7,722	—	NM
Purchase price accounting for acquired work in process inventory	3,446	—	NM	5,999	—	NM
Adjusted EBITDA	$137,126	$125,268	9.5%	$377,388	$260,073	45.1%

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

(dollars in thousands)

	September 30,	December 31,
	2024	2023
Notes payable	$1,118,943	$1,062,471
Revolving line of credit	414,000	—
Construction loan agreements	(110,337)	(44,895)
Total homebuilding debt	1,422,606	1,017,576
Total stockholders' equity	2,547,502	2,386,936
Total capital	$3,970,108	$3,404,512
Homebuilding debt to capital	35.8%	29.9%

Total homebuilding debt	$1,422,606	$1,017,576
Cash and cash equivalents	(149,155)	(226,150)
Cash held in escrow	(70,755)	(101,845)
Net homebuilding debt	1,202,696	689,581
Total stockholders' equity	2,547,502	2,386,936
Net capital	$3,750,198	$3,076,517

Net homebuilding debt to net capital	32.1%	22.4%

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

(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income	$83,020	$83,150	$231,075	$167,906
Denominator
Weighted average common shares outstanding - basic	31,336,756	31,962,884	31,596,995	31,967,672
Dilutive effect of stock-based compensation awards	688,259	274,138	520,922	233,005
Weighted average common shares outstanding - diluted	32,025,015	32,237,022	32,117,917	32,200,677
Earnings per share:
Basic	$2.65	$2.60	$7.31	$5.25
Diluted	$2.59	$2.58	$7.19	$5.21

Adjusted earnings per share
Numerator
Net income	$83,020	$83,150	$231,075	$167,906
Income tax expense	26,892	28,849	73,789	56,850
Income before income tax expense	109,912	111,999	304,864	224,756
Inventory impairment	1,373	—	1,942	—
Impairment on other investment	—	—	7,722	—
Purchase price accounting for acquired work in process inventory	3,446	—	5,999	—
Adjusted income before income tax expense	114,731	111,999	320,527	224,756
Adjusted income tax expense(1)	(27,769)	(28,849)	(77,580)	(56,850)
Adjusted net income	$86,962	$83,150	$242,947	$167,906

Denominator - Diluted	32,025,015	32,237,022	32,117,917	32,200,677

Adjusted diluted earnings per share	$2.72	$2.58	$7.56	$5.21

(1)The tax rates used in calculating adjusted net income for the three and nine months ended September 30, 2024 were 24.2%, respectively, which are reflective of our GAAP tax rates for the nine months ended September 30, 2024. The tax rates used in calculating adjusted net income for the three and nine months ended September 30, 2023 were 25.8% and 25.3%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. The Federal Reserve aggressively raised the federal funds interest rates during 2022 and 2023, in order to mitigate persistent inflation, which significantly impacting the U.S housing market. While the Federal Reserve reduced the federal funds interest rate during the third quarter of 2024, we cannot provide any assurance as to the impact of changes to the federal funds interest rate or mortgage rates on our current or future business. Inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2024, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except for changes to integrate the operations of Anglia.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not purchase any shares of our common stock or other equity securities of ours during the quarter ended September 30, 2024.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

10.1

Second Modification Agreement effective as of July 19, 2024 among Century Communities, Inc., the guarantor parties thereto, the lenders party thereto, and Texas Capital Bank, National Association, as Administrative Agent (filed herewith)

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

Century Communities, Inc.

Date: October 23, 2024	By:	/s/ Dale Francescon
Dale Francescon
Chairman of the Board and Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: October 23, 2024	By:	/s/ Robert J. Francescon
Robert J. Francescon
Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: October 23, 2024	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)