Form 10-K
period 2024-12-31
Century Communities, Inc.
filed 2025-01-30
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 was approximately $2.3 billion based on the closing price of $81.66 per share as reported on the New York Stock Exchange on June 28, 2024.

As of January 24, 2025, the registrant had 30,961,227 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

•the effect of and risks associated with our acquisitions;

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

PART I

ITEM 1.BUSINESS.

Overview

Century Communities, Inc., a Delaware corporation (which we refer to as “we,” “us,” “our,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land. We build and sell homes under our Century Communities and Century Complete brands.

Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade opportunities. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 11,007 homes delivered during 2024, approximately 93% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

We are one of the largest homebuilders in the United States and our common shares trade on the New York Stock Exchange under the symbol “CCS.” Since our initial public offering in 2014, we have expanded geographically through the acquisitions of other homebuilders and organic entrance into new markets.

As of December 31, 2024, we operated in the 17 states and over 45 markets depicted below:

We operate within the following reportable segments:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, and South Carolina)

•Financial Services (which provide mortgage, title, insurance brokerage, and escrow services to our homebuyers)

Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations, and to a lesser extent our Financial Services operations, through various functions, such as our executive, finance, treasury, human resources, accounting and legal departments. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment. See Note 2 – Reporting Segments in the Notes to the Consolidated Financial Statements for further detail on our reportable segments.

Macro-economic conditions, along with our operating efficiencies, business strategy and geographic expansion through the acquisition of other homebuilders and organic entrance into new markets, has resulted in significant increases in total revenue, net income, and total stockholders’ equity as outlined below:

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

Our operating strategy has resulted in significant growth in revenue and net income since 2019. We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will continue to be successful or change over time.

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

We continue to actively seek opportunities to increase our market share within our existing markets through acquisitions of other homebuilders already operating in the market. During 2024, we completed two acquisitions. On July 31, 2024, we closed on the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. On January 22, 2024, we closed on the acquisition of substantially all the assets and operations and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks.

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

We have continued to strategically manage our lot pipeline, including both organically and through acquisitions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to market conditions as they develop and the ability to exit positions at a reasonable cost in the event of a market downturn, without adversely impacting near term lot pipelines on which to start homes. This strategy has resulted in an owned and under control lot position of 80,632 as of December 31, 2024, of which 44.3% were owned and 55.7% were controlled through purchase and option contracts. Our owned and controlled lot position and our owned and controlled lot position by reportable segment as of December 31, 2024 is outlined below.

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

When constructing homes, we use various construction materials and components including lumber, steel and concrete. It typically takes us four to five months, or more in some instances, to construct a home. While we attempt to contract for all input costs of the home at the start of construction, it is not always possible to do so. In those instances, labor and materials are subject to price fluctuations during the construction period. Such price fluctuations are caused by several factors, including seasonal variation in availability and demand for labor and materials. We may experience shortages in the availability of materials and/or labor in each of our markets and these shortages and delays may result in delays in the delivery of homes under construction, and/or reduced gross margins from home sales. During the year ended December 31, 2024, cycle times remained in the four- to five-month timeframe.

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

Homebuilding marketing and sales process – Century Communities brand

Our Century Communities brand has a focus on affordable housing options in each market but builds an extensive range of home types across a variety of price points. Our Century Communities brand strives to provide our customers with “A Home for Every Dream®.”

In many of our communities, we provide our customers with certain customization options to suit their lifestyle needs and have developed a number of home designs with features such as outdoor living spaces, one-story living and first floor primary bedroom suites to appeal to broad design needs. At times, we offer homebuyers environmentally friendly alternatives, such as solar power to supplement a home’s energy needs.

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

We advertise directly to potential homebuyers through the internet and digital marketing, marketing brochures, and to a lesser extent, newspapers. We may also use billboards, radio and television advertising, along with our website, to market the location, price range and availability of our homes. We also attempt to operate in conspicuously located areas that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by creating an attractive atmosphere and assisting the customer in visualizing the livability of our floor plans.

Homebuilding marketing and sales process – Century Complete brand

Our Century Complete brand primarily sells affordable homes to entry-level buyers through our own sales representatives located in retail locations which we refer to as studios, as opposed to model homes; however, model and vignetted homes are used in certain instances. We lease our studios within strip malls or other high traffic retail centers, located centrally to our homes under construction. Our studios are generally leased for a period of three years and average approximately 1,750 square feet. We also sell homes directly through our Century Complete website and utilize the services of independent real estate brokers in many cases. Our Century Complete brand aims to provide our customers with “More Home, Less Money®.”

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

Financial Services Operations

We offer home financing primarily for our customers through our wholly owned subsidiary, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is authorized to originate Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”), FHA, Department of Veterans Affairs-guaranteed (“VA”), and U.S. Department of Agriculture (“USDA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title, homeowners insurance, and escrow services through our wholly owned subsidiaries, Parkway

Title, LLC (which we refer to as “Parkway”), IHL Home Insurance Agency, LLC (which we refer to as “IHL Insurance”), and IHL Escrow Inc. (which we refer to as “IHL Escrow”) respectively. These operations, along with Inspire, collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, IHL Insurance, and IHL Escrow provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title, insurance, and escrow needs.

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

Our mortgage, title, insurance, and escrow subsidiaries must comply with applicable real estate, lending and insurance laws and regulations. The subsidiaries are licensed in the states in which they do business and must comply with laws and regulations in those states. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of requirements relating to mortgage lending and securitizations. These include, among others, minimum standards for lender practices, limitations on certain fees and a requirement that the originator of loans that are securitized retain a portion of the risk, either directly or by holding interests in the securitizations. The impact of those statutes, rules, and regulations can be to increase our homebuyers’ cost of financing, increase our cost of doing business, and restrict our homebuyers’ access to some types of loans.

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

Our Financial Services operations compete with other mortgage lenders, including national, regional and local mortgage bankers and brokers, banks, savings and loan associations and other financial institutions, in the origination and sale of residential mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. We compete with other title insurance agencies and underwriters for closing services and title insurance. We also compete with other insurance agencies, with principal competitive factors including service and price.

Human Capital Resources

Our mission is to build attractive, high-quality homes at affordable prices as we provide our valued customers “A Home for Every Dream®.” Our team is dedicated to building new homes with lasting livability and creating enduring neighborhoods.

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

In 2024, we were named to Newsweek’s list of World’s Most Trustworthy Companies, and we were named to Newsweek’s list of Most Trustworthy Companies in America for the second year in a row.

Employees

The total number of employees as of December 31, 2024 was 1,873, which includes 251 employees related to our Financial Services segment and 1,622 employees related to our corporate and homebuilding operations. Our headcount increased by approximately 13.5% compared to December 31, 2023 as a result of increased active community count during 2024. Within our homebuilding operations, the majority of our employees are related to our construction and sales functions, which totaled 462 and 471 employees, respectively, as of December 31, 2024. We do not have collective bargaining agreements relating to any of our employees, and we have not experienced any strikes or work stoppages. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use may have employees who are represented by labor unions.

Our Executive Chairman, our Chief Executive Officer, and our Chief Financial Officer, who, along with our Board of Directors, are responsible for setting our overall strategy, average approximately 20 years with us, and have extensive experience in the homebuilding industry. Our Executive Chairman and Chief Executive Officer are also the founders of the company. Our leadership team’s long service history provides consistency in managing our business and helps reinforce and sustain our company culture through all levels of the organization.

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

Employee training

In accordance with our Commitment to Training and Professional Development, we train new and existing employees in a variety of areas, including company policies, anti-harassment, anti-discrimination, sales, information technology including cybersecurity risks, retirement and financial wellness planning, and safety. On an individual level, we are committed to providing employees with the feedback necessary to improve their performance, reviewing expectations of their position, and fostering growth in their current role. As part of our commitment to the ongoing training and development of our employees, we established Century University, providing a broad range of training opportunities. Century University includes (i) playbooks that document Century’s best practices, (ii) a learning management system that includes training videos and quizzes covering topics such as construction, customer relations, purchasing, and land development and architecture, and safety, (iii) field training for our construction and sales personnel taught by internal and external subject matter experts, and (iv) periodic leadership seminars for our executives and much more.

Diversity, inclusion, and ethics

As set forth in our Commitment to Diversity and Inclusion, our commitment to equal opportunity does not begin with employment; it begins at the time a position becomes open. We and any recruiting agencies that we use commit to equal opportunity recruiting. We are committed to hiring and supporting a diverse and inclusive workforce. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs. We aim to create an inclusive organization where all employees are treated with dignity and respect and are empowered to reach their full potential. Among other programs, all new employees are required to take trainings related to anti-harassment and anti-discrimination. Further, all employees are trained on anti-harassment and anti-discrimination every two years or more often if required by state law. We are committed to equal opportunity from the time a position becomes open, and are committed to pay equity, a core element of our pay-for-performance strategy.

As of December 31, 2024, our overall workforce was comprised of approximately 42% women and 25% identified as racially or ethnically diverse. Our manager level employees, including those at our corporate office, our on-site sales, sales support and construction workforce, was comprised of approximately 38% women and 18% identified as racially or ethnically diverse. Of our U.S. workforce, 3% are veterans. Of the seven members of our Board of Directors, nearly 30% are female and nearly 30% are racially or ethnically diverse.

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

Vendors and Suppliers

At Century, we aim to conduct our business operations at the highest level of ethical standards. We expect our vendors – including business partners, suppliers and trade partners – to understand and act in accordance with applicable laws, rules and regulations, as well as to abide by our workplace policy standards. This includes our Code of Business Conduct and Ethics Policy Statement, our Human Rights Policy Statement, our Commitment to Workplace Health & Safety Statement and our Commitment to Diversity and Inclusion Policy Statement.

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

Health and safety

The philosophy at Century that we pursue each and every day is that “No one gets hurt. Everyone goes home to build another day.” We are committed to workplace health and safety, as outlined in our Labor Rights Policy. In our corporate structure, we have a Senior Director of National Safety as well as an Assistant Safety Manager, who provide centralized administrative support and set guidelines for audit frequency and conduct internal audits. Each division designates Division Safety Officers, who are extensively trained in on-site hazard identification, abatement protocols and safety incident reporting in order to promote and maintain Occupational Safety and Health Administration compliance. Additionally, we conduct bi-monthly safety audits, as well as third-party safety inspections, to ensure our construction operations are safe. We also provide safety training through webinars, classroom settings, field onsite forums, trade toolbox talks, and one-on-one mentoring with third-party safety auditors. Finally, we request that all our subcontractors have active safety programs before they are hired. During 2024, the recordable injury rate of our direct employees was 0.57%, which decreased from the prior year.

Community support and engagement

As a leading homebuilder with a presence in 17 states and over 45 markets, we play an important role in helping to solve the shortage of housing, especially affordable housing, that exists today in the United States. We are not only dedicated to building sustainable and affordable new homes, but we also believe it is important to support the communities in which we live and operate by donating both our time and additional resources. In 2021, we established Century Communities Foundation, a 501(c)(3) nonprofit, to support our local teams at the corporate level with their initiatives and to make contributions at both national and local levels. To further expand on our community engagement, we utilize an online system where our employees can identify volunteer opportunities, track hours spent volunteering, and make donations.

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

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Form 10-K or in our other filings and public disclosures. In particular, the following information should be read in conjunction with the sections in this Form 10-K entitled “Cautionary Note about Forward-Looking Statements,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Financial Statements and Supplementary Data.”

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors that follow.

Risks Related to the Housing Market and General Economic Conditions

•We are subject to demand fluctuations in the housing market and homebuilding industry.

•Adverse changes in general economic conditions, including inflation, unemployment rates, interest rates, and availability of financing, global economic and political instability and conflicts, and changing home buying patterns and trends could reduce future demand for our homes.

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

Risks Related to Governmental, Regulatory, Legal and Compliance Matters

•Government regulations and legal challenges may delay the start or completion of our communities, increase our costs and expenses, or limit our homebuilding or other activities.

•We may face substantial damages or be enjoined from pursuing important activities as a result of existing or future litigation, arbitration or other claims.

•We are subject to liability under various data protection laws, the non-compliance of which could subject us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution.

•Potential tariffs, if enacted into law, could adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices caused by any such tariffs.

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

•Changes in global or regional climate conditions and governmental actions in response to such changes, including climate disclosure rules, may adversely affect us by increasing the costs of, or restricting, our planned or future growth activities.

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

Risk Related to Possible Conflicts of Interest

•Conflicts of interest may arise as a result of relationships between each of our Executive Chairman, and Chief Executive Officer and their respective affiliates and the Company.

Risks Related to Ownership of our Common Stock

•The ownership of our common stock is risky as it is subordinated to our existing and future indebtedness.

•Our actual operating results may differ significantly from our guidance or the expectations of analysts, which could cause the market price of our common stock to decline.

General Risk Factors

•We are subject to several other risks of which other public companies are subject, including without limitation, the effect of negative publicity; increased scrutiny and evolving expectations related to our environmental, social and governance practices; information technology failures or data security breaches; the rise of artificial intelligence; our ability to change our operational policies, investment guidelines and business and growth strategies without stockholder consent; and our ability to maintain an effective system of internal controls.

Risks Related to the Housing Market and General Economic Conditions

We are subject to demand fluctuations in the housing market and homebuilding industry. Any decline in demand for our homes or in the homebuilding industry generally may materially and adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. These factors may include interest rates and Federal Reserve policy changes; inflation; consumer confidence and spending; employment levels; uncertainty in financial, credit and consumer lending markets; slow economic growth or recessionary conditions in various regions or industries around the world; availability of financing for homebuyers; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements; changes to mortgage regulations; availability and prices of new homes compared to existing inventory; demographic trends, including slower rates of population growth or population decline in our markets; the effect of pandemics; and other factors, including those described elsewhere in this report. If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts, and the amount of revenues or profits we generate, and such effect may be material. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

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

•competition from other real estate investors with significant capital, including other real estate operating companies and developers, institutional investment funds, and companies solely focused on single-family rentals; and

•the supply of new or existing homes, including foreclosures, and other housing alternatives, such as apartments and other residential rental property, and the aging of existing housing inventory.

These factors have resulted in the past and in the future could result in a decline in the demand for our homes, as well as a decline in the pricing for our homes, an increase in customer cancellations, an increase in selling concessions, and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. A significant or sustained downturn in the homebuilding market would likely have an adverse effect on our business and results of operations for multiple years.

In addition, the portion of our customer base that consists of first- and second-time move-up buyers often purchase homes subject to contingencies related to the sale and/or closing of their existing homes. If these potential buyers face difficulties in selling or closing their homes, whether due to rising interest rates for mortgage loans, periods of weak or uncertain economic conditions, oversupply, restrictive mortgage standards or otherwise, our sales may be adversely affected. Moreover, we may need to reduce our sales prices, possibly in instances where appraised values of our homes are lower than our sales price, and offer greater incentives to buyers to compete for sales that may result in reduced margins. Also, because we have increased our supply of quick move-in (or “spec”) homes relative to our built-to-order homes, adverse changes in economic conditions could cause us to reduce prices more rapidly to avoid carrying large amounts of finished inventory. This, in turn, could adversely affect our results of operations and financial condition

Global economic and political instability and conflicts could adversely affect our business, financial condition or results of operations.

A global economic slowdown, inflation, rising interest rates and the possibility of a future recession, as well disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business, financial condition and results of operations. The failure of any bank with which we do business could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Additionally, our business could be adversely affected by unstable economic and political conditions as well as geopolitical conflicts. While we do not have any customer or direct supplier relationships in foreign countries experiencing war, military conflicts, sanctions, export controls, tariffs, other actions that may be initiated by nations (e.g., potential cyber attacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic and geopolitical uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business. Furthermore, deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

Our future success depends upon our ability to successfully adapt our business strategy to changing home buying patterns and trends.

Future changing home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Our business strategy has historically been to offer homes that appeal to a broad range of entry-level, move-up and, lifestyle homebuyers, with an emphasis towards entry-level or affordably priced homes, based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the increased demand for more affordable homes due to generational shifts, affordability concerns, changing demographics and other factors, we have further increased our focus on offering more affordable housing options in our markets. We believe that due to anticipated generational shifts, changing demographics and other factors, the demand for more entry-level and affordable homes will continue to increase. This is particularly true in light of future homebuyers being motivated to move out of their apartments or confined living areas, often in urban areas, and into more spacious homes, often in nearby suburbs, as they spend more time at home as a result of part- and full-time remote-working arrangements. Part of our strategy with our Century Complete brand is to target first time homebuyers with an asset light business model. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities. We have also pivoted our Century Communities brand to target more affordable price points as well. No assurance can be provided that our current business strategy to focus on more affordable homes will be effective or that we will successfully anticipate and react to future changing home buying patterns and trends, which may include higher levels of single-family rental demand. In addition, if the level of new home demand increases in future periods as a result of changing home buying patterns or trends or otherwise, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.

Our long-term growth depends upon our ability to successfully identify and acquire desirable land parcels at reasonable prices for residential build-out.

Our future growth depends upon our ability to successfully identify and acquire attractive land parcels for development of our homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels; the willingness of land sellers to sell land parcels at reasonable prices; competition for available land parcels; availability of financing to acquire land parcels; zoning, governmental and municipal restrictions, including environment restrictions; and other market conditions. There can be no assurance that an adequate supply of homebuilding lots will continue to be available to us on terms similar to those available in the past. If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase land parcels under option contracts. To the extent we are unable to purchase land parcels on a timely basis or enter into new contracts for the purchase of land parcels at reasonable prices, our home sales revenue and results of operations could be negatively impacted.

Our geographic concentration could materially and adversely affect us if conditions in the homebuilding industry in our current markets decline for a prolonged period.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 17 states throughout the U.S. which results in us being subject to risks associated with the particular markets in which we operate, including their regional and local economies, any industries which are prevalent in these markets, and weather-related or other events impacting these markets. A prolonged economic downturn in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. For example, to the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, a reduction in employment could result or other negative economic consequences, which in turn could adversely impact our home sales and activities in certain of our markets. Our communities on the West coast are especially susceptible to restrictive government regulations and environmental laws. In addition, certain insurance companies doing business in Arizona, California, Colorado, Florida, North Carolina, and Texas have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes, or have significantly increased the prices of such policies in certain areas due to the prevalence of floods, wildfires, and/or hurricanes. This has both reduced the availability of certain types of natural disaster insurance and increased the cost of such insurance to prospective homebuyers in such states. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes in these markets. Long-term restrictions on, or unavailability of, or increased costs of homeowners’ insurance in these markets could have an adverse effect on the homebuilding industry in such markets in general, and on our business within such markets in particular. Additionally, the availability of permits for new homes in new and existing developments could be adversely affected by the significantly limited capacity of the schools, roads and other infrastructure in such markets. While our operations are geographically diverse, an economic downturn or other event in one or more of the markets in which we operate for a prolonged period could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 4.1% as of the end of December 2024, according to the U.S. Bureau of Labor Statistics. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own, and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

If homebuyers are not able to obtain suitable financing, our results of operations may decline.

The success of homebuilders depends on the ability of potential homebuyers to obtain mortgages for the purchase of homes. If the home financing market is unstable or contracts, our revenues and results of operations could be adversely affected. A substantial majority of our homebuyers finance their home purchases through lenders that provide mortgage financing or through our Financial Services business. First-time homebuyers are generally more affected by the availability of financing than other potential homebuyers. These buyers are an important source of our demand, especially in light of our Century Complete segment, which targets first-time homebuyers. A limited availability of home mortgage financing and/or rising interest rates for mortgage loans may adversely affect the volume of our home sales and the sales prices we obtain. This environment would also likely adversely affect our Financial Services business.

In the past, the mortgage lending industry in the United States experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. In response, lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality during the economic downturn caused almost all lenders to stop offering subprime mortgages and most other loan products that were not eligible for sale to Fannie Mae or Freddie Mac, or loans that did not conform to Fannie Mae, Freddie Mac, Federal Housing Administration (which we refer to as the “FHA”) or Veterans Administration (which we refer to as the “VA”) requirements. Fewer loan products and tighter loan qualifications may make it more difficult for certain buyers to finance the purchase of our homes. Additionally, if the federal government were to reduce or eliminate mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations or the privatization of certain existing governmental programs), it may make it more difficult for our customers to finance the purchase of our homes. These factors may reduce the pool of qualified homebuyers and make it more difficult to sell to first-time and move-up buyers, who have historically made up a substantial part of our customers and will likely continue to make up a substantial part of our customers especially in light of our Century Complete segment. Reductions in demand adversely affected our business and financial results during that downturn, and similar reductions in demand may occur in the future. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities in the past have required substantial injections of capital from the federal government and may require additional government support in the future. Several federal government officials have proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even nationalizing or eliminating these entities entirely. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and our sales of new homes.

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

Decreases in the availability of credit and increases in the cost of credit adversely affect the ability of homebuyers to obtain or service mortgage debt, and we have experienced some of these adverse impacts as a result of rising interest rates for mortgage loans during the past several years. Even if potential buyers of our homes do not themselves need mortgage financing, where our potential buyers must sell their existing homes in order to buy one of our homes, increases in mortgage costs, lack of availability of mortgages and/or regulatory changes could delay or adversely affect such a sale, which could result in the inability of our potential customers to buy a new home. Similar risks apply to those buyers who are awaiting delivery of their homes and are currently in backlog. If our customers (or potential buyers of our customers’ existing homes) cannot obtain suitable financing, our sales and results of operations could be adversely affected.

Interest rate increases or changes in federal lending programs or other regulations could lower demand for our homes, which could materially and adversely affect our business and results of operations.

Most of the purchasers of our homes finance their acquisitions with mortgage financing and in many cases obtain their mortgage financing through our Financial Services business. Mortgage rates had been historically low from 2020 to 2022, which made the homes we sell more affordable. However, mortgage rates have more than doubled since early 2022 as a result of the Federal Reserve raising interest rates beginning in 2022 in an effort to curtail inflation. Relatively high mortgage rates persisted throughout 2024 despite the Federal Reserve’s subsequent interest rate decreases in the second half of 2024. Increases in interest rates increase the costs of owning a home and adversely affect the purchasing power of consumers, thereby adversely impacting demand for the homes we sell. Increased interest rates can also decrease homebuyer confidence and hinder our ability to realize our backlog because our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates typically adversely affect our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events in the past have and in the future could hurt the U.S. economy and the housing market and in turn, adversely affect our operating results.

In addition, the federal government plays a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. Changes in these programs could materially adversely affect the mortgage market, which would have a negative impact on our business. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Several bills have been introduced in Congress over the past several years concerning the future status of Fannie Mae and Freddie Mac and the mortgage finance system, including bills which provided for the wind-down of Fannie Mae and Freddie Mac or proposed modifications to the financial relationship between Fannie Mae and Freddie Mac and the federal government. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. Eliminating Fannie Mae and Freddie Mac would mean that conventional loans, like the 30-year mortgage, would no longer be guaranteed, which would be likely to result in the elimination of these traditional, long-term, fixed-rate loans, and result in an increase in interest rates for longer term products. If Fannie Mae and Freddie Mac were dissolved or privatized or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in the availability of the financing provided by these institutions. Any such reduction would likely have an adverse effect on interest rates and mortgage availability, and we would expect our sales of new homes to decline.

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

In response to interest rate volatility and to maintain sales momentum, we in the past have increased and in the future may increase incentive offerings across our communities, including discounts on options and upgrades and financing incentives, which adversely affect our homebuilding margins.

Changes to the population growth rates in the markets in which we operate or plan to operate could affect demand for our homes in these regions.

Slower rates of population growth or population declines in the markets where we do business, or other key markets in the United States we plan to enter, especially as compared to the high population growth rates in prior years, could adversely affect demand for housing, causing home prices in these markets to fall, and adversely affect demand for our homes, our plans for growth, and our business, financial condition and operating results.

Inflation has adversely affected and could continue to adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices..

Although inflation eased somewhat in 2024, high inflation has adversely affected us in recent years by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. The future implementation of inflationary policies may have similar adverse effects. In the event inflation increases again, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, which historically negatively impact housing demand. While we historically have been able to pass along price increases to our consumers to help offset price increases, we may not be able to continue to do so, thereby adversely impacting our margins. Moreover, the cost of capital typically increases as a result of inflation and the purchasing power of our cash resources typically declines. Actions by the government to stimulate the economy may further increase the risk of inflation, which may have an adverse impact on our business or financial results.

Potential tariffs, if enacted into law, could adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices caused by any such tariffs.

The incoming Trump administration has proposed the implementation of a number of tariffs, including a 25% tariff on imports from Canada and other countries, which could, if enacted into law, likely significantly increase the cost of lumber in the U.S. As noted above with respect to the impact of inflation, while we historically have been able to pass along price increases to our consumers to help offset price increases we incur, we may not be able to continue to do so, thereby adversely impacting our margins as a result of any tariffs imposed on our operations.

We face potentially substantial risk with respect to our land and lot inventory arising from significant changes in economic or market conditions, which could adversely affect our results of operations and result in write-downs of the carrying values of land we own.

We face substantial risk in owning developed and undeveloped land. We acquire undeveloped land, buildable lots and housing inventories in the markets where we build homes. The market value of land, building lots, and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. If housing demand decreases below what we anticipated when we acquired our land and lot inventory, our results of operations may be adversely affected and we may not be able to recover our costs when we sell and build houses.

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

The United States and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. For example, in 2020, the COVID-19 pandemic resulted in federal, state and local governments and private entities mandating various restrictions, including the closures of non-essential businesses for a period of time, which had an adverse impact on our business. In addition, the effects of the pandemic on economic activity, combined with strong demand for new homes that followed the initial onset of the pandemic, caused many disruptions to our supply chain and shortages in certain building components and materials, as well as labor shortages, all of which lengthened our construction cycle times. During the pandemic, overall economic conditions, as well as demand for our homes and our ability to conduct normal business operations became highly unpredictable. Outbreaks of contagious diseases similar to the COVID-19 pandemic may occur in the future, which could have a significant negative impact on the economy, our ability to conduct normal business operations, and our results of operations and financial condition.

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

Several of the markets in which we operate or may operate in the future have been subject to utility and resource shortages, including significant changes to the availability of electricity and water. Shortages of natural resources in our markets may make it more difficult for us to obtain regulatory approvals of new developments. For example, certain areas in which we operate, particularly the Western United States, have experienced and continue to experience severe drought conditions. In response to these conditions, government officials often take a number of steps to preserve potable water supplies. To address the state’s mandate and their own available potable water supplies, local water agencies/suppliers could potentially restrict, delay the issuance of, or proscribe new water connection permits for homes; increase the costs for securing such permits, either directly or by requiring participation in impact mitigation programs; adopt higher efficiency requirements for water-using appliances or fixtures; limit or ban the use of water for construction activities; impose requirements as to the types of allowed plant material or irrigation for outdoor landscaping that are more strict than state standards and less desired by consumers; and/or impose fines and penalties for noncompliance with any such measures. These local water agencies/suppliers could also increase rates and charges to residential users for the water they use, potentially increasing the cost of homeownership.

We also have experienced fluctuations in utility and resource costs across our markets in recent years due, in part, to high inflation and supply chain disruptions, and we may incur additional costs and may not be able to complete construction on a timely basis if such fluctuations arise again. Furthermore, these shortages and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes and negatively affect our business and results of operations.

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

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies and with smaller local homebuilders for home buying customers, land, financing, raw materials, and skilled management and labor resources. A number of our primary competitors are significantly larger, have a longer operating history, a more diversified geographic footprint and may have greater resources, less leverage or lower cost of capital than us. Accordingly, these competitors may be able to compete more effectively in one or more of the markets in which we operate. In addition, their increased scale may allow them to endure higher land and labor costs and buy raw materials more cheaply, as well as be less vulnerable to general economic conditions and fluctuations in housing demand. Many of these competitors have long-standing relationships with subcontractors and suppliers in the markets in which we operate and therefore better access to qualified labor and lower raw material costs. As we have expanded our operations into new markets, we have faced and will likely continue to face new competition from many established homebuilders in those markets, and we will not have the benefit of the extensive relationships and strong reputations with subcontractors, suppliers and homebuyers that we have historically enjoyed in our Colorado and other legacy markets. In addition, the homebuilding industry has been subject to increasing consolidation. Consolidation in our industry not involving our Company could result in existing competitors increasing their market share through business combinations and result in stronger competitors. We may be unable to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our competitors or us. Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, increase our labor and raw material costs, hinder our growth plans, lead to pricing pressures on our homes; cause us to increase selling concessions; and cause impairments in the value of our inventory or other assets, all of which may adversely impact our revenues, margins and other operating results.

We also compete with sellers of existing homes, including foreclosed homes, and more recently with rental housing, including in particular single-family rentals. With respect to single-family rentals, numerous large, well-capitalized real estate investment trusts and other vehicles have entered this business, resulting in a significant increase in the number of single-family rental homes. More recently, traditional homebuilders have entered this market, constructing communities of single-family rental homes. Increases in and an oversupply of competitively priced resale, foreclosure or rental homes in our markets could adversely affect our ability to sell homes profitably.

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

The homebuilding industry, from time to time, has experienced and will likely continue to experience raw material shortages and has been adversely affected by volatility in global commodity prices and government imposed tariffs and trade regulations. Shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials in the past have resulted and in the future could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials also in the past has been and in the future may be materially and adversely affected during periods of shortages or high inflation. These shortages have caused, and in the future may cause, construction delays, and increases in our costs of home construction.

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

The cost of petroleum products, which are used both to deliver our materials and to transport workers to our job sites, fluctuates and may be subject to increased volatility as a result of geopolitical events or accidents. Increases in such costs could also result in higher prices for any product utilizing petrochemicals. Persistent cost increases may have an even greater adverse effect on our operating margins and results of operations. Furthermore, any such cost increase may adversely affect the regional economies in which we operate and reduce demand for our homes.

Homebuilding is subject to product liability and warranty claims arising in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. There can be no assurance that any developments we undertake on homes we construct will be free from defects once completed. Construction defects may arise in projects, developments and homes and may arise during a significant period of time after completion. Defects arising on a development or a home attributable to us may lead to significant contractual or other liabilities. As a consequence, we maintain insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from their faulty workmanship and materials, and create warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. We cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future. In addition, contractual indemnities can be difficult to enforce. We may also be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of insurance for construction defects is becoming increasingly expensive and the scope of coverage is restricted. There is no assurance that adequate insurance coverage will continue to be available with acceptable price and terms. If we cannot recover from our subcontractors or their insurance carriers, we may suffer even greater losses.

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

•fluctuations in interest rates, including interest rate increases that may be imposed by the Federal Reserve in the future, which could adversely affect our ability, or the ability of homebuyers, to obtain financing on favorable terms, or at all;

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

Our quarterly operating results generally fluctuate by season. Historically, we have entered into a larger percentage of contracts for the sale of our homes during the spring and summer months. Weather-related problems, typically in the fall, late winter and early spring, may delay starts or closings and increase costs and thus reduce our profitability. Seasonal natural disasters such as hurricanes, floods and fires could cause delays in the completion of, or increase the cost of, developing one or more of our communities, causing an adverse effect on our sales and revenues. In many cases, we may not be able to recapture increased costs by raising prices. In addition, deliveries may be staggered over different periods of the year and may be concentrated in particular quarters. Our quarterly operating results may fluctuate because of these and other factors, including without limitation:

•the timing of home closings and land sales;

•changes in demand for our homes;

•our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;

•the number of active selling communities and timing of new community openings;

•conditions of the real estate market in areas where we operate, the homebuilding industry and the general economy;

•inventory impairments or other material write-downs;

•raw material and subcontractor and labor shortages; and

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

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $425.0 million as of December 31, 2024, secured by the mortgage loans financed thereunder. Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. The mortgage repurchase facilities have varying short term maturity dates through November 14, 2025. We expect to renew and extend the respective terms of the repurchase facilities with similar terms prior to their maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our repurchase facilities may also make it more difficult or costly to sell the mortgages that we originate. As of December 31, 2024, we had $232.8 million outstanding under these repurchase facilities and were in compliance with all covenants thereunder. No assurance can be provided, however, that we will remain in compliance with the covenants or have continued access to these facilities or one or more substitute or replacement facilities in an amount sufficient to fund our mortgage lending business.

Our Financial Services segment can be adversely affected by reduced demand for our homes.

Nearly all of the mortgage loans closed by our Financial Services segment in 2024 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes adversely affects the revenues of this segment of our business. Future demand for our homes is uncertain and dependent upon interest rates for mortgage loans, consumer confidence, availability of credit, economic conditions and other factors, including those described elsewhere in this report.

If our ability to sell mortgages into the secondary market is impaired, that could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in the loans we originate.

We sell substantially all of the loans we originate either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. If we are unable or choose not to sell loans into the secondary mortgage market or directly to Fannie Mae, Freddie Mac, and Ginnie Mae, we may have to either curtail our origination of residential mortgage loans, which among other things, could significantly reduce our ability to sell homes, or commit our own funds to long-term investments in mortgage loans, which, in addition to requiring us to deploy substantial amounts of our own funds, could delay the time when we recognize revenues from home sales in our consolidated statements of operations.

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

Any cyber attack or other security breach of or vulnerability in our technology systems, or those of our customers or other third-party vendors we rely on, especially with respect to our Financial Services business, could have operational impacts, subject us to significant liability, and harm our reputation.

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

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. An increase in levels of homebuilding in the markets in which we operate has occasionally led to some difficulty in securing the services of skilled trades people who are currently in high demand. Additionally, labor shortages further increase the difficulty in securing the services of skilled trades people. Labor shortages may be caused by, among other factors, slowing rates of immigration and/or increased deportations since a substantial portion of the construction labor force is made up of immigrants.

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

Our success depends to a significant degree upon the contributions of certain key personnel including, but not limited to, Dale Francescon, our Executive Chairman, and Robert Francescon, our Chief Executive Officer, each of whom would be difficult to replace. Although we have entered into employment agreements with Dale Francescon and Robert Francescon, there is no guarantee that these executives will remain employed with us. In addition, we are dependent upon other key personnel, including in particular managerial, technical, sales and marketing, operations, and customer service personnel. Our future success will depend in large part on our ability to identify, attract, engage, train and retain highly qualified personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of the services of any of our executive officers or other key employees, the inability to identify, attract, or retain qualified personnel in the future, the inability to successfully implement executive officer, key employee or other personnel transitions, delays in hiring qualified personnel, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

Termination of the employment agreements with the members of our executive management team could be costly and prevent a change in control of the Company.

The employment agreements we have entered into with Dale Francescon and Robert Francescon, our Executive Chairman and Chief Executive Officer, provide that if their employment with us terminates under certain circumstances, we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. In addition, under certain circumstances, the termination of employment of one of these two officers could result in the termination of employment of the other officer which would result in a requirement for us to pay severance compensation to one or both former executives. Furthermore, these provisions could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock.

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

Governmental regulation affects not only construction activities but also sales activities, mortgage lending activities and other dealings with consumers. In addition, energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state and provincial legislatures, which may, despite being phased in over time, significantly increase our costs of building homes and the sale price to our buyers, and adversely affect our sales volumes. For example, new Energy Efficient Minimum Property Standards created by the U.S. Department of Housing and Urban Development will apply to homes built with permits issued after November 28, 2025. Any such regulation may require us to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

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

Data protection and privacy laws have been enacted by the U.S. federal and state governments, including, for example, the California Consumer Privacy Act, the Colorado Privacy Act, the Florida Digital Bill of Rights, the Texas Data Privacy and Security Act, and the Utah Consumer Privacy Act, and the regulatory regime continues to evolve and is increasingly complex and demanding. Many other states are considering privacy and security legislation and there are ongoing discussions regarding a national privacy law. Variations in requirements across other states could present compliance challenges, as well as significant costs related to compliance. In providing financial services to customers, we manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal, state and international laws governing the protection of personally identifiable information.

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

The particular impact and requirements of environmental laws that apply to any given site vary greatly according to the community, the site’s environmental conditions and the present and former use of the site. From time to time, the United States Environmental Protection Agency and other federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. We expect that increasingly stringent requirements may be imposed on homebuilders in the future. For example, new Energy Efficient Minimum Property Standards created by the U.S. Department of Housing and Urban Development will apply to homes built with permits issued after November 28, 2025. Compliance with environmental laws that affect our building sites or our business may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands. It may not be obvious during our pre-development review of project sites whether a site has environmental concerns, which could cause us to unnecessarily expend time and resources. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, and penalties, as well as damages from third parties for property damage or personal injury as a result of our failure to comply with applicable environmental laws and regulations.

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

We have in the past and may become in the future subject to litigation and claims regarding indoor exposure to certain types of toxic mold which can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere as they can grow on virtually any organic substance as long as moisture and oxygen are present. There are molds that can grow on wood, paper, carpet, foods and insulation. When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. It is impossible to eliminate all mold and mold spores in the indoor environment. If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation. If indoor air quality were impaired, we could be liable to our homebuyers or others for property damage or personal injury and our reputation could be harmed.

Risks Related to Weather and Climate Change

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect our business and results of operations.

Significant weather conditions and natural disasters in the geographic areas where we operate, such as hurricanes, tornadoes, earthquakes, volcanic activity, wildfires, ice storms, snow storms, landslides and soil subsidence, droughts, floods, and heavy or prolonged precipitation could damage projects, cause delays in completion of projects, or reduce consumer demand for housing. Extreme weather conditions and natural disasters could also disrupt or cause shortages in labor or materials, which could delay project completion or result in increases in the prices for labor or materials, thereby affecting our sales and profitability. The climates of certain of the states in which we operate present increased risks of adverse weather or natural disasters. For example, Colorado has historically experienced seasonal wildfires, snow storms, and soil subsidence; Texas has historically experienced tornadoes, coastal flooding and hurricanes; California and Nevada have historically experienced earthquakes, extreme temperatures, wildfires, and droughts and water shortages; and Florida and the Carolinas have historically experienced a risk of hurricanes, and coastal flooding, resulting in temporary reductions in sales and closings. In addition to directly damaging or delaying our projects, natural disasters and extreme weather events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion. Some conditions, such as severe drought or risk of flooding, may cause state and local governments to take restrictive actions, such as placing moratoriums on the issuance of new building permits or adopting new or more stringent building codes and standards that increase building costs. Our insurance policies may not fully cover losses resulting from these events or any related business interruption. For example, losses associated with floods, landslides, earthquakes and other geological events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A significant uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Changes in global or regional climate conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of, or restricting, our planned or future growth activities.

Climate change, if it continues as currently projected, may exacerbate the scarcity or presence of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, there is a variety of new legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change, and as climate change concerns continue to grow, legislation and regulations of this nature are expected to continue. This legislation relates to items such as carbon dioxide emissions and building codes that impose energy efficiency standards. Government mandates, restrictions, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation or raw material costs, and increased compliance expenses and other financial obligations to meet permitting, land development, or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), any of which could cause a reduction in our homebuilding gross margins and materially and adversely affect our results of operations. For example, new Energy Efficient Minimum Property Standards created by the U.S. Department of Housing and Urban Development will apply to homes built with permits issued after November 28, 2025. Energy-related initiatives could similarly affect a wide variety of companies throughout the United States and the world, and because our results of operations are heavily dependent on purchasing significant amounts of raw materials, these initiatives could have an indirect adverse impact on our results of operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade, tariffs, or other climate related regulations. As a result, climate change impacts, and the laws and land development and home construction standards implemented to address potential climate change concerns, could result in an increase in our costs and have a long-term adverse impact on our business and results of operations. This is a particular concern in the western U.S., where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been instituted, and where some of our business operations are located.

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

Public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies, and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. In an effort to increase climate change disclosure, the SEC adopted climate disclosure rules that would require new climate-related disclosure in SEC filings, as described below. Adverse publicity related to our handling of climate change mitigation efforts or compliance with governmental actions or climate-related litigation that impacts us could have a negative impact on our business.

Climate disclosure rules may increase our costs and litigation risks, which could materially and adversely affect our future results of operations and financial condition.

The SEC has adopted new climate disclosure rules, which require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring public companies to quantify and disclose direct emissions data, the rules also require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. However, these climate disclosure rules have been the subject of multiple legal challenges, so the extent to which the rules will go into effect remains uncertain. At the state level, California has enacted legislation that require large U.S. companies doing business in California to make broad-based climate-related disclosures, and other states are considering similar measures. While we cannot predict the costs of implementation or any potential adverse impacts resulting from these rules if they become effective and are applicable to us, we likely will incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to these rules, either of which could materially and adversely affect our future results of operations and financial condition. Additionally, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized. Changes to these standards could require adjustments to our policies, as well as updates to our existing systems to meet these obligations. We will, therefore, likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure approaches, frameworks and requirements.

Risk Related Acquisitions and Joint Venture Investments

Acquisitions, investments and/or disposals involve risks.

As a part of our business strategy, we have made nine acquisitions since 2013. In January 2024, we acquired Landmark Homes of Tennessee, Inc., and in July 2024, we acquired Anglia Homes, LP. We intend to continue to explore future acquisitions, or significant investments in, and/or disposals of businesses.  Acquisitions, investments and/or disposals involve risks, such as:

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

As of December 31, 2024, we had $41.1 million in goodwill, related primarily to our prior business combinations and acquisitions.  If the carrying value of our intangible assets is deemed impaired, the carrying value is written down to fair value.  This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur, which would adversely affect our results of operations.

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

As of December 31, 2024, we had approximately $1.5 billion in outstanding indebtedness, consisting of $500.0 million outstanding on our 6.750% senior notes due 2027, $500.0 million outstanding on our 3.875% senior notes due 2029, $135.5 million outstanding under our revolving line of credit, $232.8 million in borrowings outstanding under our mortgage repurchase facilities, and $113.5 million outstanding under other financing obligations. As of December 31, 2024, we had a $900.0 million revolving line of credit, of which $135.5 million was outstanding. Our Board of Directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and the Company as a whole, to generate cash flow to cover the expected debt service. Our charter does not contain a limitation on the amount of debt we may incur, and our Board of Directors may change our target debt levels at any time without the approval of our stockholders.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. Our mortgage repurchase facilities have varying short term dates through November 14, 2025. A portion of our senior notes mature in 2027 and in 2029 and our current revolving line of credit expires in 2028. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. In addition, we may incur additional indebtedness in order to finance our operations, make acquisitions or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

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

Our business requires that we be able to continue to finance the development of our residential communities and the extension of mortgage loans by our Financial Services business. One of the ways we do this is with bank borrowings. At December 31, 2024, we had a $900.0 million revolving line of credit, of which $135.5 million was outstanding and which matures in 2028. If market conditions strengthen to the point that we need additional funding but we are not able to increase this facility or obtain funds from other types of financings, that could prevent us from taking full advantage of the enhanced market opportunities.

Interest expense on our debt limits our cash available to fund our growth strategies.

We pay interest expense on our outstanding indebtedness. During the year ended December 31, 2024, we paid approximately $78.9 million in interest expense payments. During 2024, borrowings under our revolving line of credit bore interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement dated November 1, 2024), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by the Company, a base rate plus an applicable margin between 0.45% and 1.30% per annum. If interest rates increase, it could increase our debt service requirements on our current floating rate debt and on any floating rate debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to generate sufficient cash flows from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the future, we may fail to generate sufficient cash flows from the sales of our homes and land to meet our cash requirements, including payment of outstanding indebtedness when due. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If we do not generate sufficient cash flows from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our mortgage repurchase facilities have varying short term maturity dates through November 14, 2025; a portion of our senior notes mature in 2027 and 2029; and our current revolving line of credit expires in 2028. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.

The agreements governing our debt include covenants and other provisions that may restrict our financial and business operations. Failure to comply with the covenants and conditions imposed by our debt agreements could restrict future borrowings or cause our debt to become immediately due and payable.

The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, contain negative covenants customary for such financings, such as limiting our ability to sell or dispose of assets, incur additional indebtedness or liens, make certain restricted payments, make certain investments, consummate mergers, consolidations or other business combinations or engage in other lines of business. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition or results of operations. Our revolving line of credit also requires us to comply with certain financial ratios and covenants, such as maximum leverage ratios, minimum interest coverage ratios and minimum tangible net worth. Our ability to comply with these covenants depends on our financial condition and performance and also is subject to events outside our control. Asset write-downs, other non-cash charges and other one-time events also impact our ability to comply with these covenants. In addition, these restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities, which may have a material effect on our operations. These covenants are subject to important exceptions and qualifications. Moreover, if we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result. Our revolving line of credit and other debt agreements, including the indentures governing our senior notes, also contain other events of default customary for such financings. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition, and operating results. We cannot provide assurance that we would have sufficient liquidity to repay or refinance our debt if such amounts were accelerated upon an event of default. If we are unable to service our debt, this could materially affect our business, financial condition or results of operations.

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

Although it is difficult for us to predict our future liquidity requirements, we believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed. The expansion and development of our business may require significant additional capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs. At December 31, 2024, we had a $900.0 million revolving line of credit, of which $135.5 million was outstanding. In addition, in accordance with our growth strategy, we may need to opportunistically raise additional capital to help fund the growth of our business, subject to market and other conditions, but such capital may not be available to us on a timely basis at reasonable rates, or at all. Under our shelf registration statement, on file with the SEC, we have the ability to access the debt and equity capital markets as needed as part of our ongoing financing strategy and subject to market conditions. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt, in addition to those under our existing indentures and revolving line of credit. Any additional debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

The use of SOFR as a benchmark for the determination of interest involves risk.

Our business uses certain benchmarks, including the Secured Overnight Funding Rate, with respect to certain of our credit commitments. These benchmarks may be replaced if the benchmark is discontinued or if the authority which determines the benchmark calls for a replacement benchmark. SOFR, which is published by the Federal Reserve Bank of New York, is based on data received by it from sources not controlled by us, and we do not have any control over its calculation methods, publication schedule, rate revision practices or availability of SOFR at any time. There can be no guarantee, particularly given its relatively recent introduction, that SOFR will not be discontinued or fundamentally altered in a manner that could adversely affect our business. If the manner in which SOFR is calculated is changed, that change may result in our interest expense increasing, the ability of Inspire to continue to utilize its mortgage warehouse facilities or negatively impact our hedging activities.

Risks Related to Tax Policies and Regulation

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our homes, which could be material to our business.

Prior to the late 2017 enactment of the Tax Cuts and Jobs Act (which we refer to as the “TCJA”), significant expenses of owning a home, including mortgage loan interest and state and local property and income taxes, generally were deductible expenses for an individual’s U.S. federal income taxes subject to various limitations.  The TCJA established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property and income taxes.  Under the TCJA, through the end of 2025, the mortgage interest deduction cap on a home purchased after 2017 was decreased to $750,000 a year ($375,000 in the case of a separate return filed by a married individual) from the prior $1,000,000 threshold, and the annual deduction for real estate and other property taxes, state and local income taxes and sales taxes has been limited to a combined amount of $10,000 (or $5,000 in the case of a separate return filed by a married individual). The TCJA also increased the standard deduction for individuals. As a result, fewer individuals are expected to itemize their income tax deductions, which would reduce the income tax advantages associated with homeownership for those individuals. These changes have reduced and may continue to reduce the actual or perceived affordability of homeownership, which have adversely affected and could continue to adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes. It is unclear whether the provisions of the TCJA described above will be allowed to expire at the end of 2025, which would cause a reversion to the provisions in effect prior to the TCJA, or whether some or all of such provisions will be extended beyond 2025 by future legislation. The incoming Trump administration has indicated a general intent to retain the TCJA provisions but whether Congress will agree to retain such provisions beyond 2025 and what modifications might be made thereto prior to the expiration of the TCJA provisions is uncertain.

Our income tax expense is reduced based upon the availability of the Internal Revenue Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”). The Inflation Reduction Act of 2022 modified the Federal Energy Credits beginning January 1, 2023, requiring a more rigorous certification process and provides a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively. For homes completed in 2024 but not sold or leased until 2025, the home will need to meet version 3.2 of the Energy Star program which takes effect January 1, 2025. This may make it more difficult or not economically effective to claim the 45L Federal Energy Credit. In addition, the incoming Trump administration has indicated that credits enacted under the 2022 Inflation Reduction Act may be subject to reduction or elimination so the availability of the 45L Federal Energy Credit in 2025 and thereafter is uncertain. The Federal Energy Credits reduced our income tax expense by $6.6 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively.

Increases in property and sales taxes could prevent potential customers from buying our homes and adversely affect our business or financial results.

Increases in property tax rates by local governmental authorities can adversely affect the ability of potential customers to obtain financing or their desire to make a new home purchase and they may decide, as a result, not to purchase one of our homes.  Fees imposed on developers to fund schools, open spaces or road improvements, and/or to provide low and moderate income housing, could increase our costs and have an adverse effect on our business and results of operations.  In addition, increases in sales taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes.

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

We are periodically audited by various federal, state, and local authorities regarding tax matters. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we consider a variety of factors, including relevant facts and circumstances, applicable tax law, correspondence with taxing authorities, and effective settlement of audit issues. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position, cash flows, and results of operations. We are subject to U.S. federal income tax examinations and various state income tax examinations for calendar tax years for which the applicable statute of limitations remains open, ranging from calendar tax years ending 2019 through 2024. As of December 31, 2024, we are not currently under an income tax audit by any federal, state, or local authorities.

We are required to recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we record a corresponding valuation allowance against the deferred tax asset. As of December 31, 2024 and 2023, we had deferred tax assets, net of deferred tax liabilities, of $22.2 million and $17.0 million, respectively, against which we provided no valuation allowance. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have not recorded valuation allowances against our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

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

Dale Francescon and Robert Francescon are our Executive Chairman and Chief Executive Officer, respectively, sit on our Board of Directors, are brothers, and collectively beneficially owned 3,885,852 shares of our common stock, including 421,680 shares issuable upon vesting of performance share unit awards (including related dividend equivalent rights) within 60 days of December 31, 2024, which together represents 12.5% of our common stock outstanding as of December 31, 2024. For so long as Dale Francescon and Robert Francescon control such a significant percentage of our common stock, they will have significant influence over the power to:

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

In addition, there may be transactions between us and Dale Francescon, Robert Francescon, or their affiliates that could present an actual or perceived conflict of interest. These conflicts of interest may lead Dale Francescon and/or Robert Francescon to recuse himself or themselves from actions of our Board of Directors with respect to any transactions involving or with Dale Francescon or Robert Francescon or their affiliates. For example, we have entered into employment agreements with Dale Francescon and Robert Francescon, in their capacities as officers, pursuant to which they are required to devote substantially full-time attention to our affairs. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Dale Francescon and Robert Francescon.

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

In addition, our common stock has experienced price and volume volatility over the past year. During 2024, the closing sale price of our common stock ranged from $72.88 to $106.75 per share and the trading volume ranged from approximately 82,400 shares to 3.6 million shares. The market price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

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

We cannot guarantee that our stock repurchase programs will be fully consummated or that our stock repurchase programs will enhance long-term stockholder value, and stock repurchases could increase the volatility of the price of our stock and diminish our cash reserves.

In November 2018, we authorized a stock repurchase program, under which we may repurchase up to 4,500,000 shares of our outstanding common stock. In July 2024, we authorized a new stock repurchase program, under which we may repurchase up to an additional 4,500,000 shares of our outstanding common stock. As of December 31, 2024, the number of shares that remained available for repurchase pursuant to our stock repurchase programs was 4.7 million shares. Under the terms of the programs, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase programs will be determined by management at its discretion and will depend on a number of factors, including the market price of our common stock, trading volume, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax on net repurchases effective beginning in 2023, and general market and economic conditions. We intend to finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan under Rule 10b5-1, which would permit shares to be repurchased when we might otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. There is no guarantee as to the number of shares that will be repurchased, and the stock repurchase programs may be extended, suspended or discontinued at any time without notice at our discretion, which may result in a decrease in the trading price of our common stock. The stock repurchase programs could increase volatility in and affect the price of our common stock. The existence of our stock repurchase programs could also cause the price of our common stock to be higher than it would be in the absence of such programs and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase programs will diminish our cash reserves and could increase our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase programs are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the programs’ effectiveness.

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

Since May 2021, we have paid a quarterly cash dividend on our common stock. The declaration and payment of future dividends are at the discretion of our Board of Directors and will depend on many factors, including our results of operations and financial condition, our capital requirements, and contractual limitations. The agreements governing our indebtedness, including our current revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends and restrict the amount of dividends we may pay. If we do not continue to pay dividends on our common stock at the current rate or at all, the market price of our common stock could be adversely affected.

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

Scrutiny and evolving expectations from the public, investors, and others regarding our ESG practices could impact our reputation, and compliance with ESG-related policies may impose additional capital and operational expenditures on our business.

Several institutional investors and others have focused on the environmental, social, and governance (“ESG”) practices of publicly traded companies, like us. This has included or may in the future include expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess and report. Since 2020, we have enhanced our focus on sustainability by establishing policies addressing ESG, human rights, training and professional development, labor rights, workplace health and safety, diversity and inclusion and vendor conduct. Additionally, we publish an annual ESG sustainability report. Our ESG sustainability report includes information related to a variety of topics, including our environmental and social initiatives, occupational health and safety, and our carbon footprint. No assurance can be made that we will achieve our sustainability related goals, aspirations or initiatives.

Our publication of ESG-related policies and our annual ESG sustainability report may result in increased investor, media, employee and other stakeholder attention to such initiatives. Different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters may be perceived negatively by at least some stakeholders and adversely impact our reputation and business. It is possible that some stakeholders may not be satisfied with our ESG practices or initiatives or the speed with which we are implementing our initiatives. Government, media or activist pressure to decrease our carbon footprint, for example, could negatively impact perceptions of our homebuilding practices, which could have a material adverse effect on our business and ability to compete with homebuilders that may be viewed as more sustainable. Additionally, organizations that provide information to investors on corporate governance and other matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could have a negative impact on our stock price. Equally, it is possible that some stakeholders may be opposed to the implementation of such initiatives at all. Anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation, or issued related legal opinions. Any failure, or perceived failure, to respond to expectations related to ESG concerns could cause harm to our business and reputation and could negatively impact employee retention and the willingness of homebuyers to do business with us.

In addition to the ESG practices described above, we are subject to laws and government regulations that relate to the environment and occupational health and safety, among other matters. These laws and regulations, as well as related initiatives, are under active development, subject to change, and may prove difficult and expensive for us to comply with. We may be required to make additional capital and operational expenditures, which may have a material adverse effect on earnings, liquidity, financial condition or competitive position. Adjustments to comply with such legislation may also have a material adverse effect on earnings, liquidity, financial condition or competitive position.

We are dependent upon the effective operation of our information systems, software, or information security practices and those of our business partners or third-party service providers. Information technology failures or data security breaches could expose us to liability and materially adversely affect our results of operations and financial condition.

We rely on accounting, financial and operational management information systems to conduct our operations and maintain critical business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our information technology systems are dependent upon these providers, as well as global communications providers, telephone systems and other aspects of the Internet infrastructure, which have experienced significant systems failures and electrical outages in the past, and are susceptible to damage or interruption from fire, floods, power outages, or telecommunications failures, or cybersecurity threats such as computer viruses, break-ins, security breaches, and similar events. The occurrence of any of these events to us directly or any of our third-party service providers could adversely affect our ability to operate our business, damage our reputation, result in the loss of customers, suppliers, or revenues, or result in the misappropriation or public disclosure of our confidential information. As a result, we may be required to incur significant costs to remediate the damage caused by these disruptions or to prevent security breaches in the future. Additionally, the SEC adopted rules related to cybersecurity risk management, which further increase our regulatory burden and the cost of compliance in such events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results, there can be no assurance that our efforts to maintain the security and integrity of these types of information technology networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Our risk management team and information security team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We leverage the NIST Cybersecurity Framework to manage our cybersecurity-related risk. The NIST Cybersecurity Framework outlines subcategories of security controls and outcomes over five functions: identify, protect, detect, respond, and recover.

Use of Consultants and Advisors

We engage with a range of external experts, including cybersecurity assessors, consultants, and legal counsel in evaluating and testing our risk management systems. This enables us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current.

Since September 2022, we have engaged a seasoned cyber consultant from a global cybersecurity risk firm to provide CISO-level advisory services to assist our technology teams, business leadership and Board of Directors with guidance and direction as we strengthen our security systems and improve our cyber readiness, as well as to provide insight and intelligence on existing and emerging threat landscapes. The scope of service includes reviewing our current information security policies, past and current security reports, cybersecurity program, and staffing models to assess our ability to prevent and respond to cyberattack incidents and mitigate any impacts they may have.

In addition, we have retained special data security legal counsel at a leading U.S. law firm whose practice focuses on data breach response and security compliance issues. This legal counsel is specialized in investigating and responding to events compromising information and systems security, and works closely with client resources, third-party forensic consulting experts and law enforcement to identify the nature and scope of a compromise. We also have retained special data privacy legal counsel to assist us in our compliance with the data privacy laws in the various jurisdictions in which we operate our business.

In 2024, a Security Posture Assessment was conducted by a leading global cybersecurity firm. To perform its assessment, the consultants met with members of our key staff and requested to review documents including, but not limited to, our policies, procedures, past security assessments and penetration tests, documentation regarding network architecture, and security road maps and plans. When such risk assessments are performed, we work with our CISO-level advisor to review any findings from the risk assessment and to identify potential deficiencies in each category and work to close the identified gaps. With our CISO-level advisor’s assistance, we have implemented several industry leading solutions, policies, and practices to close those findings and matured Century’s defense and resiliency postures. We also have developed an Information Security Incident Response Policy which has been reviewed by our CISO-level advisor. Additionally, we retain a variety of cybersecurity consulting firms, including our CISO-level advisor, to assist us in conducting tabletop exercises to evaluate our incident response plan and response capabilities, most recently in December 2024.

The Company primarily manages risks for cybersecurity threats associated with its third-party service providers through evaluations and assessments during vendor selection, contract negotiations and contract renewals. We have introduced a third-party vendor risk management solution and professional service to survey and monitor the Company’s critical vendors at on-boarding and on a reoccurring basis.

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

In the past three years, we have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware and have not had a significant cybersecurity breach or attack that had a material impact or are reasonably likely to materially impact our business operations, operating results, or financial condition.

Maintaining a robust information security system is an ongoing priority for us and we plan to continue to identify and evaluate new, emerging risks to data protection and cybersecurity both within our Company and through our engagement of third-party service providers.

If we were to experience a material cybersecurity incident in the future, such incident may have an adverse effect, including on our business operations, operating results, or financial condition. For more information regarding these cybersecurity risks and potential related impacts on us, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Role of Management

Our information security team that is led by our Chief Information Officer (CIO) is responsible for implementing and operating our Cybersecurity Risk Management program.

Our CIO has led our efforts since 2016, overseeing multiple acquisitions while modernizing the IT environment. He has held technology leadership roles in both the public and private sectors, with more than 20 years of experience as an IT leader in the homebuilding industry. In that time, our CIO has managed broad initiatives and teams, including IT operations, cybersecurity, business systems, mergers and acquisitions, communications, and business intelligence. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CIO reports to our Corporate General Counsel.

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

The CIO, in his capacity, regularly informs the Executive Chairman, Chief Executive Officer, Corporate General Counsel, and Chief Financial Officer, of aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks we are facing.

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

Board Oversight

The Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. Our Board of Directors has delegated to the Audit Committee the responsibility to oversee our cybersecurity efforts and cyber-related risks. The Audit Committee, comprised fully of independent directors, is responsible for oversight of our (i) information security policies, including periodic assessment of risk of information security breach, training programs, significant threat changes and vulnerabilities and monitoring metrics and (ii) effectiveness of information security policy implementation.

The CIO and members of management meet with the Audit Committee on a regular basis to review and discuss risk exposure related to our IT systems and data privacy. The purpose of these management updates is to inform the Audit Committee of potential risks related to our IT systems and data privacy, as well as any relevant mitigation or remediation tactics being implemented. The management team and/or Audit Committee, in turn, regularly provide data protection and cybersecurity reports to the full Board of Directors.

The Audit Committee is composed of members with diverse expertise including risk management, technology, and finance. Although none of the members of the Audit Committee have any work experience, degree, or certifications related to information security or cybersecurity, the Audit Committee relies on the CIO and independent feedback from outside advisors, such as our CISO-level advisor, on the current and future cybersecurity program to assist the Audit Committee in its cybersecurity oversight responsibilities. Because the method and sources of cyberattacks change frequently, our outside advisors, including our CISO-level advisor, provide invaluable, ongoing updates to inform and educate our Board of Directors on current trends of cybersecurity threats, emerging trends, and best practices.

ITEM 2.PROPERTIES.

We own the office building where we maintain our corporate headquarters located at 8390 East Crescent Parkway, Greenwood Village, Colorado. We lease offices in other markets where we conduct business, although none of these properties are material to the operation of our business. We believe all of our facilities are in good condition, adequately utilized, and sufficient to meet our present operating needs.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. We discuss these properties in the discussion of our homebuilding operations elsewhere in this Form 10-K.

ITEM 3.LEGAL PROCEEDINGS.

Because of the nature of our homebuilding and financial services business, we and certain of our subsidiaries and affiliates are subject to claims, litigation and other legal actions from time to time arising in the ordinary course of business, including construction, warranty, workers’ compensation, tort, breach of contract, employment, personal injury, and other similar claims. In the opinion of our management, the outcome of these and any other pending legal matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The shares of our common stock are listed on the New York Stock Exchange under the symbol, “CCS.”

Holders

As of January 24, 2025, there were approximately 24 stockholders of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

During the year ended December 31, 2024, we paid a quarterly cash dividend of $0.26 per share and aggregate cash dividends of $1.04 per share to holders of record of our common stock. The declaration and payment of future dividends and the amount are at the discretion of our Board of Directors and will depend on many factors, including our results of operations, financial condition, capital requirements, and contractual limitations. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends and restrict the amount of dividends we may pay. During the year ended December 31, 2023, we paid a quarterly cash dividend of $0.23 per share and aggregate cash dividends of $0.92 per share to holders of record of our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our fourth quarter ended December 31, 2024.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October
October 1, 2024 through October 31, 2024	—	$—	—	5,078,143
November
November 1, 2024 through November 30, 2024	97,489	85.99	97,489	4,980,654
December
December 1, 2024 through December 31, 2024	278,346	80.15	278,346	4,702,308
Total	375,835	$81.66

(1)Our two current stock repurchase programs, authorized by our Board of Directors in 2018 and 2024, each authorize us to repurchase up to 4.5 million shares of our outstanding common stock under each program, or an aggregate of 9.0 million shares of our outstanding common stock. We repurchased 375,835 shares during the period indicated above under these programs and 4,702,308 shares remained available to repurchase under these programs as of December 31, 2024. Under the terms of these stock repurchase programs, the shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. These programs have no expiration dates and may be terminated by the Board of Directors at any time.

(2)The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends) on $100 invested in each of our common stock, the S&P 500, the Dow Jones U.S. Select Home Construction Index and our former industry peer group for the five-year period from December 31, 2019 to December 31, 2024.

Century believes the Dow Jones U.S. Select Home Construction Index is more representative of a group similar to Century. The former industry peer group includes the following companies: Beazer Homes USA, Inc., Cavco Industries, Inc., Dream Finders Homes, Inc., Hovnanian Enterprises, Inc., KB Home, LGI Homes, Inc., M.D.C. Holdings, Inc., M/I Homes, Inc., Meritage Home Corporation, NVR, Inc., PulteGroup, Inc., Skyline Champion Corporation, Taylor Morrison Home Corporation, Toll Brothers, Inc., and Tri Pointe Homes, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Stockholder Return from December 31, 2019 to December 31, 2024

$375
$325
$275
$225
$175
$125
$75
$25
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Century Communities, Inc.
Dow Jones U.S. Select Home Construction Index
S&P 500 Index
Former Weighted Average Peer Group

The information contained in this “Stock Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 6.[Reserved]

ss

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and current business environment and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Part I, Item 1A of this Form 10-K and elsewhere in this Form 10-K. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends. Some of the numbers included herein have been rounded for the convenience of presentation.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Business Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade opportunities.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage, and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 11,007 homes delivered during the year ended December 31, 2024, approximately 93% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

During 2024, we completed two acquisitions. On July 31, 2024, we closed on the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. On January 22, 2024, we closed on the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks.

While the homebuilding industry has continued to be impacted by volatile mortgage rates, current housing market conditions demonstrate strong underlying demand for affordable new homes, supported by solid demographic trends. We experienced solid demand during the year ended December 31, 2024, as net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2024 increased 20.9% compared to the prior year. We have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns. During the year ended December 31, 2024, cycle times remained in the four- to five-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic and market conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the federal funds interest rate by the Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives, actions, and economic relief efforts will impact the U.S. economy; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; and other factors, including those described elsewhere in this Form 10-K. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates or otherwise affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

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

Results of Operations – Years Ended December 31, 2024 and 2023

During the year ended December 31, 2024, we generated $440.1 million in income before income tax expense, as compared to $350.8 million in the prior year. During the year ended December 31, 2024, we generated net income of $333.8 million, or $10.40 per diluted share, as compared to $259.2 million, or $8.05 per diluted share in the prior year.

During the year ended December 31, 2024, we generated total revenues of $4.4 billion, as compared to $3.7 billion in the prior year, driven primarily by increased home sales revenue from increased selling communities and increased average sales prices. During the year ended December 31, 2024, we delivered 11,007 homes with an average sales price of $390.9 thousand. The number of homes delivered increased by 15.0% as compared to the prior year, representing growth across all of our segments. Average sales price increased 3.8% as compared to the prior year. During the year ended December 31, 2024, net new contracts increased 20.9% to 10,676 as compared to the prior year.

We ended 2024 with $150.0 million of cash and cash equivalents and $3.0 million of cash held in escrow. We had $135.5 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 30.3% and a net homebuilding debt to net capital ratio of 27.4%. During the year ended December 31, 2024, we paid quarterly cash dividends to our stockholders of $0.26 per share, and aggregate cash dividends of $1.04 per share, a 13% increase from the quarterly dividends paid during the year ended December 31, 2023 of $0.23 per share, or $0.92 per share in the aggregate. We have continued to strategically manage our lot pipeline, resulting in 80,632 lots owned and controlled at December 31, 2024, a 9.4% increase as compared to December 31, 2023.

During the year ended December 31, 2024, we generated financial services revenue of $92.9 million, representing an increase of 15.8% as compared to the prior year. During the year ended December 31, 2024, the number of mortgages originated increased 29.9% as compared to the prior year period, which benefited from increased capture rates, and the number of loans sold to third parties increased 33.4% as compared to the prior year period. While total loan origination volumes increased during the year ended December 31, 2024 compared to the prior year, the decrease in income before income tax expense of our Financial Services segment was primarily driven by lower margins on mortgages originated due to a more competitive market.

Our Century Living operations are engaged in the development, construction and management of multi-family rental properties. As of December 31, 2024, the Company had three multi-family rental properties under active construction in Colorado, two of which were available for pre-leasing. These three projects represent over 1,000 total multi-family units, including 543 under active construction and 509 completed units, of which 154 were occupied as of December 31, 2024. Further, during the year ended December 31, 2024, one multi-family rental property was sold, resulting in a $23.3 million gain on sale reflected in other income (expense) on our consolidated statements of operations.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

(dollars in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
Consolidated Statements of Operations:
Revenues
Home sales revenues	$4,302,638	$3,604,434	$698,204	19.4%
Land sales and other revenues	2,753	7,528	(4,775)	(63.4)%
Total homebuilding revenues	4,305,391	3,611,962	693,429	19.2%
Financial services revenues	92,897	80,223	12,674	15.8%
Total revenues	4,398,288	3,692,185	706,103	19.1%
Homebuilding cost of revenues
Cost of home sales revenues	(3,369,131)	(2,838,436)	(530,695)	18.7%
Cost of land sales and other revenues	(207)	(2,147)	1,940	(90.4)%
Total homebuilding cost of revenues	(3,369,338)	(2,840,583)	(528,755)	18.6%
Financial services costs	(66,185)	(48,660)	(17,525)	36.0%
Selling, general, and administrative	(516,489)	(447,311)	(69,178)	15.5%
Inventory impairment	(8,778)	(1,877)	(6,901)	367.7%
Other income (expense)	2,562	(2,924)	5,486	(187.6)%
Income before income tax expense	440,060	350,830	89,230	25.4%
Income tax expense	(106,244)	(91,606)	(14,638)	16.0%
Net income	$333,816	$259,224	$74,592	28.8%
Earnings per share:
Basic	$10.59	$8.12	$2.47	30.4%
Diluted	$10.40	$8.05	$2.35	29.2%
Adjusted diluted earnings per share(1)	$11.06	$8.09	$2.97	36.7%
Other Operating Information (dollars in thousands):
Number of homes delivered	11,007	9,568	1,439	15.0%
Average sales price of homes delivered	$390.9	$376.7	$14.2	3.8%
Homebuilding gross margin percentage(2)	21.5%	21.2%	0.3%	1.4%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (1)	23.3%	22.5%	0.8%	3.6%
Backlog at end of period, number of homes	850	1,070	(220)	(20.6)%
Backlog at end of period, aggregate sales value	$351,162	$400,781	$(49,619)	(12.4)%
Average sales price of homes in backlog	$413.1	$374.6	$38.5	10.3%
Net new home contracts	10,676	8,828	1,848	20.9%
Selling communities at period end	322	251	71	28.3%
Average selling communities	281	237	44	18.6%
Total owned and controlled lot inventory	80,632	73,720	6,912	9.4%
Adjusted EBITDA(1)	$550,022	$407,186	$142,836	35.1%
Adjusted income before income tax expense(1)	$468,183	$352,707	$115,476	32.7%
Adjusted net income(1)	$355,149	$260,611	$94,538	36.3%
Net homebuilding debt to net capital (1)	27.4%	22.4%	5.0%	22.3%

(1)This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information within our “—Homebuilding Gross Margin” and “—Non-GAAP Financial Measures” sections in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2)Homebuilding gross margin percentage is inclusive of $8.8 million in impairment charges for the year ended December 31, 2024 and $1.9 million in impairment charges for the year ended December 31, 2023, included within inventory impairment on our consolidated statements of operations. See Note 14 – Fair Value Disclosures in the Notes to the Consolidated Financial Statements for further detail.

Results of Operations by Segment

(dollars in thousands)

	Year Ended December 31, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Corporate	Total
New homes delivered	1,437	2,019	2,077	1,654	3,820	—	—	11,007
Average sales price of homes delivered	$627.2	$533.4	$301.8	$423.8	$260.9	$—	$—	$390.9

Revenue	$901,889	$1,077,473	$627,071	$701,508	$997,450	$92,897	$—	$4,398,288
Cost of home sales	(689,566)	(855,579)	(498,671)	(533,376)	(783,591)	—	(8,348)	(3,369,131)
Inventory impairment	—	—	(3,435)	(1,142)	(4,201)	—	—	(8,778)
Selling, general and administrative	(68,505)	(87,892)	(66,579)	(63,294)	(98,919)	—	(131,300)	(516,489)
Financial services costs	—	—	—	—	—	(66,185)	—	(66,185)
Other segment items (1)	(1,404)	(4,130)	(340)	(1,605)	(1,957)	—	11,791	2,355
Income (loss) before tax expense	$142,414	$129,872	$58,046	$102,091	$108,782	$26,712	$(127,857)	$440,060

	Year Ended December 31, 2023
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Corporate	Total
New homes delivered	1,133	1,892	1,617	1,370	3,556	—	—	9,568
Average sales price of homes delivered	$588.6	$508.7	$285.2	$434.2	$258.5	$—	$—	$376.7

Revenue	$667,269	$967,240	$461,414	$595,474	$920,565	$80,223	$—	$3,692,185
Cost of home sales	(522,404)	(768,421)	(373,691)	(433,700)	(732,209)	—	(8,011)	(2,838,436)
Inventory impairment	—	—	(679)	—	(1,198)	—	—	(1,877)
Selling, general and administrative	(54,964)	(79,646)	(42,814)	(52,761)	(87,736)	—	(129,390)	(447,311)
Financial services costs	—	—	—	—	—	(48,660)	—	(48,660)
Other segment items (1)	(398)	(5,215)	(439)	(2,010)	(379)	—	3,370	(5,071)
Income (loss) before tax expense	$89,503	$113,958	$43,791	$107,003	$99,043	$31,563	$(134,031)	$350,830

(1)Includes cost of land sales and other revenues, and other income (expense)

West

During the year ended December 31, 2024, our West segment generated income before income tax expense of $142.4 million, a 59.1% increase over the prior year, which was primarily driven by an increase in revenue of $234.6 million and an increase in homebuilding gross margin. The revenue increase during the year ended December 31, 2024 was primarily driven by a 26.8% increase in the number of home delivered and a 6.6% increase in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price increase was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 23.5% for the year ended December 31, 2024, which improved 180 basis points from 21.7% in the prior year period, primarily driven by the mix of deliveries within individual communities.

Mountain

During the year ended December 31, 2024, our Mountain segment generated income before income tax expense of $129.9 million, a 14.0% increase over the prior year, which was primarily driven by an increase in revenue of $110.2 million, and an increase in homebuilding gross margin. The revenue increase during the year ended December 31, 2024 was primarily driven by a 6.7% increase in the number of home delivered and a 4.9% increase in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price increase was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 20.6% for the year ended December 31, 2024, which improved 40 basis points from 20.2% in the prior year period, primarily driven by the mix of deliveries within individual communities.

Texas

During the year ended December 31, 2024, our Texas segment generated income before income tax expense of $58.0 million, a 32.6% increase over the prior year, which was primarily driven by an increase in revenue of $165.7 million and an increase in homebuilding gross margin. The revenue increase during the year ended December 31, 2024 was primarily driven by a 28.4% increase in the number of home delivered and a 5.8% increase in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price increase was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 19.9% for the year ended December 31, 2024, which improved 110 basis points from 18.8% in the prior year period, primarily driven by the mix of deliveries within individual communities, and partially offset by an increase in impairment charges of $2.8 million.

Southeast

During the year ended December 31, 2024, our Southeast segment generated income before income tax expense of $102.1 million, a 4.6% decrease over the prior year, which was primarily due to decreased homebuilding gross margin. Homebuilding gross margin was 23.8% for the year ended December 31, 2024, which decreased 330 basis points from 27.1% in the prior year period, primarily driven by the mix of deliveries within individual communities, as well as an increase in impairment charges of $1.1 million recognized during the current year period. This decrease was partially offset by an increase in revenue of $106.0 million, primarily driven by an increase of 20.7% in the number of homes delivered, and partially offset by a decrease of 2.4% in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price decrease was driven by the mix of deliveries within individual communities.

Century Complete

During the year ended December 31, 2024, our Century Complete segment generated income before income tax expense of $108.8 million, a 9.8% increase over the prior year, which was primarily driven by an increase in revenue of $76.9 million and an increase in homebuilding gross margin. The revenue increase during the year ended December 31, 2024 was primarily driven by a 7.4% increase in the number of home delivered and a 1.0% increase in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in the number of homes under construction, and the average sales price increase was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 20.9% for the year ended December 31, 2024, which improved 70 basis points from 20.2% in the prior year period, primarily driven by the mix of deliveries within individual communities and partially offset by an increase in impairment charges of $3.0 million.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our Financial Services segment generated income before income tax expense of $26.7 million for the year ended December 31, 2024, a 15.4% decrease over the prior year. During the year ended December 31, 2024, the number of mortgages originated increased 29.9% as compared to the prior year, which benefited from increased capture rates, and the number of loans sold to third parties increased 33.4% as compared to prior year period. While total loan origination volumes increased during the year ended December 31, 2024 compared to the prior year, the decrease in income before income tax expense of our Financial Services segment was primarily driven by lower margins on mortgages originated due to a more competitive market.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Year Ended December 31,
	2024	2023
Total originations:
Number of loans	7,143	5,498
Principal	$2,555,443	$1,906,439
Capture rate of Century homebuyers	82%	72%
Century Communities	88%	78%
Century Complete	72%	62%
Average FICO score	729	726
Century Communities	735	731
Century Complete	714	715

Loans sold to third parties:
Number of loans sold	7,156	5,366
Principal	$2,557,528	$1,856,895

Corporate

During the year ended December 31, 2024, our Corporate segment generated a loss of $127.9 million, as compared to a loss of $134.0 million during 2023.  The decrease in loss was primarily due to the sale of one multi-family rental property, resulting in a $23.3 million gain on sale reflected in other income (expense) on our consolidated statements of operations. This gain was offset by $9.9 million impairment charge related to other investments during year ended December 31, 2024, as well as a reduction in interest income as compared to the prior year.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased to 21.5% for the year ended December 31, 2024, as compared to 21.2% for the year ended December 31, 2023.  The increase was primarily driven by deliveries during the prior year period that carried higher incentives.

In the following table, we calculate our homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues, and further adjusted to exclude the effect of purchase price accounting for acquired work in process inventory, if applicable. See Note 3 Business Combinations in the Notes to the Consolidated Financial Statements for additional discussion regarding our methodology for estimating the fair value of acquired work in process inventory.

(dollars in thousands)

	Year Ended December 31,
	2024	%	2023	%

Home sales revenues	$4,302,638	100.0%	$3,604,434	100.0%
Cost of home sales revenues	(3,369,131)	(78.3)%	(2,838,436)	(78.7)%
Inventory impairment	(8,778)	(0.2)%	(1,877)	(0.1)%
Homebuilding gross margin	924,729	21.5%	764,121	21.2%
Add: Inventory impairment	8,778	0.2%	1,877	0.1%
Add: Interest in cost of home sales revenues	60,286	1.4%	45,927	1.3%
Add: Purchase price accounting for acquired work in process inventory	9,443	0.2%	—	—%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$1,003,236	23.3%	$811,925	22.5%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the year ended December 31, 2024, our adjusted homebuilding gross margin percentage excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory was 23.3% as compared to 22.5% for 2023. We believe the above information is meaningful as it isolates the impact that inventory impairment (if applicable), indebtedness, and acquisitions (if applicable) have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to previous periods and our competitors.

Selling, General and Administrative Expense

(dollars in thousands)

	Year Ended December 31,		Change
	2024	2023	Amount	%
Selling, general and administrative	$516,489	$447,311	$69,178	15.5%
As a percentage of home sales revenue	12.0%	12.4%

Our selling, general and administrative expense increased $69.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily attributable to an increase in internal and external commission expense associated with the increase in home sales revenue and increased compensation and other costs due to increased active community count, and partially offset by decreased stock compensation expense. As a percentage of home sales revenue, our selling, general and administrative expense decreased 40 basis points during the year ended December 31, 2024, driven primarily by increased revenue on a partially fixed cost base.

Income Tax Expense

Our income tax expense for the year ended December 31, 2024 was $106.2 million, or 24.1% of income before income tax expense, as compared to $91.6 million, or 26.1% of income before income tax expense, for the year ended December 31, 2023.

Our effective tax rate of 24.1% for the year ended December 31, 2024 is comprised of our statutory federal and blended state rate of 24.5%, partially offset by certain permanent differences between taxable income and GAAP income before tax expense. These differences include disallowed deductions for executive compensation offset by estimated federal energy home credits for current year home deliveries and other items, which combined resulted in a net decrease in our effective tax rate of 0.4%.

Our effective rates for the years ended December 31, 2024 and 2023 were impacted by benefits of $6.6 million and $2.6 million, respectively, as a result of federal energy efficient home credits. The Inflation Reduction Act of 2022 (“IRA”) extended the energy efficient home credit beginning January 1, 2023, requiring a more rigorous certification process than previous years and provides a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively.

Segment Assets

(dollars in thousands)

	December 31,	December 31	Increase (Decrease)
	2024	2023	Amount	Change
West	$780,991	$786,489	$(5,498)	(0.7)%
Mountain	1,026,047	1,051,052	(25,005)	(2.4)%
Texas	834,815	577,129	257,686	44.6%
Southeast	616,747	503,249	113,498	22.6%
Century Complete	468,256	386,444	81,812	21.2%
Financial Services	478,730	450,208	28,522	6.3%
Corporate	326,886	384,791	(57,905)	(15.0)%
Total assets	$4,532,472	$4,139,362	$393,110	9.5%

Total assets increased by $393.1 million, or 9.5%, to $4.5 billion at December 31, 2024, as compared to $4.1 billion at December 31, 2023, primarily as a result of changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities and an increase in the number of homes under construction.

Lots owned and controlled

	December 31, 2024			December 31, 2023			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	4,211	4,286	8,497	4,036	3,259	7,295	4.3%	31.5%	16.5%
Mountain	9,037	4,052	13,089	8,615	5,025	13,640	4.9%	(19.4)%	(4.0)%
Texas	12,632	8,935	21,567	8,647	11,027	19,674	46.1%	(19.0)%	9.6%
Southeast	5,173	12,270	17,443	5,486	10,941	16,427	(5.7)%	12.1%	6.2%
Century Complete	4,703	15,333	20,036	3,839	12,845	16,684	22.5%	19.4%	20.1%
Total	35,756	44,876	80,632	30,623	43,097	73,720	16.8%	4.1%	9.4%

During the year ended December 31, 2024, we continued to strategically increase our lot pipeline, including both organically and through acquisitions, resulting in 80,632 lots owned and controlled at December 31, 2024, compared to 73,720 at December 31, 2023. Of our total lots owned and controlled as of December 31, 2024, 44.3% were owned and 55.7% were controlled, as compared to 41.5% owned and 58.5% controlled as of December 31, 2023.

Other Homebuilding Operating Data

Net new home contracts

	Year Ended
	December 31,		Increase (Decrease)
	2024	2023	Amount	% Change
West	1,490	1,159	331	28.6%
Mountain	2,005	1,614	391	24.2%
Texas	1,987	1,630	357	21.9%
Southeast	1,619	1,296	323	24.9%
Century Complete	3,575	3,129	446	14.3%
Total	10,676	8,828	1,848	20.9%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2024 increased by 1,848 homes, or 20.9%, to 10,676 as compared to 8,828 for the year ended December 31, 2023. These increases were primarily due to more homes available for sale, and supported by underlying solid demand for affordable new homes.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the years ended December 31, 2024 and 2023 by segment is included in the table below:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	% Change
West	4.3	3.7	0.6	16.2%
Mountain	3.5	3.1	0.4	12.9%
Texas	3.0	3.6	(0.6)	(16.7)%
Southeast	4.0	4.0	—	—%
Century Complete	2.6	2.5	0.1	4.0%
Total	3.2	3.1	0.1	3.2%

Selling communities

	Selling Communities		Average Selling Communities
	As of December 31,		For the year ended December 31,
	2024	2023	2024	2023
West	30	27	29	26
Mountain	49	51	48	43
Texas	78	43	56	38
Southeast	42	27	34	27
Century Complete	123	103	114	103
Total	322	251	281	237

Our selling communities increased by 71 communities to 322 communities as of December 31, 2024, as compared to 251 communities at December 31, 2023. This 28.2% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts during the year ended December 31, 2024, and includes our acquisition of Anglia, which added 26 new communities in our Texas segment at acquisition.

Backlog

(dollars in thousands)

	As of December 31,
	2024			2023			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	159	$100,306	$630.9	106	$67,425	$636.1	50.0%	48.8%	(0.8)%
Mountain	149	83,915	563.2	163	92,785	569.2	(8.6)%	(9.6)%	(1.1)%
Texas	177	54,314	306.9	168	53,044	315.7	5.4%	2.4%	(2.8)%
Southeast	107	49,778	465.2	131	57,165	436.4	(18.3)%	(12.9)%	6.6%
Century Complete	258	62,849	243.6	502	130,362	259.7	(48.6)%	(51.8)%	(6.2)%
Total / Weighted Average	850	$351,162	$413.1	1,070	$400,781	$374.6	(20.6)%	(12.4)%	10.3%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of December 31, 2024, we had 850 homes in backlog, which represents a decrease of 20.6% as compared to 1,070 homes in backlog at December 31, 2023, with a total value of $351.2 million, as compared to $400.8 million at December 31, 2023. Backlog dollar value decreased due to the decrease in the number of backlog units, and was partially offset by a 10.3% increase in the average sales price of backlog units, largely due to mix.

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents, cash held in escrow and revolving line of credit availability, was $918.0 million as of December 31, 2024, compared to $1.1 billion as of December 31, 2023.

Our principal uses of capital for the year ended December 31, 2024 were our land purchases, land development, home construction, the acquisition of Anglia and Landmark, share repurchases, dividends, and the payment of routine liabilities.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and fund our purchases of land, as well as land development, home construction activities, and other cash needs. We had $135.5 million outstanding under our revolving line of credit as of December 31, 2024, as compared to no amounts outstanding as of December 31, 2023. This increase in borrowings was primarily driven by an increased community count and an increase in our investment in homes under construction during 2024, as well as our acquisitions of Anglia and Landmark.

Our Financial Services operations use funds generated from operations, and availability under our mortgage repurchase facilities to finance its operations, including originations of mortgage loans to our homebuyers.

Our Century Living operations use excess cash from our operations, as well as project specific secured financing under construction loan agreements, to fund development of multi-family projects.

We believe that we will be able to fund our current liquidity needs for at least the next twelve months with our cash on hand, cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms based on the macro-economy and market conditions at the time. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as our revolving line of credit. We believe we are well positioned from a cash and liquidity standpoint to operate in an uncertain environment and to pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations as of December 31, 2024 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt maturities, including interest (1)	$1,714,561	$325,793	$681,271	$707,497	$—
Operating leases (2)	16,024	4,308	8,025	3,644	47
Total contractual obligations	$1,730,585	$330,101	$689,296	$711,141	$47

(1)Consists of principal payments in accordance with our revolving line of credit, mortgage repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2024. See Note 11 – Debt in the Notes to the Consolidated Financial Statements for further detail.

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

As of December 31, 2024, we had outstanding purchase contracts and option contracts for 44,876 lots totaling approximately $2.7 billion and we had $92.5 million of deposits for land contracts, of which $54.7 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 11 – Debt in the Notes to the Consolidated Financial Statements. We are required to meet certain covenants, and as of December 31, 2024, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 11 – Debt in the Notes to the Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$496,428	$495,656
6.750% senior notes, due June 2027(1)	498,027	497,210
Other financing obligations(2)	113,454	69,605
Notes payable	1,107,909	1,062,471
Revolving line of credit	135,500	—
Mortgage repurchase facilities	232,804	239,298
Total debt	$1,476,213	$1,301,769

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements, as described below. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

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

3.875% Senior Notes Due 2029

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% Senior Notes due 2029 (which we refer to as the “2029 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”). The 2029 Notes were issued under an Indenture, dated as of August 23, 2021, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “August 2021 Indenture,” as it may be supplemented or amended from time to time). The 2029 Notes were issued at 100% of their principal amount and we received proceeds of $493.8 million, net of $6.2 million in issuance costs. The August 2021 Indenture contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2029 Notes is due August 2029, with interest only payments due semi-annually in February and August of each year, beginning on February 15, 2022. As of December 31, 2024, the aggregate obligation, inclusive of unamortized financing costs on the 2029 Notes, was $496.4 million.

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

The Initial Notes due 2027 and Exchange Notes due 2027 (which we refer to collectively, as the “Existing Notes due 2027”) will be treated as a single series of notes under the May 2019 Indenture, and will vote as a single class of notes for all matters submitted to a vote of holders under the May 2019 Indenture. The Existing Notes due 2027 are unsecured senior obligations which are guaranteed on an unsecured senior basis by certain of our current and future subsidiaries. The May 2019 Indenture governing the Existing Notes due 2027 contains certain restrictive covenants on issuing future secured debt and other transactions.  The aggregate principal balance of the Existing Notes due 2027 is due June 2027, with interest only payments due semi-annually in June and December of each year, which began on December 1, 2019. As of December 31, 2024, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2027, was $498.0 million.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $139.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of December 31, 2024 and 2023, $102.4 million and $44.9 million were outstanding under the construction loan agreements, respectively, with borrowings that bore a weighted average interest rate of 6.5% and 7.4% as of December 31, 2024 and 2023, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On November 1, 2024, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association, as Administrative Agent, and the lenders party thereto. The Credit Agreement, which replaced our prior Second Amended and Restated Credit Agreement, provides us with a senior unsecured revolving credit facility (which we refer to as the “revolving line of credit”) of up to $900 million. The revolving line of credit includes a $250 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400 million. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, the revolving line of credit will mature on November 1, 2028, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date and up to three times during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of December 31, 2024, $135.5 million was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.9%, and we were in compliance with all covenants thereunder. As of December 31, 2023, no amounts were outstanding under our prior revolving line of credit.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $425.0 million as of December 31, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 14, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.1% as of December 31, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2024 and 2023, we had $232.8 million and $239.3 million outstanding under the repurchase facilities, respectively, and we were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of December 31, 2024 and 2023, we had $563.5 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchase Program

Our stock repurchase programs, authorized by our Board of Directors, authorize us to repurchase up to 9.0 million shares of our outstanding common stock, of which 4.7 million shares remained available to be repurchased as of December 31, 2024. During the year ended December 31, 2024, an aggregate of 1.0 million shares were repurchased for a total purchase price of approximately $83.8 million at a weighted average price of $81.55 per share, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. During the year ended December 31, 2023, an aggregate of 278.2 thousand shares were repurchased for a total purchase price of approximately $19.2 million at a weighted average price of $69.09 per share.

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

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2024 and 2023 (in thousands, except per share information):

			Year Ended December 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148
November 7, 2024	November 27, 2024	December 11, 2024	$0.26	$8,122

			Year Ended December 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341
November 8, 2023	November 29, 2023	December 13, 2023	$0.23	$7,307

While we expect to continue to pay quarterly cash dividends on our common stock during 2025, the declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our Board of Directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy, and general financial condition, as well as general business conditions.

Cash Flows—Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For the years ended December 31, 2024 and 2023, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $125.7 million during the year ended December 31, 2024 as compared to net cash provided by operating activities of $41.6 million during the prior year. This change is primarily a result of increased expenditures related to land acquisition and increased expenditures associated with the construction of homes during year ended December 31, 2024 as compared to the year ended December 31, 2023. These increased expenditures were primarily offset by a $74.6 million increase in net income in 2024 compared to the prior year.

•Net cash used in investing activities increased to $232.7 million during the year ended December 31, 2024, compared to $132.0 million used during the prior year. This increase was primarily related to (1) $159.7 million in expenditures related to our acquisitions of Anglia and Landmark during the year ended December 31, 2024 and (2) a $38.0 million increase in expenditures related to the development, construction, and management of multi-family rental properties by our wholly owned subsidiary, Century Living during the year ended December 31, 2024 compared to the prior year. These increases were offset by proceeds received from the sale of one multi-family rental property of $91.3 million during the year ended December 31, 2024.

•Net cash provided by financing activities was $40.3 million during the year ended December 31, 2024, compared to $23.9 million during the prior year. This change was primarily attributable to (1) a $135.5 million increase in net borrowings under our revolving line of credit; and (2) a $20.0 million increase in net borrowings under construction loan agreements, in each case, during the year ended December 31, 2024, and as compared to the prior year. These increases were partially offset by (1) $83.8 million in repurchases of our common stock during the year ended December 31, 2024 as compared to $19.2 million in repurchases of our common stock during the prior year, and (2) a $48.2 million increase in net payments for our mortgage repurchase facilities during the year ended December 31, 2024 compared to the prior year.

As of December 31, 2024, our cash and cash equivalents and restricted cash balance was $175.3 million, as compared to $242.0 million as of December 31, 2023.

Supplemental Guarantor Information

Our 6.750% Senior Notes due 2027 and our 3.875% Senior Notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of December 31, 2024, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

The following summarized financial information is presented for Century Communities, Inc. and the Guarantors on a combined basis after eliminating intercompany transactions and balances among Century Communities, Inc. and the Guarantors, as well as their investment in, and equity in earnings from Non-Guarantors.

Summarized Balance Sheet Data (in thousands)	December 31, 2024

Assets
Cash and cash equivalents	$522
Cash held in escrow	3,004
Accounts receivable	39,460
Due from non-guarantors	26,980
Inventories	3,454,337
Prepaid expenses and other assets	329,620
Property and equipment, net	154,767
Deferred tax assets, net	22,220
Goodwill	41,109
Total assets	$4,072,019
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$130,941
Accrued expenses and other liabilities	270,534
Notes payable	1,107,909
Revolving line of credit	135,500
Total liabilities	1,644,884
Stockholders’ equity	2,427,135
Total liabilities and stockholders’ equity	$4,072,019

Summarized Statements of Operations Data (in thousands)	Year Ended
December 31, 2024

Total homebuilding revenues	$4,305,391
Total homebuilding cost of revenues	(3,369,338)
Selling, general and administrative	(516,489)
Inventory impairment	(8,778)
Other expense	(5,436)
Income before income tax expense	405,350
Income tax expense	(97,864)
Net income	$307,486

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

Home Sales Revenues and Profit Recognition

Under Accounting Standards Codification (which we refer to as “ASC”) 606 Revenue from Contracts with Customers, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are delivered and title has passed to our homebuyers.  We generally satisfy our performance obligations in less than one year from the contract date. In order to promote sales of the homes, we may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis, and primarily include price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $8.8 million and $7.9 million at December 31, 2024 and 2023, respectively.

Inventories and Cost of Sales

We capitalize pre-acquisition, land, land development, and other allocated costs, including interest, during periods of entitlement, development and home construction.

Land, land development, and other common costs are allocated to inventory using the relative-sales-value method; however, as lots within a project typically have comparable market values, we generally allocate land, land development, and common costs equally to each lot within the project. Home construction costs are recorded using the specific-identification method. Cost of sales for homes delivered includes the allocation of construction costs of each home and all applicable land acquisition, land development, and related common costs, both incurred and estimated to be incurred. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining homes in the community.

When a home is delivered, we generally have not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of home sales revenues are recorded for the amount that is estimated will ultimately be paid related to completed homes.

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

When an indicator of impairment is identified, we prepare and analyze cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of the respective inventories. A community with a fair value less than its carrying value is impaired and is written down to fair value. Such losses, if any, are reported within homebuilding gross margin. The discount rate used in determining each asset’s fair value reflects inherent risks associated with the related estimated cash flows, as well as current risk-free rates available in the market and estimated market risk premiums. When estimating future discounted cash flows, we have utilized a weighted-average discount rate of approximately 14% in our valuations during the year ended December 31, 2024, and 12% during the years ended December 31, 2023, and 2022, respectively. The discount rate utilized was most directly impacted by the stage of construction and the estimated completion of selling efforts in the community, which were generally less than 16 months from the impairment date on average.

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

For the years ended December 31, 2024, 2023, and 2022, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2024	15	322
Year ended December 31, 2023	7	251
Year ended December 31, 2022	58	208

During the year ended December 31, 2024, we determined that inventory with a carrying value before impairment of $49.5 million within 9 communities across our Century Complete, Southeast, and Texas segments was not recoverable. Inventory impairment charges in 2024, which were all related to communities in which we are actively selling homes, were driven by our decision to increase incentives in certain communities directed at improving our sales absorptions primarily on move-in ready homes. Accordingly, we recognized impairment charges of an aggregate $8.8 million in order to record the communities at fair value. During the year ended December 31, 2023, we recorded impairment charges of $1.9 million for 5 communities, and during the year ended December 31, 2022, we recorded $10.1 million for 22 communities. The impairment charges are included in inventory impairment in our consolidated statements of operations.

Self-Insurance

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable.

As of December 31, 2024, our self-insurance reserve for incurred but not reported construction defect claims was $33.0 million, compared to $23.7 million as of December 31, 2023. The self-insurance reserve estimate requires significant management judgment and assumptions, and is based on a third-party actuarial analysis that relies primarily upon industry data and partially on our historical claims to estimate overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Assumptions used in developing estimates can fluctuate as a result of unforeseen developments in claims relative to markets in which we operate, inflation rates, regulatory or legal changes, and other factors. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded reserves. Amounts accrued are included in accrued expenses and other liabilities on consolidated balance sheets and adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. We decreased our self-insurance reserve by $0.8 million during the year ended December 31, 2024, and we decreased our self-insurance reserve by $3.4 million during the year ended December 31, 2023.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the years ended December 31, 2024 and 2023. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before loss on debt extinguishment (if applicable), inventory impairment (if applicable), purchase price accounting for acquired work in process inventory (if applicable), and impairment on other investments (if applicable). We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA nor adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

(dollars in thousands)

	Year Ended December 31,
	2024	2023	% Change
Net income	$333,816	$259,224	28.8%
Income tax expense	106,244	91,606	16.0%
Interest in cost of home sales revenues	60,286	45,927	31.3%
Interest income	(2,733)	(7,222)	(62.2)%
Depreciation and amortization expense	24,286	15,774	54.0%
EBITDA	$521,899	$405,309	28.8%
Inventory impairment	8,778	1,877	367.7%
Impairment on other investment	9,902	—	NM
Purchase price accounting for acquired work in process inventory	9,443	—	NM
Adjusted EBITDA	$550,022	$407,186	35.1%

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

(dollars in thousands)

	December 31,	December 31,
	2024	2023
Notes payable	$1,107,909	$1,062,471
Revolving line of credit	135,500	—
Construction loan agreements	(102,436)	(44,895)
Total homebuilding debt	1,140,973	1,017,576
Total stockholders' equity	2,620,856	2,386,936
Total capital	$3,761,829	$3,404,512
Homebuilding debt to capital	30.3%	29.9%

Total homebuilding debt	$1,140,973	$1,017,576
Cash and cash equivalents	(149,998)	(226,150)
Cash held in escrow	(3,004)	(101,845)
Net homebuilding debt	987,971	689,581
Total stockholders' equity	2,620,856	2,386,936
Net capital	$3,608,827	$3,076,517

Net homebuilding debt to net capital	27.4%	22.4%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted net income and adjusted diluted earnings per share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define adjusted net income as consolidated net income before (i) income tax expense, (ii) inventory impairment, if applicable (iii) restructuring costs, if applicable and (iv) loss on debt extinguishment, if applicable, (v) purchase price accounting for acquired work in process inventory, if applicable, and (vi) impairment on other investments, if applicable, less adjusted income tax expense, calculated using our estimated annual effective tax rate after discrete items for the applicable period. Adjusted EPS is calculated by dividing adjusted net income by weighted average common shares – diluted.

(in thousands, except share and per share information)

	Year Ended December 31,
	2024	2023
Numerator
Net income	$333,816	$259,224
Denominator
Weighted average common shares outstanding - basic	31,510,282	31,918,942
Dilutive effect of stock-based compensation awards	600,553	290,417
Weighted average common shares outstanding - diluted	32,110,835	32,209,359
Earnings per share:
Basic	$10.59	$8.12
Diluted	$10.40	$8.05

Adjusted earnings per share
Numerator
Net income	$333,816	$259,224
Income tax expense	106,244	91,606
Income before income tax expense	440,060	350,830
Inventory impairment	8,778	1,877
Impairment on other investment	9,902	—
Purchase price accounting for acquired work in process inventory	9,443	—
Adjusted income before income tax expense	468,183	352,707
Adjusted income tax expense(1)	(113,034)	(92,096)
Adjusted net income	$355,149	$260,611

Denominator - Diluted	32,110,835	32,209,359

Adjusted diluted earnings per share	$11.06	$8.09

(1)The tax rates used in calculating adjusted net income for the years ended December 31, 2024 and 2023 were 24.1% and 26.1%, respectively, which reflect our GAAP tax rates for the applicable periods.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Agreement and construction loan agreements.

On November 1, 2024, the Company entered into a Credit Agreement with U.S. Bank National Association, as Administrative Agent, and the lenders party thereto, replacing our prior Second Amended and Restated Credit Agreement. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by the Company, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on the leverage ratio of the Company, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on the Company’s leverage ratio of the unused portion of the revolving line of credit and other customary fees.

Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the SOFR, plus an applicable margin.

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

The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our debt obligations as of December 31, 2024. Weighted average variable interest rates are based on the variable interest rates at December 31, 2024.

(dollars in thousands)

								Fair Value at
	Fiscal Year Ending December 31,							December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	2024
Fixed Rate	$11,018	$—	$500,000	$31,886	$500,000	$—	$1,042,904	$988,529
Average Interest Rate	6.7%	—%	6.8%	6.8%	3.9%	—%	5.4%
Variable Rate	$232,804	$70,550	$—	$135,500	—	$—	$438,854	$438,854
Average Interest rate	6.1%	6.4%	—%	5.9%	—%	—%	6.1%

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. The Federal Reserve aggressively raised the federal funds interest rates during 2022 and 2023, in order to mitigate persistent inflation, which significantly impacting the U.S housing market. While the Federal Reserve reduced the federal funds interest rate during the second half of 2024, we cannot provide any assurance as to the impact of changes to the federal funds interest rate or mortgage rates on our current or future business. Inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2024, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. In accordance with the SEC's published guidance, because we acquired Landmark and Anglia during the year ended December 31, 2024, management has excluded these companies from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Landmark and Anglia constituted 0.3% and 2.4% of total assets, respectively, as of December 31, 2024 and 1.1% and 1.1% of home sales revenues, respectively, and 0.4% and (0.4)% of income before income tax expense, respectively, for the year ended December 31, 2024.

Our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2024 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except for changes to integrate the operations of Anglia.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Century Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Landmark Homes of Tennessee, Inc. or Anglia Homes LP, which are included in the 2024 consolidated financial statements of the Company and constituted 0.3% and 2.4% of total assets, respectively, as of December 31, 2024 and 1.1% and 1.1% of home sales revenues, respectively, and 0.4% and (0.4)% of income before income tax expense, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Landmark Homes of Tennessee, Inc. or Anglia Homes LP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated January 29, 2025 expressed an unqualified opinion thereon.

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

January 29, 2025

ITEM 9B.    OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (which we refer to as our “2025 Proxy Statement”).

During the fourth quarter of 2024, we did not make any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors, as described in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for our 2025 Proxy Statement, except for the information in such sections of our 2025 Proxy Statement where it is specifically stated that such information is not incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our 2025 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our 2025 Proxy Statement.

Item 14.    Principal AccountAnt Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2025 Proxy Statement.

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

3.2

Amended and Restated Bylaws of Century Communities, Inc., effective January 1, 2025 (incorporated by reference to Exhibit 3.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 8, 2024 (File No. 001-36491)).

4.1

Specimen Common Stock Certificate of Century Communities, Inc. (incorporated by reference to Exhibit 4.1 to the initial filing of the Registration Statement on Form S-1 of Century Communities, Inc. (File No. 333-195678) filed with the SEC on May 5, 2014).

4.2

Century Communities, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36491)).

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

10.9†

Amended and Restated Employment Agreement, effective as of January 1, 2025, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 27, 2024 (File No. 001-34691)).

10.10†

Amended and Restated Employment Agreement, effective as of January 1, 2025, between Century Communities, Inc. and Robert J. Francescon (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 27, 2024 (File No. 001-34691)).

10.11†

Amended and Restated Employment Agreement, dated as of July 28, 2020, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (File No. 001-36491)).

10.12†

Consulting Agreement, dated as of March 23, 2024, between Century Communities, Inc. and David Messenger (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-36491)).

10.13†

Form of Director and Officer Indemnification Agreement between Century Communities, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-36491)).

10.14†	Form of Confidentiality and Non-Solicitation Agreement between Century Communities, Inc. and each of its employees (filed herewith).

10.15*

Credit Agreement, dated as of November 1, 2024, by and among Century Communities, Inc., the Lenders party thereto, U.S. Bank National Association, as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and BMO Bank N.A., as Co-Syndication Agents, Fifth Third Bank, National Association, PNC Bank, National Association and Zions Bancorporation, N.A. dba Vectra Bank Colorado, as Co-Documentation Agents, and U.S. Bank National Association, as Sole Book Runner, and U.S. Bank National Association, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association and PNC National Association, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on November 4, 2024 (File No. 001-36491)).

10.16*

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

10.18*

Purchase Agreement, dated August 3, 2021, among Century Communities, Inc., the Guarantors party thereto, and BofA Securities, Inc., as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 5, 2021 (File No. 001-36491)).

19.1	Century Communities, Inc. Insider Trading Policy, Amended and Restated as of November 7, 2024 (filed herewith).

21.1	Subsidiaries of Century Communities, Inc. (filed herewith).

22.1	List of Guarantor Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of Attorney (filed herewith and included on signature page).

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.3	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1†

Century Communities, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-34691)).

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

_____________________

*Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

†Management contract or compensatory plan or arrangement

ITEM 16.FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Communities, Inc.

Date: January 29, 2025	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman (Co-Principal Executive Officer)

Date: January 29, 2025	By:	/s/ Robert J. Francescon
Robert J. Francescon
Chief Executive Officer and President (Co-Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Dale Francescon, Robert J. Francescon and J. Scott Dixon, or any of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Executive Chairman (Co-Principal Executive Officer)	January 29, 2025

/s/ Robert J. Francescon Robert J. Francescon	Chief Executive Officer, President and Director (Co-Principal Executive Officer)	January 29, 2025

/s/ J. Scott Dixon J. Scott Dixon	Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2025

/s/ Patricia L. Arvielo Patricia L. Arvielo	Director	January 29, 2025

/s/ John P. Box John P. Box	Director	January 29, 2025

/s/ Keith R. Guericke Keith R. Guericke	Director	January 29, 2025
/s/ James M. Lippman James M. Lippman	Director	January 29, 2025
/s/ Elisa Zúñiga Ramírez Elisa Zúñiga Ramírez	Director	January 29, 2025

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2025 expressed an unqualified opinion thereon.

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

At December 31, 2024, the Company reported inventories of approximately $3.5 billion. The Company’s inventories are inclusive of pre-acquisition, land, land development, and other allocated costs, including interest, during periods of entitlement, development and home construction. As more fully described in Note 1 to the consolidated financial statements, the Company reviews for events or circumstances that indicate the carrying amount of inventories may be impaired. The Company evaluates for indicators of impairment at the lowest level of identifiable cash flows, which have been determined to be the community level. The evaluation of indicators of impairment includes, but is not limited to, judgments based on factors such as significant decreases in local housing market values and selling prices of comparable homes, significant decreases to gross margins, costs significantly in excess of budget, and operating cash flow losses. The Company recorded inventory impairment charges of $8.8 million during the year ended December 31, 2024.

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

Denver, Colorado

January 29, 2025

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$149,998	$226,150
Cash held in escrow	3,004	101,845
Accounts receivable	50,318	76,213
Inventories	3,454,337	3,016,641
Mortgage loans held for sale	236,926	251,852
Prepaid expenses and other assets	419,384	350,193
Property and equipment, net	155,176	69,075
Deferred tax assets, net	22,220	16,998
Goodwill	41,109	30,395
Total assets	$4,532,472	$4,139,362
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$133,086	$147,265
Accrued expenses and other liabilities	302,317	303,392
Notes payable	1,107,909	1,062,471
Revolving line of credit	135,500	—
Mortgage repurchase facilities	232,804	239,298
Total liabilities	1,911,616	1,752,426
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,961,227 and 31,774,615 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	310	318
Additional paid-in capital	526,959	592,989
Retained earnings	2,093,587	1,793,629
Total stockholders' equity	2,620,856	2,386,936
Total liabilities and stockholders' equity	$4,532,472	$4,139,362

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Homebuilding revenues
Home sales revenues	$4,302,638	$3,604,434	$4,393,786
Land sales and other revenues	2,753	7,528	16,697
Total homebuilding revenues	4,305,391	3,611,962	4,410,483
Financial services revenues	92,897	80,223	95,433
Total revenues	4,398,288	3,692,185	4,505,916
Homebuilding cost of revenues
Cost of home sales revenues	(3,369,131)	(2,838,436)	(3,305,366)
Cost of land sales and other revenues	(207)	(2,147)	(10,628)
Total homebuilding cost of revenues	(3,369,338)	(2,840,583)	(3,315,994)
Financial services costs	(66,185)	(48,660)	(54,275)
Selling, general and administrative	(516,489)	(447,311)	(430,742)
Inventory impairment	(8,778)	(1,877)	(10,149)
Other income (expense)	2,562	(2,924)	(17,856)
Income before income tax expense	440,060	350,830	676,900
Income tax expense	(106,244)	(91,606)	(151,774)
Net income	$333,816	$259,224	$525,126

Earnings per share:
Basic	$10.59	$8.12	$16.12
Diluted	$10.40	$8.05	$15.92
Weighted average common shares outstanding:
Basic	31,510,282	31,918,942	32,578,967
Diluted	32,110,835	32,209,359	32,977,935

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

			Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2021	33,761	$338	$697,845	$1,066,325	$1,764,508
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	518	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(201)	(2)	(12,752)	—	(12,754)
Repurchases of common stock	(2,305)	(23)	(120,623)	—	(120,646)
Stock-based compensation expense	—	—	20,049	—	20,049
Cash dividends declared and dividend equivalents	—	—	323	(26,357)	(26,034)
Other	—	—	(34)	—	(34)
Net income	—	—	—	525,126	525,126
Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	450	4	(4)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(170)	(2)	(10,670)	—	(10,672)
Repurchases of common stock	(278)	(2)	(19,225)	—	(19,227)
Stock-based compensation expense	—	—	36,777	—	36,777
Cash dividends declared and dividend equivalents	—	—	1,308	(30,689)	(29,381)
Net income	—	—	—	259,224	259,224
Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Vesting of stock-based compensation awards and issuance of unrestricted common stock awards	335	3	(3)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(121)	(1)	(10,472)	—	(10,473)
Repurchases of common stock	(1,028)	(10)	(83,828)	—	(83,838)
Excise tax on net repurchases of common stock			(702)		(702)
Stock-based compensation expense	—	—	27,868	—	27,868
Cash dividends declared and dividend equivalents	—	—	1,107	(33,858)	(32,751)
Net income	—	—	—	333,816	333,816
Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$333,816	$259,224	$525,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,286	15,774	11,223
Stock-based compensation expense	27,868	36,777	20,049
Fair value adjustments of mortgage-related assets and liabilities	(1,584)	1,642	11,036
Inventory impairment	8,778	1,877	10,149
Impairment on other investment	9,902	—	—
Abandonment of lot option contracts	6,036	3,373	11,564
Deferred income taxes	(5,222)	3,858	383
(Gain) loss on sale of assets	(24,545)	1,922	2,196
Changes in assets and liabilities:
Cash held in escrow	98,841	(45,276)	(4,272)
Accounts receivable	26,501	(23,416)	(10,865)
Inventories	(313,674)	(185,095)	(381,404)
Mortgage loans held for sale	6,087	(45,719)	139,956
Prepaid expenses and other assets	(50,951)	(15,615)	(19,896)
Accounts payable	(15,571)	40,339	22,247
Accrued expenses and other liabilities	(4,873)	(8,037)	(22,145)
Net cash provided by operating activities	125,695	41,628	315,347
Investing activities
Purchases of property and equipment	(38,970)	(43,318)	(20,406)
Proceeds from sale of property and equipment	11,788	178	238
Expenditures related to development of rental properties	(126,578)	(88,538)	(30,291)
Proceeds from sale of rental properties	91,250	—	—
Payments for business combinations	(159,706)	—	—
Other investing activities	(10,474)	(302)	(3,805)
Net cash used in investing activities	(232,690)	(131,980)	(54,264)
Financing activities
Borrowings under revolving credit facilities	1,901,000	150,000	1,478,000
Payments on revolving credit facilities	(1,765,500)	(150,000)	(1,478,000)
Borrowing under construction loan agreements	96,464	37,506	7,389
Payments on construction loan agreements	(38,923)	—	—
Proceeds from issuance of insurance premium notes and other	19,618	26,511	26,278
Principal payments on insurance premium notes and other	(33,310)	(22,546)	(14,771)
Debt issuance costs	(5,461)	—	—
Net proceeds (payments) for mortgage repurchase facilities	(6,494)	41,672	(134,250)
Withholding of common stock upon vesting of stock-based compensation awards	(10,473)	(10,672)	(12,754)
Repurchases of common stock under stock repurchase program	(83,838)	(19,227)	(120,646)
Dividend payments	(32,751)	(29,381)	(26,034)
Other financing activities	(17)	—	(44)
Net cash provided by (used in) financing activities	40,315	23,863	(274,832)
Net decrease	$(66,680)	$(66,489)	$(13,749)
Cash and cash equivalents and Restricted cash
Beginning of period	242,003	308,492	322,241
End of period	$175,323	$242,003	$308,492
Supplemental cash flow disclosure
Cash paid for income taxes	$102,384	$80,380	$168,117
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$149,998	$226,150	$296,724
Restricted cash (Note 7)	25,325	15,853	11,768
Cash and cash equivalents and Restricted cash	$175,323	$242,003	$308,492

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2024, 2023 and 2022

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage, and escrow services, respectively, primarily to our homebuyers have been identified as our Financial Services segment. Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

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

Land, land development, and other common costs are allocated to inventory using the relative-sales-value method; however, as lots within a project typically have comparable market values, we generally allocate land, land development, and common costs equally to each lot within the project. Home construction costs are recorded using the specific-identification method. Cost of sales for homes delivered includes the allocation of construction costs of each home and all applicable land acquisition, land development, and related common costs, both incurred and estimated to be incurred. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated to the remaining homes in the community.

When a home is delivered, the Company generally has not paid all incurred costs necessary to complete the home, and a liability and a charge to cost of home sales revenues are recorded for the amount that is estimated will ultimately be paid related to delivered homes.

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

During the year ended December 31, 2024, we determined that inventory with a carrying value before impairment of $49.5 million within 9 communities across our Century Complete, Southeast, and Texas segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $8.8 million in order to record the communities at fair value. During the year ended December 31, 2023, we recorded impairment charges of $1.9 million for 5 communities and during the year ended December 31, 2022, we recorded impairment charges of $10.1 million for 22 communities. The impairment charges are included in inventory impairment in our consolidated statements of operations.

Home Sales Revenues and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are delivered and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date.  In order to promote sales of the homes, we may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis, and primarily include price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets. Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $8.8 million and $7.9 million at December 31, 2024 and 2023, respectively.

Performance Deposits

We are occasionally required to make a land, bond, and utility cash deposits as each new development is started. These amounts typically are refundable as homes are delivered, or development obligations are completed. Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheets.

Lot Option and Escrow Deposits

We enter into lot option and purchase agreements with unrelated parties to acquire lots for the construction of homes. Under these agreements, we have paid deposits, which in many cases are non-refundable, in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Lot option and escrow deposits are included in prepaid expenses and other assets on the consolidated balance sheets. We charge to expense non-refundable deposit and capitalized pre-acquisition costs, when it is probable that the lots will not be acquired.  During the year ended December 31, 2024, 2023, and 2022 we terminated certain contracts in our markets that no longer met our investment criteria, resulting in a charges of $6.0 million, $3.4 million, and $11.6 million, respectively, which are included in other expense in our consolidated statements of operations.

Model Homes and Sales Facilities

Costs related to our model homes and sales facilities are treated in one of three ways depending on their nature. Costs directly attributable to the home including upgrades that are permanent and sold with the home are capitalized to inventory and included in cost of home sales revenues when the unit is delivered to the homebuyer. Marketing related costs, such as non-permanent signage, brochures and marketing materials as well as the cost to convert the model into a salable unit are expensed as incurred. Costs to furnish the model home sites, permanent signage, and construction of sales facilities are capitalized to property and equipment and depreciated over the estimated life of the community based on the number of lots in the community which typically range from 1 to 3 years.

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

Financial Services

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

Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives, as well as any gains or losses upon settlement, are reflected in financial services revenue on the consolidated statements of operations.

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the consolidated statements of operations, and include (1) net gain on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for or benefit from investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, credits, and discount points provided directly to our customers to reduce interest rates. Intercompany fees charged directly to the homebuilder related to commitment agreements entered into between our homebuilding and Financial Services segments are eliminated from financial services revenue on the consolidated statements of operations upon consolidation.

Financial service costs on the consolidated statement of operations primarily consist of general and administrative costs to support our mortgage, title, insurance brokerage and escrow services.

Stock-Based Compensation

We account for stock-based awards in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires us to estimate the grant date fair value of stock-based compensation awards and to recognize the fair value as compensation costs over the requisite service period, which is generally three years, for all awards that vest. We estimate an annual forfeiture rate at the time of grant based on historical experience, and revise the rate in subsequent periods, if necessary, based on actual forfeiture data. The fair value of our restricted stock units and awards in the form of unrestricted shares of common stock is equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. Stock-based compensation expense associated with outstanding performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. The performance share units granted during the fiscal years ended December 31, 2024, 2023, and 2022 have three-year performance-based metrics measured over performance periods ending on December 31 for each three-year period.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company records a corresponding valuation allowance against the deferred tax asset. As of December 31, 2024 and 2023, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statements of operations. As of December 31, 2024 and 2023 we had no reserves for uncertain tax positions.

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

As of December 31, 2024 and 2023, we determined our goodwill was not impaired.

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

As a result of our analysis, we determined that as of December 31, 2024 and 2023, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract. As of December 31, 2024 and 2023, we had non-refundable cash deposits totaling $54.7 million and $18.3 million, respectively, classified in prepaid expenses and other assets in our consolidated balance sheets for land option contracts. The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2024 and 2023, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $22.8 million, $14.9 million and $9.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Advertising and marketing costs are included in selling, general and administrative on the consolidated statements of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense

Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will become effective for us for the fiscal year ending December 31, 2027. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. We are currently evaluating the impact of the adoption of ASU 2024-03 on our consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s CODM. ASU 2023-07 became effective for us for the fiscal year ending December 31, 2024 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 2 – Reporting Segments in the Notes to the Consolidated Financial Statements.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our Century Complete brand currently has operations in 10 states and is managed separately from our four geographic regions. Accordingly, it is considered a separate operating segment.

Accordingly, we have presented our homebuilding operations as the following five reportable segments as of December 31, 2024:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, South Carolina)

We have identified our Financial Services operations, which provide mortgage, title, insurance brokerage, and escrow services to our homebuyers, as a sixth reportable segment. Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations, and to a lesser extent our Financial Services operations, through various functions, such as our executive, finance, treasury, human resources, accounting and legal departments.

Additionally, our wholly owned subsidiary, Century Living, LLC, is engaged in the development, construction and management of multi-family rental properties, currently all located in Colorado. Century Living, LLC is included in our Corporate segment.

Our Executive Chairman and our Chief Executive Officer, collectively, have been determined to be our Chief Operating Decision Makers (“CODMs”) to make key operating decisions and assess performance. The management of our four Century Communities geographic regions, Century Complete, and our Financial Services segment reports to our CODMs. The CODMs evaluate the segment’s operating performance and allocates resources for all of our reportable segments based on income before income tax expense. For all of the segments, the CODMs use segment income before income tax expense in the annual budget and forecasting process. The CODMs consider budget-to-actual forecast variances for income before tax expense on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. The measure of segment assets is reported on the consolidated balance sheets as total assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Commencing in the first quarter of 2023, our Century Complete operations in Texas were realigned and are now managed under our Texas segment. Accordingly, we have restated the corresponding segment information for the year ended December 31, 2022.

The following table summarizes total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Year Ended December 31, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Corporate	Total
Revenue	$901,889	$1,077,473	$627,071	$701,508	$997,450	$92,897	$—	$4,398,288
Cost of home sales	(689,566)	(855,579)	(498,671)	(533,376)	(783,591)	—	(8,348)	(3,369,131)
Inventory impairment	—	—	(3,435)	(1,142)	(4,201)	—	—	(8,778)
Selling, general and administrative	(68,505)	(87,892)	(66,579)	(63,294)	(98,919)	—	(131,300)	(516,489)
Financial services costs	—	—	—	—	—	(66,185)	—	(66,185)
Other segment items (1)	(1,404)	(4,130)	(340)	(1,605)	(1,957)	—	11,791	2,355
Income (loss) before tax expense	$142,414	$129,872	$58,046	$102,091	$108,782	$26,712	$(127,857)	$440,060

	Year Ended December 31, 2023
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Corporate	Total
Revenue	$667,269	$967,240	$461,414	$595,474	$920,565	$80,223	$—	$3,692,185
Cost of home sales	(522,404)	(768,421)	(373,691)	(433,700)	(732,209)	—	(8,011)	(2,838,436)
Inventory impairment	—	—	(679)	—	(1,198)	—	—	(1,877)
Selling, general and administrative	(54,964)	(79,646)	(42,814)	(52,761)	(87,736)	—	(129,390)	(447,311)
Financial services costs	—	—	—	—	—	(48,660)	—	(48,660)
Other segment items (1)	(398)	(5,215)	(439)	(2,010)	(379)	—	3,370	(5,071)
Income (loss) before tax expense	$89,503	$113,958	$43,791	$107,003	$99,043	$31,563	$(134,031)	$350,830

	Year Ended December 31, 2022
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Corporate	Total
Revenue	$1,075,507	$1,147,826	$531,188	$726,100	$929,862	$95,433	$—	$4,505,916
Cost of home sales	(786,566)	(863,586)	(402,643)	(523,557)	(731,414)	—	2,400	(3,305,366)
Inventory impairment	—	—	(2,037)	(2,592)	(5,520)	—	—	(10,149)
Selling, general and administrative	(65,608)	(77,107)	(49,756)	(57,112)	(78,201)	—	(102,958)	(430,742)
Financial services costs	—	—	—	—	—	(54,275)	—	(54,275)
Other segment items (1)	(4,787)	(14,608)	(1,956)	(3,801)	(1,183)	—	(2,149)	(28,484)
Income (loss) before tax expense	$218,546	$192,525	$74,796	$139,038	$113,544	$41,158	$(102,707)	$676,900

(1)Includes cost of land sales and other revenues, and other income (expense)

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2024	2023
West	$780,991	$786,489
Mountain	1,026,047	1,051,052
Texas	834,815	577,129
Southeast	616,747	503,249
Century Complete	468,256	386,444
Financial Services	478,730	450,208
Corporate	326,886	384,791
Total assets	$4,532,472	$4,139,362

Corporate assets primarily include costs associated with development of multi-family rental properties under construction, certain multi-family rental properties completed and available for leasing, certain cash and cash equivalents, certain property and equipment, deferred tax assets, certain receivables, and prepaid insurance.

3. Business Combinations

On January 22, 2024, we closed on the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represents a business combination. In connection with this acquisition, we allocated $3.4 million in goodwill to the Southeast operating segment, and we expect that $7.6 million of goodwill will be deductible for tax purposes. We incurred $0.1 million in acquisition costs, which are reflected in other expense in our consolidated statements of operations. From the acquisition date, Landmark’s results of operations, which include home sales revenues of $48.4 million and income before income tax expense of $2.0 million, inclusive of purchase price accounting, are included in our accompanying consolidated statements of operations for the year ended December 31, 2024.

On July 31, 2024, we closed on the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations, including 26 active communities, in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represents a business combination, as we determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets, and the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences. We incurred $0.5 million in acquisition costs, which are reflected in other expense in our consolidated statements of operations.

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

Amortizable intangible assets acquired include right of first refusal and non-compete agreements, which we estimated to have fair values of $0.9 million and $1.0 million, respectively. These intangible assets are amortized each over 2 years. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and in connection with this acquisition, we have allocated $7.4 million in goodwill to the Texas operating segment. We expect that $27.0 million of goodwill will be deductible for tax purposes.

We determined that Anglia’s carrying costs approximated fair value for all other acquired assets and assumed liabilities.

From the acquisition date, Anglia’s results of operations, which include home sales revenues of $49.3 million and loss before income tax expense of $1.7 million, inclusive of purchase price accounting, are included in our accompanying consolidated statements of operations for the year ended December 31, 2024.

4. Inventories

Inventories included the following (in thousands):

	December 31,	December 31,
	2024	2023
Homes under construction	$1,614,630	$1,334,584
Land and land development	1,755,382	1,609,459
Capitalized interest	84,325	72,598
Total inventories	$3,454,337	$3,016,641

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

As of December 31, 2024 and 2023, Inspire had mortgage loans held for sale with an aggregate fair value of $236.9 million and $251.9 million, respectively, and an aggregate outstanding principal balance of $241.6 million and $247.7 million, respectively. The loss from the change in fair value for mortgage loans held for sale was $8.8 million during the year ended December 31, 2024 and are included in financial services revenue on the consolidated statements of operations. The gain from the change in fair value of mortgage loans held for sale was $2.6 million during the year ended December 31, 2023, and the loss from the change in fair value for mortgage loans held for sale was $9.5 million for the year ended December 31, 2022.

Net gain on the sale of mortgage loans was $59.7 million, $54.9 million, and $41.2 million for the years ended December 31, 2024, 2023, and 2022 and are included in financial services revenue on the consolidated statements of operations.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate outstanding principal balance of $76.3 million and $49.6 million at December 31, 2024 and 2023, respectively, and carried a weighted average interest rate of approximately 5.5% and 5.8%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Refer to Note 14 – Fair Value Disclosures in the Notes to the Consolidated Financial Statements for further information regarding our derivative instruments.

6. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2024	2023
Land	9,209	1,507
Buildings and improvements	91,952	10,436
Leasehold improvements, furniture and fixtures, and other	15,306	11,373
Machinery and equipment	28,079	33,511
Model furnishings	30,003	23,057
Computer hardware and software	12,864	14,756
Property and equipment, gross	187,413	94,640
Less accumulated depreciation	(32,237)	(25,565)
Property and equipment, net	$155,176	$69,075

During the year ended December 31, 2024, certain multi-family rental properties were completed and became available for leasing; and as such, we reclassified $149.1 million from multi-family rental properties under construction, included in prepaid expenses and other assets on the consolidated balance sheets, to property and equipment, net on the consolidated balance sheets. Further, during the year ended December 31, 2024, one multi-family rental property was sold, resulting in a $23.3 million gain on sale reflected in other income (expense) on our consolidated statements of operations.

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid insurance	$27,384	$37,624
Lot option and escrow deposits	92,494	51,369
Performance deposits	10,561	10,170
Restricted cash (1)	25,325	15,853
Multi-family rental properties under construction (2)	119,441	136,300
Mortgage loans held for investment	31,858	27,867
Mortgage servicing rights	42,404	30,932
Other assets and prepaid expenses	69,917	40,078
Total prepaid expenses and other assets	$419,384	$350,193

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)During the year ended December 31, 2024, certain multi-family rental properties were completed and became available for leasing; and as such, we reclassified $149.1 million from multi-family rental properties under construction, included in prepaid expenses and other assets on the consolidated balance sheets, to property and equipment, net on the consolidated balance sheets.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2024	2023
Earnest money deposits	$8,786	$7,933
Warranty reserve	12,762	11,524
Self-insurance reserve	32,970	23,659
Accrued compensation costs	82,020	80,133
Land development and home construction accruals	112,392	120,224
Accrued interest	12,457	10,404
Income taxes payable	—	—
Other accrued liabilities	40,930	49,515
Total accrued expenses and other liabilities	$302,317	$303,392

9. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $3.1 million and $3.4 million during the years ended December 31, 2024 and 2023, respectively, which is included as a reduction to cost of home sales revenues on our consolidated statements of operations.

Changes in our warranty accrual for the years ended December 31, 2024 and 2023 are detailed in the table below (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$11,524	$13,136
Warranty expense provisions	11,059	9,373
Payments	(6,725)	(7,590)
Warranty adjustment	(3,096)	(3,395)
Ending balance	$12,762	$11,524

10. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based on third party actuarial analyses that are primarily based upon industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our third-party actuarial analyses, we reduced our self-insurance reserve by $0.8 million and $3.4 million, respectively, during the years ended December 31, 2024 and 2023. These adjustments are included in cost of home sales revenues on our consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the years ended December 31, 2024, and 2023 are detailed in the table below (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$23,659	$16,998
Self-insurance expense provisions	11,773	10,260
Payments	(1,674)	(153)
Self-insurance adjustment	(788)	(3,446)
Ending balance	$32,970	$23,659

11. Debt

Our outstanding debt obligations included the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
3.875% senior notes, due August 2029(1)	$496,428	$495,656
6.750% senior notes, due June 2027(1)	498,027	497,210
Other financing obligations(2)	113,454	69,605
Notes payable	1,107,909	1,062,471
Revolving line of credit	135,500	—
Mortgage repurchase facilities	232,804	239,298
Total debt	$1,476,213	$1,301,769

(1) The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2) As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements. As of December 31, 2023, other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings, as well as $44.9 million outstanding under construction loan agreements.

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

As of December 31, 2024, the aggregate obligation, inclusive of unamortized financing costs on the 2029 Notes, was $496.4 million.

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

As of December 31, 2024, the aggregate obligation, inclusive of unamortized financing costs on the Existing Notes due 2027, was $498.0 million.

Other Financing Obligations

As of December 31, 2024, other financing obligations included amounts related to insurance premium notes and certain secured borrowings, as well as outstanding borrowings under construction loan agreements.

Insurance premium notes and certain secured borrowings

As of December 31, 2024, $11.0 million of outstanding insurance premium notes, compared to $14.4 million of outstanding land development notes and $10.3 million outstanding insurance premium notes as of December 31, 2023.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements with various banks, (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $139.6 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate, and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through March 17, 2028, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of December 31, 2024 and 2023, $102.4 million and $44.9 million were outstanding under the construction loan agreements, respectively, with borrowings that bore a weighted average interest rate of 6.5% and 7.4% as of December 31, 2024 and 2023, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On November 1, 2024, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association, as Administrative Agent, and the lenders party thereto. The Credit Agreement, which replaced our prior Second Amended and Restated Credit Agreement, provides us with a senior unsecured revolving credit facility (which we refer to as the “revolving line of credit”) of up to $900 million. The revolving line of credit includes a $250 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400 million. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, the revolving line of credit will mature on November 1, 2028, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date and up to three times during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of December 31, 2024, $135.5 million was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.9%, and were in compliance with all covenants under the Credit Agreement. As of December 31, 2023, no amounts were outstanding under prior revolving line of credit.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $425.0 million as of December 31, 2024, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 14, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.1% as of December 31, 2024.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2024 and 2023, we had $232.8 million and $239.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Debt Maturities

Aggregate annual maturities of debt as of December 31, 2024 are as follows (in thousands):

2025	$243,822
2026	70,550
2027	500,000
2028	167,386
2029	500,000
Thereafter	—
Total	1,481,758
Less: Discount and deferred financing costs, net on senior notes	(5,545)
Carrying amount	$1,476,213

During the years ended December 31, 2024, 2023, and 2022, we paid approximately $78.9 million, $58.1 million, and $61.1 million, respectively, in interest expense payments.

12. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2024, 2023, and 2022, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest capitalized beginning of period	$72,598	$61,775	$53,379
Interest capitalized during period	72,013	56,750	63,065
Less: capitalized interest in cost of sales	(60,286)	(45,927)	(54,669)
Interest capitalized end of period	$84,325	$72,598	$61,775

13. Income Taxes

Our income tax expense for the years ended December 31, 2024, 2023 and 2022 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$92,177	$73,003	$119,255
State and local	19,289	14,745	32,136
Total current	111,466	87,748	151,391
Deferred
Federal	(4,467)	3,020	361
State and local	(755)	838	22
Total deferred	(5,222)	3,858	383
Income tax expense	$106,244	$91,606	$151,774

Total income tax expense differed from the amounts computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2024, 2023, and 2022, to income before income taxes as a result of the following items (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax expense	$92,413	$73,652	$142,149
State income tax expense, net of federal income tax expense benefit	15,439	12,966	26,284
Executive compensation	6,470	9,507	5,889
Excess tax benefits upon vesting of share based payment awards	(863)	(311)	(675)
Federal energy credits	(6,584)	(2,596)	(18,324)
State tax credits	-	(185)	(635)
Other	(631)	(1,427)	(2,914)
Income tax expense	$106,244	$91,606	$151,774

Income tax expense for the years ended December 31, 2024, 2023, and 2022 was impacted by benefits of $6.6 million, $2.6 million, and $18.3 million, respectively, associated with the Energy Efficient Home Credit under Internal Revenue Code Section 45L (which we refer to as “Federal Energy Credits”). During prior year period, the Federal Energy Credits provided eligible contractors a federal income tax credit of $2,000 for each home delivered that met the energy saving and certification requirements under the statute for homes delivered through December 31, 2022. The Inflation Reduction Act of 2022 modified the Federal Energy Credits beginning January 1, 2023 requiring a more rigorous certification process and provides a $2,500 or $5,000 tiered credit for new single-family homes meeting designated “Energy Star” or “Zero Energy” program requirements, respectively.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Warranty reserves	$3,196	$2,775
Stock-based compensation	1,938	1,682
Accrued compensation and other	13,628	12,812
Inventories, additional costs capitalized for tax	18,887	18,896
Lease liabilities	3,675	4,130
Amortizable intangible assets	4,103	—
Other	9,813	6,518
Deferred tax asset	55,240	46,813

Deferred tax liabilities
Prepaid expenses	(305)	(284)
Property and equipment	(12,325)	(13,061)
Mortgage servicing rights	(10,233)	(7,449)
Right of use assets	(3,355)	(3,909)
Other	(6,802)	(5,112)
Deferred tax liability	(33,020)	(29,815)
Net deferred tax asset	$22,220	$16,998

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2024 and 2023, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examinations and various state income tax examinations for calendar tax years for which the applicable statute of limitations remains open, ranging from calendar tax years ending 2019 through 2024. As of December 31, 2024, we are not currently under an income tax audit by any federal, state, or local authorities.

14. Fair Value Disclosures

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

•Mortgage loans held for investment at fair value – A portion of our mortgage loans held for investment, which were those determined to be unsaleable and transferred from mortgage loans held for sale, are recorded at fair value and are calculated based on Level 3 analysis which incorporates information including the value of underlying collateral, from markets where there is little observable trading activity.

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023, respectively (in thousands):

			December 31,	December 31,
	Balance Sheet Classification	Hierarchy	2024	2023

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$236,926	$251,852
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$21,478	$21,041
Derivative assets	Prepaid expenses and other assets	Level 2	$3,990	$1,618
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$42,404	$30,932
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$5,291

(1)A portion of our mortgage loans held for investment, which were those determined to be unsaleable and transferred from mortgage loans held for sale, are recorded at fair value. The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 8.5%, 10.6%, and $74 per year per loan, respectively, as of December 31, 2024 and 8.6%, 10.3%, and $72 per year per loan, respectively, as of December 31, 2023. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Mortgage servicing rights	2024	2023
Beginning of period	$30,932	$24,164
Originations	10,827	7,755
Settlements	(2,453)	(1,417)
Changes in fair value	3,098	430
End of period	$42,404	$30,932

	Year Ended December 31,
Mortgage loans held-for-investment at fair value	2024	2023
Beginning of period	$21,041	$18,875
Transfers from loans held for sale	2,157	4,666
Settlements	(813)	(1,368)
Reduction in unpaid principal balance	(569)	(881)
Changes in fair value	(338)	(251)
End of period	$21,478	$21,041

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$149,998	$149,998	$226,150	$226,150
3.875% senior notes (1)(2)	Level 2	$496,428	$446,875	$495,656	$436,875
6.750% senior notes (1)(2)	Level 2	$498,027	$498,750	$497,210	$500,000
Revolving line of credit(3)	Level 2	$135,500	$135,500	$—	$—
Other financing obligations(3)(4)	Level 3	$113,454	$113,454	$69,605	$69,605
Mortgage repurchase facilities(3)	Level 2	$232,804	$232,804	$239,298	$239,298

(1)	Estimated fair value of the senior notes is based on recent trading activity in inactive markets.
(2)

Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of December 31, 2024, these amounts totaled $3.6 million and $2.0 million for the 3.875% senior notes and 6.750% senior notes, respectively. As of December 31, 2023, these amounts totaled $4.3 million and $2.8 million for the 3.875% senior notes and 6.750% senior notes, respectively.

(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)

Other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 5.0% to 8.0%, and $102.4 million related to outstanding borrowings on construction loan agreements that bore a weighted average interest rate of 6.5% during the period ended December 31, 2024. Other financing obligations included $24.7 million related to insurance premium notes and certain secured borrowings that generally bore interest rates ranging from 4.8% to 7.7%, and $44.9 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 7.4% during the period ended December 31, 2023.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. During the year ended December 31, 2024, we determined that inventory with a carrying value before impairment of $49.5 million within 9 communities across our Century Complete, Southeast and Texas segments was not recoverable. Accordingly, we recognized impairment charges of an aggregate $8.8 million in order to record the communities at fair value. During the year ended December 31, 2023, we recorded impairment charges of $1.9 million for 5 communities and during the year ended December 31, 2022, we recorded impairment charges of $10.1 million for 22 communities. The estimated fair value of the communities was determined through a discounted cash flow approach utilizing Level 3 inputs. When estimating future discounted cash flows, we have utilized a weighted-average discount rate of approximately 14% in our valuations during the year ended December 31, 2024, and 12% during the years ended December 31, 2023, and 2022, respectively. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

15. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees. The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2024, 2023 and 2022 were $4.4 million, $3.0 million and $3.3 million, respectively.

16. Stock-Based Compensation

During the years ended December 31, 2024, 2023 and 2022, we granted performance share units (which we refer to as “PSUs”) covering up to 0.3 million, 0.5 million, and 0.5 million shares of common stock, respectively in each year, assuming maximum level of performance, with grant date fair values of $82.23, $60.05, and $55.93 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares dependent upon the participant and will be determined based on an achievement of a three-year cumulative adjusted pre-tax income performance goal. During the years ended December 31, 2024, 2023, and 2022 we issued 0.2 million, 0.3 million, and 0.3 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2025 to 2027 if the defined maximum performance targets are met, and no shares will vest if the defined minimum performance targets are not met.

During the years ended December 31, 2024, 2023 and 2022, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million, 0.2 million and 0.2 million shares of common stock, respectively, with grant date fair values of $86.20, $62.76 and $62.90 per share, respectively, that vest over a three-year period. During the years ended December 31, 2024, 2023, and 2022, we granted 11.0 thousand, 12.0 thousand and 11.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with grant date fair values of $82.84, $65.30 and $54.46, respectively, to our non-employee directors.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation expense of $27.9 million, $36.8 million and $20.0 million, respectively, which is included in selling, general and administrative on the consolidated statements of operations.

Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the year ended December 31, 2024, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest and be issued upon settlement of our PSU awards increased by a total of 0.1 million shares during the year ended December 31, 2024. We recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $2.6 million ($2.0 million net of tax), or $0.06 per share (basic and diluted), during the year ended December 31, 2024. During the year ended December 31, 2023, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest and be issued upon settlement of our PSU awards increased by a total of 0.5 million shares during the year ended December 31, 2023, of which 0.3 million shares were attributed to PSUs granted in prior year periods. We recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $14.5 million ($10.7 million net of tax), or $0.33 per share (basic and diluted), during the year ended December 31, 2023.

The following table summarizes the activity of our PSUs, assuming current estimated level of performance achievement, RSUs, and stock awards for the years ended December 31, 2024, 2023 and 2022 (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value	Shares	Weighted average per share grant date fair value
Outstanding, beginning of year	1,457	$59.27	977	$50.78	1,104	$31.48
Granted	389	84.19	707	61.09	428	59.41
Vested	(335)	59.69	(450)	36.27	(518)	27.17
Forfeited	(202)	60.61	(59)	60.86	(37)	57.79
Adjustment for PSU awards granted in prior year periods	-	-	282	55.93	-	-
Outstanding, end of year	1,309	$65.43	1,457	$59.27	977	$50.78

A summary of our outstanding PSUs, assuming current estimated level of performance achievement, and RSUs are as follows (in thousands, except years):

December 31, 2024
Unvested units	1,309
Unrecognized compensation cost	$28,269
Weighted-average years to recognize compensation cost	1.64

17. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2024 and 2023, there were 31.0 million and 31.8 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive

Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the years ended December 31, 2024 and 2023, we issued 0.3 million and 0.5 million shares of common stock, respectively, related to the vesting and settlement of RSUs, PSUs, and stock awards. As of December 31, 2024, approximately 2.2 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

Our stock repurchase programs, authorized by our Board of Directors, authorize us to repurchase up to 9.0 million shares of our outstanding common stock, of which 4.7 million shares remained available to be repurchased as of December 31, 2024. During the year ended December 31, 2024, an aggregate of 1.0 million shares were repurchased for a total purchase price of approximately $83.8 million and a weighted average price of $81.55 per share, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. During the year ended December 31, 2023, an aggregate of 278.2 thousand shares were repurchased for a total purchase price of approximately $19.2 million at a weighted average price of $69.09 per share.

During the years ended December 31, 2024 and 2023, shares of common stock at a total cost of $10.5 million and $10.7 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2024 and 2023, respectively (in thousands, except per share information):

			Year Ended December 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148
November 7, 2024	November 27, 2024	December 11, 2024	$0.26	$8,122

			Year Ended December 31, 2023
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 8, 2023	March 1, 2023	March 15, 2023	$0.23	$7,365
May 17, 2023	May 31, 2023	June 14, 2023	$0.23	$7,368
August 16, 2023	August 30, 2023	September 13, 2023	$0.23	$7,341
November 8, 2023	November 29, 2023	December 13, 2023	$0.23	$7,307

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

18. Earnings Per Share

We use the treasury stock method to calculate earnings per share (which we refer to as “EPS”) as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share information):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income	$333,816	$259,224	$525,126
Denominator
Weighted average common shares outstanding - basic	31,510,282	31,918,942	32,578,967
Dilutive effect of stock-based compensation awards	600,553	290,417	398,968
Weighted average common shares outstanding - diluted	32,110,835	32,209,359	32,977,935
Earnings per share:
Basic	$10.59	$8.12	$16.12
Diluted	$10.40	$8.05	$15.92

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.4 million, 0.8 million, and 0.5 million common stock unit equivalents from diluted earnings per share during the years ended December 31, 2024, 2023 and 2022, respectively, related to the PSUs for which performance conditions remained unsatisfied.

19. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of December 31, 2024 and 2023, we had $563.5 million and $510.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

Leases

The Company leases office space and equipment under non-cancelable operating leases, which have lease terms that generally range from 1 to 10 years and often include one or more options to renew. Operating lease expense was $7.3 million, $8.0 million, and $7.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, which are presented on the consolidated statements of operations within selling, general, and administrative expense.

Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$4,308
2026	4,847
2027	3,178
2028	2,883
2029	761
Thereafter	47
Total	$16,024
Less: discount	(1,739)
Total lease liabilities	$14,285

Legal Proceedings

The Company and our subsidiaries and affiliates are subject to claims, lawsuits and other legal actions from time to time that arise primarily in the ordinary course of business, which consist mostly of construction claims, but also could include warranty, workers’ compensation, tort, breach of contract, employment, personal injury, and other similar claims. It is the opinion of management that if the construction or warranty claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record the estimated amount to other accrued liabilities included in accrued expenses and other liabilities on the consolidated balance sheet.

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in accounts receivable on our consolidated balance sheet when recovery is probable.

We do not believe that the ultimate resolution of any claims, lawsuits and other legal actions will have a material adverse effect upon our consolidated financial position, results of operations, or cash flows.