Form 10-Q
period 2025-03-31
Century Communities, Inc.
filed 2025-04-24
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

On April 18, 2025, 30,546,743 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets	(unaudited)	(audited)
Cash and cash equivalents	$100,336	$149,998
Cash held in escrow	24,187	3,004
Accounts receivable	43,800	50,318
Inventories	3,473,356	3,454,337
Mortgage loans held for sale	207,385	236,926
Prepaid expenses and other assets	557,562	419,384
Property and equipment, net	86,618	155,176
Deferred tax assets, net	21,925	22,220
Goodwill	41,109	41,109
Total assets	$4,556,278	$4,532,472
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$134,256	$133,086
Accrued expenses and other liabilities	286,086	302,317
Notes payable	1,116,159	1,107,909
Revolving line of credit	237,000	135,500
Mortgage repurchase facilities	204,274	232,804
Total liabilities	1,977,775	1,911,616
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,546,570 and 30,961,227 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	305	310
Additional paid-in capital	454,265	526,959
Retained earnings	2,123,933	2,093,587
Total stockholders' equity	2,578,503	2,620,856
Total liabilities and stockholders' equity	$4,556,278	$4,532,472

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Homebuilding revenues
Home sales revenues	$883,736	$922,402
Land sales and other revenues	962	1,216
Total homebuilding revenues	884,698	923,618
Financial services revenues	18,534	24,925
Total revenues	903,232	948,543
Homebuilding cost of revenues
Cost of home sales revenues	(707,504)	(725,570)
Cost of land sales and other revenues	(827)	(37)
Total homebuilding cost of revenues	(708,331)	(725,607)
Financial services costs	(16,174)	(14,877)
Selling, general and administrative	(120,760)	(114,109)
Inventory impairment	(411)	—
Other expense	(5,038)	(9,630)
Income before income tax expense	52,518	84,320
Income tax expense	(13,134)	(19,988)
Net income	$39,384	$64,332

Earnings per share:
Basic	$1.28	$2.02
Diluted	$1.26	$2.00
Weighted average common shares outstanding:
Basic	30,801,046	31,808,959
Diluted	31,145,867	32,238,808

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$39,384	$64,332
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,428	5,475
Stock-based compensation expense	292	2,796
Fair value adjustments of mortgage-related assets and liabilities	(4,654)	(2,443)
Inventory impairment	411	—
Impairment on other investment	—	7,722
Abandonment of lot option contracts	1,506	762
Deferred income taxes	295	(603)
Loss on disposition of assets	49	274
Changes in assets and liabilities:
Cash held in escrow	(21,183)	17,069
Accounts receivable	6,518	10,823
Inventories	(50,700)	(66,420)
Mortgage loans held for sale	32,728	29,118
Prepaid expenses and other assets	(31,290)	(7,050)
Accounts payable	1,170	(11,592)
Accrued expenses and other liabilities	(17,534)	(28,671)
Net cash (used in) provided by operating activities	(36,580)	21,592
Investing activities
Purchases of property and equipment	(3,380)	(5,922)
Expenditures related to development of rental properties	—	(25,950)
Payments for business combination	—	(32,716)
Other investing activities	(713)	—
Net cash used in investing activities	(4,093)	(64,588)
Financing activities
Borrowings under revolving credit facilities	715,000	211,000
Payments on revolving credit facilities	(613,500)	(211,000)
Borrowing under construction loan agreements	15,642	15,972
Proceeds from issuance of insurance premium notes and other	—	11,166
Principal payments on insurance premium notes and other	(7,789)	(20,245)
Debt issuance costs	(572)	—
Net payments for mortgage repurchase facilities	(28,530)	(26,851)
Withholding of common stock upon vesting of stock-based compensation awards	(17,230)	(10,415)
Repurchases of common stock under stock repurchase program	(55,578)	(16,109)
Dividend payments	(8,922)	(8,264)
Net cash used in financing activities	(1,479)	(54,746)
Net decrease	$(42,152)	$(97,742)
Cash and cash equivalents and Restricted cash
Beginning of period	175,323	242,003
End of period	$133,171	$144,261
Supplemental cash flow disclosure
Cash paid for income taxes	$—	$—
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$100,336	$122,840
Restricted cash (Note 6)	32,835	21,421
Cash and cash equivalents and Restricted cash	$133,171	$144,261

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856
Vesting of stock-based compensation awards	565	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(226)	(2)	(17,228)	—	(17,230)
Repurchases of common stock	(753)	(8)	(55,570)	—	(55,578)
Stock-based compensation expense	—	—	292	—	292
Cash dividends declared and dividend equivalents	—	—	116	(9,038)	(8,922)
Other	—	—	(299)	—	(299)
Net income	—	—	—	39,384	39,384
Balance at March 31, 2025	30,547	$305	$454,265	$2,123,933	$2,578,503

Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Vesting of stock-based compensation awards	323	3	(3)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(120)	(1)	(10,414)	—	(10,415)
Repurchases of common stock	(187)	(2)	(16,107)	—	(16,109)
Stock-based compensation expense	—	—	2,796	—	2,796
Cash dividends declared and dividend equivalents	—	—	320	(8,584)	(8,264)
Net income	—	—	—	64,332	64,332
Balance at March 31, 2024	31,791	$318	$569,581	$1,849,377	$2,419,276

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our Century Living segment is engaged in the development, construction, management, and disposition of multi-family rental properties, currently all located in Colorado.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on January 30, 2025.

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update (which we refer to as “ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will become effective for us for the fiscal year ending December 31, 2027. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. We are currently evaluating the impact of the adoption of ASU 2024-03 on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for our fiscal year ending December 31, 2025. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements and related annual disclosures.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 17 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our Century Complete brand has operations in 10 states and is managed separately from our four geographic regions, and it is considered a separate operating segment.

We have presented our homebuilding operations as the following reportable segments as of March 31, 2025:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada, and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Louisiana, Michigan, North Carolina, South Carolina)

We have identified our Financial Services operations, which provide mortgage, title, insurance brokerage and escrow services to our homebuyers, and Century Living, which is engaged in the development, construction, management, and disposition of multi-family rental properties currently all located in Colorado, as reportable segments.

Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations, and to a lesser extent our Financial Services operations, through various functions, such as our executive, finance, treasury, human resources, accounting and legal departments.

Our Executive Chairman and our Chief Executive Officer, collectively, have been determined to be our Chief Operating Decision Makers (“CODMs”) to make key operating decisions and assess performance. The management of our four Century Communities geographic regions, Century Complete, our Financial Services segment, and our Century Living segment reports to our CODMs. The CODMs evaluate the segment’s operating performance and allocates resources for all of our reportable segments based on income before income tax expense. For all of the segments, the CODMs use segment income before income tax expense in the annual budget and forecasting process. The CODMs consider budget-to-actual forecast variances for income before tax expense on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. The measure of segment assets is reported on the consolidated balance sheets as total assets. Except for those accounting policies for Century Living which are described below, the accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Beginning in the first quarter of 2025, we have separately reported our Century Living segment as a reportable segment, which was previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information for the three months ended March 31, 2024.

During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets. Accordingly, we have determined that these multi-family rental operations have become part of our ordinary activities, and revenue is recognized from the sale of these properties when performance obligations are satisfied, generally when the respective properties are delivered and title has passed to the buyers, and rental income and expenses from these properties during lease-up is recognized as other income on the condensed consolidated statement of operations. We record multi-family rental property inventory within prepaid and other assets on the condensed consolidated balance sheet, and cash flows from development activities and the disposition of properties are recorded as operating activities on the condensed consolidated statement of cash flows.

The following table summarizes total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Three months ended March 31, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$181,721	$225,031	$136,642	$134,445	$206,859	$18,534	$—	$—	$903,232
Cost of home sales	(141,509)	(180,681)	(109,305)	(105,054)	(168,770)	—	—	(2,185)	(707,504)
Inventory impairment	—	—	—	—	(411)	—	—	—	(411)
Selling, general and administrative	(17,011)	(20,419)	(16,944)	(14,949)	(22,681)	—	(221)	(28,535)	(120,760)
Financial services costs	—	—	—	—	—	(16,174)	—	—	(16,174)
Other segment items (1)	(1,807)	(488)	(42)	(261)	(1,175)	—	(1,208)	(884)	(5,865)
Income before tax expense	$21,394	$23,443	$10,351	$14,181	$13,822	$2,360	$(1,429)	$(31,604)	$52,518

	Three months ended March 31, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$172,648	$254,279	$131,273	$161,658	$203,760	$24,925	$—	$—	$948,543
Cost of home sales	(130,293)	(202,526)	(102,684)	(124,833)	(162,427)	—	—	(2,807)	(725,570)
Inventory impairment	—	—	—	—	—	—	—	—	—
Selling, general and administrative	(15,370)	(21,794)	(14,345)	(15,587)	(20,142)	—	(447)	(26,424)	(114,109)
Financial services costs	—	—	—	—	—	(14,877)	—	—	(14,877)
Other segment items (1)	(278)	(2,151)	(372)	(442)	(90)	—	(297)	(6,037)	(9,667)
Income before tax expense	$26,707	$27,808	$13,872	$20,796	$21,101	$10,048	$(744)	$(35,268)	$84,320

(1) Includes cost of land sales and other revenues, and other income (expense).

The following table summarizes total assets by segment (in thousands):

	March 31,	December 31,
	2025	2024
West	$807,221	$780,991
Mountain	1,035,405	1,026,047
Texas	856,674	834,815
Southeast	611,378	616,747
Century Complete	475,356	468,256
Financial Services	394,291	478,730
Century Living	245,972	217,899
Corporate	129,981	108,987
Total assets	$4,556,278	$4,532,472

Century Living assets include primarily multi-family rental properties under construction and properties that are in lease-up, which are included in prepaid and other assets on the condensed consolidated balance sheets. Corporate assets include primarily costs associated with certain cash and cash equivalents, certain property and equipment, deferred tax assets, certain receivables, and prepaid insurance.

3. Business Combinations

On January 22, 2024, we closed the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represented a business combination. During the three months ended March 31, 2024, we incurred $0.1 million in acquisition costs, which are reflected in other expense in our condensed consolidated statements of operations

On July 31, 2024, we closed the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations, including 26 active communities, in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represented a business combination, as we determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets, and the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences.

4. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2025	2024
Homes under construction	$1,522,399	$1,614,630
Land and land development	1,861,947	1,755,382
Capitalized interest	89,010	84,325
Total inventories	$3,473,356	$3,454,337

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. As of March 31, 2025 and December 31, 2024, Inspire had mortgage loans held for sale with an aggregate fair value of $207.4 million and $236.9 million, respectively, and an aggregate outstanding principal balance of $208.9 million and $241.6 million, respectively. The gain from the change in fair value for mortgage loans held for sale was $3.2 million for the three months ended March 31, 2025, and the loss from the change in fair value for mortgage loans held for sale was $5.0 million for the three months ended March 31, 2024. The total unpaid principal balance of mortgage loans serviced at March 31, 2025 and December 31, 2024 was $3.1 billion and $2.9 billion, respectively. Refer to Note 13 – Fair Value Disclosures for further information regarding our mortgage servicing rights.

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the consolidated statements of operations, and include (1) net gains on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for or benefit from investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, credits, and discount points provided directly to our customers to reduce interest rates. Net gains on the sale of mortgage loans were $12.8 million and $17.9 million for the three months ended March 31, 2025 and 2024, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate principal balance of $131.1 million and $76.3 million as of March 31, 2025 and December 31, 2024, respectively, and carried a weighted average interest rate of approximately 5.4% and 5.5%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement, are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 13 – Fair Value Disclosures for further information regarding our derivative instruments.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$21,639	$27,384
Lot option and escrow deposits	110,968	92,494
Performance deposits	9,531	10,561
Restricted cash (1)	32,835	25,325
Multi-family rental properties inventory (2)	231,038	—
Multi-family rental properties under construction (2)	—	119,441
Mortgage loans held for investment at fair value	21,704	21,478
Mortgage loans held for investment at amortized cost	11,139	10,380
Mortgage servicing rights	43,889	42,404
Other assets and prepaid expenses	74,819	69,917
Total prepaid expenses and other assets	$557,562	$419,384

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)During the three months ended March 31, 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets and we determined that these operations have become part of our ordinary activities. Accordingly, we reclassified $119.4 million associated with multi-family properties under construction within prepaid and other assets and $90.5 million associated with completed multi-family rental property assets within property and equipment, net to multi-family rental properties inventory within prepaid and other assets on the condensed consolidated balance sheet as of March 31, 2025. Multi-family rental properties inventory includes multi-family rental properties that are under construction and properties that are in lease-up.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2025	2024
Earnest money deposits	$10,395	$8,786
Warranty reserve	11,470	12,762
Self-insurance reserve	35,448	32,970
Accrued compensation costs	34,365	82,020
Land development and home construction accruals	125,241	112,392
Accrued interest	16,151	12,457
Income taxes payable	6,776	—
Other accrued liabilities	46,240	40,930
Total accrued expenses and other liabilities	$286,086	$302,317

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $1.9 million and $1.3 million during the three months ended March 31, 2025 and 2024, respectively, which is included as a reduction to cost of home sales revenues on our condensed consolidated statements of operations. Changes in our warranty accrual for the three months ended March 31, 2025 and 2024 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$12,762	$11,524
Warranty expense provisions	2,189	2,670
Payments	(1,544)	(1,691)
Warranty adjustment	(1,937)	(1,291)
Ending balance	$11,470	$11,212

9. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the three months ended March 31, 2025 and 2024, we recorded no change to our self-insurance reserve. Any adjustments to our self-insurance reserve would be included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three months ended March 31, 2025 and 2024 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$32,970	$23,659
Self-insurance expense provisions	2,641	2,511
Payments	(163)	(518)
Self-insurance adjustment	—	—
Ending balance	$35,448	$25,652

10. Debt

Our outstanding debt obligations included the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$498,231	$498,027
3.875% senior notes, due August 2029(1)	496,621	496,428
Other financing obligations(2)	121,307	113,454
Notes payable	1,116,159	1,107,909
Revolving line of credit	237,000	135,500
Mortgage repurchase facilities	204,274	232,804
Total debt	$1,557,433	$1,476,213

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of March 31, 2025, other financing obligations included $3.2 million related to insurance premium notes as well as $118.1 million outstanding under construction loan agreements related to Century Living. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements.

6.750% Senior Notes Due 2027

As of March 31, 2025, we had outstanding $500.0 million in aggregate principal amount of our 6.750% Senior Notes due 2027, which principal balance is due in June 2027. Prior to that date, interest only payments are due semi-annually in June and December of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of March 31, 2025, the aggregate obligation of these notes, inclusive of unamortized financing costs on these notes was $498.2 million as reported on our condensed consolidated financial statements.

3.875% Senior Notes Due 2029

As of March 31, 2025, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029, which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of March 31, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $496.6 million, as reported on our condensed consolidated financial statements.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $204.7 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. The obligations under construction loan agreements are guaranteed by certain of our subsidiaries. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of March 31, 2025 and December 31, 2024, $118.1 million and $102.4 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.6% and 6.5% as of March 31, 2025 and December 31, 2024, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On November 1, 2024, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association, as Administrative Agent, and the lenders party thereto. The Credit Agreement, which replaced our prior Second Amended and Restated Credit Agreement, provides us with a senior unsecured revolving credit facility (which we refer to as the “revolving line of credit”) of up to $900.0 million. The revolving line of credit includes a $250.0 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400.0 million. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, the revolving line of credit will mature on November 1, 2028, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date and up to three times during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of March 31, 2025 and December 31, 2024, $237.0 million and $135.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.9% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement. On April 22, 2025, in accordance with the terms of the Credit Agreement, we increased our revolving line of credit to $1.0 billion.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of March 31, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 14, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.0% as of March 31, 2025.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2025 and December 31, 2024, we had $204.3 million and $232.8 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

11. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2025 and 2024, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest capitalized beginning of period	$84,325	$72,598
Interest capitalized during period	17,470	14,607
Less: capitalized interest in cost of sales	(12,785)	(12,033)
Interest capitalized end of period	$89,010	$75,172

12. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2025 estimated annual effective tax rate, before discrete items, of 25.3%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, and partially offset by estimated federal energy home credits for current year home deliveries.

For the three months ended March 31, 2025, our estimated annual rate of 25.3% was benefitted by discrete items which had a net impact of decreasing our rate by 0.3%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $13.1 million and $20.0 million, respectively.

13. Fair Value Disclosures

Fair value measurements are used for the Company’s mortgage loans held for sale, certain mortgage loans held for investment, mortgage servicing rights, interest rate lock commitments and other derivative instruments on a recurring basis. We also utilize fair value measurements on a non-recurring basis for inventories and intangible assets when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

•Mortgage loans held for investment at fair value – A portion of our mortgage loans held for investment included in prepaid expenses and other assets, which were those determined to be unsaleable and transferred from mortgage loans held for sale, are recorded at fair value and are calculated based on Level 3 analysis which incorporates information including the value of underlying collateral, from markets where there is little observable trading activity.

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, respectively (in thousands):

			March 31,	December 31,
	Balance Sheet Classification	Hierarchy	2025	2024

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$207,385	$236,926
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$21,704	$21,478
Derivative assets	Prepaid expenses and other assets	Level 2	$5,000	$3,990
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$43,889	$42,404
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$1,003	$—

(1)A portion of our mortgage loans held for investment are recorded at fair value, which were those determined to be unsaleable and transferred from mortgage loans held for sale which are recorded at fair value. The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 8.2%, 10.6%, and $75 per year per loan, respectively, as of March 31, 2025, and 8.5%, 10.6%, and $74 per year per loan, respectively, as of December 31, 2024. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Mortgage servicing rights	2025	2024
Beginning of period	$42,404	$30,932
Originations	3,735	1,234
Settlements	(702)	(562)
Changes in fair value	(1,548)	1,130
End of period	$43,889	$32,734

	Three Months Ended March 31,
Mortgage loans held-for-investment at fair value	2025	2024
Beginning of period	$21,478	$21,041
Transfers from loans held for sale	509	1,149
Settlements	—	(314)
Reduction in unpaid principal balance	(174)	(117)
Changes in fair value	(109)	(139)
End of period	$21,704	$21,620

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at March 31, 2025 and December 31, 2024, respectively (in thousands).

		March 31, 2025		December 31, 2024

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$100,336	$100,336	$149,998	$149,998
6.750% senior notes (1)(2)	Level 2	$498,231	$500,000	$498,027	$498,750
3.875% senior notes (1)(2)	Level 2	$496,621	$448,125	$496,428	$446,875
Revolving line of credit(3)	Level 2	$237,000	$237,000	$135,500	$135,500
Other financing obligations(3)(4)	Level 3	$121,307	$121,307	$113,454	$113,454
Mortgage repurchase facilities(3)	Level 2	$204,274	$204,274	$232,804	$232,804

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of March 31, 2025, these amounts totaled $1.8 million and $3.4 million for the 6.750% senior notes and 3.875% senior notes, respectively. As of December 31, 2024, these amounts totaled $2.0 million and $3.6 million for the 6.750% senior notes and 3.875% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)As of March 31, 2025, other financing obligations included $3.2 million related to insurance premium notes that bore a weighted average interest rate of 7.8%, and $118.1 million related to outstanding borrowings on the construction loan agreements related to Century Living that bore a weighted average interest rate of 6.6%. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings that bore a weighted average interest rate of 6.7%, and $102.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 6.5%.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary. During the three months ended March 31, 2025, we determined that inventory with a carrying value before impairment of $2.0 million for one community in our Century Complete segment was not recoverable. Accordingly, during the three months ended March 31, 2025, we recognized impairment charges of an aggregate $0.4 million in order to record the community at fair value. No impairment charges were recorded in the three months ended March 31, 2024. The estimated fair value of the community was determined through a discounted cash flow approach utilizing Level 3 inputs. When estimating future discounted cash flows, we utilized a weighted-average discount rate of approximately 10% in our valuation during the three months ended March 31, 2025. Changes in our cash flow projections in future periods related to this community may change our conclusions on the recoverability of inventory in the future.

14. Stock-Based Compensation

During the three months ended March 31, 2025 and 2024, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $76.38 and $85.84 per share, respectively, that vest over a three year period.

During the three months ended March 31, 2025, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million shares of common stock assuming maximum level of performance with a weighted-average grant date fair value of $67.01 per share that are subject to service, performance, and market vesting conditions. The quantity of shares that will vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares depending upon the participant and will be determined based on achievement of three-year cumulative revenue and three-year cumulative adjusted pre-tax income performance goals. The ultimate share payout may then be adjusted by a relative total shareholder return modifier based on our three-year cumulative total stockholder return (which we refer to as “TSR”) relative to the average TSR of all companies in a defined peer group, with the potential to decrease the payout by 10% or increase it up to 20%. We utilize the Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions, and stock-based compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been met. During the three months ended March 31, 2024, we granted PSUs covering up to 0.3 million shares of common stock assuming maximum level of performance with a grant date fair value of $82.23 per share that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to 250% of a targeted number of shares and will be determined based on achievement of a three-year cumulative adjusted pre-tax income performance goal. During the three months ended March 31, 2025 and 2024, we issued 0.4 million and 0.2 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2026 to 2028 if the defined maximum performance targets are met and, for applicable awards, if the defined maximum TSR conditions are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding RSUs and PSUs, assuming the current estimated level of performance achievement, are as follows (in thousands, except years):

March 31, 2025
Unvested units	1,000
Unrecognized compensation cost	$41,497
Weighted-average years to recognize compensation cost	2.2

During the three months ended March 31, 2025 and 2024, we recognized stock-based compensation expense of $0.3 million and $2.8 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the three months ended March 31, 2025, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest and be issued upon settlement of our PSU awards decreased by a total of 0.1 million shares during the three months ended March 31, 2025. We recorded a cumulative adjustment to reduce stock-based compensation expense of $5.8 million ($4.3 million net of tax), or $0.14 per share (basic and diluted), during the three months ended March 31, 2025.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2025 and December 31, 2024, there were 30.5 million and 31.0 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the three months ended March 31, 2025 and 2024, we issued 0.6 million and 0.3 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of March 31, 2025, approximately 1.5 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2025 and 2024, respectively (dollars in thousands, except per share information):

			Three months ended March 31, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922

			Three months ended March 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264

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

Our current stock repurchase program, authorized by our Board of Directors, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 3.9 million shares remained available to be repurchased as of March 31, 2025. During the three months ended March 31, 2025 and 2024, an aggregate of 753.3 thousand and 186.9 thousand shares, respectively, were repurchased under this and our previous stock repurchase program for a total purchase price of approximately $55.6 million and $16.1 million, respectively, and a weighted average price of $73.76 and $86.16 per share, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022.

During the three months ended March 31, 2025 and 2024, shares of common stock at a total cost of $17.2 million and $10.4 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced share repurchase programs.

16. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share (which we refer to as “EPS”) for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share information):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$39,384	$64,332
Denominator
Weighted average common shares outstanding - basic	30,801,046	31,808,959
Dilutive effect of stock-based compensation awards	344,821	429,849
Weighted average common shares outstanding - diluted	31,145,867	32,238,808
Earnings per share:
Basic	$1.28	$2.02
Diluted	$1.26	$2.00

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. During the three months ended March 31, 2025 and 2024, we excluded 0.7 million and 0.5 million, respectively, of common stock unit equivalents from diluted earnings per share related to the PSUs for which performance conditions remained unsatisfied. During the three months ended March 31, 2025 and 2024, we excluded 0.2 million and no amounts, respectively, of common stock unit equivalents from diluted earnings per share that were antidilutive.

17. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2025 and December 31, 2024, we had $570.9 million and $563.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding.

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

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•economic changes, either nationally or in the markets in which we operate, including changes in interest rates and the resulting impact on the accessibility of mortgage loans to homebuyers, persistent inflation, and decreased employment levels and consumer confidence, and increased recessionary conditions;

•shortages of or increased prices for labor, land or raw materials used in housing construction and resource shortages, including as a result of recent tariffs and immigration reform;

•a downturn in the homebuilding industry, including a reduction in demand for our homes or a decline in real estate values or market conditions resulting in an adverse impact on our business, operating results and financial condition, including an impairment of our assets;

•changes in assumptions used to make industry forecasts, population growth rates or trends affecting housing demand or prices;

•volatility and uncertainty in the credit markets and broader financial markets and the impact on such markets and our ability to access them, including as a result of geopolitical conditions and in the event of a threatened or actual U.S. government shutdown or sovereign default;

•our future business operations, operating results and financial condition; future impairment and restructuring charges; and changes in our business and investment strategy;

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

•unstable economic and political conditions as well as geopolitical conflicts, could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels and cause higher interest rates, inflation, reduced consumer confidence and/or general economic uncertainty;

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

Forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described above and in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K, and other risks and uncertainties detailed in this report, including “Part II, Item 1A. Risk Factors,” and our other reports and filings with the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

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

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our Century Living segment is engaged in the development, construction, management, and disposition of multi-family rental properties, currently all located in Colorado.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 2,284 homes delivered during the first three months of 2025, approximately 94% of homes delivered had purchase prices below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

Market conditions in the homebuilding industry have continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers. Amidst these market conditions, we experienced a slowing in demand during the first quarter of 2025, as net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2025 decreased 6.1% compared to the prior year period. Still, there remains an underlying need for affordable new homes, supported by solid demographic trends, and we have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns. During the three months ended March 31, 2025, cycle times remained approximately in the four-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic, market and geopolitical conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the federal funds interest rate by the Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives and actions will impact the U.S. economy; the effect of recent tariffs; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; the possibility of an economic recession; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates, consumer confidence or otherwise affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

We believe we are well-positioned to benefit from the ongoing shortage of both new and resale homes available for purchase in our key markets and the favorable demographics that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage; and, as a result, we believe we are well positioned to continue to execute on our strategy to optimize stockholder returns.

Results of Operations

During the three months ended March 31, 2025, we generated $52.5 million in income before income tax expense, as compared to $84.3 million in the prior year period, and we generated net income of $39.4 million, or $1.26 per diluted share, as compared to $64.3 million, or $2.00 per diluted share in the prior year period.

During the three months ended March 31, 2025, we generated total revenues of $903.2 million, as compared to $948.5 million in the prior year period, as we delivered 2,284 homes with an average sales price of $386.9 thousand, as compared to 2,358 homes with an average sales price of $391.2 thousand in the prior year period. The number of homes delivered decreased by 3.1% as compared to the prior year period primarily due to slower absorption rates, and average sales price decreased 1.1% as compared to the prior year, primarily due to higher incentives in the current year period. During the three months ended March 31, 2025, net new contracts decreased 6.1% to 2,692 as compared to the prior year period.

We ended the first quarter of 2025 with $100.3 million of cash and cash equivalents and $24.2 million of cash held in escrow. We had $237.0 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 32.4% and a net homebuilding debt to net capital ratio of 30.1%. During the three months ended March 31, 2025, we paid quarterly cash dividends to our stockholders of $0.29 per share, a 12% increase from the $0.26 per share quarterly dividend paid during the three months ended March 31, 2024. We have continued to strategically manage our lot pipeline, resulting in 79,014 lots owned and controlled at March 31, 2025.

Our Financial Services segment generated income before income tax expense of $2.4 million for the three months ended March 31, 2025, a 76.5% decrease from the prior year period. During the three months ended March 31, 2025, the number of mortgages originated decreased 2.6% and the number of loans sold to third parties decreased 2.8%, in each case as compared to the prior year period. The decrease in income before income tax expense of our Financial Services segment was primarily driven by lower margins on mortgages originated due to a more competitive market, as well as a decrease in fair value of our mortgage servicing portfolio.

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

(in thousands, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
Consolidated Statements of Operations:
Revenues
Home sales revenues	$883,736	$922,402	$(38,666)	(4.2)%
Land sales and other revenues	962	1,216	(254)	(20.9)%
Total homebuilding revenues	884,698	923,618	(38,920)	(4.2)%
Financial services revenues	18,534	24,925	(6,391)	(25.6)%
Total revenues	903,232	948,543	(45,311)	(4.8)%
Homebuilding cost of revenues
Cost of home sales revenues	(707,504)	(725,570)	18,066	(2.5)%
Cost of land sales and other revenues	(827)	(37)	(790)	NM
Total homebuilding cost of revenues	(708,331)	(725,607)	17,276	(2.4)%
Financial services costs	(16,174)	(14,877)	(1,297)	8.7%
Selling, general, and administrative	(120,760)	(114,109)	(6,651)	5.8%
Inventory impairment	(411)	—	(411)	NM
Other income	(5,038)	(9,630)	4,592	(47.7)%
Income before income tax expense	52,518	84,320	(31,802)	(37.7)%
Income tax expense	(13,134)	(19,988)	6,854	(34.3)%
Net income	$39,384	$64,332	$(24,948)	(38.8)%
Earnings per share:
Basic	$1.28	$2.02	$(0.74)	(36.6)%
Diluted	$1.26	$2.00	$(0.74)	(37.0)%
Adjusted diluted earnings per share(1)	$1.36	$2.22	$(0.86)	(38.7)%
Other Operating Information (dollars in thousands):
Number of homes delivered	2,284	2,358	(74)	(3.1)%
Average sales price of homes delivered	$386.9	$391.2	$(4.3)	(1.1)%
Homebuilding gross margin percentage(2)	19.9%	21.3%	(1.4)%	(6.6)%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (1)	21.6%	22.8%	(1.2)%	(5.3)%
Backlog at end of period, number of homes	1,258	1,590	(332)	(20.9)%
Backlog at end of period, aggregate sales value	$521,050	$667,207	$(146,157)	(21.9)%
Average sales price of homes in backlog	$414.2	$419.6	$(5.4)	(1.3)%
Net new home contracts	2,692	2,866	(174)	(6.1)%
Selling communities at period end	318	253	65	25.7%
Average selling communities	318	255	63	24.7%
Total owned and controlled lot inventory	79,014	75,089	3,925	5.2%
Adjusted EBITDA(1)	$76,337	$109,616	$(33,279)	(30.4)%
Adjusted income before income tax expense(1)	$56,326	$93,623	$(37,297)	(39.8)%
Adjusted net income(1)	$42,240	$71,430	$(29,190)	(40.9)%
Net homebuilding debt to net capital (1)	30.1%	24.9%	5.2%	20.9%

(1) This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. We recorded impairment charges of $0.4 million during the three months ended March 31, 2025. No impairment charges were recorded during the three months ended March 31, 2024.

NM – Not meaningful

Results of Operations by Segment

(dollars in thousands)

Commencing in the first quarter of 2025, we have separately reported our Century Living segment, previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information for the three months ended March 31, 2024.

	Three months ended March 31, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	303	429	457	303	792	—	—	—	2,284
Average sales price of new homes delivered	$599.5	$524.1	$298.9	$443.5	$260.4	$—	$—	$—	$386.9

Revenue	$181,721	$225,031	$136,642	$134,445	$206,859	$18,534	$—	$—	$903,232
Cost of home sales	(141,509)	(180,681)	(109,305)	(105,054)	(168,770)	—	—	(2,185)	(707,504)
Inventory impairment	—	—	—	—	(411)	—	—	—	(411)
Selling, general and administrative	(17,011)	(20,419)	(16,944)	(14,949)	(22,681)	—	(221)	(28,535)	(120,760)
Financial services costs	—	—	—	—	—	(16,174)	—	—	(16,174)
Other segment items (1)	(1,807)	(488)	(42)	(261)	(1,175)	—	(1,208)	(884)	(5,865)
Income (loss) before tax expense	$21,394	$23,443	$10,351	$14,181	$13,822	$2,360	$(1,429)	$(31,604)	$52,518

	Three months ended March 31, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	284	495	424	379	776	—	—	—	2,358
Average sales price of new homes delivered	$606.5	$513.4	$309.4	$426.1	$262.0	$—	$—	$—	$391.2

Revenue	$172,648	$254,279	$131,273	$161,658	$203,760	$24,925	$—	$—	$948,543
Cost of home sales	(130,293)	(202,526)	(102,684)	(124,833)	(162,427)	—	—	(2,807)	(725,570)
Inventory impairment	—	—	—	—	—	—	—	—	—
Selling, general and administrative	(15,370)	(21,794)	(14,345)	(15,587)	(20,142)	—	(447)	(26,424)	(114,109)
Financial services costs	—	—	—	—	—	(14,877)	—	—	(14,877)
Other segment items (1)	(278)	(2,151)	(372)	(442)	(90)	—	(297)	(6,037)	(9,667)
Income (loss) before tax expense	$26,707	$27,808	$13,872	$20,796	$21,101	$10,048	$(744)	$(35,268)	$84,320

(1) Includes cost of land sales and other revenues, and other income (expense).

West

During the three months ended March 31, 2025, our West segment generated income before income tax expense of $21.4 million, a 19.9% decrease from the prior year period, which was primarily driven by a decrease in homebuilding gross margin. Revenue increased $9.1 million during the three months ended March 31, 2025 as compared to the prior year period, primarily driven by a 6.7% increase in the number of homes delivered, and was partially offset by a 1.2% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in open communities, and the average sales price decrease was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 22.1% for the three months ended March 31, 2025, which decreased 230 basis points from 24.4% in the prior year period, primarily driven by higher incentives in the current year period.

Mountain

During the three months ended March 31, 2025, our Mountain segment generated income before income tax expense of $23.4 million, a 15.7% decrease from the prior year period, which was primarily driven by a decrease in revenue and a decrease in homebuilding gross margin. Revenue decreased $29.2 million during the three months ended March 31, 2025 as compared to the prior year period, primarily driven by a 13.3% decrease in the number of homes delivered, and was partially offset by a 2.1% increase in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates, and the average sales price increase was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 19.6% for the three months ended March 31, 2025, which decreased 70 basis points from 20.3% in the prior year period, primarily driven by higher incentives in the current year period.

Texas

During the three months ended March 31, 2025, our Texas segment generated income before income tax expense of $10.4 million, a 25.4% decrease from the prior year period, which was primarily driven by a decrease in homebuilding gross margin. Revenue increased $5.4 million during the three months ended March 31, 2025 as compared to the prior year period, primarily driven by a 7.8% increase in the number of homes delivered, and was partially offset by a 3.4% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in open communities and partially offset by slower absorption rates, and the average sales price decrease was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 20.0% for the three months ended March 31, 2025, which decreased 170 basis points from 21.7% in the prior year period, primarily driven by higher incentives in the current year period.

Southeast

During the three months ended March 31, 2025, our Southeast segment generated income before income tax expense of $14.2 million, a 31.8% decrease from the prior year, which was primarily driven by a decrease in revenue and a decrease in homebuilding gross margin. Revenue decreased $27.2 million during the three months ended March 31, 2025 as compared to the prior year period, primarily driven by a 20.1% decrease in the number of homes delivered, and was partially offset by a 4.1% increase in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates, and the average sales price increase was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 21.8% for the three months ended March 31, 2025, which decreased 90 basis points from 22.7% in the prior year period, primarily driven by higher incentives in the current year period.

Century Complete

During the three months ended March 31, 2025, our Century Complete segment generated income before income tax expense of $13.8 million, a 34.5% decrease from the prior year period, which was primarily driven by a decrease in homebuilding gross margin. Revenue increased $3.1 million during the three months ended March 31, 2025 as compared to the prior year period, primarily driven by a 2.1% increase in the number of homes delivered, and was partially offset by a 0.6% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in open communities, and the average sales price decrease was driven by the mix of deliveries within individual communities. Homebuilding gross margin was 18.0% for the three months ended March 31, 2025, which decreased 210 basis points from 20.1% in the prior year period, primarily driven by higher incentives in the current year period.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our Financial Services segment generated income before income tax expense of $2.4 million for the three months ended March 31, 2025, a 76.5% decrease from the prior year period. During the three months ended March 31, 2025, the number of mortgages originated decreased 2.6% and the number of loans sold to third parties decreased 2.8%, in each case as compared to the prior year period. The decrease in income before income tax expense of our Financial Services segment was primarily driven by lower margins on mortgages originated due to a more competitive market, as well as a decrease in fair value of our mortgage servicing portfolio.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Total originations:
Number of loans	1,467	1,506
Principal	$512,627	$540,164
Capture rate of Century homebuyers	84%	81%
Century Communities	80%	86%
Century Complete	82%	69%
Average FICO score	726	729
Century Communities	733	734
Century Complete	712	716

Loans sold to third parties:
Number of loans sold	1,563	1,608
Principal	$544,580	$568,392

Century Living

Our Century Living operations are engaged in the development, construction, management, and disposition of multi-family rental properties. As of March 31, 2025, the Company had three multi-family rental properties under active construction in Colorado, two of which were available for leasing. These three projects represent over 1,000 total multi-family units, including 471 under active construction and 581 completed units, of which 336 units were leased as of March 31, 2025.

Corporate

During the three months ended March 31, 2025, our Corporate segment generated a loss of $31.6 million, as compared to a loss of $35.3 million during the same respective period in 2024. The decrease in loss was primarily due to $7.7 million in impairment charges related to other investments during the three months ended March 31, 2024, as well as a reduction in interest income as compared to the prior year period.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased to 19.9% for the three months ended March 31, 2025 as compared to 21.3% in the prior year period. The decrease was primarily driven by higher incentives in the current year period.

In the following table, we calculate our homebuilding gross margin and our adjusted homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues, and further adjusted to exclude the effect of purchase price accounting for acquired work in process inventory, if applicable.

	Three Months Ended March 31,
	2025	%	2024	%

Home sales revenues	$883,736	100.0%	$922,402	100.0%
Cost of home sales revenues	(707,504)	(80.1)%	(725,570)	(78.7)%
Inventory impairment	(411)	(0.0)%	—	—%
Homebuilding gross margin	175,821	19.9%	196,832	21.3%
Add: Inventory impairment	411	0.0%	—	—%
Add: Interest in cost of home sales revenues	12,785	1.4%	12,033	1.3%
Add: Purchase price accounting for acquired work in process inventory	1,892	0.2%	1,581	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$190,909	21.6%	$210,446	22.8%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three months ended March 31, 2025, our adjusted homebuilding gross margin percentage excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory was 21.6% as compared to 22.8% for the prior year period. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness, and acquisitions (in each case as applicable) during any period, have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to prior periods and to homebuilding gross margins of our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Selling, general and administrative	$120,760	$114,109	$6,651	5.8%
As a percentage of home sales revenue	13.7%	12.4%

As a percentage of home sales revenue, our selling, general and administrative expense increased 130 basis points during the three months ended March 31, 2025, driven primarily by decreased revenue on a partially fixed cost base. Our selling, general and administrative expense increased $6.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily attributable to increased compensation and other costs due to higher active community count and $1.5 million in restructuring costs, and partially offset by decreased stock compensation expense.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2025 estimated annual effective tax rate, before discrete items, of 25.3%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, and partially offset by estimated federal energy home credits for current year home deliveries.

For the three months ended March 31, 2025, our estimated annual rate of 25.3% was benefitted by discrete items which had a net impact of decreasing our rate by 0.3%, including the impact of excess tax benefits for vested stock-based compensation.

For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $13.1 million and $20.0 million, respectively.

Segment Assets

(dollars in thousands)

	March 31,	December 31	Increase (Decrease)
	2025	2024	Amount	Change
West	$807,221	$780,991	$26,230	3.4%
Mountain	1,035,405	1,026,047	9,358	0.9%
Texas	856,674	834,815	21,859	2.6%
Southeast	611,378	616,747	(5,369)	(0.9)%
Century Complete	475,356	468,256	7,100	1.5%
Financial Services	394,291	478,730	(84,439)	(17.6)%
Century Living	245,972	217,899	28,073	12.9%
Corporate	129,981	108,987	20,994	19.3%
Total assets	$4,556,278	$4,532,472	$23,806	0.5%

Total assets increased to $4.6 billion as of March 31, 2025 as compared to $4.5 billion as of December 31, 2024, primarily as a result of changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities.

Homebuilding lots owned and controlled

	March 31, 2025			December 31, 2024			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	3,946	4,258	8,204	4,211	4,286	8,497	(6.3)%	(0.7)%	(3.4)%
Mountain	9,180	3,168	12,348	9,037	4,052	13,089	1.6%	(21.8)%	(5.7)%
Texas	12,942	9,539	22,481	12,632	8,935	21,567	2.5%	6.8%	4.2%
Southeast	5,174	11,435	16,609	5,173	12,270	17,443	0.0%	(6.8)%	(4.8)%
Century Complete	4,655	14,717	19,372	4,703	15,333	20,036	(1.0)%	(4.0)%	(3.3)%
Total	35,897	43,117	79,014	35,756	44,876	80,632	0.4%	(3.9)%	(2.0)%

During the three months ended March 31, 2025, we continued to strategically manage our lot pipeline, resulting in 79,014 lots owned and controlled at March 31, 2025, compared to 80,632 at December 31, 2024. Of our total lots owned and controlled as of March 31, 2025, 45.4% were owned and 54.6% were controlled, as compared to 44.3% owned and 55.7% controlled as of December 31, 2024.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended
	March 31,		Increase (Decrease)
	2025	2024	Amount	% Change
West	392	440	(48)	(10.9)%
Mountain	462	611	(149)	(24.4)%
Texas	499	514	(15)	(2.9)%
Southeast	387	450	(63)	(14.0)%
Century Complete	952	851	101	11.9%
Total	2,692	2,866	(174)	(6.1)%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2025 decreased by 174 homes, or 6.1%, to 2,692 as compared to 2,866 for the same period in 2024.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the three months ended March 31, 2025 and 2024 by segment is included in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	% Change
West	4.1	5.1	(1.0)	(19.6)%
Mountain	3.1	4.3	(1.2)	(27.9)%
Texas	2.1	4.1	(2.0)	(48.8)%
Southeast	3.0	5.3	(2.3)	(43.4)%
Century Complete	2.8	2.6	0.2	7.7%
Total	2.8	3.7	(0.9)	(24.3)%

During the three months ended March 31, 2025, our absorption rate decreased by 24.3% to 2.8 per month as compared to the same period in 2024, driven by slowing demand during the first quarter of 2025 amidst homebuilding market conditions impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers.

Selling communities

	Selling Communities		Average Selling Communities
	As of March 31,		For the three months ended March 31,
	2025	2024	2025	2024
West	34	28	32	29
Mountain	48	46	50	47
Texas	78	41	79	42
Southeast	42	30	42	28
Century Complete	116	108	115	109
Total	318	253	318	255

Our selling communities increased by 65 communities to 318 communities at March 31, 2025 as compared to 253 at March 31, 2024. This 25.7% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts, as well as the acquisition of Anglia completed during the third quarter of 2024.

Backlog

(dollars in thousands)

	As of March 31,
	2025			2024			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	248	$158,029	$637.2	262	$176,732	$674.5	(5.3)%	(10.6)%	(5.5)%
Mountain	182	102,309	562.1	279	161,477	578.8	(34.8)%	(36.6)%	(2.9)%
Texas	219	65,973	301.2	258	78,396	303.9	(15.1)%	(15.8)%	(0.9)%
Southeast	191	87,755	459.5	214	99,448	464.7	(10.7)%	(11.8)%	(1.1)%
Century Complete	418	106,984	255.9	577	151,154	262.0	(27.6)%	(29.2)%	(2.3)%
Total / Weighted Average	1,258	$521,050	$414.2	1,590	$667,207	$419.6	(20.9)%	(21.9)%	(1.3)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of March 31, 2025, we had 1,258 homes in backlog, which decreased as compared to 1,590 homes in backlog at March 31, 2024, with a total value of $521.1 million, as compared to $667.2 million at March 31, 2024. Backlog dollar value decreased due to the decrease in the number of backlog units, and a 1.3% decrease in the average sales price of backlog units, largely due to mix.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of March 31, 2025, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	March 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$324	$522
Cash held in escrow	24,187	3,004
Accounts receivable	37,929	39,460
Due from non-guarantors	—	26,980
Inventories	3,473,356	3,454,337
Prepaid expenses and other assets	468,215	329,620
Property and equipment, net	86,238	154,767
Deferred tax assets, net	21,925	22,220
Goodwill	41,109	41,109
Total assets	$4,153,283	$4,072,019
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$132,368	$130,941
Accrued expenses and other liabilities	260,412	270,534
Due to non-guarantors	32,942	—
Notes payable	1,116,159	1,107,909
Revolving line of credit	237,000	135,500
Total liabilities	1,778,881	1,644,884
Stockholders’ equity	2,374,402	2,427,135
Total liabilities and stockholders’ equity	$4,153,283	$4,072,019

Summarized Statements of Operations Data (in thousands)	Year Ended	Year Ended
	March 31, 2025	December 31, 2024

Total homebuilding revenues	$884,698	$4,305,391
Total homebuilding cost of revenues	(708,331)	(3,369,338)
Selling, general and administrative	(120,760)	(516,489)
Inventory impairment	(411)	(8,778)
Other expense	(6,739)	(5,436)
Income before income tax expense	48,457	405,350
Income tax expense	(12,118)	(97,864)
Net income	$36,339	$307,486

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on January 30, 2025, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and revolving line of credit availability, was $787.5 million as of March 31, 2025 and $918.0 million as of December 31, 2024.

Our principal uses of capital for the three months ended March 31, 2025 were our land purchases, land development, home construction, construction of multi-family rental properties, share repurchases, dividends, and the payment of routine liabilities.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and our purchases of land, as well as land development, home construction activities, and other cash needs. We had $237.0 million outstanding under our revolving line of credit as of March 31, 2025, as compared to $135.5 million outstanding as of December 31, 2024.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements described below. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three months ended March 31, 2025, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on January 30, 2025.

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

As of March 31, 2025, we had outstanding purchase contracts and option contracts for 43,117 lots totaling approximately $3.0 billion and we had $111.0 million of deposits for land contracts, of which $70.5 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of March 31, 2025, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of March 31, 2025 and December 31, 2024, respectively (in thousands):

	March 31,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$498,231	$498,027
3.875% senior notes, due August 2029(1)	496,621	496,428
Other financing obligations(2)	121,307	113,454
Notes payable	1,116,159	1,107,909
Revolving line of credit	237,000	135,500
Mortgage repurchase facilities	204,274	232,804
Total debt	$1,557,433	$1,476,213

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of March 31, 2025, other financing obligations included $3.2 million related to insurance premium notes, as well as $118.1 million outstanding under construction loan agreements related to Century Living, as described below. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements.

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

6.750% Senior Notes Due 2027

As of March 31, 2025, we had outstanding $500.0 million in aggregate principal amount of our 6.750% Senior Notes due 2027, which principal balance is due in June 2027. Prior to that date, interest only payments are due semi-annually in June and December of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of March 31, 2025, the aggregate obligation of these notes, inclusive of unamortized financing costs on these notes was $498.2 million as reported on our condensed consolidated financial statements.

3.875% Senior Notes Due 2029

As of March 31, 2025, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029, which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of March 31, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $496.6 million, as reported on our condensed consolidated financial statements.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $204.7 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. The obligations under construction loan agreements are guaranteed by certain of our subsidiaries. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of March 31, 2025 and December 31, 2024, $118.1 million and $102.4 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.6% and 6.5% as of March 31, 2025 and December 31, 2024, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On November 1, 2024, we entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association, as Administrative Agent, and the lenders party thereto. The Credit Agreement, which replaced our prior Second Amended and Restated Credit Agreement, provides us with a senior unsecured revolving credit facility (which we refer to as the “revolving line of credit”) of up to $900.0 million. The revolving line of credit includes a $250.0 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400.0 million. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, the revolving line of credit will mature on November 1, 2028, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date and up to three times during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of March 31, 2025 and December 31, 2024, $237.0 million and $135.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.9% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement. On April 22, 2025, in accordance with the terms of the Credit Agreement, we increased our revolving line of credit to $1.0 billion.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of March 31, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 14, 2025. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.0% as of March 31, 2025.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2025 and December 31, 2024, we had $204.3 million and $232.8 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2025 and December 31, 2024, we had $570.9 million and $563.5 million, respectively, in letters of credit and performance and other bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchases

Our current stock repurchase program, authorized by our Board of Directors, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 3.9 million shares remained available to be repurchased as of March 31, 2025. During the three months ended March 31, 2025 and 2024, an aggregate of 753.3 thousand and 186.9 thousand shares, respectively, were repurchased under this and our previous stock repurchase program for a total purchase price of approximately $55.6 million and $16.1 million, respectively, and a weighted average price of $73.76 and $86.16 per share, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022.

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

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2025 and 2024, respectively (in thousands, except per share information):

			Three months ended March 31, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922

			Three months ended March 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264

We expect to continue paying our quarterly cash dividends to stockholders for the remainder of 2025. However, the declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our Board of Directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

Cash Flows— Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

For the three months ended March 31, 2025 and 2024, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $36.6 million during the three months ended March 31, 2025 as compared to net cash provided by operating activities of $21.6 million during the prior year period. This change is primarily a result of (1) a $24.9 million decrease in net income, (2) changes in cash balances held in escrow, and (3) expenditures related to the development, construction, and management of multi-family rental properties by our Century Living segment within prepaid and other assets during the three months ended March 31, 2025. During the three months ended March 31, 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets and we determined that these operations have become part of our ordinary activities, and cash flows from development activities and the disposition of properties are recorded as operating activities on the condensed consolidated statement of cash flows.

•Net cash used in investing activities decreased to $4.0 million during the three months ended March 31, 2025, compared to $64.6 million during the prior year period. This decrease was primarily related to (1) $32.7 million in expenditures related to our acquisition of Landmark during the three months ended March 31, 2024 and (2) $26.0 million in expenditures related to the development, construction, and management of multi-family rental properties by our Century Living segment during the three months ended March 31, 2024. During the three months ended March 31, 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets and we determined that these operations have become part of our ordinary activities, and cash flows from development activities and the disposition of properties are recorded as operating activities on the condensed consolidated statement of cash flows.

•Net cash used in financing activities was $1.5 million during the three months ended March 31, 2025, compared to $54.7 million during the prior year period. This decrease in net cash used in financing activities was primarily attributable to a $101.5 million increase in net borrowings under our revolving line of credit during the current year period, and was partially offset by a $39.5 million increase in stock repurchases during the current year period, in each case compared to the prior year period.

As of March 31, 2025, our cash and cash equivalents and restricted cash balance was $133.2 million, as compared to $175.3 million as of December 31, 2024.

Non-GAAP Financial Measures

In this Form 10-Q, we use certain non-GAAP financial measures, including EBITDA, adjusted EBITDA, net homebuilding debt to net capital, adjusted net income and adjusted diluted earnings per share. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year or period-over-period basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three months ended March 31, 2025 and 2024. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before inventory impairment, restructuring costs, impairment on other investment, purchase price accounting for acquired work in process inventory and loss on debt extinguishment, in each case as applicable during a period. We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA nor adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024	% Change
Net income	$39,384	$64,332	(38.8)%
Income tax expense	13,134	19,988	(34.3)%
Interest in cost of home sales revenues	12,785	12,033	6.2%
Interest expense (income)	798	(1,515)	(152.7)%
Depreciation and amortization expense	6,428	5,475	17.4%
EBITDA	$72,529	$100,313	(27.7)%
Inventory impairment	411	—	NM
Restructuring costs	1,505	—	NM
Impairment on other investment	—	7,722	NM
Purchase price accounting for acquired work in process inventory	1,892	1,581	19.7%
Adjusted EBITDA	$76,337	$109,616	(30.4)%

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

(dollars in thousands)

	March 31,	December 31,
	2025	2024
Notes payable	$1,116,159	$1,107,909
Revolving line of credit	237,000	135,500
Construction loan agreements	(118,078)	(102,436)
Total homebuilding debt	1,235,081	1,140,973
Total stockholders' equity	2,578,503	2,620,856
Total capital	$3,813,584	$3,761,829
Homebuilding debt to capital	32.4%	30.3%

Total homebuilding debt	$1,235,081	$1,140,973
Cash and cash equivalents	(100,336)	(149,998)
Cash held in escrow	(24,187)	(3,004)
Net homebuilding debt	1,110,558	987,971
Total stockholders' equity	2,578,503	2,620,856
Net capital	$3,689,061	$3,608,827

Net homebuilding debt to net capital	30.1%	27.4%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted net income and adjusted diluted earnings per share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define adjusted net income as consolidated net income before (i) income tax expense; (ii) inventory impairment; (iii) restructuring costs; (iv) impairment on other investment; (v) purchase price accounting for acquired work in process inventory; and (vi) loss on debt extinguishment; in each case, as applicable during a period, less adjusted income tax expense, calculated using our estimated annual effective tax rate after discrete items for the applicable period. Adjusted EPS is calculated by dividing adjusted net income by weighted average common shares – diluted.

(in thousands, except share and per share information)

	Three Months Ended March 31,
	2025	2024
Numerator
Net income	$39,384	$64,332
Denominator
Weighted average common shares outstanding - basic	30,801,046	31,808,959
Dilutive effect of stock-based compensation awards	344,821	429,849
Weighted average common shares outstanding - diluted	31,145,867	32,238,808
Earnings per share:
Basic	$1.28	$2.02
Diluted	$1.26	$2.00

Adjusted earnings per share
Numerator
Net income	$39,384	$64,332
Income tax expense	13,134	19,988
Income before income tax expense	52,518	84,320
Inventory impairment	411	—
Restructuring costs	1,505	—
Impairment on other investment	—	7,722
Purchase price accounting for acquired work in process inventory	1,892	1,581
Adjusted income before income tax expense	56,326	93,623
Adjusted income tax expense(1)	(14,086)	(22,193)
Adjusted net income	$42,240	$71,430

Denominator - Diluted	31,145,867	32,238,808

Adjusted diluted earnings per share	$1.36	$2.22

(1)The tax rates used in calculating adjusted net income for the three months ended March 31, 2025 and 2024 were 25.0% and 23.7%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our Credit Agreement and construction loan agreements. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our market risk since December 31, 2024.

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. The Federal Reserve did not change the federal funds interest rate during the first quarter of 2025, and we cannot provide any assurance as to the impact of any future potential changes to the federal funds interest rate or mortgage rates on our current or future business. Inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes approximately four months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home starts convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of our cash receipts from home deliveries occurs during the second half of the year. This seasonality pattern may be affected by volatility in the homebuilding industry, supply chain challenges, subcontractor and labor shortages, and changes in demand for our homes.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2025, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on January 30, 2025, other than the revised risk factors below:

We are subject to demand fluctuations in the housing market and homebuilding industry. Declines in demand for our homes or in the homebuilding industry have, and may continue to, materially and adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. These factors may include interest rates and Federal Reserve policy changes; inflation; consumer confidence and spending, which declined significantly in the first quarter of 2025; employment levels; uncertainty and recent declines in financial, credit and consumer lending markets; slow economic growth or recessionary conditions in various regions or industries around the world; availability of financing for homebuyers; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements; changes to mortgage regulations; availability and prices of new homes compared to existing inventory; demographic trends, including slower rates of population growth or population decline in our markets; the effect of pandemics; and other factors, including those described elsewhere in this report. Recent declines in consumer confidence and spending, market fluctuations and the increased likelihood of recessionary conditions contributed to reduced demand for our homes in the first quarter of 2025 compared to recent prior periods, which adversely affected our first quarter 2025 results of operations. If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices rise, there could likely be additional corresponding adverse effects on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts, and the amount of revenues or profits we generate, and such effect may be material. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

Adverse changes in general economic conditions have reduced and may continue to reduce the demand for our homes and, as a result, have had and may continue to have a material adverse effect on our business, results of operations and financial condition.

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

These factors have resulted in the past and in the future could result in a decline in the demand for our homes, as well as a decline in the pricing for our homes, an increase in customer cancellations, an increase in selling concessions, and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. In the first quarter of 2025, uncertainty resulting in part from the imposition and repeal of tariffs on U.S. trade partners caused declines in consumer confidence and spending, market fluctuations and the increased likelihood of recessionary conditions, which resulted in a decline in the demand for our homes during first quarter of 2025 compared to recent prior periods, which had a material adverse effect on our first quarter 2025 results of operations. If these conditions persist, there may be a sustained downturn in the homebuilding market, which would likely have an adverse effect on our business and results of operations for multiple years.

In addition, the portion of our customer base that consists of first- and second-time move-up buyers often purchase homes subject to contingencies related to the sale and/or closing of their existing homes. If these potential buyers face difficulties in selling or closing their homes, whether due to rising interest rates for mortgage loans, periods of weak or uncertain economic conditions, oversupply, restrictive mortgage standards or otherwise, our sales may be adversely affected. Moreover, we may need to reduce our sales prices, possibly in instances where appraised values of our homes are lower than our sales price, and offer greater incentives to buyers to compete for sales that may result in reduced margins. Also, because we have increased our supply of quick move-in (or “spec”) homes relative to our built-to-order homes, adverse changes in economic conditions could cause us to reduce prices more rapidly to avoid carrying large amounts of finished inventory. This, in turn, could adversely affect our results of operations and financial condition.

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

Additionally, our business could be adversely affected by unstable economic and political conditions as well as geopolitical conflicts. While we do not have any customer or direct supplier relationships in foreign countries experiencing war, military conflicts, sanctions, or export controls, other actions that may be initiated by nations (e.g., the recent imposition and repeal of tariffs, potential cyber attacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes, as described elsewhere in these risk factors, and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility resulting from the imposition and repeal of tariffs, any of which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business. Furthermore, deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

In the United States, the unemployment rate was 4.2% as of the end of March 2025, according to the U.S. Bureau of Labor Statistics. Recessionary conditions may cause this rate to increase. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own, and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

Inflation has adversely affected and could continue to adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices.

Although inflation eased somewhat in 2024, high inflation has adversely affected us in recent years by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. The recent implementation of widespread tariffs and the future implementation of inflationary policies may have similar adverse effects. In the event inflation increases again, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, which historically negatively impact housing demand. While we historically have been able to pass along price increases to our consumers to help offset price increases, we may not be able to continue to do so, thereby adversely impacting our margins. Moreover, the cost of capital typically increases as a result of inflation and the purchasing power of our cash resources typically declines. Future actions by the government to stimulate the economy may further increase the risk of inflation, which may have an adverse impact on our business or financial results.

Tariffs and duties that have been and may be enacted into law could adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices caused by any such trade regulations.

The Trump administration has implemented a number of tariffs. Most recently, on April 2, 2025, the President implemented additional tariffs on 180 countries and territories, which currently range from 10% to 125%. Although these tariffs were subsequently paused in part for 90 days, it is uncertain whether and to what extent they may become effective following this period. Additionally, while Canadian lumber was exempt from these tariffs, the U.S. Department of Commerce has indicated that it will more than double duties imposed on Canadian softwood lumber imports by September 2025, which may increase the cost of lumber available in the U.S and, therefore, increase the cost of our homes. As noted above with respect to the impact of inflation, while we historically have been able to pass along price increases to our consumers to help offset price increases we incur, we may not be able to continue to do so depending on the significance of cost increases, thereby adversely impacting our margins as a result of any tariffs and duties imposed on our operations. More broadly, adverse effects such trade regulations may have on U.S. national or regional economies could adversely affect our business and financial results.

Raw materials and building supply shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry, from time to time, has experienced and will likely continue to experience raw material shortages and has been adversely affected by volatility in global commodity prices and government imposed tariffs and other trade regulations, including those described elsewhere in these risk factors. Shortages and fluctuations in the price of concrete, drywall, steel, lumber or other important raw materials in the past have resulted, and in the future could result, in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. These shortages can be more severe during periods of strong demand for housing or during periods following natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials also in the past has been, and in the future may be, materially and adversely affected during periods of shortages or high inflation or as a result of trade regulations, such as the recent imposition of increased tariffs. These shortages have caused, and in the future may cause, construction delays, and increases in our costs of home construction.

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

Nearly all of the mortgage loans closed by our Financial Services segment in 2024 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes adversely affects the revenues of this segment of our business. In the first quarter of 2025, economic uncertainty, as described elsewhere in these risk factors, contributed to reduced demand for our homes compared to recent prior periods, which adversely affected our revenues and our Financial Services segment. Future demand for our homes is uncertain and dependent upon interest rates for mortgage loans, consumer confidence, availability of credit, economic conditions and other factors, including those described elsewhere in this report, and it is possible that demand for our homes may decrease further in 2025 if current economic conditions persist or worsen.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our first quarter ended March 31, 2025.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January
January 1, 2025 through January 31, 2025	—	$—	—	4,702,308
February
February 1, 2025 through February 28, 2025	533,720	75.77	533,720	4,168,588
March
March 1, 2025 through March 31, 2025	219,617	68.85	219,617	3,948,971
Total	753,337	$73.76

(1)Our current stock repurchase program, authorized by our Board of Directors in 2024, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock under the program. We repurchased 753,337 shares during the period indicated above under this current and our previous stock repurchase programs and 3,948,971 shares remained available to repurchase under our current program as of March 31, 2025. Under the terms of our stock repurchase program, shares of our common stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The program has no expiration date and may be terminated by the Board of Directors at any time.

(2)The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

Incremental Joinder Agreement to Increase Size of Senior Secured Revolving Credit Facility

As previously disclosed, Century Communities, Inc. is party to a Credit Agreement (the “Credit Agreement”) with the lenders party thereto, U.S. Bank National Association, as Administrative Agent, U.S. Bank National Association, BofA Securities, Inc., JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, and PNC National Association, as Joint Lead Arrangers, Bank of America, N.A., JPMorgan Chase Bank, N.A., and BMO Bank N.A., as Co-Syndication Agents, Fifth Third Bank, National Association, PNC Bank, National Association, and Zions Bancorporation, N.A. dba Vectra Bank Colorado, as Co-Documentation Agents, and U.S. Bank National Association, as Sole Book Runner, which provides for a senior unsecured revolving credit facility of up to $900.0 million (the “Credit Facility”). Also, as previously disclosed, we are entitled to request an increase in the size of the Credit Facility (each, an “Incremental Increase”) by an amount not exceeding $400.0 million, in each case subject to the terms and conditions of the Credit Agreement.

On April 22, 2025, pursuant to the terms of the Credit Agreement, we entered into an Incremental Joinder Agreement (the “Joinder Agreement”) to the Credit Agreement with Citizens Bank, N.A. and the lenders party to the Credit Agreement and U.S. Bank National Association, as Administrative Agent, to request an Incremental Commitment thereunder to increase the size of the Credit Facility from $900.0 million to $1.0 billion, and in connection therewith, add Citizens Bank, N.A. as an additional lender thereto (the “Incremental Lender”) and as an additional Joint Lead Arranger thereunder, with the Incremental Lender taking on a $125.0 million commitment thereunder and U.S. Bank, National Association reducing its commitment thereunder by $25.0 million. Except as set forth in the Joinder Agreement, the Credit Agreement remains unchanged and in full force and effect.

As with the other lenders under the Credit Agreement and Joint Lead Arrangers thereunder, the Incremental Lender will receive customary compensation to serve in such capacities thereunder.

The foregoing description of the Joinder Agreement is a summary of the material terms of such agreement, does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Joinder Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

10.1	Form of Employee Performance Share Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (filed herewith)
10.2

Incremental Joinder Agreement, dated as of April 22, 2025, among Citizens Bank, N.A., as Incremental Lender, and each of the signatories to the Credit Agreement, dated as of November 1, 2024, among Century Communities, Inc., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (filed herewith)

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

Century Communities, Inc.

Date: April 23, 2025	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman
(Co-Principal Executive Officer)

Date: April 23, 2025	By:	/s/ Robert J. Francescon
Robert J. Francescon
Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: April 23, 2025	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial and Accounting Officer)