Form 10-Q
period 2025-06-30
Century Communities, Inc.
filed 2025-07-24
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

On July 18, 2025, 29,679,781 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets	(unaudited)	(audited)
Cash and cash equivalents	$93,246	$149,998
Cash held in escrow	34,349	3,004
Accounts receivable	68,893	50,318
Inventories	3,509,639	3,454,337
Mortgage loans held for sale	184,390	236,926
Prepaid expenses and other assets	539,684	419,384
Property and equipment, net	86,865	155,176
Deferred tax assets, net	21,315	22,220
Goodwill	41,109	41,109
Total assets	$4,579,490	$4,532,472
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$145,269	$133,086
Accrued expenses and other liabilities	283,588	302,317
Notes payable	1,135,202	1,107,909
Revolving line of credit	270,000	135,500
Mortgage repurchase facilities	181,440	232,804
Total liabilities	2,015,499	1,911,616
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,679,571 and 30,961,227 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	297	310
Additional paid-in capital	414,002	526,959
Retained earnings	2,149,692	2,093,587
Total stockholders' equity	2,563,991	2,620,856
Total liabilities and stockholders' equity	$4,579,490	$4,532,472

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Homebuilding revenues
Home sales revenues	$976,467	$1,017,414	$1,860,204	$1,939,816
Land sales and other revenues	483	377	1,445	1,593
Total homebuilding revenues	976,950	1,017,791	1,861,649	1,941,409
Financial services revenues	23,774	21,659	42,308	46,585
Total revenues	1,000,724	1,039,450	1,903,957	1,987,994
Homebuilding cost of revenues
Cost of home sales revenues	(797,162)	(787,556)	(1,504,666)	(1,513,127)
Cost of land sales and other revenues	(69)	—	(897)	(37)
Total homebuilding cost of revenues	(797,231)	(787,556)	(1,505,563)	(1,513,164)
Financial services costs	(17,550)	(15,996)	(33,724)	(30,873)
Selling, general and administrative	(128,837)	(125,973)	(249,596)	(240,082)
Inventory impairment	(7,360)	(570)	(7,771)	(570)
Other (expense) income, net	(2,663)	1,278	(7,702)	(8,353)
Income before income tax expense	47,083	110,633	99,601	194,952
Income tax expense	(12,229)	(26,909)	(25,363)	(46,897)
Net income	$34,854	$83,724	$74,238	$148,055

Earnings per share:
Basic	$1.15	$2.65	$2.43	$4.67
Diluted	$1.14	$2.61	$2.40	$4.60
Weighted average common shares outstanding:
Basic	30,366,109	31,648,130	30,582,376	31,728,544
Diluted	30,680,708	32,092,789	30,912,086	32,165,798

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$74,238	$148,055
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,862	11,165
Stock-based compensation expense	8,233	10,710
Fair value adjustments of mortgage-related assets and liabilities	782	(4,578)
Inventory impairment	7,771	570
Impairment on other investment	—	7,722
Abandonment of lot option contracts	4,148	1,818
Deferred income taxes	905	(428)
(Gain) loss on disposition of assets and other	(36)	(2,187)
Changes in assets and liabilities:
Cash held in escrow	(31,345)	57,022
Accounts receivable	(13,845)	(1,442)
Inventories	(85,927)	(246,776)
Mortgage loans held for sale	54,491	(7,631)
Prepaid expenses and other assets	(70,038)	(32,058)
Accounts payable	12,183	11,402
Accrued expenses and other liabilities	(22,047)	(31,824)
Net cash used in operating activities	(47,625)	(78,460)
Investing activities
Purchases of property and equipment	(9,887)	(23,492)
Proceeds from sale of property and equipment	106	11,014
Proceeds from sale of mortgage servicing rights	42,756	—
Expenditures related to development of rental properties	—	(42,431)
Payments for business combination	—	(32,716)
Other investing activities	(3,340)	—
Net cash provided by (used in) investing activities	29,635	(87,625)
Financing activities
Borrowings under revolving credit facilities	1,395,000	656,000
Payments on revolving credit facilities	(1,260,500)	(545,000)
Borrowing under construction loan agreements	25,251	27,965
Proceeds from issuance of insurance premium notes and other	12,266	11,166
Principal payments on insurance premium notes and other	(11,019)	(27,053)
Debt issuance costs	(1,342)	—
Net (payments) proceeds for mortgage repurchase facilities	(51,364)	9,518
Withholding of common stock upon vesting of stock-based compensation awards	(17,236)	(10,424)
Repurchases of common stock under stock repurchase program	(103,616)	(53,139)
Dividend payments	(17,705)	(16,481)
Other financing activities	(685)	—
Net cash (used in) provided by financing activities	(30,950)	52,552
Net decrease	$(48,940)	$(113,533)
Cash and cash equivalents and Restricted cash
Beginning of period	175,323	242,003
End of period	$126,383	$128,470
Supplemental cash flow disclosure
Cash paid for income taxes	$34,980	$55,611
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$93,246	$106,682
Restricted cash (Note 6)	33,137	21,788
Cash and cash equivalents and Restricted cash	$126,383	$128,470

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

For the Three Months Ended June 30, 2025 and 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2025	30,547	$305	$454,265	$2,123,933	$2,578,503
Vesting of stock-based compensation awards	17	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	—	—	(6)	—	(6)
Repurchases of common stock	(884)	(8)	(48,030)	—	(48,038)
Stock-based compensation expense		—	7,941	—	7,941
Cash dividends declared and dividend equivalents	—	—	312	(9,095)	(8,783)
Other	—	—	(480)		(480)
Net income	—	—	—	34,854	34,854
Balance at June 30, 2025	29,680	$297	$414,002	$2,149,692	$2,563,991

Balance at March 31, 2024	31,791	$318	$569,581	$1,849,377	$2,419,276
Vesting of stock-based compensation awards	11	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(1)	—	(10)	—	(10)
Repurchases of common stock	(465)	(5)	(37,025)		(37,030)
Stock-based compensation expense	—	—	7,914	—	7,914
Cash dividends declared and dividend equivalents	—	—	113	(8,330)	(8,217)
Net income	—	—	—	83,724	83,724
Balance at June 30, 2024	31,336	$313	$540,573	$1,924,771	$2,465,657

For the Six Months Ended June 30, 2025 and 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856
Vesting of stock-based compensation awards	582	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(226)	(2)	(17,234)	—	(17,236)
Repurchases of common stock	(1,637)	(16)	(103,600)	—	(103,616)
Stock-based compensation expense	—	—	8,233	—	8,233
Cash dividends declared and dividend equivalents	—	—	428	(18,133)	(17,705)
Other	—	—	(779)	—	(779)
Net income	—	—	—	74,238	74,238
Balance at June 30, 2025	29,680	$297	$414,002	$2,149,692	$2,563,991

Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Vesting of stock-based compensation awards	334	3	(3)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(121)	(1)	(10,423)	—	(10,424)
Repurchases of common stock	(652)	(7)	(53,132)	—	(53,139)
Stock-based compensation expense	—	—	10,710	—	10,710
Cash dividends declared and dividend equivalents	—	—	432	(16,913)	(16,481)
Net income	—	—	—	148,055	148,055
Balance at June 30, 2024	31,336	$313	$540,573	$1,924,771	$2,465,657

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

1. Basis of Presentation

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 16 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for our fiscal year ending December 31, 2025. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements and related annual disclosures, but we do not expect the impact to be significant.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 16 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections. Our Century Complete brand has operations in nine states and is managed separately from our four geographic regions, and it is considered a separate operating segment.

We have presented our homebuilding operations as the following reportable segments as of June 30, 2025:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada, and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, and South Carolina)

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

Beginning in the first quarter of 2025, we have separately reported our Century Living segment as a reportable segment, which was previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information for the three and six months ended June 30, 2024.

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

The following tables summarize total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Three months ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$201,894	$206,387	$147,460	$172,474	$248,735	$23,774	$—	$—	$1,000,724
Cost of home sales	(159,451)	(170,619)	(121,515)	(141,138)	(204,756)	—	—	317	(797,162)
Inventory impairment	—	—	—	(3,803)	(3,557)	—	—	—	(7,360)
Selling, general and administrative	(17,094)	(18,327)	(17,587)	(15,775)	(24,779)	—	(161)	(35,114)	(128,837)
Financial services costs	—	—	—	—	—	(17,550)	—	—	(17,550)
Other segment items (1)	(358)	(2,322)	(232)	(572)	(648)	—	1,623	(223)	(2,732)
Income (loss) before tax expense	$24,991	$15,119	$8,126	$11,186	$14,995	$6,224	$1,462	$(35,020)	$47,083

	Three months ended June 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$203,677	$258,921	$146,007	$154,149	$255,037	$21,659	$—	$—	$1,039,450
Cost of home sales	(155,454)	(202,572)	(113,306)	(112,875)	(199,625)	—	—	(3,724)	(787,556)
Inventory impairment	—	—	—	—	(570)	—	—	—	(570)
Selling, general and administrative	(16,005)	(21,392)	(14,899)	(15,010)	(25,874)	—	(534)	(32,259)	(125,973)
Financial services costs	—	—	—	—	—	(15,996)	—	—	(15,996)
Other segment items (1)	(49)	(592)	29	(421)	68	—	(115)	2,358	1,278
Income (loss) before tax expense	$32,169	$34,365	$17,831	$25,843	$29,036	$5,663	$(649)	$(33,625)	$110,633

	Six months ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$383,616	$431,418	$284,102	$306,919	$455,594	$42,308	$—	$—	$1,903,957
Cost of home sales	(300,960)	(351,300)	(230,820)	(246,192)	(373,526)	—	—	(1,868)	(1,504,666)
Inventory impairment	—	—	—	(3,803)	(3,968)	—	—	—	(7,771)
Selling, general and administrative	(34,105)	(38,747)	(34,531)	(30,725)	(47,460)	—	(382)	(63,646)	(249,596)
Financial services costs	—	—	—	—	—	(33,724)	—	—	(33,724)
Other segment items (1)	(2,165)	(2,810)	(274)	(833)	(1,823)	—	416	(1,110)	(8,599)
Income (loss) before tax expense	$46,386	$38,561	$18,477	$25,366	$28,817	$8,584	$34	$(66,624)	$99,601

	Six months ended June 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$376,325	$513,200	$277,280	$315,807	$458,797	$46,585	$—	$—	$1,987,994
Cost of home sales	(285,746)	(405,102)	(215,990)	(237,711)	(362,047)	—	—	(6,531)	(1,513,127)
Inventory impairment	—	—	-	—	(570)	—	—	—	(570)
Selling, general and administrative	(31,375)	(43,186)	(29,244)	(30,597)	(46,017)	—	(981)	(58,682)	(240,082)
Financial services costs	—	—	-	—	—	(30,873)	—	—	(30,873)
Other segment items (1)	(328)	(2,739)	(343)	(860)	(27)	—	(412)	(3,681)	(8,390)
Income (loss) before tax expense	$58,876	$62,173	$31,703	$46,639	$50,136	$15,712	$(1,393)	$(68,894)	$194,952

(1) Includes cost of land sales and other revenues, and other income (expense).

The following table summarizes total assets by segment (in thousands):

	June 30,	December 31,
	2025	2024
West	$881,976	$780,991
Mountain	1,017,738	1,026,047
Texas	894,191	834,815
Southeast	595,819	616,747
Century Complete	448,249	468,256
Financial Services	321,370	478,730
Century Living	266,789	217,899
Corporate	153,358	108,987
Total assets	$4,579,490	$4,532,472

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

3. Business Combinations

On January 22, 2024, we closed the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represented a business combination. During the six months ended June 30, 2024, we incurred $0.1 million in acquisition costs, which are reflected in other expense in our condensed consolidated statements of operations

On July 31, 2024, we closed the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations, including 26 active communities, in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represented a business combination, as we determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets, and the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences.

4. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2025	2024
Homes under construction	$1,517,905	$1,614,630
Land and land development	1,897,794	1,755,382
Capitalized interest	93,940	84,325
Total inventories	$3,509,639	$3,454,337

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. As of June 30, 2025 and December 31, 2024, Inspire had mortgage loans held for sale with an aggregate fair value of $184.4 million and $236.9 million, respectively, and an aggregate outstanding principal balance of $187.1 million and $241.6 million, respectively. The loss from the change in fair value for mortgage loans held for sale was $1.2 million for the three months ended June 30, 2025 and the gain from the change in fair value for mortgage loans held for sale was $2.0 million for the six months ended June 30, 2025. The gain from the change in fair value for mortgage loans held for sale was $0.9 million for the three months ended June 30, 2024, and the loss from the change in fair value for mortgage loans held for sale was $4.2 million for the six months ended June 30, 2024. During the three months ended June 30, 2025, we sold mortgage servicing rights with an unpaid principal balance of approximately $3.0 billion. Refer to Note 13 – Fair Value Disclosures for further information regarding our mortgage servicing rights. The total unpaid principal balance of mortgage loans serviced at June 30, 2025 and December 31, 2024 was $100.1 million and $2.9 billion, respectively.

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the consolidated statements of operations, and include (1) net gains on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for or benefit from investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, credits, commitment fees, and discount points provided directly to our customers to reduce interest rates. Net gains on the sale of mortgage loans were $15.3 million and $28.1 million for the three and six months ended June 30, 2025, respectively, and were $14.0 million and $31.8 million for the three and six months ended June 30, 2024, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate principal balance of $111.1 million and $76.3 million as of June 30, 2025 and December 31, 2024, respectively, and carried a weighted average interest rate of approximately 5.2% and 5.5%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement, are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 13 – Fair Value Disclosures for further information regarding our derivative instruments.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid insurance	$24,461	$27,384
Lot option and escrow deposits	103,124	92,494
Performance deposits	10,644	10,561
Restricted cash (1)	33,137	25,325
Multi-family rental properties inventory (2)	248,176	—
Multi-family rental properties under construction (2)	—	119,441
Mortgage loans held for investment at fair value	19,952	21,478
Mortgage loans held for investment at amortized cost	12,463	10,380
Mortgage servicing rights	1,215	42,404
Other assets and prepaid expenses	86,512	69,917
Total prepaid expenses and other assets	$539,684	$419,384

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets and we determined that these operations have become part of our ordinary activities. Accordingly, we reclassified $119.4 million associated with multi-family properties under construction within prepaid and other assets and $90.5 million associated with completed multi-family rental property assets within property and equipment, net to multi-family rental properties inventory within prepaid and other assets on the condensed consolidated balance sheet as of the beginning of the period. Multi-family rental properties inventory includes multi-family rental properties that are under construction and properties that are in lease-up.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2025	2024
Earnest money deposits	$8,651	$8,786
Warranty reserve	13,265	12,762
Self-insurance reserve	37,242	32,970
Accrued compensation costs	47,507	82,020
Land development and home construction accruals	115,070	112,392
Accrued interest	12,631	12,457
Income taxes payable	—	—
Other accrued liabilities	49,222	40,930
Total accrued expenses and other liabilities	$283,588	$302,317

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we increased our warranty reserve by $0.6 million during the three months ended June 30, 2025, and we reduced our warranty reserve by $0.2 million during the three months ended June 30, 2024. We reduced our warranty reserve by $1.4 million and $1.5 million during the six months ended June 30, 2025 and 2024, respectively, which is included as a reduction to cost of home sales revenues on our condensed consolidated statements of operations. Changes in our warranty accrual for the three and six months ended June 30, 2025 and 2024 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$11,470	$11,212	$12,762	$11,524
Warranty expense provisions	2,475	2,470	4,664	5,140
Payments	(1,257)	(1,841)	(2,801)	(3,532)
Warranty adjustment	577	(243)	(1,360)	(1,534)
Ending balance	$13,265	$11,598	$13,265	$11,598

9. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. In circumstances where we have elected to retain a higher portion of the overall risk for construction defect claims in return for a lower initial premium, we reserve for the estimated self-insured retention costs that we will incur that are above our coverage limits or that are not covered by our insurance policies. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the six months ended June 30, 2025 and 2024, we recorded no adjustment to our self-insurance reserve. Any adjustments to our self-insurance reserve would be included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and six months ended June 30, 2025 and 2024 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$35,448	$25,652	$32,970	$23,659
Self-insurance expense provisions	2,702	2,717	5,342	5,228
Payments	(908)	(685)	(1,070)	(1,203)
Self-insurance adjustment	—	—	—	—
Ending balance	$37,242	$27,684	$37,242	$27,684

10. Debt

Our outstanding debt obligations included the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$498,435	$498,027
3.875% senior notes, due August 2029(1)	496,814	496,428
Other financing obligations(2)	139,953	113,454
Notes payable	1,135,202	1,107,909
Revolving line of credit	270,000	135,500
Mortgage repurchase facilities	181,440	232,804
Total debt	$1,586,642	$1,476,213

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of June 30, 2025, other financing obligations included $12.3 million related to certain secured borrowings as well as $127.7 million outstanding under construction loan agreements related to Century Living. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements.

6.750% Senior Notes Due 2027

As of June 30, 2025, we had outstanding $500.0 million in aggregate principal amount of our 6.750% Senior Notes due 2027, which principal balance is due in June 2027. Prior to that date, interest only payments are due semi-annually in June and December of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of June 30, 2025, the aggregate obligation of these notes, inclusive of unamortized financing costs on these notes was $498.4 million as reported on our condensed consolidated financial statements.

3.875% Senior Notes Due 2029

As of June 30, 2025, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029, which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of June 30, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $496.8 million, as reported on our condensed consolidated financial statements.

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

As of June 30, 2025 and December 31, 2024, $127.7 million and $102.4 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.6% and 6.5% as of June 30, 2025 and December 31, 2024, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association, as Administrative Agent, and the lenders party thereto, which provides us with a senior unsecured revolving credit facility (which we refer to as the “revolving line of credit”) of up to $1.0 billion. The revolving line of credit includes a $250.0 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400.0 million; and pursuant to those terms, on April 22, 2025, we increased our revolving line of credit from $900.0 million to $1.0 billion, resulting in $300.0 million remaining for possible future increases. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, the revolving line of credit will mature on November 1, 2028, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date and up to three times during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of June 30, 2025 and December 31, 2024, $270.0 million and $135.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.8% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of June 30, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through June 1, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.0% as of June 30, 2025.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2025 and December 31, 2024, we had $181.4 million and $232.8 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

11. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to homebuilding inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2025 and 2024, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest capitalized beginning of period	$89,010	$75,172	$84,325	$72,598
Interest capitalized during period	19,134	16,350	36,604	30,957
Less: capitalized interest in cost of sales	(14,204)	(13,592)	(26,989)	(25,625)
Interest capitalized end of period	$93,940	$77,930	$93,940	$77,930

12. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2025 estimated annual effective tax rate, before discrete items, of 25.6%, is driven by our blended federal and state statutory rate of 24.9%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, and partially offset by estimated federal energy home credits for current year home deliveries.

For the six months ended June 30, 2025, our estimated annual rate of 25.6% was benefitted by discrete items which had a net impact of decreasing our rate by 0.1%, including the impact of excess tax benefits for vested stock-based compensation.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate would not reflect a benefit from such tax credits as to homes delivered after that date.

For the three months ended June 30, 2025 and 2024, we recorded income tax expense of $12.2 million and $26.9 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded income tax expense of $25.4 million and $46.9 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, respectively (in thousands):

			June 30,	December 31,
	Balance Sheet Classification	Hierarchy	2025	2024

Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$184,390	$236,926
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$19,952	$21,478
Derivative assets	Prepaid expenses and other assets	Level 2	$5,151	$3,990
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$1,215	$42,404
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$2,391	$—

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

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 7.3%, 10.4%, and $75 per year per loan, respectively, as of June 30, 2025, and 8.5%, 10.6%, and $74 per year per loan, respectively, as of December 31, 2024. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage servicing rights	2025	2024	2025	2024
Beginning of period	$43,889	$32,734	$42,404	$30,932
Originations	1,193	1,545	4,928	2,779
Settlements	(802)	(550)	(1,504)	(1,112)
Sales	(47,305)	—	(47,305)	—
Changes in fair value	4,240	341	2,692	1,471
End of period	$1,215	$34,070	$1,215	$34,070

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage loans held-for-investment at fair value	2025	2024	2025	2024
Beginning of period	$21,704	$21,620	$21,478	$21,041
Transfers from loans held for sale	466	808	975	1,956
Settlements	—	(347)	—	(661)
Reduction in unpaid principal balance	(127)	(246)	(301)	(362)
Changes in fair value	(2,091)	(72)	(2,200)	(211)
End of period	$19,952	$21,763	$19,952	$21,763

During the three months ended June 30, 2025, we sold mortgage servicing rights with an unpaid principal balance of approximately $3.0 billion for approximately $47.3 million, including customary holdbacks.

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at June 30, 2025 and December 31, 2024, respectively (in thousands).

		June 30, 2025		December 31, 2024

	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$93,246	$93,246	$149,998	$149,998
6.750% senior notes (1)(2)	Level 2	$498,435	$500,625	$498,027	$498,750
3.875% senior notes (1)(2)	Level 2	$496,814	$461,250	$496,428	$446,875
Revolving line of credit(3)	Level 2	$270,000	$270,000	$135,500	$135,500
Other financing obligations(3)(4)	Level 3	$139,953	$139,953	$113,454	$113,454
Mortgage repurchase facilities(3)	Level 2	$181,440	$181,440	$232,804	$232,804

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2025, these amounts totaled $1.6 million and $3.2 million for the 6.750% senior notes and 3.875% senior notes, respectively. As of December 31, 2024, these amounts totaled $2.0 million and $3.6 million for the 6.750% senior notes and 3.875% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)As of June 30, 2025, other financing obligations included $12.3 million related to certain secured borrowings that bore a weighted average interest rate of 5.0%, and $127.7 million related to outstanding borrowings on the construction loan agreements related to Century Living that bore a weighted average interest rate of 6.6%. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings that bore a weighted average interest rate of 6.7%, and $102.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 6.5%.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

During the three months ended June 30, 2025, we determined that inventory with a carrying value before impairment of $31.6 million for five communities in our Century Complete and Southeast segments was not recoverable. During the six months ended June 30, 2025, we determined that inventory with a carrying value before impairment of $33.7 million for six communities in our Century Complete and Southeast segments was not recoverable. Accordingly, during the three and six months ended June 30, 2025, we recognized impairment charges of an aggregate $7.4 million and $7.8 million, respectively, in order to record the communities at fair value. During the three and six months ended June 30, 2024, we recognized impairment charges of $0.6 million related to two communities with a carrying value before impairment of $4.5 million. The estimated fair values of the communities were determined through a discounted cash flow approach utilizing Level 3 inputs. When estimating future discounted cash flows, we utilized a weighted-average discount rate of approximately 12% in each of our valuations during the three months and six months ended June 30, 2025 and 2024, respectively. Changes in our cash flow projections in future periods related to our communities may change our conclusions on the recoverability of inventory in the future.

14. Stock-Based Compensation

During the six months ended June 30, 2025 and 2024, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $76.38 and $85.84 per share, respectively, that vest over a three year period. During the six months ended June 30, 2025 and 2024, we granted 16.0 thousand and 11.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $53.26 and $82.84 per share, respectively, to our non-employee directors.

During the six months ended June 30, 2025, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million shares of common stock assuming maximum level of performance with a weighted-average grant date fair value of $67.01 per share that are subject to service, performance, and market vesting conditions. The quantity of shares that will vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares depending upon the participant and will be determined based on achievement of three-year cumulative revenue and three-year cumulative adjusted pre-tax income performance goals. The ultimate share payout may then be adjusted by a relative total shareholder return modifier based on our three-year cumulative total stockholder return (which we refer to as “TSR”) relative to the average TSR of all companies in a defined peer group, with the potential to decrease the payout by 10% or increase it up to 20%. We utilize the Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions, and stock-based compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been met. During the six months ended June 30, 2024, we granted PSUs covering up to 0.3 million shares of common stock assuming maximum level of performance with a grant date fair value of $82.23 per share that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to 250% of a targeted number of shares and will be determined based on achievement of a three-year cumulative adjusted pre-tax income performance goal. During the six months ended June 30, 2025 and 2024, we issued 0.4 million and 0.2 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2026 to 2028 if the defined maximum performance targets are met and, for applicable awards, if the defined maximum TSR conditions are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding RSUs and PSUs, assuming the current estimated level of performance achievement, are as follows (in thousands, except years):

June 30, 2025
Unvested units	1,150
Unrecognized compensation cost	$35,519
Weighted-average years to recognize compensation cost	2.0

During the three months ended June 30, 2025 and 2024, we recognized stock-based compensation expense of $7.9 million and $7.9 million, respectively. During the six months ended June 30, 2025 and 2024, we recognized stock-based compensation expense of $8.2 million and $10.7 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the three and six months ended June 30, 2025, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards increased by a total of 0.2 million shares during the three months ended June 30, 2025, and increased by approximately 40 thousand shares during the six months ended June 30, 2025. During the three months ended June 30, 2025, we recorded a cumulative adjustment to increase stock-based compensation expense of $1.0 million ($0.8 million net of tax), or $0.03 per basic share and $0.02 per diluted share. During the six months ended June 30, 2025, we recorded a cumulative adjustment to reduce stock-based compensation expense of $4.7 million ($3.5 million net of tax), or $0.12 per basic share and $0.11 per diluted share.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2025 and December 31, 2024, there were 29.7 million and 31.0 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the six months ended June 30, 2025 and 2024, we issued 0.6 million and 0.3 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of June 30, 2025, approximately 1.5 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and six months ended June 30, 2025 and 2024, respectively (dollars in thousands, except per share information):

			Six months ended June 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783

			Six months ended June 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217

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

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 3.1 million shares remained available to be repurchased as of June 30, 2025. During the three and six months ended June 30, 2025, an aggregate of 883.6 thousand shares and 1.6 million shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $48.0 million and $103.6 million, respectively, and a weighted average price of $54.35 and $63.28 per share, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. During the three and six months ended June 30, 2024, an aggregate of 465.0 thousand and 651.9 thousand shares, respectively, were repurchased for a total purchase price of approximately $37.0 million and $53.1 million, respectively, and a weighted average price of $79.61 and $81.49 per share, respectively.

During the six months ended June 30, 2025 and 2024, shares of common stock at a total cost of $17.2 million and $10.4 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced stock repurchase program.

16. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share (which we refer to as “EPS”) for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$34,854	$83,724	$74,238	$148,055
Denominator
Weighted average common shares outstanding - basic	30,366,109	31,648,130	30,582,376	31,728,544
Dilutive effect of stock-based compensation awards	314,599	444,659	329,710	437,254
Weighted average common shares outstanding - diluted	30,680,708	32,092,789	30,912,086	32,165,798
Earnings per share:
Basic	$1.15	$2.65	$2.43	$4.67
Diluted	$1.14	$2.61	$2.40	$4.60

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.7 million and 0.7 million common stock unit equivalents from diluted earnings per share during the three and six months ended June 30, 2025, respectively, and we excluded 0.4 million and 0.4 million common stock unit equivalents from diluted earnings per share during the three and six months ended June 30, 2024, respectively, related to the PSUs for which performance conditions remained unsatisfied. We excluded 0.3 million and 0.3 million common stock unit equivalents from diluted earnings per share during the three and six months ended June 30, 2025, respectively, that were antidilutive. No amounts were antidilutive during the three and six months ended June 30, 2024.

17. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2025 and December 31, 2024, we had issued and outstanding letters of credit of $90.8 million and $97.5 million, respectively, and we had issued and outstanding performance and other bonds of $454.0 million and $466.0 million, respectively.

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

Business Overview

Century is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 16 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios and the internet, and generally provides no option or upgrade selections.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 4,871 homes delivered during the first six months of 2025, approximately 94% of homes delivered had purchase prices below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

Market conditions in the homebuilding industry have continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers. Amidst these market conditions, we experienced a slowing in demand during the first six months of 2025, as net new home contracts (new home contracts net of cancellations) for the three and six months ended June 30, 2025 decreased 8.4% and 7.2%, respectively, as compared to the respective prior year periods. Still, there remains an underlying need for affordable new homes, supported by solid demographic trends, and we have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns and closing cost concessions. During the six months ended June 30, 2025, cycle times remained approximately in the four-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic, market and geopolitical conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the U.S. Federal funds interest rate by the U.S. Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives and actions will impact the U.S. economy; the effect of significant new tariffs and/or duties; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; the possibility of an economic recession; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates, consumer confidence or otherwise affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income. As a result, our past performance may not be indicative of our future results.

We believe we are well-positioned to benefit from the favorable demographics that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings which both span the home buying segment and focus on affordable price points, and our current and future inventories of attractive land positions. We have continued to focus on maintaining an appropriate balance of home and land inventories in relation to anticipated future demand, as well as prudent leverage; and, as a result, we believe we are well positioned to continue to execute on our strategy to optimize stockholder returns.

Results of Operations

During the three and six months ended June 30, 2025, we generated $47.1 million and $99.6 million, respectively, in income before income tax expense, as compared to $110.6 million and $195.0 million, respectively, in the respective prior year periods. During the three and six months ended June 30, 2025, we generated net income of $34.9 million, or $1.14 per diluted share, and $74.2 million, or $2.40 per diluted share, respectively, as compared to $83.7 million, or $2.61 per diluted share, and $148.1 million, or $4.60 per diluted share, respectively, in the respective prior year periods.

During the three and six months ended June 30, 2025, we generated total revenues of $1.0 billion and $1.9 billion, respectively, as compared to $1.0 billion and $2.0 billion, respectively, in the respective prior year periods. During the three and six months ended June 30, 2025, we delivered 2,587 and 4,871 homes, respectively, with an average sales price of $377.5 thousand and $381.9 thousand, respectively. The number of homes delivered decreased by 1.1% and 2.1%, respectively, as compared to the respective prior year periods, primarily due to slower absorption rates, and average sales price decreased 2.9% and 2.1%, respectively, as compared to the respective prior year periods, primarily due to higher incentives in the current year periods. During the three and six months ended June 30, 2025, net new contracts decreased 8.4% and 7.2%, respectively, to 2,546 and 5,238, respectively, as compared to the respective prior year periods.

We ended the second quarter of 2025 with $93.2 million of cash and cash equivalents and $34.3 million of cash held in escrow. We had $270.0 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 33.3% and a net homebuilding debt to net capital ratio of 31.0%. During the three and six months ended June 30, 2025, we paid quarterly cash dividends to our stockholders of $0.29 per share, a 12% increase from the $0.26 per share quarterly dividend paid during the three and six months ended June 30, 2024. We have continued to strategically manage our lot pipeline, while selectively reducing our land acquisition and development activities by terminating certain contracts in our markets that no longer met our investment criteria, in light of market conditions, resulting in 68,701 lots owned and controlled at June 30, 2025.

For the three and six months ended June 30, 2025, our Financial Services segment generated income before income tax expense of $6.2 million and $8.6 million, respectively, representing an increase of 9.9% and a decrease of 45.4% from the respective prior year periods. During the three and six months ended June 30, 2025, the number of mortgages originated decreased 1.6% and 2.1%, respectively, and the number of loans sold to third parties increased 9.5% and 3.4%, respectively, as compared to the respective prior year periods. The increase in income before income tax expense of our Financial Services segment for the three-month comparison was primarily driven by the benefit of the sale of our mortgage servicing rights portfolio during the period, which was partially offset by fair value adjustments related to our mortgage loans held for investment. The decrease in income before income tax expense for the six-month comparison was primarily driven by lower margins on mortgages originated due to a more competitive market.

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Revenues
Home sales revenues	$976,467	$1,017,414	$1,860,204	$1,939,816
Land sales and other revenues	483	377	1,445	1,593
Total homebuilding revenues	976,950	1,017,791	1,861,649	1,941,409
Financial services revenues	23,774	21,659	42,308	46,585
Total revenues	1,000,724	1,039,450	1,903,957	1,987,994
Homebuilding cost of revenues
Cost of home sales revenues	(797,162)	(787,556)	(1,504,666)	(1,513,127)
Cost of land sales and other revenues	(69)	—	(897)	(37)
Total homebuilding cost of revenues	(797,231)	(787,556)	(1,505,563)	(1,513,164)
Financial services costs	(17,550)	(15,996)	(33,724)	(30,873)
Selling, general, and administrative	(128,837)	(125,973)	(249,596)	(240,082)
Inventory impairment	(7,360)	(570)	(7,771)	(570)
Other (expense) income, net	(2,663)	1,278	(7,702)	(8,353)
Income before income tax expense	47,083	110,633	99,601	194,952
Income tax expense	(12,229)	(26,909)	(25,363)	(46,897)
Net income	$34,854	$83,724	$74,238	$148,055
Earnings per share:
Basic	$1.15	$2.65	$2.43	$4.67
Diluted	$1.14	$2.61	$2.40	$4.60
Adjusted diluted earnings per share(1)	$1.37	$2.65	$2.72	$4.86
Other Operating Information (dollars in thousands):
Number of homes delivered	2,587	2,617	4,871	4,975
Average sales price of homes delivered	$377.5	$388.8	$381.9	$389.9
Homebuilding gross margin percentage(2)	17.6%	22.5%	18.7%	22.0%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (1)	20.0%	24.0%	20.8%	23.4%
Backlog at end of period, number of homes	1,217	1,753	1,217	1,753
Backlog at end of period, aggregate sales value	$465,990	$754,623	$465,990	$754,623
Average sales price of homes in backlog	$382.9	$430.5	$382.9	$430.5
Net new home contracts	2,546	2,780	5,238	5,646
Selling communities at period end	327	266	327	266
Average selling communities	316	264	317	259
Total owned and controlled lot inventory	68,701	78,097	68,701	78,097
Adjusted EBITDA(1)	$75,893	$130,647	$152,230	$240,263
Adjusted income before income tax expense(1)	$56,484	$112,176	$112,810	$205,797
Adjusted net income(1)	$42,100	$85,191	$84,083	$156,291
Net homebuilding debt to net capital (1)	31.0%	28.1%	31.0%	28.1%

(1) This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2) Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. We recorded impairment charges of $7.4 million and $7.8 million, respectively, during the three and six months ended June 30, 2025, and we recorded impairment charges of $0.6 million during the three and six months ended June 30, 2024.

NM – Not meaningful

Results of Operations by Segment

(dollars in thousands)

Commencing in the first quarter of 2025, we have separately reported our Century Living segment, previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information for the three and six months ended June 30, 2024.

	Three months ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	335	396	501	401	954	—	—	—	2,587
Average sales price of new homes delivered	$602.5	$521.0	$294.2	$429.9	$260.5	$—	$—	$—	$377.5

Revenue	$201,894	$206,387	$147,460	$172,474	$248,735	$23,774	$—	$—	$1,000,724
Cost of home sales	(159,451)	(170,619)	(121,515)	(141,138)	(204,756)	—	—	317	(797,162)
Inventory impairment	—	—	—	(3,803)	(3,557)	—	—	—	(7,360)
Selling, general and administrative	(17,094)	(18,327)	(17,587)	(15,775)	(24,779)	—	(161)	(35,114)	(128,837)
Financial services costs	—	—	—	—	—	(17,550)	—	—	(17,550)
Other segment items (1)	(358)	(2,322)	(232)	(572)	(648)	—	1,623	(223)	(2,732)
Income (loss) before tax expense	$24,991	$15,119	$8,126	$11,186	$14,995	$6,224	$1,462	$(35,020)	$47,083

	Three months ended June 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	325	486	485	349	972	—	—	—	2,617
Average sales price of new homes delivered	$626.7	$532.7	$301.1	$441.3	$262.2	$—	$—	$—	$388.8

Revenue	$203,677	$258,921	$146,007	$154,149	$255,037	$21,659	$—	$—	$1,039,450
Cost of home sales	(155,454)	(202,572)	(113,306)	(112,875)	(199,625)	—	—	(3,724)	(787,556)
Inventory impairment	—	—	—	—	(570)	—	—	—	(570)
Selling, general and administrative	(16,005)	(21,392)	(14,899)	(15,010)	(25,874)	—	(534)	(32,259)	(125,973)
Financial services costs	—	—	—	—	—	(15,996)	—	—	(15,996)
Other segment items (1)	(49)	(592)	29	(421)	68	—	(115)	2,358	1,278
Income (loss) before tax expense	$32,169	$34,365	$17,831	$25,843	$29,036	$5,663	$(649)	$(33,625)	$110,633

	Six months ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	638	825	958	704	1,746	—	—	—	4,871
Average sales price of new homes delivered	$601.0	$522.6	$296.5	$435.7	$260.5	$—	$—	$—	$381.9

Revenue	$383,616	$431,418	$284,102	$306,919	$455,594	$42,308	$—	$—	$1,903,957
Cost of home sales	(300,960)	(351,300)	(230,820)	(246,192)	(373,526)	—	—	(1,868)	(1,504,666)
Inventory impairment	—	—	—	(3,803)	(3,968)	—	—	—	(7,771)
Selling, general and administrative	(34,105)	(38,747)	(34,531)	(30,725)	(47,460)	—	(382)	(63,646)	(249,596)
Financial services costs	—	—	—	—	—	(33,724)	—	—	(33,724)
Other segment items (1)	(2,165)	(2,810)	(274)	(833)	(1,823)	—	416	(1,110)	(8,599)
Income (loss) before tax expense	$46,386	$38,561	$18,477	$25,366	$28,817	$8,584	$34	$(66,624)	$99,601

	Six months ended June 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	609	981	909	728	1,748	—	—	—	4,975
Average sales price of new homes delivered	$617.3	$523.0	$304.9	$433.4	$262.1	$—	$—	$—	$389.9

Revenue	$376,325	$513,200	$277,280	$315,807	$458,797	$46,585	$—	$—	$1,987,994
Cost of home sales	(285,746)	(405,102)	(215,990)	(237,711)	(362,047)	—	—	(6,531)	(1,513,127)
Inventory impairment	—	—	—	—	(570)	—	—	—	(570)
Selling, general and administrative	(31,375)	(43,186)	(29,244)	(30,597)	(46,017)	—	(981)	(58,682)	(240,082)
Financial services costs	—	—	—	—	—	(30,873)	—	—	(30,873)
Other segment items (1)	(328)	(2,739)	(343)	(860)	(27)	—	(412)	(3,681)	(8,390)
Income (loss) before tax expense	$58,876	$62,173	$31,703	$46,639	$50,136	$15,712	$(1,393)	$(68,894)	$194,952

(1) Includes cost of land sales and other revenues, and other income (expense).

West

During the three and six months ended June 30, 2025, our West segment generated income before income tax expense of $25.0 million and $46.4 million, respectively, representing decreases of 22.3% and 21.2% from the respective prior year periods, which were primarily driven by decreases in homebuilding gross margin. For the three-month comparison, revenue decreased $1.8 million as compared to the prior year period, primarily driven by a 3.9% decrease in the average sales price per home, and partially offset by a 3.1% increase in the number of homes delivered. For the six-month comparison, revenue increased $7.3 million as compared to the prior year period, primarily driven by a 4.8% increase in the number of homes delivered, and partially offset by a 2.6% decrease in the average sales price per home. The average sales price per home decreases were driven by higher incentives, and the increases in the number of homes delivered were primarily driven by increases in open communities, partially offset by slower absorption rates. Homebuilding gross margin decreased from the respective prior year periods, primarily driven by higher incentives in the respective current year periods.

Mountain

During the three and six months ended June 30, 2025, our Mountain segment generated income before income tax expense of $15.1 million and $38.6 million, respectively, representing decreases of 56.0% and 38.0% from the respective prior year periods, which were primarily driven by decreases in revenue and decreases in homebuilding gross margin. During the three and six months ended June 30, 2025, revenue decreased $52.5 million and $81.8 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 18.5% and 15.9%, respectively, in the number of homes delivered, and decreases of 2.2% and 0.1%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily driven by slower absorption rates, and the decreases in average sales price per home were driven by higher incentives. Homebuilding gross margin decreased from the respective prior year periods, primarily driven by higher incentives in the respective current year periods.

Texas

During the three and six months ended June 30, 2025, our Texas segment generated income before income tax expense of $8.1 million and $18.5 million, respectively, representing decreases of 54.4% and 41.7% from the respective prior year periods, which were primarily driven by decreases in homebuilding gross margin. During the three and six months ended June 30, 2025, revenue increased $1.4 million and $6.8 million, respectively, compared to the respective prior year periods, primarily driven by increases of 3.3% and 5.4%, respectively, in the number of homes delivered, and were partially offset by decreases of 2.3% and 2.8%, respectively, in the average sales price per home. The increases in the number of homes delivered were primarily driven by increases in open communities mainly due to our acquisition of Anglia Homes during the third quarter of 2024, and partially offset by slower absorption rates; and the decreases in average sales price per home were driven by higher incentives. Homebuilding gross margin decreased from the respective prior year periods, primarily driven by higher incentives in the respective current year periods.

Southeast

During the three and six months ended June 30, 2025, our Southeast segment generated income before income tax expense of $11.2 million and $25.4 million, respectively, representing decreases of 56.7% and 45.6% from the respective prior year periods, which were primarily driven by decreases in homebuilding gross margin. For the three-month comparison, revenue increased $18.3 million as compared to the respective prior year period, primarily driven by a 14.9% increase in the number of homes delivered, and partially offset by a 2.6% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by an increase in open communities, partially offset by slower absorption rates; and the decrease in average sales price per home was driven by higher incentives. For the six-month comparison, revenue decreased $8.9 million as compared to the prior year period, primarily driven by a 3.3% decrease in the number of homes delivered, primarily due to slower absorption rates. Homebuilding gross margin decreased from the respective prior year periods, primarily driven by impairment charges of $3.8 million during the three months ended June 30, 2025, as well as higher incentives in the respective current year periods.

Century Complete

During the three and six months ended June 30, 2025, our Century Complete segment generated income before income tax expense of $15.0 million and $28.8 million, respectively, representing decreases of 48.4% and 42.5% from the respective prior year periods, which were primarily driven by decreases in revenue and homebuilding gross margin. During the three and six months ended June 30, 2025, revenue decreased $6.3 million and $3.2 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 1.9% and 0.1%, respectively, in the number of homes delivered, and decreases of 0.6% and 0.6%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily driven by slower absorption rates, and the decreases in average sales price per home were driven by higher incentives. Homebuilding gross margin decreased from the respective prior year periods, primarily driven by impairment charges during the three and six months ended June 30, 2025 of $3.6 million and $4.0 million, respectively, as well as higher incentives in the respective current year periods.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. For the three and six months ended June 30, 2025, our Financial Services segment generated income before income tax expense of $6.2 million and $8.6 million, respectively, representing an increase of 9.9% and a decrease of 45.4% from the respective prior year periods. During the three and six months ended June 30, 2025, the number of mortgages originated decreased 1.6% and 2.1%, respectively, and the number of loans sold to third parties increased 9.5% and 3.4%, respectively, as compared to the respective prior year periods. The increase in income before income tax expense of our Financial Services segment for the three-month comparison was primarily driven by the benefit of the sale of our mortgage servicing rights portfolio during the period, which was partially offset by fair value adjustments related to our mortgage loans held for investment. The decrease in income before income tax expense for the six-month comparison was primarily driven by lower margins on mortgages originated due to a more competitive market.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total originations:
Number of loans	1,722	1,750	3,189	3,256
Principal	$609,831	$614,659	$1,122,459	$1,155,997
Capture rate of Century homebuyers	84%	81%	83%	81%
Century Communities	86%	86%	85%	86%
Century Complete	80%	74%	80%	72%
Average FICO score	725	728	725	728
Century Communities	730	735	732	734
Century Complete	713	713	713	714

Loans sold to third parties:
Number of loans sold	1,775	1,621	3,338	3,229
Principal	$629,585	$577,344	$1,174,165	$1,145,736

Century Living

Our Century Living operations are engaged in the development, construction, management, and disposition of multi-family rental properties, currently all located in Colorado. During the six months ended June 30, 2025, the Company had three multi-family rental properties; one of which was completed and two of which were under active construction. Two of the properties were currently available for leasing. These three projects represent over 1,000 total multi-family units, including 471 under active construction and 581 completed units, of which 526 units were leased as of June 30, 2025.

Corporate

During the three and six months ended June 30, 2025, our Corporate segment generated losses of $35.0 million and $66.6 million, respectively, as compared to losses of $33.6 million and $68.9 million, respectively, during the same respective periods in 2024. The increase in loss for the three-month comparison was primarily due to increased compensation costs as compared to the prior year period. The decrease in loss for the six-month comparison was primarily due to $7.7 million in prior year impairment charges related to other investments during the six months ended June 30, 2024, and was partially offset by increased compensation costs during the current year period as compared to the prior year period.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the three and six months ended June 30, 2025 to 17.6% and 18.7%, respectively, as compared to 22.5% and 22.0% for the same respective periods in 2024. The decreases were primarily driven by reductions in average sales price per home due to higher incentives in the current year periods.

In the following table, we calculate our homebuilding gross margin and our adjusted homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues, and further adjusted to exclude the effect of purchase price accounting for acquired work in process inventory, if applicable.

	Three Months Ended June 30,
	2025	%	2024	%
Home sales revenues	$976,467	100.0%	$1,017,414	100.0%
Cost of home sales revenues	(797,162)	(81.6)%	(787,556)	(77.4)%
Inventory impairment	(7,360)	(0.8)%	(570)	(0.1)%
Homebuilding gross margin	171,945	17.6%	229,288	22.5%
Add: Inventory impairment	7,360	0.8%	570	0.1%
Adjusted homebuilding gross margin excluding inventory impairment	179,305	18.4%	229,858	22.6%
Add: Interest in cost of home sales revenues	14,204	1.5%	13,592	1.3%
Add: Purchase price accounting for acquired work in process inventory	2,041	0.2%	973	0.1%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$195,550	20.0%	$244,423	24.0%

	Six Months Ended June 30,
	2025	%	2024	%
Home sales revenues	$1,860,204	100.0%	$1,939,816	100.0%
Cost of home sales revenues	(1,504,666)	(80.9)%	(1,513,127)	(78.0)%
Inventory impairment	(7,771)	(0.4)%	(570)	(0.0)%
Homebuilding gross margin	347,767	18.7%	426,119	22.0%
Add: Inventory impairment	7,771	0.4%	570	0.0%
Adjusted homebuilding gross margin excluding inventory impairment	355,538	19.1%	426,689	22.0%
Add: Interest in cost of home sales revenues	26,989	1.5%	25,625	1.3%
Add: Purchase price accounting for acquired work in process inventory	3,933	0.2%	2,553	0.1%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$386,460	20.8%	$454,867	23.4%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information above. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and six months ended June 30, 2025, our adjusted homebuilding gross margin percentage excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory was 20.0% and 20.8%, respectively, as compared to 24.0% and 23.4% for the same respective periods in 2024. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness, and acquisitions (in each case as applicable) during any period, have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to prior periods and to homebuilding gross margins of our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Selling, general and administrative	$128,837	$125,973	$2,864	2.3%
As a percentage of home sales revenue	13.2%	12.4%

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Selling, general and administrative	$249,596	$240,082	$9,514	4.0%
As a percentage of home sales revenue	13.4%	12.4%

Our selling, general and administrative expense increased $2.9 million and $9.5 million for the three and six months ended June 30, 2025 as compared to the same respective periods in 2024. These increases were primarily attributable to advertising costs and other costs due to higher active community count. During the three and six months ended June 30, 2025, our selling, general and administrative expense as a percentage of home sales revenue increased 80 basis points and 100 basis points, respectively, driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2025 estimated annual effective tax rate, before discrete items, of 25.6%, is driven by our blended federal and state statutory rate of 24.9%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, and partially offset by estimated federal energy home credits for current year home deliveries.

For the six months ended June 30, 2025, our estimated annual rate of 25.6% was benefitted by discrete items which had a net impact of decreasing our rate by 0.1%, including the impact of excess tax benefits for vested stock-based compensation.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate would not reflect a benefit from such tax credits as to homes delivered after that date.

For the three months ended June 30, 2025 and 2024, we recorded income tax expense of $12.2 million and $26.9 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded income tax expense of $25.4 million and $46.9 million, respectively.

Segment Assets

(dollars in thousands)

	June 30,	December 31	Increase (Decrease)
	2025	2024	Amount	Change
West	$881,976	$780,991	$100,985	12.9%
Mountain	1,017,738	1,026,047	(8,309)	(0.8)%
Texas	894,191	834,815	59,376	7.1%
Southeast	595,819	616,747	(20,928)	(3.4)%
Century Complete	448,249	468,256	(20,007)	(4.3)%
Financial Services	321,370	478,730	(157,360)	(32.9)%
Century Living	266,789	217,899	48,890	22.4%
Corporate	153,358	108,987	44,371	40.7%
Total assets	$4,579,490	$4,532,472	$47,018	1.0%

Total assets increased to $4.6 billion as of June 30, 2025 as compared to $4.5 billion as of December 31, 2024, primarily due to changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities. This increase was partially offset by a decrease in our Financial Services assets, including a decrease in mortgage loans held for sale, and a decrease in our mortgage servicing rights due to the sale of the portfolio during the three months ended June 30, 2025.

Homebuilding lots owned and controlled

	June 30, 2025			December 31, 2024			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	3,948	3,097	7,045	4,211	4,286	8,497	(6.2)%	(27.7)%	(17.1)%
Mountain	8,905	1,344	10,249	9,037	4,052	13,089	(1.5)%	(66.8)%	(21.7)%
Texas	14,900	5,493	20,393	12,632	8,935	21,567	18.0%	(38.5)%	(5.4)%
Southeast	5,095	8,392	13,487	5,173	12,270	17,443	(1.5)%	(31.6)%	(22.7)%
Century Complete	4,571	12,956	17,527	4,703	15,333	20,036	(2.8)%	(15.5)%	(12.5)%
Total	37,419	31,282	68,701	35,756	44,876	80,632	4.7%	(30.3)%	(14.8)%

During the three and six months ended June 30, 2025, we continued to strategically manage our lot pipeline, resulting in 68,701 lots owned and controlled at June 30, 2025, compared to 80,632 at December 31, 2024. Of our total lots owned and controlled as of June 30, 2025, 54.5% were owned and 45.5% were controlled, as compared to 44.3% owned and 55.7% controlled as of December 31, 2024. The decrease in the number of controlled lots was driven by the termination of certain contracts in our markets that no longer met our investment criteria, in light of market conditions.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2025	2024	Amount	% Change	2025	2024	Amount	% Change
West	323	376	(53)	(14.1)%	715	816	(101)	(12.4)%
Mountain	336	552	(216)	(39.1)%	798	1,163	(365)	(31.4)%
Texas	504	520	(16)	(3.1)%	1,003	1,034	(31)	(3.0)%
Southeast	384	386	(2)	(0.5)%	771	836	(65)	(7.8)%
Century Complete	999	946	53	5.6%	1,951	1,797	154	8.6%
Total	2,546	2,780	(234)	(8.4)%	5,238	5,646	(408)	(7.2)%

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2025 decreased by 234 homes, or 8.4%, to 2,546 as compared to 2,780 for the same period in 2024. Net new home contracts for the six months ended June 30, 2025 decreased by 408 homes, or 7.2%, to 5,238 as compared to 5,646 for the same period in 2024.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the three and six months ended June 30, 2025 and 2024 by segment is included in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	% Change
West	3.2	4.3	(1.1)	(25.6)%
Mountain	2.3	3.9	(1.6)	(41.0)%
Texas	2.3	4.0	(1.7)	(42.5)%
Southeast	3.0	4.2	(1.2)	(28.6)%
Century Complete	2.8	2.8	—	—%
Total	2.7	3.5	(0.8)	(22.9)%

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	% Change
West	3.6	4.7	(1.1)	(23.4)%
Mountain	2.7	4.1	(1.4)	(34.1)%
Texas	2.2	4.1	(1.9)	(46.3)%
Southeast	3.1	4.6	(1.5)	(32.6)%
Century Complete	2.8	2.7	0.1	3.7%
Total	2.8	3.6	(0.8)	(22.2)%

During the three and six months ended June 30, 2025, our absorption rates decreased by 22.9% and 22.2%, respectively, to 2.7 per month and 2.8 per month, respectively, as compared to the same respective periods in 2024, primarily driven by slowing demand during the first six months of 2025 amidst homebuilding market conditions impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers.

Selling communities

	Selling Communities		Average Selling Communities		Average Selling Communities
	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
West	36	26	34	29	33	29
Mountain	51	47	48	47	49	47
Texas	75	45	74	43	76	42
Southeast	43	34	42	31	42	30
Century Complete	122	114	118	114	117	111
Total	327	266	316	264	317	259

Our selling communities increased by 61 communities to 327 communities at June 30, 2025 as compared to 266 at June 30, 2024. This 22.9% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts, as well as the acquisition of Anglia Homes completed during the third quarter of 2024.

Backlog

(dollars in thousands)

	As of June 30,
	2025			2024			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	236	$142,012	$601.7	313	$213,931	$683.5	(24.6)%	(33.6)%	(12.0)%
Mountain	122	66,572	545.7	345	198,484	575.3	(64.6)%	(66.5)%	(5.1)%
Texas	222	67,939	306.0	293	87,826	299.7	(24.2)%	(22.6)%	2.1%
Southeast	174	75,720	435.2	250	107,965	431.9	(30.4)%	(29.9)%	0.8%
Century Complete	463	113,747	245.7	552	146,417	265.2	(16.1)%	(22.3)%	(7.4)%
Total / Weighted Average	1,217	$465,990	$382.9	1,753	$754,623	$430.5	(30.6)%	(38.2)%	(11.1)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of June 30, 2025, we had 1,217 homes in backlog, which decreased as compared to 1,753 homes in backlog at June 30, 2024, with a total value of $466.0 million, as compared to $754.6 million at June 30, 2024. Backlog dollar value decreased due to the decrease in the number of backlog units, and a 11.1% decrease in the average sales price of backlog units, generally due to higher incentives.

Supplemental Guarantor Information

Our 6.750% senior notes due 2027 (which we collectively refer to as our “2027 Notes”) and our 3.875% senior notes due 2029 (which we collectively refer to as our “2029 Notes” and together with the 2027 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as “Guarantors”). Our subsidiaries associated with our Financial Services operations (referred to as “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of June 30, 2025, Century Communities, Inc. had outstanding $1.0 billion in total principal amount of Senior Notes.

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

Century Communities, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data (in thousands)	June 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$4,006	$522
Cash held in escrow	34,349	3,004
Accounts receivable	56,724	39,460
Due from non-guarantors	—	26,980
Inventories	3,509,639	3,454,337
Prepaid expenses and other assets	495,764	329,620
Property and equipment, net	86,511	154,767
Deferred tax assets, net	21,315	22,220
Goodwill	41,109	41,109
Total assets	$4,249,417	$4,072,019
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$142,249	$130,941
Accrued expenses and other liabilities	254,965	270,534
Due to non-guarantors	101,841	—
Notes payable	1,135,202	1,107,909
Revolving line of credit	270,000	135,500
Total liabilities	1,904,257	1,644,884
Stockholders’ equity	2,345,160	2,427,135
Total liabilities and stockholders’ equity	$4,249,417	$4,072,019

Summarized Statements of Operations Data (in thousands)	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024

Total homebuilding revenues	$1,861,649	$4,305,391
Total homebuilding cost of revenues	(1,505,563)	(3,369,338)
Selling, general and administrative	(249,596)	(516,489)
Inventory impairment	(7,771)	(8,778)
Other expense	(11,226)	(5,436)
Income before income tax expense	87,493	405,350
Income tax expense	(22,280)	(97,864)
Net income	$65,213	$307,486

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and current capacity on our revolving line of credit, was $857.6 million as of June 30, 2025 and $918.0 million as of December 31, 2024.

Our principal uses of capital for the three and six months ended June 30, 2025 were our land purchases, land development, home construction, construction of multi-family rental properties, share repurchases, dividends, and the payment of routine liabilities.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our consolidated statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we continue to acquire and develop lots in our markets when they meet our current investment criteria. During the six months ended June 30, 2025, we reduced our land acquisition and development activities by terminating certain contracts in our markets that no longer met our investment criteria, in light of current market conditions.

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and our purchases of land, as well as land development, home construction activities, and other cash needs. We had $270.0 million outstanding under our revolving line of credit as of June 30, 2025, as compared to $135.5 million outstanding as of December 31, 2024.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements described below. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and six months ended June 30, 2025, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on January 30, 2025.

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

We strive to strategically manage our lot pipeline, while selectively reducing our land acquisition and development activities by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to market conditions as they develop. As of June 30, 2025, we had outstanding purchase contracts and option contracts for 31,282 lots totaling approximately $2.5 billion and we had $103.1 million of deposits for land contracts, of which $70.1 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of June 30, 2025, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$498,435	$498,027
3.875% senior notes, due August 2029(1)	496,814	496,428
Other financing obligations(2)	139,953	113,454
Notes payable	1,135,202	1,107,909
Revolving line of credit	270,000	135,500
Mortgage repurchase facilities	181,440	232,804
Total debt	$1,586,642	$1,476,213

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of June 30, 2025, other financing obligations included $12.3 million related to certain secured borrowings, as well as $127.7 million outstanding under construction loan agreements related to Century Living, as described below. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements.

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

6.750% Senior Notes Due 2027

As of June 30, 2025, we had outstanding $500.0 million in aggregate principal amount of our 6.750% Senior Notes due 2027, which principal balance is due in June 2027. Prior to that date, interest only payments are due semi-annually in June and December of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of June 30, 2025, the aggregate obligation of these notes, inclusive of unamortized financing costs on these notes was $498.4 million as reported on our condensed consolidated financial statements.

3.875% Senior Notes Due 2029

As of June 30, 2025, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029, which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions. As of June 30, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $496.8 million, as reported on our condensed consolidated financial statements.

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

As of June 30, 2025 and December 31, 2024, $127.7 million and $102.4 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.6% and 6.5% as of June 30, 2025 and December 31, 2024, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

We are party to a credit agreement (the “Credit Agreement”) with U.S. Bank National Association, as Administrative Agent, and the lenders party thereto, which provides us with a senior unsecured revolving credit facility (which we refer to as the “revolving line of credit”) of up to $1.0 billion. The revolving line of credit includes a $250.0 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400.0 million; and pursuant to those terms, on April 22, 2025, we increased our revolving line of credit from $900.0 million to $1.0 billion, resulting in $300.0 million remaining for possible future increases. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, the revolving line of credit will mature on November 1, 2028, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date and up to three times during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of June 30, 2025 and December 31, 2024, $270.0 million and $135.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.8% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of June 30, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through June 1, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 6.0% as of June 30, 2025.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2025 and December 31, 2024, we had $181.4 million and $232.8 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2025 and December 31, 2024, we had issued and outstanding letters of credit of $90.8 million and $97.5 million, respectively, and we had issued and outstanding performance and other bonds of $454.0 million and $466.0 million, respectively. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchases

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 3.1 million shares remained available to be repurchased as of June 30, 2025. During the three and six months ended June 30, 2025, an aggregate of 883.6 thousand and 1.6 million shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $48.0 million and $103.6 million, respectively, and a weighted average price of $54.35 and $63.26 per share, respectively. During the three and six months ended June 30, 2024, an aggregate of 465.0 thousand and 651.9 thousand shares, respectively, were repurchased for a total purchase price of approximately $37.0 million and $53.1 million, respectively, and a weighted average price of $79.61 and $81.49 per share, respectively.

Under the terms of our stock repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program is determined by management at its discretion and depends on a number of factors, including, among others, the market price of our common stock, trading volume, our available cash balance, our anticipated working capital needs, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax instituted under the Inflation Reduction Act of 2022, and general market and economic conditions. We finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan established under Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when we otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. Our stock repurchase program has been approved by our Board of Directors and has no expiration dates and may be extended, suspended or discontinued by our Board of Directors at any time without notice at our discretion. All shares of common stock repurchased under the program will be cancelled and returned to the status of authorized but unissued shares of common stock.

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and six months ended June 30, 2025 and 2024, respectively (in thousands, except per share information):

			Six months ended June 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783

			Six months ended June 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217

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

Cash Flows— Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

For the six months ended June 30, 2025 and 2024, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $47.6 million during the six months ended June 30, 2025 as compared to net cash used in operating activities of $78.5 million during the prior year period. This decrease in net cash used is primarily a result of reduced expenditures related to land acquisition and expenditures associated with the construction of homes during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This was offset by (1) a $73.8 million decrease in net income during the current year period (2) and changes in cash balances held in escrow, in each case compared to the prior year period.

•Net cash provided by investing activities increased to $29.6 million during the six months ended June 30, 2025, compared to $87.6 million used in investing activities during the prior year period. This change was primarily related to (1) $42.8 million cash proceeds related to the sale of our mortgage servicing rights portfolio during the six months ended June 30, 2025, (2) $42.4 million in expenditures related to the development, construction, and management of multi-family rental properties by our Century Living segment during the six months ended June 30, 2024. During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets and we determined that these operations have become part of our ordinary activities, and cash flows from development activities and the disposition of properties are recorded as operating activities on the condensed consolidated statement of cash flows, and (3) $32.7 million in expenditures related to our acquisition of Landmark during the six months ended June 30, 2024.

•Net cash used in financing activities was $31.0 million during the six months ended June 30, 2025, compared to $52.6 million net cash provided by financing activities during the prior year period. This change was primarily attributable to a (1) a $60.9 million increase in net payments for our mortgage repurchase facilities, and (2) a $50.5 million increase in stock repurchases during the current year period, in each case compared to the prior year period.

As of June 30, 2025, our cash and cash equivalents and restricted cash balance was $126.4 million, as compared to $175.3 million as of December 31, 2024.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and six months ended June 30, 2025 and 2024. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before inventory impairment, restructuring costs, impairment on other investment, purchase price accounting for acquired work in process inventory and loss on debt extinguishment, in each case as applicable during a period. We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA nor adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net income	$34,854	$83,724	(58.4)%	$74,238	$148,055	(49.9)%
Income tax expense	12,229	26,909	(54.6)%	25,363	46,897	(45.9)%
Interest in cost of home sales revenues	14,204	13,592	4.5%	26,989	25,625	5.3%
Interest income	(1,229)	(810)	51.7%	(431)	(2,324)	(81.5)%
Depreciation and amortization expense	6,434	5,689	13.1%	12,862	11,165	15.2%
EBITDA	$66,492	$129,104	(48.5)%	$139,021	$229,418	(39.4)%
Inventory impairment	7,360	570	1,191.2%	7,771	570	1,263.3%
Restructuring costs	—	—	NM	1,505	—	NM
Impairment on other investment	—	—	NM	—	7,722	NM
Purchase price accounting for acquired work in process inventory	2,041	973	109.8%	3,933	2,553	54.1%
Adjusted EBITDA	$75,893	$130,647	(41.9)%	$152,230	$240,263	(36.6)%

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

(dollars in thousands)

	June 30,	December 31,
	2025	2024
Notes payable	$1,135,202	$1,107,909
Revolving line of credit	270,000	135,500
Construction loan agreements	(127,687)	(102,436)
Total homebuilding debt	1,277,515	1,140,973
Total stockholders' equity	2,563,991	2,620,856
Total capital	$3,841,506	$3,761,829
Homebuilding debt to capital	33.3%	30.3%

Total homebuilding debt	$1,277,515	$1,140,973
Cash and cash equivalents	(93,246)	(149,998)
Cash held in escrow	(34,349)	(3,004)
Net homebuilding debt	1,149,920	987,971
Total stockholders' equity	2,563,991	2,620,856
Net capital	$3,713,911	$3,608,827

Net homebuilding debt to net capital	31.0%	27.4%

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

(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income	$34,854	$83,724	$74,238	$148,055
Denominator
Weighted average common shares outstanding - basic	30,366,109	31,648,130	30,582,376	31,728,544
Dilutive effect of stock-based compensation awards	314,599	444,659	329,710	437,254
Weighted average common shares outstanding - diluted	30,680,708	32,092,789	30,912,086	32,165,798
Earnings per share:
Basic	$1.15	$2.65	$2.43	$4.67
Diluted	$1.14	$2.61	$2.40	$4.60

Adjusted earnings per share
Numerator
Net income	$34,854	$83,724	$74,238	$148,055
Income tax expense	12,229	26,909	25,363	46,897
Income before income tax expense	47,083	110,633	99,601	194,952
Inventory impairment	7,360	570	7,771	570
Restructuring costs	—	—	1,505	—
Impairment on other investment	—	—	—	7,722
Purchase price accounting for acquired work in process inventory	2,041	973	3,933	2,553
Adjusted income before income tax expense	56,484	112,176	112,810	205,797
Adjusted income tax expense(1)	(14,384)	(26,985)	(28,727)	(49,506)
Adjusted net income	$42,100	$85,191	$84,083	$156,291

Denominator - Diluted	30,680,708	32,092,789	30,912,086	32,165,798

Adjusted diluted earnings per share	$1.37	$2.65	$2.72	$4.86

(1)The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2025 were each 25.5%, respectively, which are reflective of our GAAP tax rates for the six months ended June 30, 2025. The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2024 were each 24.1%, respectively, which are reflective of our GAAP tax rates for the applicable periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, inflation, foreign currency exchange rates and commodity prices. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our market risk since December 31, 2024, except as discussed below and any future impact on market risk from the implementation and/or potential implementation by the current U.S. Presidential Administration of significant additional tariffs and/or duties on several countries and territories.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our Credit Agreement and construction loan agreements, as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this report, and the impact of interest rate changes on the affordability of mortgage financing to homebuyers, which affects demand for our homes. The U.S. Federal Reserve did not change the U.S. Federal funds interest rate during the first six months of 2025, and we cannot provide any assurance as to the impact of any future potential changes to the U.S. Federal funds interest rate on mortgage rates or our current or future business.

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. Inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. In addition, the implementation and/or potential implementation by the current U.S. Presidential Administration of significant additional tariffs and/or duties on several countries and territories could result in an inflationary environment adversely affecting our business.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2025, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Demand for our homes is subject to fluctuations, often due to factors outside of our control. These factors may include interest rates and Federal Reserve policy changes; inflation; consumer confidence and spending, which declined significantly beginning in the first quarter of 2025; employment levels; uncertainty and recent declines in financial, credit and consumer lending markets; slow economic growth or recessionary conditions in various regions or industries around the world; availability of financing for homebuyers; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements; changes to mortgage regulations; availability and prices of new homes compared to existing inventory; demographic trends, including slower rates of population growth or population decline in our markets; the effect of pandemics; and other factors, including those described elsewhere in this report and our other SEC filings. Declines in consumer confidence and spending, market fluctuations and the increased likelihood of recessionary conditions contributed to reduced demand for our homes in the first six months of 2025 compared to the prior year period, which adversely affected our results of operations for the first six months of 2025. If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices rise, there could likely be additional corresponding adverse effects on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts, and the amount of revenues or profits we generate, and such effect may be material. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. During the first six months of 2025, we incurred inventory impairment charges of $7.8 million. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

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

These factors have resulted in the past and in the future could result in a decline in the demand for our homes, as well as a decline in the pricing for our homes, an increase in customer cancellations, an increase in selling concessions, and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. In the first six months of 2025, uncertainty resulting in part from the announcement, imposition and/or repeal of tariffs on U.S. trade partners caused declines in consumer confidence and spending, market fluctuations and the increased likelihood of recessionary conditions. This resulted in a decline in the demand for our homes during first six months of 2025 compared to the prior year period. If these conditions persist, there may be a sustained downturn in the homebuilding market, which would likely have an adverse effect on our business and results of operations for multiple years.

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

In the United States, the unemployment rate was 4.1% as of the end of June 2025, according to the U.S. Bureau of Labor Statistics. Recessionary conditions may cause this rate to increase. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own, and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

Inflation has adversely affected and could continue to adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices.

Although inflation eased somewhat in 2024, high inflation has adversely affected us in recent years by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. The announcements and implementation of widespread tariffs by the current U.S. Presidential Administration and retaliatory tariffs imposed in response thereto could result in an inflationary environment having similar adverse effects. In the event inflation increases again, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, which historically negatively impact housing demand. While we historically have been able to pass along price increases to our consumers to help offset price increases, we may not be able to continue to do so, thereby adversely impacting our margins. Moreover, the cost of capital typically increases as a result of inflation and the purchasing power of our cash resources typically declines. Future actions by the government to stimulate the economy may further increase the risk of inflation, which may have an adverse impact on our business or financial results.

Tariffs and duties that have been and may be enacted into law could adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices caused by any such trade regulations.

The current U.S. Presidential Administration has implemented and/or may potentially implement additional tariffs and/or duties on several countries and territories. Any additional tariffs or duties would likely increase the cost of materials utilized for the construction of our homes. As noted above with respect to the impact of inflation, while we historically have been able to pass along price increases to our consumers to help offset price increases we incur, we may not be able to continue to do so depending on the significance of cost increases, thereby adversely impacting our margins as a result of any tariffs and duties imposed on our operations. More broadly, adverse effects such trade regulations may have on U.S. national or regional economies could adversely affect our business and operating and financial results.

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

Nearly all of the mortgage loans closed by our Financial Services segment in 2024 were made to buyers of homes we built. Therefore, a decrease in the demand for our homes adversely affects the revenues of this segment of our business. In the first six months of 2025, economic uncertainty, as described elsewhere in these risk factors, contributed to reduced demand for our homes compared to the prior period, which adversely affected our revenues and our Financial Services segment. Future demand for our homes is uncertain and dependent upon interest rates for mortgage loans, consumer confidence, availability of credit, economic conditions and other factors, including those described elsewhere in this report, and it is possible that demand for our homes may decrease further in 2025 if current economic conditions persist or worsen.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our second quarter ended June 30, 2025.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April
April 1, 2025 through April 30, 2025	—	$—	—	3,948,971
May
May 1, 2025 through May 31, 2025	484,246	53.20	484,246	3,464,725
June
June 1, 2025 through June 30, 2025	399,356	55.74	399,356	3,065,369
Total	883,602	$54.35

(1)Our stock repurchase program, which was approved by our Board of Directors and publicly announced on July 24, 2024, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. We repurchased a total of 883,602 shares during the periods indicated above under this program and 3,065,369 shares remained available to repurchase as of June 30, 2025. Our stock repurchase program has no expiration date and may be terminated by our Board of Directors at any time.

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

ITEM 5.     OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

10.1

Incremental Joinder Agreement, dated as of April 22, 2025, among Citizens Bank, N.A., as Incremental Lender, and each of the signatories to the Credit Agreement, dated as of November 1, 2024, among Century Communities, Inc., the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2025 (File No. 001-36491))

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

Century Communities, Inc.

Date: July 23, 2025	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman
(Co-Principal Executive Officer)

Date: July 23, 2025	By:	/s/ Robert J. Francescon
Robert J. Francescon
Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: July 23, 2025	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial and Accounting Officer)