Form 10-Q
period 2025-09-30
Century Communities, Inc.
filed 2025-10-23
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

On October 17, 2025, 29,384,289 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets	(unaudited)	(audited)
Cash and cash equivalents	$130,075	$149,998
Cash held in escrow	44,717	3,004
Accounts receivable	70,454	50,318
Inventories	3,584,246	3,454,337
Mortgage loans held for sale	183,527	236,926
Prepaid expenses and other assets	525,345	419,384
Property and equipment, net	91,800	155,176
Deferred tax assets, net	22,702	22,220
Goodwill	41,109	41,109
Total assets	$4,693,975	$4,532,472
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$168,989	$133,086
Accrued expenses and other liabilities	283,990	302,317
Notes payable	1,147,370	1,107,909
Revolving line of credit	339,000	135,500
Mortgage repurchase facilities	176,604	232,804
Total liabilities	2,115,953	1,911,616
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,383,819 and 30,961,227 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	294	310
Additional paid-in capital	399,491	526,959
Retained earnings	2,178,237	2,093,587
Total stockholders' equity	2,578,022	2,620,856
Total liabilities and stockholders' equity	$4,693,975	$4,532,472

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Homebuilding revenues
Home sales revenues	$955,162	$1,116,125	$2,815,365	$3,055,941
Land sales and other revenues	5,764	650	7,209	2,242
Total homebuilding revenues	960,926	1,116,775	2,822,574	3,058,183
Financial services revenues	19,358	20,091	61,666	66,676
Total revenues	980,284	1,136,866	2,884,240	3,124,859
Homebuilding cost of revenues
Cost of home sales revenues	(780,566)	(873,081)	(2,285,233)	(2,386,208)
Cost of land sales and other revenues	(6,303)	(170)	(7,199)	(207)
Total homebuilding cost of revenues	(786,869)	(873,251)	(2,292,432)	(2,386,415)
Financial services costs	(16,371)	(17,021)	(50,095)	(47,894)
Selling, general and administrative	(119,895)	(132,972)	(369,491)	(373,054)
Inventory impairment	(3,180)	(1,373)	(10,951)	(1,942)
Other (expense) income, net	(6,131)	(2,337)	(13,832)	(10,690)
Income before income tax expense	47,838	109,912	147,439	304,864
Income tax expense	(10,435)	(26,892)	(35,798)	(73,789)
Net income	$37,403	$83,020	$111,641	$231,075

Earnings per share:
Basic	$1.26	$2.65	$3.69	$7.31
Diluted	$1.25	$2.59	$3.65	$7.19
Weighted average common shares outstanding:
Basic	29,645,795	31,336,756	30,266,752	31,596,995
Diluted	30,019,153	32,025,015	30,611,011	32,117,917

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$111,641	$231,075
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,868	17,437
Stock-based compensation expense	13,720	18,095
Fair value adjustments of mortgage-related assets and liabilities	115	(647)
Loss on debt extinguishment	1,361	—
Inventory impairment	10,951	1,942
Impairment on other investment	—	7,722
Abandonment of lot option contracts	9,306	3,941
Deferred income taxes	(482)	(243)
Other	(185)	(1,851)
Changes in assets and liabilities:
Cash held in escrow	(41,713)	31,090
Accounts receivable	(17,771)	3,802
Inventories	(170,150)	(421,938)
Mortgage loans held for sale	54,907	(9,387)
Prepaid expenses and other assets	(63,605)	(50,041)
Accounts payable	35,903	14,659
Accrued expenses and other liabilities	(20,520)	(19,639)
Net cash used in operating activities	(57,654)	(173,983)
Investing activities
Purchases of property and equipment	(20,643)	(29,856)
Proceeds from sale of property and equipment	193	11,169
Proceeds from sale of mortgage servicing rights	44,941	—
Expenditures related to development of rental properties	—	(98,029)
Payments for business combinations	—	(157,130)
Other investing activities	6,130	(3,860)
Net cash provided by (used in) investing activities	30,621	(277,706)
Financing activities
Borrowings under revolving credit facilities	2,425,000	1,459,000
Payments on revolving credit facilities	(2,221,500)	(1,045,000)
Proceeds from issuance of senior notes due 2033	500,000	—
Extinguishment of senior notes due 2027	(500,000)	—
Borrowing under construction loan agreements	28,715	65,442
Proceeds from issuance of insurance premium notes and other	29,050	19,619
Principal payments on insurance premium notes and other	(13,993)	(29,779)
Debt issuance costs	(8,236)	—
Net (payments) proceeds for mortgage repurchase facilities	(56,200)	7,916
Withholding of common stock upon vesting of stock-based compensation awards	(17,291)	(10,473)
Repurchases of common stock under stock repurchase program	(123,622)	(53,139)
Dividend payments	(26,312)	(24,629)
Other financing activities	(685)	(363)
Net cash provided by financing activities	14,926	388,594
Net decrease	$(12,107)	$(63,095)
Cash and cash equivalents and Restricted cash
Beginning of period	175,323	242,003
End of period	$163,216	$178,908
Supplemental cash flow disclosure
Cash paid for income taxes	$48,003	$80,361
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$130,075	$149,155
Restricted cash (Note 6)	33,141	29,753
Cash and cash equivalents and Restricted cash	$163,216	$178,908

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

For the Three Months Ended September 30, 2025 and 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2025	29,680	$297	$414,002	$2,149,692	$2,563,991
Vesting of stock-based compensation awards	2	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(1)	—	(55)	—	(55)
Repurchases of common stock	(297)	(3)	(20,003)	—	(20,006)
Stock-based compensation expense		—	5,486	—	5,486
Cash dividends declared and dividend equivalents	—	—	251	(8,858)	(8,607)
Other	—	—	(190)		(190)
Net income	—	—	—	37,403	37,403
Balance at September 30, 2025	29,384	$294	$399,491	$2,178,237	$2,578,022

Balance at June 30, 2024	31,336	$313	$540,573	$1,924,771	$2,465,657
Vesting of stock-based compensation awards	1	—	—	—	—
Withholding of common stock upon vesting of stock-based compensation awards	—	—	(49)	—	(49)
Repurchases of common stock	—	—	—		—
Stock-based compensation expense	—	—	7,385	—	7,385
Cash dividends declared and dividend equivalents	—	—	178	(8,326)	(8,148)
Other	—	—	(363)	—	(363)
Net income	—	—	—	83,020	83,020
Balance at September 30, 2024	31,337	$313	$547,724	$1,999,465	$2,547,502

For the Nine Months Ended September 30, 2025 and 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856
Vesting of stock-based compensation awards	584	5	(5)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(227)	(2)	(17,289)	—	(17,291)
Repurchases of common stock	(1,934)	(19)	(123,603)	—	(123,622)
Stock-based compensation expense	—	—	13,720	—	13,720
Cash dividends declared and dividend equivalents	—	—	679	(26,991)	(26,312)
Other	—	—	(970)	—	(970)
Net income	—	—	—	111,641	111,641
Balance at September 30, 2025	29,384	$294	$399,491	$2,178,237	$2,578,022

Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Vesting of stock-based compensation awards	335	3	(3)	—	—
Withholding of common stock upon vesting of stock-based compensation awards	(121)	(1)	(10,472)	—	(10,473)
Repurchases of common stock	(652)	(7)	(53,132)	—	(53,139)
Stock-based compensation expense	—	—	18,095	—	18,095
Cash dividends declared and dividend equivalents	—	—	610	(25,239)	(24,629)
Other	—	—	(363)	—	(363)
Net income	—	—	—	231,075	231,075
Balance at September 30, 2024	31,337	$313	$547,724	$1,999,465	$2,547,502

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for our fiscal year ending December 31, 2025. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements and related annual disclosures, but we currently do not expect the impact to be significant.

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

We have presented our homebuilding operations as the following reportable segments as of September 30, 2025:

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

Our Executive Chairman and our Chief Executive Officer, collectively, have been determined to be our Chief Operating Decision Makers (“CODMs”) to make key operating decisions and assess performance. The management of our four Century Communities geographic regions, Century Complete, our Financial Services segment, and our Century Living segment reports to our CODMs. The CODMs evaluate the segment’s operating performance and allocate resources for all of our reportable segments based on income before income tax expense. For all of the segments, the CODMs use segment income before income tax expense in the annual budget and forecasting process. The CODMs consider budget-to-actual forecast variances for income before tax expense on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. The measure of segment assets is reported on the consolidated balance sheets as total assets. Except for those accounting policies for Century Living which are described below, the accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Beginning in the first quarter of 2025, we have separately reported our Century Living segment as a reportable segment, which was previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information for the three and nine months ended September 30, 2024.

During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization. Accordingly, we have determined that these multi-family rental operations have become part of our ordinary activities, and revenue is recognized from the sale of these properties when performance obligations are satisfied, generally when the respective properties are delivered and title has passed to the buyers, and rental income and expenses from these properties during lease-up is recognized as other income on the condensed consolidated statement of operations. We record multi-family rental property inventory within prepaid and other assets on the condensed consolidated balance sheet, and cash flows from development activities and the disposition of properties are recorded as operating activities on the condensed consolidated statement of cash flows.

The following tables summarize total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Three months ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$218,149	$208,058	$135,150	$175,162	$224,407	$19,358	$—	$—	$980,284
Cost of home sales	(177,720)	(167,994)	(114,755)	(142,502)	(180,673)	—	—	3,078	(780,566)
Financial services costs	—	—	—	—	—	(16,371)	—	—	(16,371)
Selling, general and administrative	(17,999)	(18,653)	(14,590)	(15,679)	(22,953)	—	(488)	(29,533)	(119,895)
Inventory impairment	—	—	(512)	(2,442)	(226)	—	—	—	(3,180)
Other segment items (1)	(1,224)	(6,608)	(196)	(1,347)	(426)	—	190	(2,823)	(12,434)
Income (loss) before tax expense	$21,206	$14,803	$5,097	$13,192	$20,129	$2,987	$(298)	$(29,278)	$47,838

	Three months ended September 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$240,722	$271,305	$159,502	$180,226	$265,020	$20,091	$—	$—	$1,136,866
Cost of home sales	(188,173)	(215,798)	(127,198)	(135,051)	(203,831)	—	—	(3,030)	(873,081)
Financial services costs	—	—	—	—	—	(17,021)	—	—	(17,021)
Selling, general and administrative	(17,115)	(22,784)	(17,491)	(16,315)	(25,897)	—	(689)	(32,681)	(132,972)
Inventory impairment	—	—	—	(1,142)	(231)	—	—	—	(1,373)
Other segment items (1)	(212)	(953)	(131)	(500)	(1,005)	—	—	294	(2,507)
Income (loss) before tax expense	$35,222	$31,770	$14,682	$27,218	$34,056	$3,070	$(689)	$(35,417)	$109,912

	Nine months ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$601,763	$639,476	$419,252	$482,082	$680,001	$61,666	$—	$—	$2,884,240
Cost of home sales	(478,680)	(519,295)	(345,575)	(388,694)	(554,199)	—	—	1,210	(2,285,233)
Financial services costs	—	—	—	—	—	(50,095)	—	—	(50,095)
Selling, general and administrative	(52,104)	(57,400)	(49,121)	(46,404)	(70,412)	—	(869)	(93,181)	(369,491)
Inventory impairment	—	—	(512)	(6,245)	(4,194)	—	—	—	(10,951)
Other segment items (1)	(3,389)	(9,418)	(470)	(2,180)	(2,249)	—	605	(3,930)	(21,031)
Income (loss) before tax expense	$67,590	$53,363	$23,574	$38,559	$48,947	$11,571	$(264)	$(95,901)	$147,439

	Nine months ended September 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$617,047	$784,506	$436,782	$496,032	$723,816	$66,676	$—	$—	$3,124,859
Cost of home sales	(473,895)	(620,923)	(343,188)	(372,763)	(565,877)	—	—	(9,562)	(2,386,208)
Financial services costs	—	—	—	—	—	(47,894)	—	—	(47,894)
Selling, general and administrative	(48,491)	(65,970)	(46,735)	(46,912)	(71,912)	—	(1,670)	(91,364)	(373,054)
Inventory impairment	—	—	—	(1,142)	(800)	—	—	—	(1,942)
Other segment items (1)	(563)	(3,670)	(474)	(1,358)	(1,035)	—	(413)	(3,384)	(10,897)
Income (loss) before tax expense	$94,098	$93,943	$46,385	$73,857	$84,192	$18,782	$(2,083)	$(104,310)	$304,864

(1) Includes cost of land sales and other revenues, and other income (expense).

The following table summarizes total assets by segment (in thousands):

	September 30,	December 31,
	2025	2024
West	$911,023	$780,991
Mountain	1,000,791	1,026,047
Texas	928,899	834,815
Southeast	623,225	616,747
Century Complete	440,557	468,256
Financial Services	326,215	478,730
Century Living	282,636	217,899
Corporate	180,629	108,987
Total assets	$4,693,975	$4,532,472

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

3. Business Combinations

On January 22, 2024, we closed the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represented a business combination. During the nine months ended September 30, 2024, we incurred $0.1 million in acquisition costs, which are reflected in other expense in our condensed consolidated statements of operations.

On July 31, 2024, we closed the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations, including 26 active communities, in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represented a business combination, as we determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets, and the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences. During the three and nine months ended September 30, 2024, we incurred $0.5 million in acquisition costs, which are reflected in other expense in our condensed consolidated statements of operations.

4. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2025	2024
Homes under construction	$1,451,827	$1,614,630
Land and land development	2,032,511	1,755,382
Capitalized interest	99,908	84,325
Total inventories	$3,584,246	$3,454,337

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. As of September 30, 2025 and December 31, 2024, Inspire had mortgage loans held for sale with an aggregate fair value of $183.5 million and $236.9 million, respectively, and an aggregate outstanding principal balance of $186.8 million and $241.6 million, respectively. For the three and nine months ended September 30,

2025, the change in fair value for mortgage loans held for sale resulted in a loss of $0.4 million and a gain of $1.5 million, respectively. For the three and nine months ended September 30, 2024, the change in fair value for mortgage loans held for sale resulted in a gain of $0.1 million, and a loss of $4.1 million, respectively.

During the second quarter of 2025, we sold mortgage servicing rights with an unpaid principal balance of approximately $3.0 billion. The total unpaid principal balance of mortgage loans serviced at September 30, 2025 and December 31, 2024 was $401.2 million and $2.9 billion, respectively. Refer to Note 13 – Fair Value Disclosures for further information regarding our mortgage loans held for sale and mortgage servicing rights.

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the consolidated statements of operations, and include (1) net gains on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, credits, commitment fees, and discount points provided directly to our customers to reduce interest rates. Net gains on the sale of mortgage loans were $11.7 million and $39.9 million for the three and nine months ended September 30, 2025, respectively, and were $15.3 million and $47.1 million for the three and nine months ended September 30, 2024, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate principal balance of $85.9 million and $76.3 million as of September 30, 2025 and December 31, 2024, respectively, and carried a weighted average interest rate of approximately 4.9% and 5.5%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement, are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 13 – Fair Value Disclosures for further information regarding our derivative instruments.

6. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$43,591	$27,384
Lot option and escrow deposits	92,581	92,494
Performance deposits	10,474	10,561
Restricted cash (1)	33,141	25,325
Multi-family rental properties inventory (2)	267,450	—
Multi-family rental properties under construction (2)	—	119,441
Mortgage loans held for investment at fair value (3)	—	21,478
Mortgage loans held for investment at amortized cost (3)	—	10,380
Mortgage servicing rights	5,890	42,404
Other assets and prepaid expenses	72,218	69,917
Total prepaid expenses and other assets	$525,345	$419,384

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization and we determined that these operations have become part of our ordinary activities. Accordingly, we reclassified $119.4 million associated with multi-family properties under construction within prepaid and other assets and $90.5 million associated with completed multi-family rental property assets within property and equipment, net to multi-family rental properties inventory within prepaid and other assets on the condensed consolidated balance sheet as of the beginning of the period. Multi-family rental properties inventory includes multi-family rental properties that are under construction and properties that are in lease-up.

(3)During the three months ended September 30, 2025, we determined that we no longer had the intent to hold the mortgage loans, and subsequently sold the majority of the mortgage loans during the period.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2025	2024
Earnest money deposits	$8,029	$8,786
Warranty reserve	14,490	12,762
Self-insurance reserve	39,329	32,970
Accrued compensation costs	55,047	82,020
Land development and home construction accruals	108,686	112,392
Accrued interest	5,932	12,457
Income taxes payable	—	—
Other accrued liabilities	52,477	40,930
Total accrued expenses and other liabilities	$283,990	$302,317

8. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and we adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.1 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively, and we reduced our warranty reserve by $1.4 million and $1.9 million during the nine months ended September 30, 2025 and 2024, respectively, which is included as a reduction to cost of home sales revenues on our condensed consolidated statements of operations. Changes in our warranty accrual for the three and nine months ended September 30, 2025 and 2024 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$13,265	$11,598	$12,762	$11,524
Warranty expense provisions	2,623	2,721	7,288	7,861
Payments	(1,336)	(1,770)	(4,137)	(5,303)
Warranty adjustment	(62)	(346)	(1,423)	(1,879)
Ending balance	$14,490	$12,203	$14,490	$12,203

9. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs associated with such claims on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on a third-party actuarial analysis, we increased our self-insurance reserve by $1.3 million during the three and nine months ended September 30, 2025, and we reduced our self-insurance reserve by $0.8 million during the three and nine months ended September 30, 2024. Any adjustments to our self-insurance reserve would be included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and nine months ended September 30, 2025 and 2024 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$37,242	$27,684	$32,970	$23,659
Self-insurance expense provisions	2,778	3,106	8,120	8,334
Payments	(2,008)	(251)	(3,078)	(1,454)
Self-insurance adjustment	1,317	(788)	1,317	(788)
Ending balance	$39,329	$29,751	$39,329	$29,751

10. Debt

Our outstanding debt obligations included the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$—	$498,027
3.875% senior notes, due August 2029(1)	497,008	496,428
6.625% senior notes, due September 2033(1)	493,135	—
Other financing obligations(2)	157,227	113,454
Notes payable	1,147,370	1,107,909
Revolving line of credit	339,000	135,500
Mortgage repurchase facilities	176,604	232,804
Total debt	$1,662,974	$1,476,213

(1)The carrying value of senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of September 30, 2025, other financing obligations included $26.1 million related to insurance premium notes and certain secured borrowings as well as $131.1 million outstanding under construction loan agreements related to Century Living. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements.

Issuance of 6.625% Senior Notes Due 2033

During the three months ended September 30, 2025, we entered into an indenture with U.S. Bank Trust Company, National Association, as trustee pursuant to which we issued $500.0 million aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”). The 2033 Notes were issued at 100% of their principal amount and we received proceeds of $493.1 million, net of $6.9 million in issuance costs. The indenture contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, or on or after, September 15, 2028, and a put provision triggered by certain change of control events. The aggregate principal balance of the 2033 Notes is due in September 2033. Interest on the 2033 Notes will accrue from September 17, 2025 at a rate of 6.625% per annum, and will be payable semi-annually in cash in March and September of each year, beginning in March 2026. As of September 30, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $493.1 million.

Extinguishment of 6.750% Senior Notes Due 2027

During the three months ended September 30, 2025, we legally extinguished $500.0 million in outstanding principal of our 6.750% Senior Notes due 2027 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, totaling $511.4 million. The extinguishment transaction resulted in a loss on debt extinguishment of $1.4 million included in other expense in the condensed consolidated statements of operations.

3.875% Senior Notes Due 2029

As of September 30, 2025, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029, which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, or on or after, February 15, 2029, and a put provision triggered by certain change of control events. As of September 30, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.0 million.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to secured construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $204.7 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Portions of the obligations under the secured construction loan agreements are guaranteed by us. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of September 30, 2025 and December 31, 2024, $131.1 million and $102.4 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.6% and 6.5% as of September 30, 2025 and December 31, 2024, respectively, and we were in compliance with all covenants thereunder.

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

As of September 30, 2025 and December 31, 2024, $339.0 million and $135.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.7% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of September 30, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through June 1, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.8% as of September 30, 2025.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2025 and December 31, 2024, we had $176.6 million and $232.8 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

11. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to homebuilding inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2025 and 2024, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest capitalized beginning of period	$93,940	$77,930	$84,325	$72,598
Interest capitalized during period	20,973	20,821	57,577	51,778
Less: capitalized interest in cost of sales	(15,005)	(16,492)	(41,994)	(42,117)
Interest capitalized end of period	$99,908	$82,259	$99,908	$82,259

12. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2025 estimated annual effective tax rate, before discrete items, of 25.0%, is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, and offset by estimated federal energy home credits for current year home deliveries.

For the nine months ended September 30, 2025, our estimated annual rate of 25.0% was benefitted by discrete items which had a net impact of decreasing our rate by 0.7%, including federal energy home tax credits claimed in excess of previous estimates and the impact of excess tax benefits for vested stock-based compensation.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate would not reflect a benefit from such tax credits as to homes delivered after that date.

For the three months ended September 30, 2025 and 2024, we recorded income tax expense of $10.4 million and $26.9 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $35.8 million and $73.8 million, respectively.

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

•Mortgage loans held for investment at fair value – A portion of our mortgage loans held for investment included in prepaid expenses and other assets, which were those determined to be unsaleable and transferred from mortgage loans held for sale, are recorded at fair value and are calculated based on a Level 3 analysis which incorporates information including the value of underlying collateral, from markets where there is little observable trading activity.

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, respectively (in thousands):

			September 30,	December 31,
	Balance Sheet Classification	Hierarchy	2025	2024
Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$183,527	$236,926
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$—	$21,478
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$5,890	$42,404
Derivative assets	Prepaid expenses and other assets	Level 2	$3,452	$3,990
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$523	$—

(1)During the three months ended September 30, 2025, mortgage loans held for investment at fair value totaling $20.0 million were transferred to mortgage loans held for sale, as we no longer had the intent to hold the mortgage loans, and subsequently sold the majority of the mortgage loans during the period. The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 7.8%, 10.4%, and $80 per year per loan, respectively, as of September 30, 2025, and 8.5%, 10.6%, and $74 per year per loan, respectively, as of December 31, 2024. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage servicing rights	2025	2024	2025	2024
Beginning of period	$1,215	$34,070	$42,404	$30,932
Originations	3,758	3,907	8,686	6,686
Settlements	(60)	(642)	(1,564)	(1,754)
Sales	—	—	(47,305)	—
Changes in fair value	977	(2,812)	3,669	(1,341)
End of period	$5,890	$34,523	$5,890	$34,523

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage loans held-for-investment at fair value	2025	2024	2025	2024
Beginning of period	$19,952	$21,763	$21,478	$21,041
Transfers from loans held for sale	—	2,707	975	4,663
Transfers to loans held for sale	(19,952)	—	(19,952)	—
Settlements	—	(244)	—	(905)
Reduction in unpaid principal balance	—	(102)	(301)	(464)
Changes in fair value	—	(92)	(2,200)	(303)
End of period	$—	$24,032	$—	$24,032

During the three months ended September 30, 2025, mortgage loans held for investment at fair value totaling $20.0 million were transferred to mortgage loans held for sale, as we no longer had the intent to hold the mortgage loans, and subsequently sold the majority of the mortgage loans during the period.

During the second quarter of 2025, we sold mortgage servicing rights with an unpaid principal balance of approximately $3.0 billion for approximately $47.3 million, including customary holdbacks.

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at September 30, 2025 and December 31, 2024, respectively (in thousands).

		September 30, 2025		December 31, 2024
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$130,075	$130,075	$149,998	$149,998
6.750% senior notes (1)(2)	Level 2	$—	$—	$498,027	$498,750
3.875% senior notes (1)(2)	Level 2	$497,008	$468,125	$496,428	$446,875
6.625% senior notes (1)(2)	Level 2	$493,135	$501,875	$—	$—
Revolving line of credit(3)	Level 2	$339,000	$339,000	$135,500	$135,500
Other financing obligations(3)(4)	Level 3	$157,227	$157,227	$113,454	$113,454
Mortgage repurchase facilities(3)	Level 2	$176,604	$176,604	$232,804	$232,804

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)During the three months ended September 30, 2025, we entered into an indenture pursuant to which we issued $500.0 million aggregate principal amount of our 6.625% senior notes due 2033 and we legally extinguished $500.0 million in outstanding principal of our 6.750% senior notes due 2027. Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2025, these amounts totaled $3.0 million and $6.9 million for the 3.875% senior notes and 6.625% senior notes, respectively. As of December 31, 2024, these amounts totaled $2.0 million and $3.6 million for the 6.750% senior notes and 3.875% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)As of September 30, 2025, other financing obligations included $26.1 million related to insurance premium notes and certain secured borrowings that bore a weighted average interest rate of 6.0%, and $131.1 million related to outstanding borrowings on the construction loan agreements related to Century Living that bore a weighted average interest rate of 6.6%. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings that bore a weighted average interest rate of 6.7%, and $102.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 6.5%.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

During the three months ended September 30, 2025, we determined that inventory with a carrying value before impairment of $11.9 million for three communities in our Texas, Southeast, and Century Complete segments was not recoverable. During the nine months ended September 30, 2025, we determined that inventory with a carrying value before impairment of $41.3 million for eight communities in our Texas, Southeast and Century Complete segments was not recoverable. Accordingly, during the three and nine months ended September 30, 2025, we recognized impairment charges of an aggregate $3.2 million and $11.0 million, respectively, in order to record the communities at fair value. During the three months ended September 30, 2024, we recognized impairment charges of $1.4 million related to two communities with a carrying value before impairment of $10.6 million, and during the nine months ended September 30, 2024, we recognized impairment charges of $1.9 million related to four communities with a carrying value before impairment of $15.2 million. The estimated fair values of the communities were determined through a discounted cash flow approach utilizing Level 3 inputs. When estimating future discounted cash flows, we utilized a weighted-average discount rate of approximately 12% in each of our valuations during the three months and nine months ended September 30, 2025 and 2024, respectively. Changes in our cash flow projections in future periods related to our communities may change our conclusions on the recoverability of inventory in the future.

14. Stock-Based Compensation

During the nine months ended September 30, 2025 and 2024, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $76.14 and $86.01 per share, respectively, that vest over a three year period. During the nine months ended September 30, 2025 and 2024, we granted 16.0 thousand and 11.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $53.26 and $82.84 per share, respectively, to our non-employee directors.

During the nine months ended September 30, 2025, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million shares of common stock assuming maximum level of performance with a weighted-average grant date fair value of $67.01 per share that are subject to service, performance, and market vesting conditions. The quantity of shares that will vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares depending upon the participant and will be determined based on achievement of three-year cumulative revenue and three-year cumulative adjusted pre-tax income performance goals. The ultimate share payout may then be adjusted by a relative total shareholder return modifier based on our three-year cumulative total stockholder return (which we refer to as “TSR”) relative to the average TSR of all companies in a defined peer group, with the potential to decrease the payout by 10% or increase it up to 20%. We utilize the Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions, and stock-based compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been met. During the nine months ended September 30, 2024, we granted PSUs covering up to 0.3 million shares of common stock assuming maximum level of performance with a grant date fair value of $82.23 per share that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to 250% of a targeted number of shares and will be determined based on achievement of a three-year cumulative adjusted pre-tax income performance goal. During the nine months ended September 30, 2025 and 2024, we issued 0.4 million and 0.2 million shares of common stock, respectively, upon the vesting and settlement of PSUs that were granted in previous periods. Approximately 1.1 million shares will vest from 2026 to 2028 if the defined maximum performance targets are met and, for applicable awards, if the defined maximum TSR conditions are met, and no shares will vest if the defined minimum performance targets are not met.

A summary of our outstanding RSUs and PSUs, assuming the current estimated level of performance achievement, are as follows (in thousands, except years):

September 30, 2025
Unvested units	1,025
Unrecognized compensation cost	$32,148
Weighted-average years to recognize compensation cost	1.9

During the three months ended September 30, 2025 and 2024, we recognized stock-based compensation expense of $5.5 million and $7.4 million, respectively. During the nine months ended September 30, 2025 and 2024, we recognized stock-based compensation expense of $13.7 million and $18.1 million, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the three and nine months ended September 30, 2025, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. Accordingly, our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards decreased approximately 0.1 million shares and 0.1 million shares during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2025, we recorded cumulative net adjustments to reduce stock-based compensation expense of $1.4 million ($1.1 million net of tax) or $0.04 per basic share and diluted share, and $6.1 million ($4.7 million net of tax), and $0.15 per basic share and diluted share, respectively.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2025 and December 31, 2024, there were 29.4 million and 31.0 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the nine months ended September 30, 2025 and 2024, we issued 0.6 million and 0.3 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of September 30, 2025, approximately 1.5 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands, except per share information):

			Nine months ended September 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783
August 13, 2025	August 27, 2025	September 10, 2025	$0.29	$8,607

			Nine months ended September 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148

Under the 2022 Incentive Plan, at the discretion of the Compensation Committee of the Board of Directors, RSUs and PSUs granted under the plan have the right to earn dividend equivalents, which entitles the holders of such RSUs and PSUs to additional RSUs and PSUs equal to the same dividend value per share as holders of common stock. Dividend equivalents are subject to the same vesting and other terms and conditions as the underlying RSUs and PSUs.

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 2.8 million shares remained available to be repurchased as of September 30, 2025. During the three and nine months ended September 30, 2025, an aggregate of 296.9 thousand shares and 1.9 million shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $20.0 million and $123.6 million, respectively, and a weighted average price of $67.36 and $63.91 per share, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. We did not repurchase any shares of common stock during the three months ended September 30, 2024. During the nine months ended September 30, 2024, an aggregate of 651.9 thousand shares were repurchased for a total purchase price of approximately $53.1 million and a weighted average price of $81.49 per share.

During the nine months ended September 30, 2025 and 2024, shares of common stock at a total cost of $17.3 million and $10.5 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced stock repurchase program.

16. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share (which we refer to as “EPS”) for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$37,403	$83,020	$111,641	$231,075
Denominator
Weighted average common shares outstanding - basic	29,645,795	31,336,756	30,266,752	31,596,995
Dilutive effect of stock-based compensation awards	373,358	688,259	344,259	520,922
Weighted average common shares outstanding - diluted	30,019,153	32,025,015	30,611,011	32,117,917
Earnings per share:
Basic	$1.26	$2.65	$3.69	$7.31
Diluted	$1.25	$2.59	$3.65	$7.19

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.7 million and 0.7 million common stock unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2025, respectively, and we excluded 0.4 million and 0.4 million common stock unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2024, respectively, related to the PSUs for which performance conditions remained unsatisfied. We excluded 0.3 million and 0.3 million common stock unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2025, respectively, that were antidilutive. No amounts were antidilutive during the three and nine months ended September 30, 2024.

17. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2025 and December 31, 2024, we had issued and outstanding letters of credit of $74.7 million and $97.5 million, respectively, and we had issued and outstanding performance and other bonds of $450.1 million and $466.0 million, respectively.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•economic changes, either nationally or in the regional and local markets in which we operate, including changes in interest rates and the resulting impact on the accessibility of mortgage loans to homebuyers, persistent inflation, and decreased employment levels and consumer confidence, and increased recessionary conditions;

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

•volatility and uncertainty in the credit markets and broader financial markets and the impact on such markets and our ability to access them, including as a result of geopolitical conditions, the current U.S. government shutdown, and in the event of a threatened or actual sovereign default;

•our future business operations, operating results and financial condition; future impairment and restructuring charges; and changes in our business and investment strategy;

•availability and price of land to acquire, and our ability to acquire such land on favorable terms or at all, and dispose of it when appropriate;

•the effect of and risks associated with our prior and any future acquisitions;

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

•the ability of our homebuyers to obtain or afford homeowners and flood insurance policies, and/or typical or lender-required policies for other hazards or events, for their homes, which may depend on the ability and willingness of insurers or government-funded or -sponsored programs to offer coverage at an affordable price or at all;

•unstable economic and political conditions as well as geopolitical conflicts, which could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels and cause higher interest rates, inflation, reduced consumer confidence and/or general economic uncertainty;

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

•income tax expense variability due to changes in availability and amount of federal home tax credits and volatility associated with stock-based compensation;

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 7,357 homes delivered during the first nine months of 2025, approximately 94% of homes delivered had purchase prices below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

Market conditions in the homebuilding industry have continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers. Amidst these market conditions, we experienced a slowing in demand during the first nine months of 2025, as net new home contracts (new home contracts net of cancellations) for the three and nine months ended September 30, 2025 decreased 6.9% and 7.1%, respectively, as compared to the respective prior year periods. Still, there remains an underlying need for affordable new homes, supported by solid demographic trends, and we have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns and closing cost concessions. During the nine months ended September 30, 2025, cycle times remained approximately in the four-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic, market and geopolitical conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the U.S. Federal funds interest rate by the U.S. Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives and actions will impact the U.S. economy; the effect of significant new tariffs and/or duties; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; the possibility of an economic recession; the current U.S. governmental shutdown; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates, consumer confidence or otherwise affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income.

Certain tariffs and other measures implemented during 2025 have impacted trade throughout various sectors. In October 2025, certain new tariffs took effect related to various imported products used in the homebuilding industry, including cabinets, lumber, and certain other wood products. As of the date of the filing of this report, we have not experienced significant cost increases or supply chain disruptions for raw materials; however, we could experience increases in the costs of materials utilized for the construction of our homes and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods. Additionally, during the three months ended September 30, 2025, the U.S. Federal Reserve reduced the U.S. Federal funds interest rate, and we cannot provide any assurance as to the impact of any future potential changes to the U.S. Federal funds interest rate on mortgage rates or our current or future business. The potential extent and effect of these and other factors on our business is highly uncertain and outside our control, and our past performance may not be indicative of our future results.

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

Results of Operations

During the three and nine months ended September 30, 2025, we generated $47.8 million and $147.4 million, respectively, in income before income tax expense, as compared to $109.9 million and $304.9 million, respectively, in the respective prior year periods. During the three and nine months ended September 30, 2025, we generated net income of $37.4 million, or $1.25 per diluted share, and $111.6 million, or $3.65 per diluted share, respectively, as compared to $83.0 million, or $2.59 per diluted share, and $231.1 million, or $7.19 per diluted share, respectively, in the respective prior year periods.

During the three and nine months ended September 30, 2025, we generated total revenues of $980.3 million and $2.9 billion, respectively, as compared to $1.1 billion and $3.1 billion, respectively, in the respective prior year periods. During the three and nine months ended September 30, 2025, we delivered 2,486 and 7,357 homes, respectively, with an average sales price of $384.2 thousand and $382.7 thousand, respectively. The number of homes delivered decreased by 12.3% and 5.8%, respectively, as compared to the respective prior year periods, primarily due to slower absorption rates, and average sales price per home decreased 2.4% and 2.2%, respectively, as compared to the respective prior year periods, primarily due to higher incentives in the current year periods. During the three and nine months ended September 30, 2025, net new contracts decreased 6.9% and 7.1%, respectively, to 2,386 and 7,624, respectively, as compared to the respective prior year periods.

We ended the third quarter of 2025 with $130.1 million of cash and cash equivalents and $44.7 million of cash held in escrow. We had $339.0 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 34.5% and a net homebuilding debt to net capital ratio of 31.4%. During the three and nine months ended September 30, 2025, we paid quarterly cash dividends to our stockholders of $0.29 per share, a 12% increase from the $0.26 per share quarterly dividend paid during the three and nine months ended September 30, 2024. We have continued to strategically manage our lot pipeline, while selectively reducing our land acquisition and development activities by terminating certain contracts in our markets that no longer met our investment criteria, in light of market conditions, resulting in 62,239 lots owned and controlled at September 30, 2025.

For the three and nine months ended September 30, 2025, our Financial Services segment generated income before income tax expense of $3.0 million and $11.6 million, respectively, representing a decrease of 2.7% and 38.4% from the respective prior year periods. During the three and nine months ended September 30, 2025, the number of mortgages originated decreased 13.7% and 6.3%, respectively, and the number of loans sold to third parties decreased 13.6% and 2.8%, respectively, as compared to the respective prior year periods.

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Operations:
Revenues
Home sales revenues	$955,162	$1,116,125	$2,815,365	$3,055,941
Land sales and other revenues	5,764	650	7,209	2,242
Total homebuilding revenues	960,926	1,116,775	2,822,574	3,058,183
Financial services revenues	19,358	20,091	61,666	66,676
Total revenues	980,284	1,136,866	2,884,240	3,124,859
Homebuilding cost of revenues
Cost of home sales revenues	(780,566)	(873,081)	(2,285,233)	(2,386,208)
Cost of land sales and other revenues	(6,303)	(170)	(7,199)	(207)
Total homebuilding cost of revenues	(786,869)	(873,251)	(2,292,432)	(2,386,415)
Financial services costs	(16,371)	(17,021)	(50,095)	(47,894)
Selling, general, and administrative	(119,895)	(132,972)	(369,491)	(373,054)
Inventory impairment	(3,180)	(1,373)	(10,951)	(1,942)
Other (expense) income, net	(6,131)	(2,337)	(13,832)	(10,690)
Income before income tax expense	47,838	109,912	147,439	304,864
Income tax expense	(10,435)	(26,892)	(35,798)	(73,789)
Net income	$37,403	$83,020	$111,641	$231,075
Earnings per share:
Basic	$1.26	$2.65	$3.69	$7.31
Diluted	$1.25	$2.59	$3.65	$7.19
Adjusted diluted earnings per share(1)(2)	$1.52	$2.77	$4.39	$7.66
Other Operating Information (dollars in thousands):
Number of homes delivered	2,486	2,834	7,357	7,809
Average sales price of homes delivered	$384.2	$393.8	$382.7	$391.3
Homebuilding gross margin percentage(3)	17.9%	21.7%	18.4%	21.9%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (1)	20.1%	23.6%	20.6%	23.5%
Backlog at end of period, number of homes	1,117	1,580	1,117	1,580
Backlog at end of period, aggregate sales value	$416,924	$671,404	$416,924	$671,404
Average sales price of homes in backlog	$373.3	$424.9	$373.3	$424.9
Net new home contracts	2,386	2,563	7,624	8,209
Selling communities at period end	321	305	321	305
Average selling communities	321	290	319	269
Total owned and controlled lot inventory	62,239	80,121	62,239	80,121
Adjusted EBITDA(1)(2)	$82,254	$139,250	$238,633	$381,329
Adjusted income before income tax expense(1)(2)	$60,368	$116,855	$177,325	$324,468
Adjusted net income(1)(2)	$45,711	$88,572	$134,271	$245,934
Net homebuilding debt to net capital(1)	31.4%	32.1%	31.4%	32.1%

(1)This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information under “Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(2)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted EBITDA and adjusted net income calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

(3)Homebuilding gross margin percentage is inclusive of impairment charges, if applicable. We recorded impairment charges of $3.2 million and $11.0 million, respectively, during the three and nine months ended September 30, 2025, and we recorded impairment charges of $1.4 million and $1.9 million during the three and nine months ended September 30, 2024.

NM – Not meaningful

Results of Operations by Segment

(dollars in thousands)

Commencing in the first quarter of 2025, we have separately reported our Century Living segment, previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information for the three and nine months ended September 30, 2024.

	Three months ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	369	401	460	423	833	—	—	—	2,486
Average sales price of new homes delivered	$591.0	$506.0	$293.8	$413.8	$268.9	$—	$—	$—	$384.2

Revenue	$218,149	$208,058	$135,150	$175,162	$224,407	$19,358	$—	$—	$980,284
Cost of home sales	(177,720)	(167,994)	(114,755)	(142,502)	(180,673)	—	—	3,078	(780,566)
Financial services costs	—	—	—	—	—	(16,371)	—	—	(16,371)
Selling, general and administrative	(17,999)	(18,653)	(14,590)	(15,679)	(22,953)	—	(488)	(29,533)	(119,895)
Inventory impairment	—	—	(512)	(2,442)	(226)	—	—	—	(3,180)
Other segment items (1)	(1,224)	(6,608)	(196)	(1,347)	(426)	—	190	(2,823)	(12,434)
Income (loss) before tax expense	$21,206	$14,803	$5,097	$13,192	$20,129	$2,987	$(298)	$(29,278)	$47,838

	Three months ended September 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	363	513	530	427	1,001	—	—	—	2,834
Average sales price of new homes delivered	$662.9	$528.4	$300.9	$421.9	$264.6	$—	$—	$—	$393.8

Revenue	$240,722	$271,305	$159,502	$180,226	$265,020	$20,091	$—	$—	$1,136,866
Cost of home sales	(188,173)	(215,798)	(127,198)	(135,051)	(203,831)	—	—	(3,030)	(873,081)
Financial services costs	—	—	—	—	—	(17,021)	—	—	(17,021)
Selling, general and administrative	(17,115)	(22,784)	(17,491)	(16,315)	(25,897)	—	(689)	(32,681)	(132,972)
Inventory impairment	—	—	—	(1,142)	(231)	—	—	—	(1,373)
Other segment items (1)	(212)	(953)	(131)	(500)	(1,005)	—	—	294	(2,507)
Income (loss) before tax expense	$35,222	$31,770	$14,682	$27,218	$34,056	$3,070	$(689)	$(35,417)	$109,912

	Nine months ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	1,007	1,226	1,418	1,127	2,579	—	—	—	7,357
Average sales price of new homes delivered	$597.4	$517.2	$295.6	$427.5	$263.2	$—	$—	$—	$382.7

Revenue	$601,763	$639,476	$419,252	$482,082	$680,001	$61,666	$—	$—	$2,884,240
Cost of home sales	(478,680)	(519,295)	(345,575)	(388,694)	(554,199)	—	—	1,210	(2,285,233)
Financial services costs	—	—	—	—	—	(50,095)	—	—	(50,095)
Selling, general and administrative	(52,104)	(57,400)	(49,121)	(46,404)	(70,412)	—	(869)	(93,181)	(369,491)
Inventory impairment	—	—	(512)	(6,245)	(4,194)	—	—	—	(10,951)
Other segment items (1)	(3,389)	(9,418)	(470)	(2,180)	(2,249)	—	605	(3,930)	(21,031)
Income (loss) before tax expense	$67,590	$53,363	$23,574	$38,559	$48,947	$11,571	$(264)	$(95,901)	$147,439

	Nine months ended September 30, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	972	1,494	1,439	1,155	2,749	—	—	—	7,809
Average sales price of new homes delivered	$634.3	$524.8	$303.4	$429.1	$263.0	$—	$—	$—	$391.3

Revenue	$617,047	$784,506	$436,782	$496,032	$723,816	$66,676	$—	$—	$3,124,859
Cost of home sales	(473,895)	(620,923)	(343,188)	(372,763)	(565,877)	—	—	(9,562)	(2,386,208)
Financial services costs	—	—	—	—	—	(47,894)	—	—	(47,894)
Selling, general and administrative	(48,491)	(65,970)	(46,735)	(46,912)	(71,912)	—	(1,670)	(91,364)	(373,054)
Inventory impairment	—	—	—	(1,142)	(800)	—	—	—	(1,942)
Other segment items (1)	(563)	(3,670)	(474)	(1,358)	(1,035)	—	(413)	(3,384)	(10,897)
Income (loss) before tax expense	$94,098	$93,943	$46,385	$73,857	$84,192	$18,782	$(2,083)	$(104,310)	$304,864

(1) Includes cost of land sales and other revenues, and other income (expense).

West

During the three and nine months ended September 30, 2025, our West segment generated income before income tax expense of $21.2 million and $67.6 million, respectively, representing decreases of 39.8% and 28.2% from the respective prior year periods, which were primarily driven by decreases in revenue and homebuilding gross margin. During the three and nine months ended September 30, 2025, revenue decreased $22.6 million and $15.3 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 10.8% and 5.8%, respectively, in the average sales price per home, and partially offset by increases of 1.7% and 3.6%, respectively, in the number of homes delivered. The average sales price per home decreases were driven by higher incentives, and the increases in the number of homes delivered were primarily driven by increases in open communities, partially offset by slower absorption rates. Homebuilding gross margin decreased from the respective prior year periods, due primarily to higher incentives in the respective current year periods.

Mountain

During the three and nine months ended September 30, 2025, our Mountain segment generated income before income tax expense of $14.8 million and $53.4 million, respectively, representing decreases of 53.4% and 43.2% from the respective prior year periods, which were primarily driven by decreases in revenue and homebuilding gross margin. During the three and nine months ended September 30, 2025, revenue decreased $63.2 million and $145.0 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 21.8% and 17.9%, respectively, in the number of homes delivered, and decreases of 4.2% and 1.4%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily driven by slower absorption rates, and the decreases in average sales price per home were driven by higher incentives. Homebuilding gross margin decreased from the respective prior year periods, due primarily to higher incentives in the respective current year periods.

Texas

During the three and nine months ended September 30, 2025, our Texas segment generated income before income tax expense of $5.1 million and $23.6 million, respectively, representing decreases of 65.3% and 49.2% from the respective prior year periods, which were primarily driven by decreases in revenue and homebuilding gross margin. During the three and nine months ended September 30, 2025, revenue decreased $24.4 million and $17.5 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 13.2% and 1.5%, respectively, in the number of homes delivered, and decreases of 2.4% and 2.6%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily driven by slower absorption rates, and the decreases in average sales price per home were driven by higher incentives. Homebuilding gross margin decreased from the respective prior year periods, due primarily to higher incentives in the respective current year periods and impairment charges of $0.5 million during the three months ended September 30, 2025.

Southeast

During the three and nine months ended September 30, 2025, our Southeast segment generated income before income tax expense of $13.2 million and $38.6 million, respectively, representing decreases of 51.5% and 47.8% from the respective prior year periods, which were primarily driven by decreases in revenue and homebuilding gross margin. During the three and nine months ended September 30, 2025, revenue decreased $5.1 million and $14.0 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 0.9% and 2.4%, respectively, in the number of homes delivered, and decreases of 1.9% and 0.4%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily driven by slower absorption rates, and the decreases in average sales price per home were driven by higher incentives. Homebuilding gross margin decreased from the respective prior year periods, due primarily to higher incentives in the respective current year periods and impairment charges of $2.4 million and $6.2 million during the three and nine months ended September 30, 2025, respectively.

Century Complete

During the three and nine months ended September 30, 2025, our Century Complete segment generated income before income tax expense of $20.1 million and $48.9 million, respectively, representing decreases of 40.9% and 41.9% from the respective prior year periods, which were primarily driven by decreases in revenue and homebuilding gross margin. During the three and nine months ended September 30, 2025, revenue decreased $40.6 million and $43.8 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 16.8% and 6.2%, respectively, in the number of homes delivered, and partially offset by increases of 1.6% and 0.1%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily driven by slower absorption rates, and the increases in average sales price per home were driven by the mix of deliveries within individual communities. Homebuilding gross margin decreased from the respective prior year periods, due primarily to higher incentives in the respective current year periods and impairment charges during the three and nine months ended September 30, 2025 of $0.2 million and $4.2 million, respectively.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. For the three and nine months ended September 30, 2025, our Financial Services segment generated income before income tax expense of $3.0 million and $11.6 million, respectively, representing a decrease of 2.7% and 38.4% from the respective prior year periods. During the three and nine months ended September 30, 2025, the number of mortgages originated decreased 13.7% and 6.3%, respectively, and the number of loans sold to third parties decreased 13.6% and 2.8%, respectively, as compared to the respective prior year periods. The decrease in income before income tax expense for the three-month comparison was primarily driven by lower margins on mortgages originated during the period and partially offset by fair value adjustments related to our mortgage servicing rights portfolio. The decrease in income before income tax expense for the nine-month comparison was primarily driven by lower margins on mortgages originated during the period and fair value adjustments related to our mortgage loans held for investment, and was partially offset by the benefit of a sale of mortgage servicing rights during the second quarter of 2025.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total originations:
Number of loans	1,607	1,862	4,796	5,118
Principal	$578,011	$663,789	$1,700,470	$1,819,786
Capture rate of Century homebuyers	84%	84%	84%	82%
Century Communities	89%	89%	86%	87%
Century Complete	74%	74%	78%	72%
Average FICO score	727	729	726	728
Century Communities	730	736	731	735
Century Complete	722	714	716	714

Loans sold to third parties:
Number of loans sold	1,619	1,873	4,957	5,102
Principal	$580,971	$661,670	$1,755,136	$1,807,406

Century Living

Our Century Living operations are engaged in the development, construction, management, and disposition of multi-family rental properties, currently all located in Colorado. During the nine months ended September 30, 2025, the Company had three multi-family rental properties, two of which were complete and currently available for leasing. These three projects represent over 1,000 total multi-family units, including 327 under active construction and 725 completed units, of which 565 units were leased as of September 30, 2025.

Corporate

During the three and nine months ended September 30, 2025, our Corporate segment generated losses of $29.3 million and $95.9 million, respectively, as compared to losses of $35.4 million and $104.3 million, respectively, during the same respective periods in 2024. The decrease in loss for the three-month comparison was primarily driven by a decrease in compensation cost during the current year period as compared to the prior year period. The decrease in loss for the nine-month comparison was primarily due to decreased compensation costs during the current year period as compared to the prior year period, as well as a $7.7 million in prior year impairment charges related to other investments during the nine months ended September 30, 2024.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues and inventory impairment, if applicable. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased for the three and nine months ended September 30, 2025 to 17.9% and 18.4%, respectively, as compared to 21.7% and 21.9% for the same respective periods in 2024. The decreases were primarily driven by higher incentives in the current year periods.

In the following table, we calculate our homebuilding gross margin and our adjusted homebuilding gross margin, as adjusted to exclude inventory impairment, if applicable, and interest in cost of home sales revenues, and further adjusted to exclude the effect of purchase price accounting for acquired work in process inventory, if applicable.

	Three Months Ended September 30,
	2025	%	2024	%
Home sales revenues	$955,162	100.0%	$1,116,125	100.0%
Cost of home sales revenues	(780,566)	(81.7)%	(873,081)	(78.2)%
Inventory impairment	(3,180)	(0.3)%	(1,373)	(0.1)%
Homebuilding gross margin	171,416	17.9%	241,671	21.7%
Add: Inventory impairment	3,180	0.3%	1,373	0.1%
Adjusted homebuilding gross margin excluding inventory impairment (1)	174,596	18.3%	243,044	21.8%
Add: Interest in cost of home sales revenues	15,005	1.6%	16,492	1.5%
Add: Purchase price accounting for acquired work in process inventory	2,830	0.3%	3,446	0.3%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$192,431	20.1%	$262,982	23.6%

	Nine Months Ended September 30,
	2025	%	2024	%
Home sales revenues	$2,815,365	100.0%	$3,055,941	100.0%
Cost of home sales revenues	(2,285,233)	(81.2)%	(2,386,208)	(78.1)%
Inventory impairment	(10,951)	(0.4)%	(1,942)	(0.1)%
Homebuilding gross margin	519,181	18.4%	667,791	21.9%
Add: Inventory impairment	10,951	0.4%	1,942	0.1%
Adjusted homebuilding gross margin excluding inventory impairment (1)	530,132	18.8%	669,733	21.9%
Add: Interest in cost of home sales revenues	41,994	1.5%	42,117	1.4%
Add: Purchase price accounting for acquired work in process inventory	6,763	0.2%	5,999	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$578,889	20.6%	$717,849	23.5%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information above. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the three and nine months ended September 30, 2025, our adjusted homebuilding gross margin percentage excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory was 20.1% and 20.6%, respectively, as compared to 23.6% and 23.5% for the same respective periods in 2024. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness, and acquisitions (in each case as applicable) during any period, have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to prior periods and to homebuilding gross margins of our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Selling, general and administrative	$119,895	$132,972	$(13,077)	(9.8)%
As a percentage of home sales revenue	12.6%	11.9%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Selling, general and administrative	$369,491	$373,054	$(3,563)	(1.0)%
As a percentage of home sales revenue	13.1%	12.2%

Our selling, general and administrative expense decreased $13.1 million and $3.6 million for the three and nine months ended September 30, 2025 as compared to the same respective periods in 2024. These decreases were primarily attributable to decreased compensation costs, including adjustments in stock-based compensation expense to reflect a decreased estimate in the number of shares which will ultimately vest and be issued upon settlement of certain performance share unit awards. These decreases were partially offset by increased advertising costs and other costs due to a higher active community count during the current year periods. During the three and nine months ended September 30, 2025, our selling, general and administrative expense as a percentage of home sales revenue increased 70 basis points and 90 basis points, respectively, driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2025 estimated annual effective tax rate, before discrete items, of 25.0%, is driven by our blended federal and state statutory rate of 24.8%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, and offset by estimated federal energy home credits for current year home deliveries.

For the nine months ended September 30, 2025, our estimated annual rate of 25.0% was benefitted by discrete items which had a net impact of decreasing our rate by 0.7%, including federal energy home tax credits claimed in excess of previous estimates and the impact of excess tax benefits for vested stock-based compensation.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate would not reflect a benefit from such tax credits as to homes delivered after that date. We are currently evaluating other elements of the legislation, but do not expect it to have a material effect on our effective tax rate for the year ending December 31, 2025.

For the three months ended September 30, 2025 and 2024, we recorded income tax expense of $10.4 million and $26.9 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $35.8 million and $73.8 million, respectively.

Segment Assets

(dollars in thousands)

	September 30,	December 31	Increase (Decrease)
	2025	2024	Amount	Change
West	$911,023	$780,991	$130,032	16.6%
Mountain	1,000,791	1,026,047	(25,256)	(2.5)%
Texas	928,899	834,815	94,084	11.3%
Southeast	623,225	616,747	6,478	1.1%
Century Complete	440,557	468,256	(27,699)	(5.9)%
Financial Services	326,215	478,730	(152,515)	(31.9)%
Century Living	282,636	217,899	64,737	29.7%
Corporate	180,629	108,987	71,642	65.7%
Total assets	$4,693,975	$4,532,472	$161,503	3.6%

Total assets increased to $4.7 billion as of September 30, 2025 as compared to $4.5 billion as of December 31, 2024, primarily due to changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities. This increase was partially offset by a decrease in our Financial Services assets, including a decrease in mortgage loans held for sale, and a decrease in our mortgage servicing rights due to the sale of approximately $3.0 billion of unpaid principal balance of our portfolio during the nine months ended September 30, 2025.

Homebuilding lots owned and controlled

	September 30, 2025			December 31, 2024			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	3,709	2,207	5,916	4,211	4,286	8,497	(11.9)%	(48.5)%	(30.4)%
Mountain	8,522	1,292	9,814	9,037	4,052	13,089	(5.7)%	(68.1)%	(25.0)%
Texas	14,713	3,198	17,911	12,632	8,935	21,567	16.5%	(64.2)%	(17.0)%
Southeast	5,221	7,857	13,078	5,173	12,270	17,443	0.9%	(36.0)%	(25.0)%
Century Complete	4,318	11,202	15,520	4,703	15,333	20,036	(8.2)%	(26.9)%	(22.5)%
Total	36,483	25,756	62,239	35,756	44,876	80,632	2.0%	(42.6)%	(22.8)%

During the three and nine months ended September 30, 2025, we continued to strategically manage our lot pipeline, resulting in 62,239 lots owned and controlled at September 30, 2025, compared to 80,632 at December 31, 2024. Of our total lots owned and controlled as of September 30, 2025, 58.6% were owned and 41.4% were controlled, as compared to 44.3% owned and 55.7% controlled as of December 31, 2024. The decrease in the number of controlled lots was driven by the termination of certain contracts in our markets that no longer met our investment criteria, in light of market conditions.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2025	2024	Amount	% Change	2025	2024	Amount	% Change
West	337	365	(28)	(7.7)%	1,052	1,181	(129)	(10.9)%
Mountain	418	463	(45)	(9.7)%	1,216	1,626	(410)	(25.2)%
Texas	433	454	(21)	(4.6)%	1,436	1,488	(52)	(3.5)%
Southeast	388	396	(8)	(2.0)%	1,159	1,232	(73)	(5.9)%
Century Complete	810	885	(75)	(8.5)%	2,761	2,682	79	2.9%
Total	2,386	2,563	(177)	(6.9)%	7,624	8,209	(585)	(7.1)%

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2025 decreased by 177 homes, or 6.9%, to 2,386 as compared to 2,563 for the same period in 2024. Net new home contracts for the nine months ended September 30, 2025 decreased by 585 homes, or 7.1%, to 7,624 as compared to 8,209 for the same period in 2024.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the three and nine months ended September 30, 2025 and 2024 by segment is included in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	% Change
West	3.1	4.5	(1.4)	(31.1)%
Mountain	2.8	3.3	(0.5)	(15.2)%
Texas	2.0	2.4	(0.4)	(16.7)%
Southeast	2.8	3.5	(0.7)	(20.0)%
Century Complete	2.3	2.6	(0.3)	(11.5)%
Total	2.5	2.9	(0.4)	(13.8)%

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	% Change
West	3.4	4.7	(1.3)	(27.7)%
Mountain	2.8	3.8	(1.0)	(26.3)%
Texas	2.1	3.3	(1.2)	(36.4)%
Southeast	2.9	4.3	(1.4)	(32.6)%
Century Complete	2.6	2.7	(0.1)	(3.7)%
Total	2.7	3.4	(0.7)	(20.6)%

During the three and nine months ended September 30, 2025, our absorption rates decreased by 13.8% and 20.6%, respectively, to 2.5 per month and 2.7 per month, respectively, as compared to the same respective periods in 2024, primarily driven by slowing demand during the first nine months of 2025 amidst homebuilding market conditions impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers.

Selling communities

	Selling Communities		Average Selling Communities		Average Selling Communities
	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
West	38	27	36	27	34	28
Mountain	53	49	49	47	49	47
Texas	73	74	73	64	75	50
Southeast	45	38	46	38	44	32
Century Complete	112	117	117	114	117	112
Total	321	305	321	290	319	269

Our selling communities increased by 16 communities to 321 communities at September 30, 2025 as compared to 305 at September 30, 2024. This 5.2% increase was a result of an increased land pipeline that resulted in new community openings in excess of community closeouts.

Backlog

(dollars in thousands)

	As of September 30,
	2025			2024			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	204	$115,035	$563.9	315	$196,385	$623.4	(35.2)%	(41.4)%	(9.5)%
Mountain	139	73,330	527.6	295	171,990	583.0	(52.9)%	(57.4)%	(9.5)%
Texas	195	59,212	303.6	315	99,066	314.5	(38.1)%	(40.2)%	(3.5)%
Southeast	139	61,170	440.1	219	94,202	430.1	(36.5)%	(35.1)%	2.3%
Century Complete	440	108,177	245.9	436	109,761	251.7	0.9%	(1.4)%	(2.3)%
Total / Weighted Average	1,117	$416,924	$373.3	1,580	$671,404	$424.9	(29.3)%	(37.9)%	(12.1)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of September 30, 2025, we had 1,117 homes in backlog, which decreased as compared to 1,580 homes in backlog at September 30, 2024, with a total value of $416.9 million, as compared to $671.4 million at September 30, 2024. Backlog dollar value decreased due to the decrease in the number of backlog units, and a 12.1% decrease in the average sales price of backlog units, generally due to higher incentives, and partially offset by mix within individual communities.

Supplemental Guarantor Information

Our 6.625% senior notes due 2033 (which we refer to collectively as our “2033 Notes”) and our 3.875% senior notes due 2029 (which we refer to collectively as our “2029 Notes” and collectively with our 2033 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as the “Guarantors”). Our subsidiaries associated with our Financial Services operations (which we refer to as the “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all existing and future subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of September 30, 2025, Century Communities, Inc. had $1.0 billion in total principal amount of Senior Notes outstanding.

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

The offer and sale of the Senior Notes and the related guarantees were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), and other applicable securities laws. Unless we subsequently register the resale of the Senior Notes and related guarantees, they may be offered or sold only in transactions that are exempt from the registration requirements under the Securities Act and the applicable securities laws of any other jurisdiction.

The Guarantors’ condensed supplemental financial information is presented in this report as if the guarantees of the Senior Notes existed during the periods presented. If any Guarantors are released from their respective guarantees in future periods, the changes are reflected prospectively. We have determined that separate, full financial statements of the Guarantors would not be material to investors, and accordingly, supplemental financial information is presented below.

The following summarized financial information is presented for Century Communities, Inc. and the Guarantors on a combined basis after eliminating intercompany transactions and balances among Century Communities, Inc. and the Guarantors, as well as their investment in, and equity in earnings from, the Non-Guarantors.

Century Communities, Inc. and Guarantors

Summarized Balance Sheet Data (in thousands)	September 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$283	$522
Cash held in escrow	44,717	3,004
Accounts receivable	63,255	39,460
Due from non-guarantors	—	26,980
Inventories	3,584,246	3,454,337
Prepaid expenses and other assets	511,316	329,620
Property and equipment, net	91,429	154,767
Deferred tax assets, net	22,702	22,220
Goodwill	41,109	41,109
Total assets	$4,359,057	$4,072,019
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$166,955	$130,941
Accrued expenses and other liabilities	254,549	270,534
Due to non-guarantors	98,875	—
Notes payable	1,147,370	1,107,909
Revolving line of credit	339,000	135,500
Total liabilities	2,006,749	1,644,884
Stockholders’ equity	2,352,308	2,427,135
Total liabilities and stockholders’ equity	$4,359,057	$4,072,019

Summarized Statements of Operations Data (in thousands)	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024

Total homebuilding revenues	$2,822,574	$4,305,391
Total homebuilding cost of revenues	(2,292,432)	(3,369,338)
Selling, general and administrative	(369,491)	(516,489)
Inventory impairment	(10,951)	(8,778)
Other expense	(19,698)	(5,436)
Income before income tax expense	130,002	405,350
Income tax expense	(31,564)	(97,864)
Net income	$98,438	$307,486

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and current capacity on our revolving line of credit, was $835.8 million as of September 30, 2025 and $918.0 million as of December 31, 2024.

Our principal uses of capital for the three and nine months ended September 30, 2025 were our land purchases, land development, home construction, construction of multi-family rental properties, share repurchases, dividends, and the payment of routine liabilities.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our consolidated statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we continue to acquire and develop lots in our markets when they meet our current investment criteria. During the nine months ended September 30, 2025, we reduced our land acquisition and development activities by terminating certain contracts in our markets that no longer met our investment criteria, in light of current market conditions.

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and our purchases of land, as well as land development, home construction activities, and other cash needs. We had $339.0 million outstanding under our revolving line of credit as of September 30, 2025, as compared to $135.5 million outstanding as of December 31, 2024.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements described below. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and nine months ended September 30, 2025, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on January 30, 2025, other than the issuance of $500.0 million aggregate principal amount of our 6.625% senior notes due 2033 and the extinguishment and redemption of $500.0 million in outstanding principal of our former 6.750% senior notes due 2027, as described in more detail below.

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

We strive to strategically manage our lot pipeline, while selectively reducing our land acquisition and development activities by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to market conditions as they develop. As of September 30, 2025, we had outstanding purchase contracts and option contracts for 25,756 lots totaling approximately $1.8 billion and we had $92.6 million of deposits for land contracts, of which $69.0 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more or less prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of September 30, 2025, we were in compliance with all such covenants and requirements under the agreements governing our senior notes, revolving line of credit, construction loan agreements, and mortgage repurchase facilities. See Note 10 – Debt in the Notes to the Condensed Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$—	$498,027
3.875% senior notes, due August 2029(1)	497,008	496,428
6.625% senior notes, due September 2033(1)	493,135	—
Other financing obligations(2)	157,227	113,454
Notes payable	1,147,370	1,107,909
Revolving line of credit	339,000	135,500
Mortgage repurchase facilities	176,604	232,804
Total debt	$1,662,974	$1,476,213

(1)The carrying value of the senior notes reflects the impact of premiums, discounts, and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of September 30, 2025, other financing obligations included $26.1 million related to insurance premium notes and certain secured borrowings, as well as $131.1 million outstanding under construction loan agreements related to Century Living, as described below. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes and certain secured borrowings, as well as $102.4 million outstanding under construction loan agreements.

We may from time to time seek to refinance or increase our outstanding debt or retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, redemptions or otherwise. Such repurchases, exchanges or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may or may not be material during any particular reporting period.

Issuance of 6.625% Senior Notes Due 2033

During the three months ended September 30, 2025, we entered into an indenture with U.S. Bank Trust Company, National Association, as trustee pursuant to which we issued $500.0 million aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”). The 2033 Notes were issued at 100% of their principal amount and we received proceeds of $493.1 million, net of $6.9 million in issuance costs. The indenture contains certain restrictive covenants on issuing future secured debt and other transactions and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, or on or after, September 15, 2028, and a put provision triggered by certain change of control events. The aggregate principal balance of the 2033 Notes is due in September 2033. Interest on the 2033 Notes will accrue from September 17, 2025 at a rate of 6.625% per annum, and will be payable semi-annually in cash in March and September of each year, beginning in March 2026. As of September 30, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $493.1 million.

Extinguishment of 6.750% Senior Notes Due 2027

During the three months ended September 30, 2025, we legally extinguished $500.0 million in outstanding principal of our 6.750% Senior Notes due 2027 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, totaling $511.4 million. The extinguishment transaction resulted in a loss on debt extinguishment of $1.4 million included in other expense in the condensed consolidated statements of operations.

3.875% Senior Notes Due 2029

As of September 30, 2025, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029, which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, or on or after, February 15, 2029, and a put provision triggered by certain change of control events. As of September 30, 2025, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.0 million.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to secured construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $204.7 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Portions of the obligations under the secured construction loan agreements are guaranteed by us. Borrowings under the construction loan agreements bear interest at various rates, including a fixed rate and floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of September 30, 2025 and December 31, 2024, $131.1 million and $102.4 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.6% and 6.5% as of September 30, 2025 and December 31, 2024, respectively, and we were in compliance with all covenants thereunder.

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

As of September 30, 2025 and December 31, 2024, $339.0 million and $135.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.7% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of September 30, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through June 1, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.8% as of September 30, 2025.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2025 and December 31, 2024, we had $176.6 million and $232.8 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2025 and December 31, 2024, we had issued and outstanding letters of credit of $74.7 million and $97.5 million, respectively, and we had issued and outstanding performance and other bonds of $450.1 million and $466.0 million, respectively. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchases

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 2.8 million shares remained available to be repurchased as of September 30, 2025. During the three and nine months ended September 30, 2025, an aggregate of 296.9 thousand and 1.9 million shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $20.0 million and $123.6 million, respectively, and a weighted average price of $67.36 and $63.91 per share, respectively. We did not repurchase any shares of common stock during the three months ended September 30, 2024. During the nine months ended September 30, 2024, an aggregate of 651.9 thousand shares were repurchased for a total purchase price of approximately $53.1 million and a weighted average price of $81.49 per share.

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

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and nine months ended September 30, 2025 and 2024, respectively (in thousands, except per share information):

			Nine months ended September 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783
August 13, 2025	August 27, 2025	September 10, 2025	$0.29	$8,607

			Nine months ended September 30, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148

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

Cash Flows— Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

For the nine months ended September 30, 2025 and 2024, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $57.7 million during the nine months ended September 30, 2025 as compared to net cash used in operating activities of $174.0 million during the prior year period. This decrease in net cash used is primarily a result of reduced expenditures related to land acquisition and expenditures associated with the construction of homes during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was offset by (1) a $119.4 million decrease in net income during the current year period and (2) changes in cash balances held in escrow, in each case compared to the prior year period.

•Net cash provided by investing activities was $30.6 million during the nine months ended September 30, 2025, compared to net cash used in investing activities of $277.7 million during the prior year period. This change was primarily related to (1) $44.9 million in cash proceeds related to the sale of our mortgage servicing rights portfolio during the nine months ended September 30, 2025, (2) $157.1 million in expenditures related to our acquisitions of Anglia and Landmark during the nine months ended September 30, 2024, and (3) $98.0 million in expenditures related to the development, construction, and management of multi-family rental properties by our Century Living segment during the nine months ended September 30, 2024. During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization and we determined that these operations have become part of our ordinary activities, and cash flows from development activities and the disposition of properties are now recorded as operating activities on the condensed consolidated statement of cash flows.

•Net cash provided by financing activities was $14.9 million during the nine months ended September 30, 2025, compared to net cash provided by financing activities of $388.6 million during the prior year period. This change was primarily attributable to (1) a $70.5 million increase in stock repurchases (2) a $64.1 million increase in net payments for our mortgage repurchase facilities, and (3) a $36.7 million decrease in borrowings under construction loan agreements, in each case during the current year period as compared to the prior year period.

As of September 30, 2025, our cash and cash equivalents and restricted cash balance was $163.2 million, as compared to $175.3 million as of December 31, 2024.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before inventory impairment, abandonment of lot option contracts, restructuring costs, loss on debt extinguishment, impairment on other investment, and purchase price accounting for acquired work in process inventory, in each case as applicable during a period. We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. Neither EBITDA nor adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net income	$37,403	$83,020	(54.9)%	$111,641	$231,075	(51.7)%
Income tax expense	10,435	26,892	(61.2)%	35,798	73,789	(51.5)%
Interest in cost of home sales revenues	15,005	16,492	(9.0)%	41,994	42,117	(0.3)%
Interest expense (income)	876	(369)	(337.4)%	445	(2,693)	(116.5)%
Depreciation and amortization expense	6,005	6,272	(4.3)%	18,868	17,437	8.2%
EBITDA	$69,724	$132,307	(47.3)%	$208,746	$361,725	(42.3)%
Inventory impairment	3,180	1,373	131.6%	10,951	1,942	463.9%
Abandonment of lot option contracts (1)	5,159	2,124	142.9%	9,306	3,941	136.1%
Restructuring costs	—	—	NM	1,505	—	NM
Loss on debt extinguishment	1,361	—	NM	1,361	—	NM
Impairment on other investment	—	—	NM	—	7,722	NM
Purchase price accounting for acquired work in process inventory	2,830	3,446	(17.9)%	6,763	5,999	12.7%
Adjusted EBITDA	$82,254	$139,250	(40.9)%	$238,633	$381,329	(37.4)%

NM – Not Meaningful

(1)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted EBITDA calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

Net Homebuilding Debt to Net Capital

The following table presents our ratio of net homebuilding debt to net capital, which is a non-GAAP financial measure. We calculate this by dividing net homebuilding debt (homebuilding debt less cash and cash equivalents, and cash held in escrow) by net capital (net homebuilding debt plus total stockholders’ equity). Homebuilding debt is our total debt minus our outstanding borrowings under our construction loan agreements and our repurchase facilities. The most directly comparable GAAP measure is the ratio of homebuilding debt to total capital. We believe the ratio of net homebuilding debt to net capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

(dollars in thousands)

	September 30,	December 31,
	2025	2024
Notes payable	$1,147,370	$1,107,909
Revolving line of credit	339,000	135,500
Construction loan agreements	(131,151)	(102,436)
Total homebuilding debt	1,355,219	1,140,973
Total stockholders' equity	2,578,022	2,620,856
Total capital	$3,933,241	$3,761,829
Homebuilding debt to capital	34.5%	30.3%

Total homebuilding debt	$1,355,219	$1,140,973
Cash and cash equivalents	(130,075)	(149,998)
Cash held in escrow	(44,717)	(3,004)
Net homebuilding debt	1,180,427	987,971
Total stockholders' equity	2,578,022	2,620,856
Net capital	$3,758,449	$3,608,827

Net homebuilding debt to net capital	31.4%	27.4%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted net income and adjusted diluted earnings per share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of certain non-recurring items. We believe excluding certain non-recurring items provides more comparable assessment of our financial results from period to period. We define adjusted net income as consolidated net income before (i) income tax expense; (ii) inventory impairment; (iii) abandonment of lot option contracts; (iv) restructuring costs; (v) loss on debt extinguishment; (vii) impairment on other investment; and (vii) purchase price accounting for acquired work in process inventory; in each case, as applicable during a period, less adjusted income tax expense, calculated using our estimated annual effective tax rate after discrete items for the applicable period. Adjusted EPS is calculated by dividing adjusted net income by weighted average common shares – diluted.

(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$37,403	$83,020	$111,641	$231,075
Denominator
Weighted average common shares outstanding - basic	29,645,795	31,336,756	30,266,752	31,596,995
Dilutive effect of stock-based compensation awards	373,358	688,259	344,259	520,922
Weighted average common shares outstanding - diluted	30,019,153	32,025,015	30,611,011	32,117,917
Earnings per share:
Basic	$1.26	$2.65	$3.69	$7.31
Diluted	$1.25	$2.59	$3.65	$7.19

Adjusted earnings per share
Numerator
Net income	$37,403	$83,020	$111,641	$231,075
Income tax expense	10,435	26,892	35,798	73,789
Income before income tax expense	47,838	109,912	147,439	304,864
Inventory impairment	3,180	1,373	10,951	1,942
Abandonment of lot option contracts (1)	5,159	2,124	9,306	3,941
Restructuring costs	—	—	1,505	—
Loss on debt extinguishment	1,361	—	1,361	—
Impairment on other investment	—	—	—	7,722
Purchase price accounting for acquired work in process inventory	2,830	3,446	6,763	5,999
Adjusted income before income tax expense	60,368	116,855	177,325	324,468
Adjusted income tax expense(2)	(14,657)	(28,283)	(43,054)	(78,534)
Adjusted net income	$45,711	$88,572	$134,271	$245,934

Denominator - Diluted	30,019,153	32,025,015	30,611,011	32,117,917

Adjusted diluted earnings per share	$1.52	$2.77	$4.39	$7.66

(1)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted net income calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

(2)The tax rates used in calculating adjusted net income for the three and nine months ended September 30, 2025 were each 24.3%, respectively, which are reflective of our GAAP tax rates for the nine months ended September 30, 2025. The tax rates used in calculating adjusted net income for the three and nine months ended September 30, 2024 were each 24.2%, respectively, which are reflective of our GAAP tax rates for the nine months ended September 30, 2024.

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

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our Credit Agreement and construction loan agreements and the operation of our Financial Services business.

Exposure to market risk includes the impact of interest rate changes on our interest expense and the affordability of mortgage financing to homebuyers, which affects demand for our homes, as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this report. During the three months ended September 30, 2025, the U.S. Federal Reserve reduced the U.S. Federal funds interest rate. We cannot provide any assurance as to the impact of any future potential changes to the U.S. Federal funds interest rate on mortgage rates or our current or future business.

Our Financial Services business, which is significantly tied to the sale of our homes utilizes mortgage-backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held for sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held for sale, we typically use derivative financial instruments to economically hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also typically hedge our interest rate exposure through entering into interest rate swap futures.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2025, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Demand for our homes is subject to fluctuations, often due to factors outside of our control. These factors may include interest rates and Federal Reserve policy changes; inflation; consumer confidence and spending, which declined significantly beginning in the first quarter of 2025; employment levels; uncertainty and recent declines in financial, credit and consumer lending markets; slow economic growth or recessionary conditions in various regions or industries around the world; availability of financing for homebuyers; tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements; changes to mortgage regulations; availability and prices of new homes compared to existing inventory; demographic trends, including slower rates of population growth or population decline in our markets; the effect of pandemics; and other factors, including those described elsewhere in this report and our other SEC filings. Declines in consumer confidence and spending, market fluctuations and the increased likelihood of recessionary conditions contributed to reduced demand for our homes in the first nine months of 2025 compared to the prior year period, which adversely affected our results of operations for the first nine months of 2025. If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices rise, there could likely be additional corresponding adverse effects on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts, and the amount of revenues or profits we generate, and such effect may be material. In a housing market downturn when demand for our homes decreases, our revenues and results of operations are typically adversely affected; we may have significant inventory impairments and other write-offs; our gross margins may decline significantly from historical levels; and we may incur substantial losses from operations. During the first nine months of 2025, we incurred inventory impairment charges of $11.0 million. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate or continue as they exist at that time.

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

•U.S. and global financial system and credit markets, including short- and long-term interest rates and inflation, and any effects from the current U.S. government shutdown or any potential sovereign default;

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

These factors have resulted in the past and in the future could result in a decline in the demand for our homes, as well as a decline in the pricing for our homes, an increase in customer cancellations, an increase in selling concessions, and downward pressure on the market value of our inventory, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations and increase the risk for asset impairments. In the first nine months of 2025, uncertainty resulting in part from the announcement, imposition and/or repeal of tariffs on U.S. trade partners caused declines in consumer confidence and spending, market fluctuations and the increased likelihood of recessionary conditions. This resulted in a decline in the demand for our homes during first nine months of 2025 compared to the prior year period. If these conditions persist, there may be a sustained downturn in the homebuilding market, which would likely have an adverse effect on our business and results of operations for multiple years.

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

Additionally, our business could be adversely affected by unstable economic and political conditions as well as geopolitical conflicts. Although we do not have customers or direct suppliers in countries affected by war, conflict, sanctions, or export controls, actions by other nations—such as tariffs, cyberattacks, or energy disruptions—could still impact our supply chain. These actions may lead to material shortages or increased costs for construction and fuel, as discussed elsewhere in these risk factors. In addition, such events could cause higher interest rates, inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility resulting from the imposition and repeal of tariffs, any of which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business. Furthermore, deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

Any increase in unemployment or underemployment may lead to reduced demand for our homes and an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business and results of operations.

Recessionary conditions may cause the unemployment rate in the United States to increase. People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell the homes they own, and may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in the number of loan delinquencies and property repossessions and have an adverse impact on our business by both reducing the demand for the homes we build and increasing the supply of homes for sale, which would also likely adversely affect our Financial Services business, which is dependent upon the sale of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or require us to sell or finance the loans we originate on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our Financial Services business.

Inflation has adversely affected and could continue to adversely affect our business and financial results, especially since we may not be able to raise home prices sufficiently to offset increased prices.

High inflation has adversely affected us by increasing the costs of land, materials and labor needed to operate our business and could continue to adversely affect us in future periods. In the event inflation continues, we may seek to increase the sales prices of homes in order to maintain satisfactory margins. However, an oversupply of homes relative to demand and home prices being set several months before homes are delivered and affordability concerns may make any such increase difficult or impossible in future periods. In addition, inflation is often accompanied by higher interest rates, which historically negatively impact housing demand. While we historically have been able to pass along price increases to our consumers to help offset price increases, we may not be able to continue to do so, thereby adversely impacting our margins. Moreover, the cost of capital typically increases as a result of inflation and the purchasing power of our cash resources typically declines. Future actions by the government to stimulate the economy may further increase the risk of inflation, which may have an adverse impact on our business or financial results.

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

Nearly all of the mortgage loans closed by our Financial Services segment are made to buyers of homes we built. Therefore, a decrease in the demand for our homes adversely affects the revenues of this segment of our business. In the first nine months of 2025, economic uncertainty, as described elsewhere in these risk factors, contributed to reduced demand for our homes compared to the prior period, which adversely affected our revenues and our Financial Services segment. Future demand for our homes is uncertain and dependent upon interest rates for mortgage loans, consumer confidence, availability of credit, economic conditions and other factors, including those described elsewhere in this report, and it is possible that demand for our homes may decrease further in 2025 if current economic conditions persist or worsen, adversely affecting the results of our Financial Services segment as well.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our third quarter ended September 30, 2025.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July
July 1, 2025 through July 31, 2025	—	$—	—	3,065,369
August
August 1, 2025 through August 31, 2025	—	—	—	3,065,369
September
September 1, 2025 through September 30, 2025	296,903	67.36	296,903	2,768,466
Total	296,903	$67.36	296,903

(1)Our stock repurchase program, which was approved by our Board of Directors and publicly announced on July 24, 2024, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. We repurchased a total of 296,903 shares during the periods indicated above under this program and 2,768,466 shares remained available to repurchase as of September 30, 2025. Our stock repurchase program has no expiration date and may be terminated by our Board of Directors at any time.

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

ITEM 5.     OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

4.1

Indenture (including form of 6.625% Senior Notes due 2033), dated as of September 17, 2025, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2025 (File No. 001-36491)).

4.2	Form of 6.625% Senior Notes due 2033 (incorporated by reference to Exhibit 4.2 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2025 (File No. 001-36491)).
10.1

Purchase Agreement, dated September 3, 2025, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on September 4, 2025 (File No. 001-36491)).

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

Century Communities, Inc.

Date: October 22, 2025	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman
(Co-Principal Executive Officer)

Date: October 22, 2025	By:	/s/ Robert J. Francescon
Robert J. Francescon
Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: October 22, 2025	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial and Accounting Officer)