Form 10-K
period 2025-12-31
Century Communities, Inc.
filed 2026-01-29
CIK 1576940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-K

_______________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 was approximately $1.5 billion based on the closing price of $56.32 per share as reported on the New York Stock Exchange on June 30, 2025.

As of January 23, 2026, the registrant had 29,050,515 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

CENTURY COMMUNITIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

The forward-looking statements included in this Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties, including, among others:

•economic changes, including changes in interest rates and the resulting impact on the accessibility and cost of mortgage loans to homebuyers, persistent inflation, and decreased consumer confidence and employment levels, including those precipitated by geopolitical conflicts and political conditions;

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

•availability of qualified personnel and contractors and our ability to obtain additional or retain existing key personnel and contractor relationships; and

•delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

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

•availability, terms and deployment of our capital, including our ability to continue to pay dividends and make stock repurchases; and

•our leverage, debt service obligations and exposure to changes in interest rates and our ability to obtain additional or refinance our existing debt when needed or on favorable terms.

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

Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the limited ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios, centralized locations and the internet, and generally provides no option or upgrade selections.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our Century Living segment is engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 10,387 new homes delivered during 2025, approximately 94% of homes delivered had purchase prices below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

We are one of the largest homebuilders in the United States and our common shares trade on the New York Stock Exchange under the symbol “CCS.” Since our initial public offering in 2014, we have expanded geographically through the acquisitions of other homebuilders and organic entrance into new markets.

As of December 31, 2025, we operated in the 16 states and over 45 markets depicted below:

We operate within the following reportable segments for our homebuilding operations:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, and South Carolina)

Our other reportable segments include:

•Financial Services, which provides mortgage, title, insurance brokerage, and escrow services to our homebuyers.

•Century Living, which is engaged in the development, construction, management, and sales of multi-family rental properties. Beginning in the first quarter of 2025, we have separately reported our Century Living segment as a reportable segment, which was previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations.

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

During the year ended December 31, 2025, we delivered 10,792 residential units, comprised of 10,387 new homes, 105 previously leased rental homes, and 300 multi-family units delivered through our Century Living business. Our new home sale deliveries by segment as of December 31, 2025 is outlined below:

Homebuilding Operations

Strategy

Our strategy is focused on providing strong, risk-adjusted returns on stockholders’ equity and inventory, while positioning ourselves for growth in improved market cycles. In general, we are focused on the following:

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

•Maintaining a strong pipeline of future land holdings, including favoring lot option contracts to optimize returns and manage our risk to land holdings;

•Increasing our market share within our existing markets through organic growth and/or acquisitions of other homebuilders already operating in the market; and

•Providing financing and other incentives to meet affordability and facilitate our customer’s home purchase.

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

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe we are well-positioned to benefit from the favorable demographics that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings, which both span the home buying segment and focus on affordable price points, our efficiencies in direct construction costs and cycle times, and our current and future inventories of attractive land positions.

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

We strive to strategically manage our lot pipeline, while selectively reducing our lot pipeline by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to market conditions as they develop. During the year ended December 31, 2025, we reduced our lot pipeline by terminating certain contracts in our markets that no longer met our investment criteria resulting in a charge of $11.2 million recorded as other expense included in our consolidated statements of operations. Our owned and under control lot position was 60,916 as of December 31, 2025, of which 57.1% were owned and 42.9% were controlled through option contracts, a decrease from 80,632 as of December 31, 2024. Our owned and controlled lot position by segment as of December 31, 2025 is outlined below.

Design and construction

We engage architects, engineers and other professionals in connection with the home design process who are familiar with local market preferences, constraints, conditions and requirements, and we generally own the architectural design rights to our home plans. We serve as the general contractor, with all construction work typically performed by subcontractors. While we maintain long-standing relationships with many of our subcontractors and design professionals, we typically do not enter into long-term contractual commitments with them and as a result may be subject to shortages of qualified and skilled labor. Our local personnel leverage a national architecture plan library, which allows for cost efficiency and value engineered planning and consistency while providing the ability for local and regional customization.

When constructing homes, we use various construction materials and components including lumber, steel and concrete. It typically takes us three to four months to construct a home. While we attempt to contract for all input costs of the home at the start of construction, it is not always possible to do so. In those instances, labor and materials are subject to price fluctuations during the construction period. Such price fluctuations are caused by several factors, including seasonal variation in availability and demand for labor and materials. We may experience shortages in the availability of materials and/or labor in each of our markets and these shortages and delays may result in delays in the delivery of homes under construction, and/or reduced gross margins from home sales. During the year ended December 31, 2025, cycle times were in the three- to four-month timeframe.

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

We sell our homes through our own sales representatives who often work with our homebuyer’s independent real estate broker. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Additionally, we provide the ability for our customers to purchase homes directly on our website. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, and tours of model homes where available. Sales personnel are trained by us and generally have had prior experience selling new or resale homes in the local market.

We advertise directly to potential homebuyers through the internet and digital marketing, and marketing brochures. We may also use billboards and other signage along with and our website to market the location, price range and availability of our homes. We also attempt to operate in conspicuously located areas that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by creating an attractive atmosphere and assisting the customer in visualizing the livability of our floor plans.

Homebuilding marketing and sales process – Century Complete brand

Our Century Complete brand primarily sells affordable homes to entry-level buyers through our own sales representatives located in centralized and retail locations which we refer to as studios, as opposed to model homes; however, model and vignetted homes are used in certain instances. We lease our studios within strip malls or other high traffic retail centers, located centrally to our homes under construction. Our studios are generally leased for an average period of three years and average approximately 1,775 square feet. We also sell homes directly through our Century Complete website and utilize the services of independent real estate brokers in many cases. Our Century Complete brand aims to provide our customers with “More Home, Less Money®.”

Our Century Complete brand often competes with resales as well as other new home builders within the submarkets in which we operate. We are often able to offer a new home offering to our customers at prices that are lower than resale and other new home offerings. Our goal is to be the price leader through, among other factors, providing a limited number of floor plans, with no options or upgrades offered. Our advertising and marketing efforts are focused on cost effective means of reaching potential customers including centralized digital marketing, and direct outreach to independent real estate brokers. We leverage our studios, advertising and marketing efforts to generate homebuyer leads, which are then actively pursued by our sales associates.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes approximately three to four months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home starts convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of our cash receipts from home deliveries occurs during the second half of the year. This seasonality pattern may be affected by volatility in the homebuilding industry, supply chain challenges, subcontractor and labor shortages, and changes in demand for our homes.

Financial Services Operations

We offer home financing primarily for our customers through our wholly owned subsidiary, Inspire Home Loans Inc. (which we refer to as “Inspire”). Inspire is an approved seller/servicer of loans for Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Government National Mortgage Association (“Ginnie Mae”), FHA, Department of Veterans Affairs-guaranteed (“VA”), and U.S. Department of Agriculture (“USDA”) mortgages (which we refer to collectively as the “government sponsored entities”). We also offer title, homeowners insurance, and escrow services through our wholly owned subsidiaries, Parkway Title, LLC (which we refer to as “Parkway”), IHL Home Insurance Agency, LLC (which we refer to as “IHL Insurance”), and IHL Escrow Inc. (which we refer to as “IHL Escrow”) respectively. These operations, along with Inspire, collectively comprise our Financial Services operating segment. We believe that our customers’ use of Inspire, Parkway, IHL Insurance, and IHL Escrow provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers, while also helping us align the timing of the house construction process with our customers’ financing, title, insurance, and escrow needs.

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

Inspire sells substantially all of the loans it originates, either as loans with servicing rights released, or with servicing rights retained, in the secondary mortgage market within a short period of time after origination, generally within 30 days. Inspire primarily finances these loans using its third-party mortgage repurchase facilities. This strategy results in owning the loans for only a short period of time. After the loans are sold, Inspire may be responsible for potential losses associated with mortgage loans originated and sold in the event of errors or omissions relating to customary industry-standard representations and warranties made by Inspire that the loans met certain requirements. Representations include underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loans.

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

Recognizing the importance of our human capital, our Board of Directors, through the Compensation Committee, retains direct oversight of our human capital and oversees and reviews our culture and policies and strategies related to human capital management, including with respect to workplace culture initiatives, pay equity, talent, recruitment and development, performance management and employee engagement.

In 2025, we were named to Newsweek’s list of Most Trustworthy Companies in America for the third year in a row, and we were also recognized as one of the 2025 Best Companies to Work For by U.S. News & World Report.

Employees

The total number of employees as of December 31, 2025 was 1,660, which includes 227 employees related to our Financial Services segment and 1,433 employees related to our corporate and homebuilding operations. Our headcount decreased by approximately 11.4% compared to December 31, 2024 due to a reduction in our corporate, homebuilding operations, and financial services employees amidst softened demand and slowing homebuilding market conditions in 2025. Within our homebuilding operations, the majority of our employees are related to our construction and sales functions, which totaled 373 and 484 employees, respectively, as of December 31, 2025. We do not have collective bargaining agreements relating to any of our employees, and we have not experienced any strikes or work stoppages. However, we subcontract many phases of our homebuilding operations and some of the subcontractors we use may have employees who are represented by labor unions.

Our Executive Chairman, our Chief Executive Officer, and our Chief Financial Officer, who, along with our Board of Directors, are responsible for setting our overall strategy, average over 20 years with us, and have extensive experience in the homebuilding industry. Our Executive Chairman and Chief Executive Officer are also the founders of the Company. Our leadership team’s long service history provides consistency in managing our business and helps reinforce and sustain our Company culture through all levels of the organization.

Employee compensation and benefits

Our employees are critical to our continued success and execution of our strategic priorities. We understand that our ultimate success and ability to compete are significantly dependent on how well we attract, promote, and retain qualified employees with the expertise needed to manage and support our operations. To attract and retain top talent in the industry, we offer our employees pay and benefits packages, which we believe are competitive with others throughout our industry, as well as within the local markets in which we operate. Compensation packages for our employees generally include competitive base pay and the opportunity to receive periodic bonus payments which are tied to individual employee performance and often times the achievement of operational performance targets. These operational performance targets vary by year and may vary based on local market conditions. Additionally, for certain employees critical to the management of our operations, we provide long-term incentive compensation, in the form of restricted stock units, which typically vest over a three-year period. We believe this compensation structure provides our employees with competitive pay and aligns individual performance with our success.

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

Equal opportunity, workplace culture, and ethics

Our commitment to equal opportunity does not begin with employment; it begins at the time a position becomes open. We and any recruiting agencies that we use commit to equal opportunity recruiting. We also aim to create a working environment and culture where all employees are treated equally and with dignity and respect and are empowered to reach their full potential. Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind. Employees may anonymously report any suspected violations to our web-based reporting system or Corporate Compliance Line. We also maintain an anti-retaliation policy such that any employee who reports a concern in good faith is protected from harassment, retaliation, or adverse employment consequences.

Vendors and suppliers

At Century, we aim to conduct our business operations at the highest level of ethical standards. We expect our vendors – including business partners, suppliers and trade partners – to understand and act in accordance with applicable laws, rules and regulations, as well as to abide by our workplace policy standards. This includes, among other policies, our Code of Business Conduct and Ethics Policy Statement, our Human Rights Policy Statement, and our Commitment to Workplace Health & Safety Statement.

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

Health and safety

The philosophy we uphold at Century every day is simple: “No one gets hurt. Everyone goes home to build another day.” We are committed to workplace health and safety, as outlined in our Labor Rights Policy. Our safety program is supported by a strong corporate structure, led by a Senior Director of National Safety who provides centralized administrative oversight, establishes audit guidelines, and conducts internal audits. Each division appoints Division Safety Officers who are extensively trained in hazard identification, abatement protocols, and incident reporting to ensure compliance with OSHA standards. Construction Managers are required to complete Daily Site Safety Reports using a nationally recognized platform, while third-party safety professionals conduct comprehensive monthly inspections to reinforce safe practices. To further strengthen our safety culture, we provided webinars, classroom sessions, on-site field forums, trade toolbox talks, and one-on-one mentoring with third-party auditors. Additionally, all subcontractors must maintain active safety programs prior to engagement. During 2025, the recordable injury rate for our direct employees was 0.68%, and we continued our focus on safety awareness, continuous improvement initiatives, and the strengthening of preventive safety measures across our operations, including expanded safety training and platforms and increased leadership involvement in the field.

Community support and engagement

As a leading homebuilder with a presence in 16 states and over 45 markets, we play an important role in helping to solve the shortage of housing, especially affordable housing, that exists today in the United States. We are not only dedicated to building sustainable and affordable new homes, but we also believe it is important to support the communities in which we live and operate by donating both our time and additional resources. We maintain the Century Communities Foundation, a 501(c)(3) nonprofit, to support our local teams at the corporate level with their initiatives and to make contributions at both national and local levels. The Century Communities Foundation is controlled by a board that is fully comprised of our employees, including our Executive Chairman and our Chief Executive Officer. To further expand on our community engagement, we utilize an online system where our employees can identify volunteer opportunities, track hours spent volunteering, and make donations.

Century corporate responsibility report

More information regarding our human capital programs and initiatives can be found in our Corporate Responsibility Report. Our Corporate Responsibility Report is available under the “Investors-Corporate Responsibility” section of our website located at www.centurycommunities.com. Information on our website, including the Corporate Responsibility Report, is not incorporated by reference in or otherwise considered a part of this Annual Report on Form 10-K.

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

ITEM 1A.RISK FACTORS

Our business, operating results, financial condition, stock price, and future prospects are subject to risks and uncertainties. The risks described below are not the only ones we face. Additional risks, including those not currently known or considered immaterial, could materially and adversely affect our business, operating results, and financial condition. This section contains “forward-looking statements” and should be read together with the “Cautionary Note about Forward-Looking Statements” section and the rest of this Form 10-K. The summary below is not complete and should be read together with the risk factors that follow.

Summary

Risks Related to our Homebuilding Business and Industry

•Fluctuations in the demand for our homes may continue to materially affect our business, operating results, and financial condition.

•Adverse changes in general economic conditions, including in particular inflation, interest rates, and employment rates, may continue to reduce the demand for our homes and, as a result, continue to have a material adverse effect on our business, operating results, and financial condition.

•Since many of our homebuyers require mortgage financing, the sale of our homes is dependent upon the availability of affordable mortgage financing.

•Our success depends upon our ability to successfully identify and acquire desirable land and lots at reasonable prices, manage our land and lot inventory, develop our communities within expected timeframes and budgets, and adapt to changing home buying patterns and trends, population growth rates, and other demographics.

•Our geographic concentration exposes us to localized economic, regulatory, and environmental risks.

•We face risks regarding utility, resource, raw material, and building supply shortages and price fluctuations.

•Our homebuilding operations expose us to product liability, warranty, personal injury, environmental, and other liability risks, which may not be covered by or may exceed our insurance or contractual protections, and harm our reputation.

•Adverse weather and geological conditions could increase costs, delay projects, and reduce housing demand.

•Poor relations with our communities or other negative publicity could harm our business and reputation.

•The homebuilding industry is cyclical, seasonal, and competitive.

•A significant portion of our historical growth is due to acquisitions, which may not continue.

Risk Related to Our Multi-Family Rental Business

•Our multi-family rental business, which is relatively new for us, is subject to many of the same risks associated with our core homebuilding business, as well as other additional risks, and may not be successful.

Risk Related to Our Financial Services Business

•Our home sales depend on our Financial Services business and our ability to originate loans and resell them into the secondary market. This business subjects us to additional risks and is competitive.

Risks Related to Human Capital Management

•Our failure to identify, recruit, retain, and develop highly skilled and competent personnel and contractors may adversely affect our standards of service and business.

•We rely heavily on contractors, which exposes us to additional risks, and labor shortages, costs, or disruptions could cause project delays or increased costs.

Risks Related to Governmental, Regulatory, Legal and Compliance Matters

•Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses, or limit our homebuilding or other activities.

•We are subject to various laws and regulations, which may increase our costs and potential liability.

Risks Related to Our Indebtedness and Liquidity

•Our business is capital-intensive and any difficulty in obtaining capital or refinancing our indebtedness, or the cost thereof, could impair our business and operating results.

•We have substantial indebtedness, which restricts our operations and could adversely affect our business.

Risks Related to Tax Policies and Regulation

•Tax policies and regulation, including with respect to tax benefits associated with homeownership or increases in property, sales, and other taxes, may adversely affect our operating results.

Risks Related to Ownership of our Common Stock

•Our stock price can be volatile especially if we miss our guidance or fail to meet analyst expectations.

•We cannot assure you we will continue to pay quarterly cash dividends at the current rate.

•We have anti-takeover mechanisms that may discourage acquisition proposals.

•Insider ownership and family relationships amongst our management may raise conflicts of interest.

General Risk Factors

•We are subject to several other general risks, including without limitation, IT failures or data security breaches; the rise of artificial intelligence; and the possibility of becoming a target of activist investors.

Risks Related to our Homebuilding Business and Industry

Fluctuations in the demand for our homes may continue to materially affect our business, operating results, and financial condition.

Demand for our homes fluctuates, often due to factors beyond our control, including interest rates and Federal Reserve policy; inflation; consumer confidence and spending; employment levels; economic conditions; conditions in the financial, credit and mortgage markets; availability, cost and terms of mortgage financing; lending standards and regulatory requirements; availability and prices of new and existing homes; competition; demographic trends; changing consumer preferences; tariffs and geopolitical uncertainty; and other factors described in this Form 10-K and our other SEC filings. A decline in consumer confidence, economic uncertainty, and continued elevated interest rates contributed to reduced demand for our homes in 2025 compared to the prior year, adversely affecting our 2025 operating results, and this trend could continue in 2026 and beyond. Since demand for our homes is highly sensitive to factors beyond our control, any of these factors could materially and adversely affect our business, operating results, and financial condition. In a housing market downturn, reduced demand typically adversely affects our revenues and operating results and may result in inventory impairments and other write-offs, significant gross margin compression, and reduced profitability. At any particular time, we cannot accurately predict whether housing market conditions will improve, deteriorate, or continue as they exist at that time.

Adverse changes in general economic conditions may continue to reduce the demand for our homes and, as a result, continue to have a material adverse effect on our business, operating results, and financial condition.

The residential homebuilding industry is cyclical and highly sensitive to local, national and global economic conditions, including:

•consumer confidence, employment levels, job growth, spending levels, wage and personal income growth, personal indebtedness levels, and household debt-to-income levels of potential homebuyers;

•the availability, terms and cost of financing for homebuyers or restrictive mortgage standards, including private and federal mortgage financing programs, and governmental regulation of lending practices;

•U.S. and global financial system and credit markets, including short- and long-term interest rates and inflation, bank failures, and any effects from potential U.S. government shutdowns or defaults;

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

•competition from other real estate investors with capital, including other real estate operating companies and developers, institutional investment funds, and companies focused on single-family rentals;

•the supply of new or existing homes, including foreclosures, and other housing alternatives, such as apartments and other residential rental property, and the aging of existing housing inventory; and

•real estate taxes and federal and state income tax provisions, including provisions for the deduction of mortgage interest payments.

These factors and others have in the past, and may in the future, reduce demand for and pricing of our homes, increase cancellations and our use of selling incentives, and put downward pressure on our margins and the value of our inventory, potentially leading to inventory impairments and otherwise materially adversely affecting our business, operating results, financial condition, and prospects. In 2025, reduced consumer confidence, tariff-related economic uncertainty, inflation, and recessionary concerns reduced demand for our homes compared to the prior year and negatively impacted our operating results. If these conditions persist, the homebuilding market could experience a prolonged downturn, adversely affecting our business and operating results for multiple years. We cannot predict whether market or economic conditions will improve, deteriorate or remain unchanged at any given time.

Additionally, many homebuyers must sell existing homes to purchase new ones. Difficulties in doing so, due to weak economic conditions, elevated interest rates, oversupply of homes, restrictive lending standards, or other factors may reduce our home sales, increase cancellations, or force us to lower our prices or offer additional incentives thereby harming our operating results. Because we carry a significant number of spec homes, adverse conditions could require rapid price reductions and use of incentives to avoid excess inventory, further adversely affecting our operating results and financial condition.

Since many of our homebuyers require mortgage financing, the sale of our homes is dependent upon the availability of affordable mortgage financing.

Our home sales depend on homebuyers’ ability to obtain affordable mortgage financing. Reduced mortgage availability, tighter lending standards, or higher interest rates or other costs, particularly for first-time homebuyers, which is an important customer segment for us, could significantly reduce demand for our homes and negatively impact our business and operating results. Since the federal government plays a significant role in the mortgage market through Fannie Mae, Freddie Mac, the FHA and the VA, changes to these programs, such as stricter underwriting standards, higher insurance premiums, lower loan limits, or potential restructuring, privatization or elimination of Fannie Mae or Freddie Mac, could reduce liquidity in the mortgage market and limit the availability or increase the cost of long-term, fixed-rate loans. Any such changes could adversely affect interest rates, mortgage availability, and our home sales. Past periods of mortgage-market instability have shown that tightened credit standards, reduced investor appetite for mortgage-backed securities, and the elimination of certain loan products can materially reduce the pool of qualified buyers, especially first-time and move-up purchasers. Similar conditions in the future, including changes to federal programs or tax policies, could again depress demand for our homes. Additionally, since many homebuyers must sell existing homes to purchase new ones, limited mortgage financing or higher costs for could delay or prevent closings, adversely affecting our business and operating results.

Interest rate increases have adversely affected and could continue to adversely affect our revenues and other operating results.

Many of our homebuyers rely on mortgage financing, often through our Financial Services business. Historically low mortgage rates from 2020–2022 made the homes we sold more affordable, but rates have risen sharply since 2022 and remained high through 2025, reducing homeowner purchasing power and demand for our homes. Higher interest rates also typically decrease homebuyer confidence and hinder our ability to realize our backlog since our home purchase contracts typically provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts if they cannot obtain adequate financing. As a result, rising interest rates typically adversely affect our home sales and mortgage originations. In addition, monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels, or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events in the past have and in the future could hurt the U.S. economy and the housing market, and in turn, adversely affect our operating results. In response to interest rate volatility and to maintain sales momentum, we have offered and may continue to offer increased incentives across our communities, such as discounts and financing promotions, which negatively impact our homebuilding margins.

Inflation has adversely affected and could continue to adversely affect our operating results.

Inflation increases our costs for land, materials, labor, and capital. If we cannot raise home prices enough to offset these higher costs, due to affordability constraints, competitive market conditions, sales prices being set months before delivery, or otherwise, our margins and other operating results could be adversely affected. Inflation is also often accompanied by higher interest rates, which can reduce housing demand. In addition, the announcements and implementation of widespread tariffs by the current U.S. Presidential Administration and retaliatory tariffs imposed in response thereto have resulted in and could continue to result in an inflationary environment having similar adverse effects. Future actions by the government to stimulate the economy may further increase the risk of inflation, which may have an adverse impact on our business and operating results. Inflation also reduces the purchasing power of our cash and increases our financing costs.

Employment rates affect home demand and loan delinquencies potentially adversely affecting our operating results.

People who are not employed, are underemployed, or are concerned about the loss of their jobs are less likely to purchase new homes, may be forced to try to sell their existing homes, or may face difficulties in making required mortgage payments. Therefore, an increase in unemployment or underemployment may lead to an increase in loan delinquencies and have an adverse impact on our business by both reducing the demand for our homes and increasing the supply of homes for sale, which also would adversely affect our Financial Services business, since it is dependent upon sales of our homes. In addition, an increase in unemployment or underemployment may result in increased default rates on mortgage loans we originated, which could expose us to repurchase obligations or other liabilities, reduce our ability to sell or finance the loans we originate or on less favorable terms, lead us to impose stricter loan qualification standards, or result in us no longer being able to offer financing terms that are attractive to potential buyers, all of which would adversely affect our business and operating results.

Home cancellation rates have adversely affected and could continue to adversely affect our operating results.

Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. The cancellation of these contracts by homebuyers negatively impacts the number of closed homes, net new home orders, home sales revenue, and our other operating results. An increase in cancellation rates will negatively impact our operating results and could lead to imprecise estimates related to our home deliveries and potentially inventory impairments. While cancellation rates during 2025 were below our historical range, significant cancellations in the past have had and in the future could again have a material adverse effect on our operating results as a result of lost revenue and the accumulation of unsold housing inventory. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, the inability of homebuilders to sell their existing homes or obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions.

Our long-term growth depends upon our ability to successfully identify and acquire desirable land lots at reasonable prices for residential build-out.

Our future growth depends upon our ability to successfully identify and acquire attractive land lots for development of our homes at reasonable prices and with terms that meet our underwriting criteria. Availability of new lots may be limited by, among other factors, market conditions, competition, financing constraints, zoning and environmental restrictions, or sellers refusing to sell lots at reasonable prices or honor option contracts. There can be no assurance that an adequate supply of homebuilding lots will continue to be available to us on terms similar to those available in the past. We strategically balance our land inventory between owned and controlled lots. Our use of controlled as opposed to owned lots substantially reduces our investment in land. However, if landowners who are parties to the options or contracts, possibly including land banks, were to refuse to honor them, we could lose access to land at the time we want to use it in our homebuilding activities. A shortage of suitable land or an inability to secure lots on favorable terms could restrict our ability to start new projects, reduce our home sales revenue, and otherwise negatively impact our operating results.

We face substantial inherent and other risks with respect to our land and lot inventory, which could adversely affect our operating results, as could our failure to manage our land acquisition, inventories, and development and construction processes.

We own a significant amount of undeveloped land, buildable lots, and housing inventories, the value of which can fluctuate significantly due to, among other factors, changes in market conditions, economic trends, regulatory requirements, and interest or inflation rates. If housing demand falls below our expectations, we may be unable to recover our costs, resulting in lower margins or impairment losses. Our inventory carrying costs can be significant, especially if we must hold on to our land and lots longer than we planned. In declining markets, we may forgo deposits and pre-acquisition costs on option agreements or sell land or homes at a loss. While we regularly review and manage our inventory, adverse market conditions could require us to write down our land and lot values, reduce asset values on our consolidated balance sheet, and otherwise materially impact our operating results and financial condition.

In addition, we purchase a significant amount of land, lots, and inventories each year and therefore are dependent on our ability to process a large number of transactions (which include, among other things, evaluating the lot purchase, designing the layout of the development, sourcing materials and subcontractors, and managing contractual commitments) efficiently and accurately. Employee errors, failure to comply with regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, inabilities to obtain desired approvals and entitlements, cost overruns, equipment failures, natural disasters, or the failure of external systems, including those of our suppliers or counterparties, could result in operational losses that could adversely affect our business, operating results, and financial condition, as well as harm our relationships with customers.

Our inability to develop our communities successfully and within expected timeframes and budgets could harm our operating results.

Before a community generates any revenues, significant time and material expenditures are required to acquire land, obtain development approvals, and construct significant portions of project infrastructure, amenities, model homes, and sales facilities. Our land option contracts often include provisions under which delays in land development and/or longer land takedown periods cause us to incur additional costs. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Cost increases and delays in the development of communities, including increased costs and delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market our communities successfully, especially in our more recent or new markets where it may be more difficult to do so, and to generate positive cash flow from these operations in a timely manner, could have a material adverse effect on our business, operating results, and financial condition. In addition, higher than expected absorption rates in our communities may result in lower than expected inventory levels until the development for replacement communities is completed.

Our future success depends upon our ability to adapt our business strategy to changing home buying patterns and trends.

Changing home buying patterns and trends could materially affect demand for our homes and our operating results. Our strategy focuses on offering more affordable housing options in our markets. We believe that due to anticipated generational shifts, changing demographics, and other factors, the demand for more entry-level and affordable homes will continue to increase. Our Century Complete brand targets first-time homebuyers through an asset-light model with limited customization. We also have shifted our Century Communities brand toward more affordable price points. No assurance can be provided that our current business strategy to focus on more affordable homes will be effective or that we will successfully anticipate and react to future changing home buying patterns and trends, which may include higher levels of single-family rental demand. In addition, if demand for new homes increases as a result of changing home buying patterns and trends or otherwise, the risk of shortages and cost increases in residential lots, labor, and materials available to the homebuilding industry also will likely increase.

Our geographic concentration exposes us to localized economic, regulatory, and environmental risks.

Because we operate in selected markets across 16 states, our operating results are heavily influenced by regional economic conditions, industry-specific downturns, and local events. Prolonged weakness in any of these markets, or in industries important to them, could weaken housing demand in that market and adversely affect our business, operating results, and financial condition. For example, if the oil and gas industry is negatively impacted by declining commodity prices, climate change, legislation, or other factors, it could result in reduced demand for our homes in Texas. Our West Coast communities face restrictive regulations and environmental laws, and in states like Arizona, California, Colorado, Florida, North Carolina, and Texas, insurers have limited coverage or raised premiums due to natural disasters, making homeowners’ insurance less available or affordable. Because mortgage financing requires adequate insurance, this can reduce qualified homebuyers and home sales. In addition, local infrastructure constraints, such as limited school, road, or utility capacity, may restrict our ability to obtain permits for new development. Although our operations are geographically diversified, a sustained downturn or adverse event in one of our key markets could materially affect our business, operating results, and financial condition, and impact us more significantly than larger homebuilders with broader national footprints.

Utility and resource shortages or rate fluctuations could adversely affect our business and operating results.

Some of our markets, particularly in the Western United States, have experienced shortages of electricity, water, and other resources. Resource constraints may limit regulatory approvals for new developments, increase permit costs, impose stricter efficiency or landscaping requirements, or result in fines and higher utility rates, all of which can raise the cost of homebuilding and home ownership. Utility and resource cost fluctuations, which can be exacerbated by inflation, weather, or supply chain disruptions, also can delay construction, increase development costs, and negatively impact regional economies, potentially reducing demand for our homes and adversely affecting our operating results.

Raw material and building supply shortages or price fluctuations could increase construction costs and delay home deliveries, adversely affecting our operating results.

The homebuilding industry is subject to shortages and price volatility for key materials, such as lumber, steel, concrete, and drywall, as well as petroleum products used in transportation and construction. Shortages can be amplified during periods of strong housing demand, after natural disasters, or due to trade regulations, tariffs, inflation, or geopolitical events. These conditions can delay community development and increase construction costs. We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts and may not be able to sufficiently increase the price of our homes remaining to be sold due to affordability concerns or otherwise. Sustained cost increases may negatively affect our margins and other operating results, and also could impact the regional economies in which we operate and reduce demand for our homes.

Our homebuilding operations expose us to significant product liability, warranty, personal injury, environmental, and other liability risks, that may not be fully covered by or exceed our insurance or contractual protections, and also could harm our reputation.

As a homebuilder, we routinely face warranty and construction defect claims, some of which could be significant and arise long after completion. Defects in our homes or developments could lead to substantial liabilities. While we maintain insurance, seek subcontractor indemnities, and establish warranty and other reserves, these protections may not fully cover future claims. Indemnities can be hard to enforce, insurance may have exclusions or limits, and coverage for construction defects has become more costly and restricted. If we cannot recover from subcontractors or insurers, our losses may increase. Unexpected costs related to construction defects or sub-surface conditions arising on a development project could materially affect our business, operating results, and reputation.

We also may incur property damage, personal liability, environmental, and other liabilities that are uninsured, underinsured, or uninsurable. Such losses could result in the loss of invested capital, lost income, repair or remediation obligations, and continued liability for debt or other obligations related to the affected property. For example, we have faced, and in the future may face, claims related to indoor exposure to toxic mold, which can cause health effects, including allergic reactions. Mold can grow on many common building materials when moisture is present, and it is impossible to eliminate all mold or mold spores indoors. If mold or other airborne contaminants are found in our homes, we need to undertake costly remediation, and impaired indoor air quality could result in liability for property damage or personal injury and harm our reputation. Additionally, homebuilding sites are inherently hazardous, exposing us to health and safety risks. Failures in health and safety performance could lead to regulatory penalties, costly incidents, and negative publicity, which could adversely affect our reputation, home sales, regulatory relationships, and ability to secure new business, potentially impacting our operating results and financial condition. Insurance covering these risks may be unavailable, or we may be unable to obtain, in sufficient amounts or at acceptable costs.

Adverse weather and geological conditions could increase costs, delay projects, and reduce housing demand, which could adversely affect our business and operating results.

Significant weather conditions and natural disasters in the geographic areas where we operate, which could increase or be more severe due to climate change, could damage or delay projects, increase costs, and reduce housing demand. Extreme weather conditions and natural disasters also could disrupt or cause shortages in labor or materials, which also could increase costs and delay projects. Some of the locations in which we operate, including in particular Colorado, Texas, Nevada and coastal areas, present increased risks of adverse weather or natural disasters, such as wildfires, earthquakes, hurricanes and coastal flooding, and soil subsidence, which could adversely affect our home sales. While we maintain insurance, our policies may not fully cover losses resulting from these events or related business interruptions, and a significant uninsured loss could materially and adversely affect our business, operating results, and financial condition.

Poor relations with the residents of our communities or other negative publicity could negatively impact our operating results and stock price.

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities and any unsatisfactory efforts by us to resolve these issues or disputes could adversely affect our sales or reputation or cause us to incur material expenditures, which could adversely affect our operating results. In addition, other unfavorable publicity or analyst or other reports related to us, our industry, or Company brands, marketing, personnel, operations, business performance, or prospects may adversely affect our business, operating results, and financial condition, as well as our stock price, despite their accuracy or inaccuracy.

We face significant competition in the homebuilding industry and may be unable to compete effectively.

The homebuilding industry is highly competitive, with relatively low barriers to entry. We compete with national, regional, and local homebuilders for customers, land, financing, labor, and materials. Many competitors are larger, more geographically diversified, financially stronger, and have established relationships with subcontractors and suppliers, enabling them to operate more efficiently, absorb higher costs, and withstand economic fluctuations. As we expand into new markets, we face established competitors and may lack the relationships and reputations we have in our legacy markets. Industry consolidation could increase pricing pressure and the cost of land, labor, and materials. We also compete with sellers of existing homes, foreclosures, and single-family rental properties, which may reduce demand for our homes and adversely affect our revenue and margins.

Our quarterly operating results may fluctuate because of the seasonal nature of our business and other factors; and, accordingly, our historical performance may not predict our future results.

Our quarterly home sales, earnings and other operating results may fluctuate due to seasonality and other factors. For example, more home sale contracts are signed during the spring and summer months. Weather-related problems, typically in the fall, late winter, and early spring, may delay housing starts or closings, thereby increasing our costs and reducing our profitability. Natural disasters such as hurricanes, floods, and fires also may disrupt development and increase our costs, which we may not be able to recover through higher home sale prices. In addition, home deliveries may be staggered over different periods of the year and concentrated in particular quarters. Other factors that may lead to fluctuations in our quarterly operating results include, without limitation:

•the timing of home closings and land sales;

•changes in demand for our homes;

•our ability to continue to acquire land or secure option contracts to acquire land on acceptable terms;

•the number of active selling communities and timing of new community openings and close-outs;

•conditions in the real estate markets where we operate, the homebuilding industry, and general economy;

•inventory impairments or other material write-downs or charges;

•raw material and subcontractor and labor shortages; and

•other changes in operating expenses, including the cost of personnel, labor and raw materials, and general economic conditions.

A significant portion of our historical growth has been due to our prior acquisitions, and we may not be able to continue to grow through acquisitions. In addition, acquisitions, as well as other investments, involve risk.

A significant portion of our historical growth has been due in part to our prior acquisitions and we intend to continue to explore future acquisitions of, or significant investments in, land and businesses that support our growth objectives. Since 2013, we have made nine acquisitions, including two in 2024. We cannot assure you that we will continue to identify attractive acquisition targets and consummate acquisitions. Acquisitions and investments involve risks, such as:

•difficulties in assimilating the acquired operations, land and personnel;

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

•impairment of existing relationships with employees, contractors, suppliers, and customers as a result of the integration of new management personnel and cost-saving initiatives;

•adverse impact on profitability if our expanded operations do not achieve anticipated financial results and due to the effect of any required step-up to the historical basis of an acquired home;

•reallocation of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other investment costs, which could in turn restrict our ability to access additional capital when needed or pursue other elements of our business strategy;

•inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture, and an inability to recover or manage such liabilities and costs;

•incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges; and

•write-off of significant amounts of goodwill or other assets as a result of deterioration in the performance of an acquired business, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business, or other circumstances.

We cannot guarantee that we will be able to successfully integrate any company or business that we may acquire in the future, and our failure to do so could harm our business. In addition, we may not realize the anticipated benefits of an acquisition at all or within a reasonable time period and there may be other unanticipated or unidentified effects. While we try and seek protection, for example, through warranties and indemnities, significant liabilities may not be identified during the due diligence investigation or may come to light after the expiry of warranty or indemnity periods. Additionally, while we try and seek to limit our ongoing exposure, for example, through liability caps, time limits and indemnities, some warranties and indemnities may give rise to unexpected and significant liabilities. Any claims arising in the future may adversely affect our business, operating results, and financial condition.

Risk Related to Our Multi-Family Rental Business

Our multi-family rental business, which is relatively new for us, is subject to many of the same risks as with our core homebuilding business, as well as other additional risks, and we may not be successful in this business.

Our Century Living subsidiary is engaged in the development, construction, management, and sales of multi-family rental properties, currently in Colorado. This business, which is relatively new for us and which we believe leverages and complements our core homebuilding operations, is subject to many of the same risks associated with our homebuilding business. For example, before a multi-family rental unit generates any revenues, we are required to make significant expenditures to acquire land; obtain permits, development approvals and entitlements; and construct the building. To date, we have funded these significant expenditures with additional debt financing, including amounts under our construction loan agreements. However, no assurance can be provided that we will be able to continue to obtain such debt financing or that we will not pursue private equity or joint venture financing, which may not be available on acceptable terms or at all. Like our homebuilding business, demand for our rental apartments is subject to fluctuations and is difficult to predict, often due to factors outside of our control, such as employment levels; consumer confidence and spending; housing demand; availability of financing; interest rates; availability, quality and prices of new homes, rental apartments, and other living arrangements;

and demographic trends, among other factors. Similar to our homebuilding business, if there is a market downturn in the housing industry, our sales and other operating results for our multi-family rental business likely will be adversely affected and we may incur significant inventory impairments and other write-offs. In addition, like our homebuilding business, the multi-family rental business is competitive, especially in light of the numerous large, well-capitalized real estate investment trusts and other vehicles and companies that have entered this business. We compete for tenants with the large supply of already existing or newly built single- and multi-family rental units, as well as with sellers of homes. These competitive conditions could negatively impact our multi-family rental unit occupancy levels and rental rates. These competitive conditions could negatively impact our ability to succeed in this business.

The multi-family rental business is also subject to other risks. For example, the construction cycle for multi-family buildings is generally longer than that of single family homes, which puts us at greater risk of construction delays and changing market conditions that could adversely affect our operating results in this business. It generally takes several years for us to acquire the land and construct, market, and deliver units or lease units in a multi-family building. Completion times vary on a building-by-building basis depending on the complexity of the project, its stage of development when acquired, and the regulatory and community issues involved. As a result of these potential delays in the completion of a multi-family building, we face the risk that demand for housing may decline during this period and we may be forced to sell or lease units at a loss or for prices that generate lower profit margins than we initially anticipated. Furthermore, if construction is delayed, we may face increased costs as a result of inflation or other causes and/or asset carrying costs (including interest on funds used to acquire the land and construct the building). These costs can be significant and adversely affect our operating results. In addition, if values of the building or units decline, we may be required to recognize significant impairments.

Risks Related to Our Financial Services Business

The impairment of our ability to sell mortgages into the secondary market could significantly reduce our ability to sell homes unless we are willing to become a long-term investor in the loans we originate, which is also risky.

Most of the loans we originate in our Financial Services business are from the buyers of our homes. We sell substantially all of the loans we originate in the secondary mortgage market within a short period of time after origination. If we are unable or choose not to sell loans into the secondary mortgage market or directly to Fannie Mae, Freddie Mac, and Ginnie Mae, we may need to curtail our origination of mortgage loans, which could significantly reduce our ability to sell homes, or we would need to commit our own funds to long-term investments in mortgage loans, which, in addition to requiring us to deploy our own capital, could delay home revenues. Since we retain mortgage servicing rights on some of our loan sales, we may have to advance payments to the mortgage-backed securities bondholders if there are insufficient collections to satisfy the required principal and interest remittances of the underlying mortgage-backed securities. Further, the value of our mortgage servicing rights may fluctuate due to, among other factors, interest rate fluctuations, which may adversely impact our operating results.

The financial services market is competitive and we may not compete effectively.

Our Financial Services business competes with insurance agencies, title companies, mortgage lenders, and other financial institutions, including national, regional, and local providers. Some of our competitors have greater access to capital, face fewer regulations or operate under different criteria, and may offer a broader or more attractive range of products and services; and, as a result, we may not be able to compete effectively in this market.

We are subject to various additional risks relating to our Financial Services business.

There are several additional risks associated with our mortgage lending business that differ from our homebuilding and multi-family operations. For example, because we often originate loans for buyers of our homes, a decline in demand for our homes directly impacts this business, our borrower pool is less diverse than that of traditional lenders, increasing the likelihood of correlated defaults; and we may face pressure to relax underwriting standards to close home sales, which could lead to higher default rates and negatively affect our operating results and financial condition.

When we sell the loans we originate, we make customary representations and warranties to purchasers, guarantors and insurers about the loans and the manner in which they were originated, and offer certain indemnities and guaranties to them of which we are responsible. If there are defaults on the loans we originate, we may be required to repurchase or substitute mortgage loans, or indemnify buyers, guarantors or insurers of our loans. If we have significant liabilities with respect to such claims, it could have an adverse effect on our operating results, and possibly our financial condition. Further, if we face a high default rate on the mortgages we originate, we may be unable to sell mortgages or the pricing we receive upon the sale of mortgages may not meet our expectations. Although we maintain reserves for potential losses, actual losses could exceed expectations.

In addition, to help finance our Financial Services business, we maintain separate mortgage warehouse facilities, which indebtedness involves risk as described later in this section. In addition, we utilize forward commitments on mortgage-backed securities, forward commitments, and investor commitments to protect the value of interest rate lock commitments and loans held for sale from fluctuations in mortgage-related interest rates and market pricing. While we often use derivative financial instruments to economically hedge our interest rate exposure from the time a borrower locks a loan until the time the loan is committed, we cannot assure that such hedging activities will be effective or that counterparties under these agreements will honor their obligations thereunder.

Risks Related to Human Capital Management

Our failure to identify, recruit, retain, and develop highly skilled and competent personnel and contractors may adversely affect our standards of service and business.

Our success depends on continuing to identify, recruit, retain and develop key employees and skilled subcontractors. We rely on strong leadership and experienced personnel in management, operations, sales, and customer service. Losing key individuals, including our Executive Chairman and CEO, could be difficult to replace and harm our business, and we do not maintain key person life insurance. Labor shortages in homebuilding, driven by, among other factors, high demand and immigration policies, make attracting and retaining talent challenging. In addition, because we subcontract nearly all our construction work, we depend on the availability and skill of third-party trades people. We lack long-term contracts, and rising homebuilding activity could make securing subcontractors difficult or costly. Entering new markets requires building new subcontractor relationships, which may not occur quickly or efficiently. Any disruption in labor availability or subcontractor relationships or increased costs could adversely affect our business and operating results. Any work stoppages, strikes, or union activity amongst our employees or subcontractors also could disrupt our operations or increase our costs.

Labor shortages, costs, or disruptions could cause project delays and increased costs, which could adversely affect our margins and other operating results and our reliance on subcontractors exposes us to additional risks.

Access to qualified labor and related costs are subject to factors beyond our control, including without limitation:

•shortages of qualified trades people, such as carpenters, roofers, electricians, and plumbers;

•work stoppages resulting from labor disputes;

•changes in laws relating to union organizing activity;

•changes in immigration laws and enforcement and trends in labor force migration; and

•increases in wages and subcontractor and professional services costs.

These issues can cause delays and increase construction costs. Labor shortages can be more severe during periods of strong demand for housing and pricing for labor can be affected by the factors discussed above and other national, regional, and local economic and political factors. We may be unable to recover these increased costs through higher home prices due to market conditions and contractual limits, adversely affecting our margins and operating results.

Our reliance on subcontractors also exposes us to risks such as construction defects, safety issues, and improper practices. These may lead to warranty obligations, legal liabilities, and reputational harm. Costs could exceed reserves, and recovery from subcontractors may be limited. Additionally, regulatory inquiries into subcontractor classifications could result in employment-related liabilities if subcontractor workers are deemed our employees, further impacting our operating results.

Risks Related to the Governmental, Regulatory, Legal, and Compliance Matters

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses, and limit our homebuilding and other activities, which could adversely affect our operating results.

Our operations are subject to extensive local, state, and federal regulations governing land use, building, health and safety, environmental protection, zoning, sales, and mortgage lending. Compliance with these requirements involves significant costs and obtaining numerous approvals, which can be delayed or denied at the discretion of governmental authorities. Restrictive land use regulations, permit moratoriums, and “slow growth” or “no growth” initiatives may limit our ability to develop communities. Municipalities may also restrict access to essential utilities such as water and sewer taps. These actions, along with government shutdowns or slowdowns, can cause delays, increase costs, or prevent us from building in certain markets. Additionally, new energy-efficiency standards—such as HUD’s Energy Efficient Minimum Property Standards effective May 2026—may require design changes, additional approvals, and higher construction costs, which could reduce our margins or increase our home prices, adversely affecting demand for our homes. Certain markets, including California, Washington, and parts of Texas, are particularly impacted by these risks. Legal challenges to our proposed communities by governmental authorities or private parties may also result in delays and increased expenses.

We are also subject to environmental laws governing land use, pollutant discharge, hazardous materials handling, and site remediation. We may be liable for removal or cleanup of hazardous substances on properties we currently or previously owned or leased, regardless of fault. These costs can be substantial and may impair land value or restrict our ability to sell or finance properties. Although we are not aware of material remediation needs, historical contamination has been identified at some past projects, and future claims or liabilities could arise.

Governmental regulation affects not only our homebuilding activities but also our Financial Services operations, which are subject to extensive consumer protection and mortgage lending laws enforced by agencies such as the Consumer Financial Protection Bureau, HUD, FHA, VA, USDA, Fannie Mae, Freddie Mac, and Ginnie Mae. Compliance requires licensing, consumer disclosures, fair lending practices, and adherence to real estate settlement procedures, and subjects us to regular, extensive examinations. Non-compliance could result in fines, penalties, or restrictions on our ability to operate.

Additionally, we are subject to numerous federal, state, and international data protection and privacy laws. Because we collect and store sensitive customer and employee information, any failure of our systems or controls—including employee error, negligence, or misconduct—could result in unauthorized access, disclosure, or misuse of data. Such events could lead to significant costs, regulatory enforcement actions, fines, reputational harm, and loss of customers. Liability from a data breach can be substantial and may fall outside contractual limitations or insurance coverage. As data privacy standards evolve and differ across jurisdictions, compliance costs and risks continue to increase.

On January 20, 2026, the President issued an executive order titled, "Stopping Wall Street from Competing with Main Street Homebuyers". This order outlines the administration's policy that large institutional investors should not buy single-family homes that individual owner-occupants could purchase. The executive order does not impose an immediate ban but directs several federal agencies to develop new guidelines and review existing rules to limit activities that support large institutional investor acquisitions of single-family homes. The full impact of these potential restrictions is not yet clear, pending formal definitions of "large institutional investor" and "single-family home". Any broad interpretation or strict enforcement could negatively impact the broader residential housing market.

Risks Related to Our Indebtedness and Liquidity

Our business is capital-intensive and any difficulty in obtaining sufficient capital, refinancing our existing indebtedness, or obtaining performance bonds and letters of credit, or the cost thereof, could result in our inability to acquire land for our developments or increased costs and project delays, or otherwise harm our business, operating results, and financial condition.

Our homebuilding and multi-family rental businesses require significant up-front expenditures to acquire land and begin development. In addition, we often are required to post letters of credit and performance and other bonds related to our land development performance obligations to secure construction contracts and development agreements. Our Financial Services business also requires substantial capital to extend mortgage loans. While we believe we will be able to fund our current and foreseeable liquidity needs with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit and other credit facilities, or through accessing additional debt or equity capital, and while we believe will continue to obtain bonds and letters of credit, as needed, it is difficult for us to predict our future liquidity requirements or market conditions.

Our ability to generate sufficient cash flows to fund our capital requirements, service debt, and obtain bonds or letters of credit depends on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we do not generate adequate cash flows, we may need additional financing. In addition, given the current maturity of our existing indebtedness, we likely will refinance some or all of our indebtedness prior to their respective maturity dates. Our access to and cost of additional financing or the refinancing of our existing indebtedness and credit facilities will depend, in part, on

•general market conditions and the health of the credit and capital markets in particular;

•the health of our business, including most importantly, demand for our homes;

•the market’s perception of our growth potential;

•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•our current and anticipated debt levels and credit ratings;

•the terms of our then current debt agreements;

•our current and expected future earnings and cash flows;

•the market price per share of our common stock.

Our ability to continue to obtain required performance, payment and completion surety bonds and letters of credit primarily depends upon our credit rating, financial condition, past performance and similar factors, the capacity of the surety and letters of credit market, and the underwriting practices of surety bond and letters of credit issuers. Our ability to continue to obtain surety bonds also can be impacted by unwillingness of insurance companies to issue performance bonds for construction and development activities. Our inability to obtain additional or renew or amend our existing performance, payment and completion surety bonds and letters of credit could limit our future growth.

Depending on market and other conditions at the time, we may need to rely more heavily on additional equity financings, which may dilute the holdings of our existing stockholders and reduce the market price of our common stock, or on additional or less efficient forms of debt financing which may involve additional covenants restricting our operations or our ability to incur additional debt or require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, and other purposes and adversely affecting the return on our assets. The issuance of preferred stock in an equity financing could have a preference on liquidating distributions or dividends or both which could limit our ability to pay dividends or make liquidating distributions to the holders of our common stock. We cannot assure that sufficient capital or refinancing will be available on favorable terms, or at all. If we are unable to obtain additional financing or refinancing when needed, we may be unable to acquire land, develop housing, or meet contractual obligations, which could cause project delays, increased costs, contractual penalties and fees, and otherwise adversely affect our business. If we cannot service our indebtedness, including interest payments and the payment of principal at maturity, we may need to seek additional debt or equity financing, reduce or delay our capital expenditures, strategic acquisitions, investments and alliances, or sell assets, which could adversely affect our business, operating results, financial condition, and prospects.

We have substantial indebtedness and expect to continue to use leverage in executing our business strategy, which restricts our operations and could have other important consequences on our business.

As of December 31, 2025, we had approximately $1.4 billion in outstanding indebtedness. As of December 31, 2025, we had a $1.0 billion revolving line of credit, of which $51.5 million was outstanding. During 2025, we paid $81.3 million in interest expense payments. Our charter does not limit the amount of debt we may incur, and our Board of Directors may change our target debt levels at any time without the approval of our stockholders, especially in connection with acquisitions. The agreements governing our indebtedness, including our credit agreement and senior note indentures, contain negative covenants customary for such financings, such as limiting our ability to sell or dispose of assets, incur additional indebtedness or liens, make certain restricted payments or investments, consummate business combinations, or engage in other lines of business. These restrictions may interfere with our ability to engage in necessary or desirable business activities, which could materially affect our business, operating results, and financial condition. Our revolving line of credit requires us to comply with certain financial ratios and covenants, such as a maximum leverage ratio, a minimum interest coverage ratio, and a minimum tangible net worth, and our ability to comply with these covenants depends on our financial performance and condition and is subject to events outside our control, such as asset write-downs, other non-cash charges, and one-time events. If we fail to comply with these covenants and are unable to obtain a waiver or amendment, an event of default would result, which could also result in events of default under our other debt arrangements, and we cannot assure you that we would have sufficient liquidity to repay or refinance our debt if such amounts were accelerated upon an event of default.

Our substantial indebtedness, as well as any future indebtedness we may incur, could have other important consequences for our business and holders of our securities, including:

•making it more difficult for us to satisfy our obligations with respect to our debt or other creditors;

•causing us to pay higher interest rates upon refinancing indebtedness if interest rates rise;

•increasing our vulnerability to adverse economic or industry conditions;

•limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•requiring a substantial portion of our operating cash flows for interest payments as opposed using such cash to fund working capital, land purchases, capital expenditures, acquisitions, stock repurchases, and general corporate requirements;

•requiring our subsidiaries to continue to fund payments on our indebtedness;

•limiting our flexibility in planning for or reacting to changes in our business and industry; and

•placing us at a competitive disadvantage to less leveraged competitors.

Risks Related to Tax Policies and Regulation

Any limitation on, or reduction or elimination of, tax benefits associated with owning a home would have an adverse effect on the demand for our homes, which could be material to our business.

Changes in tax laws and local fees may reduce homeownership affordability and demand. Limits on deductibility of property and income taxes and higher standard deductions have reduced the tax benefits of homeownership, particularly in high-cost areas. Further reductions or elimination of these benefits, or increases in property or sales taxes, could negatively impact demand and sales prices. Developer fees for schools, infrastructure, or affordable housing could also raise costs and affect results.

Our income tax expense has benefited from the Section 45L energy-efficient home credit, which reduced our income tax expense by $2.7 million in 2025 and $6.6 million in 2024. The “One Big Beautiful Bill,” enacted July 4, 2025, eliminates these credits for homes delivered after June 30, 2026, and recent certification changes may make claiming the credit before expiration more difficult or uneconomical.

Non-U.S. holders may be subject to United States federal income tax on gain realized on the sale or disposition of shares of our common stock.

Because of our holdings in United States real property interests, we believe we are and will remain a “United States real property holding corporation” (which we refer to as “USRPHC”) for United States federal income tax purposes. As a USRPHC, our stock may be treated as a United States real property interest (which we refer to as “USRPI”), gains from the sale of which by non-U.S. holders would be subject to U.S. income tax and reporting obligations and possible withholding tax pursuant to the Foreign Investment in Real Property Tax Act (which we refer to as “FIRPTA”). However, assuming we are publicly traded, non-U.S. holders who actually or constructively hold 5% or less of our common stock should qualify for an exemption from federal income tax and withholding that otherwise would be imposed on gain on our common stock. We anticipate that our common stock will continue to be regularly traded on the New York Stock Exchange. However, no assurance can be given that our common stock will remain regularly traded in the future. Because of these adverse tax consequences, non-U.S. investors may choose not to invest in our Company. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our common stock.

Our income tax provision and tax reserves may be insufficient, and we may not realize our deferred tax assets.

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. Our evaluation of our tax matters is based on a number of factors, including relevant facts and circumstances, applicable tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. We are periodically audited by various federal, state, and local authorities regarding tax matters. No assurance can be given that any final review by a tax authority will not be materially different than that which is reflected in our income tax provision and related tax reserves and have a material adverse effect on our income tax provision and, consequently, on our net income, cash flows or financial position. We are subject to U.S. federal income tax examinations and various state income tax examinations for calendar tax years for which the applicable statute of limitations remains open. As of December 31, 2025, we are not currently under an income tax audit by any federal, state, or local authorities.

We are required to recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. As of December 31, 2025 and 2024, we had deferred tax assets, net of deferred tax liabilities, of $38.2 million and $22.2 million, respectively, against which we provided no valuation allowance. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income. While we have not recorded valuation allowances against our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

Risks Related to Ownership of our Common Stock

Our common stock has been and may continue to be volatile

Our common stock has experienced price and volume volatility. During 2025, the closing sale price of our common stock ranged from $51.04 to $78.81 per share and the trading volume ranged from approximately 48,300 shares to 3.4 million shares. The price and volume of our common stock may continue to experience fluctuations not only due to general stock market conditions but also due to government regulatory action, tax laws, interest rates, the condition of the U.S. economy and a change in sentiment in the market regarding our industry, operations or business prospects. In addition to other factors, the price and volume volatility of our common stock may be affected by:

•factors influencing home purchases, such as availability and cost of home mortgage loans, interest rates, credit criteria, ability to sell existing homes, and homebuyer sentiment in general;

•the operating and stock price performance of companies that investors consider comparable to us;

•strategic, acquisition and other material announcements by us or our competitors;

•changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets;

•additions or departures of key personnel;

•operating results that vary from the expectations of analysts and investors;

•changes in recommendations by analysts or their ceasing to publish reports on us;

•sales of our common stock by stockholders or management or additional sales by us;

•changes in our stock repurchase or dividend policies;

•actions by stockholders; and

•legislative or other regulatory developments that adversely affect us or the homebuilding industry.

A volatile stock price may result in stockholder litigation, which could divert our management’s attention and other resources from our business and operations, which could harm our operating results and require us to incur significant expenses to defend the suit. Any such litigation, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our operating results and financial condition.

Our actual results may differ from our guidance or analyst expectations, which could cause our stock price to fall.

Each quarter, we typically issue guidance regarding our anticipated annual revenue and home deliveries. While our guidance represents our best estimates as of the date of issuance, it is inherently speculative and forward-looking, and is qualified by, and subject to, assumptions and other information. While presented with numerical specificity, our guidance is based upon a number of assumptions and estimates that are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and therefore subject to change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release, and actual results may vary from the guidance and such variations may be adverse and material. The reliability of any forecasts typically diminishes the farther in the future that the data are forecast. Investors are urged to put our guidance in context and not to place undue reliance on it. Our failure to achieve our guidance or analyst expectations regarding our performance could disappoint investors and analysts and cause our stock price to decline.

We cannot assure you that we will continue to pay dividends on our common stock at the current rate or at all.

Since 2021, we have paid a quarterly cash dividend on our common stock. Future dividends are at the discretion of our Board of Directors and will depend on many factors, including our operating results and financial condition, capital requirements, and contractual limitations, including those under our debt arrangements. If we do not continue to pay dividends on our common stock at the current rate or at all, our stock price could be adversely affected.

Inefficient or ineffective allocation of capital may adversely affect our operating results and stockholder value and stockholders disagree with our allocation of capital.

Our capital allocation decisions, including how we prioritize investment opportunities, debt repurchases and repayments, and return of capital to stockholders, through cash dividends and stock repurchases, involve judgments that could materially affect our operating results, financial condition, and stock price, and stockholders may disagree with our decisions. If our processes for allocating capital are ineffective or create actual or perceived conflicts of interest, we may face financial loss, loss of investor confidence, a decreased stock price, or reputational harm. In addition, our use of capital for future debt repurchases and repayments and for stock repurchases may diminish our cash reserves, which may impact our ability to pursue other opportunities.

Provisions in our charter documents, Delaware law and agreements could discourage acquisition proposals or limit the ability of a third party to acquire control of the Company, which may adversely affect our stock price.

Our charter and bylaws and Delaware law contain provisions that may discourage, delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders, which could adversely affect the market price of our common stock. In addition, the employment agreements we have entered into with our Executive Chairman and our Chief Executive Officer and President also may discourage, delay or prevent a change in control transaction since they could result in a requirement for us to pay significant severance compensation to one or both of them.

Insider ownership and close family relationships amongst our management may raise conflicts of interest.

Dale Francescon and Robert Francescon are our Executive Chairman and Chief Executive Officer, respectively, sit on our Board of Directors, are brothers, and collectively beneficially owned 4,105,940 shares of our common stock, including 395,546 shares issuable upon vesting of performance share unit awards (including related dividend equivalent rights) within 60 days of December 31, 2025, which together represents 13.9% of our common stock outstanding as of December 31, 2025. Accordingly, they have significant influence over the affairs of our Company and their interests may not always be fully aligned with the interests of our other stockholders. Their significant control and ownership may limit the ability of our other stockholders to influence corporate matters and discourage someone from making a significant equity investment in our Company, or could discourage transactions involving a change in control. In addition, there may be transactions between us and each or both of them, or their affiliates, that could present actual or perceived conflicts of interest.

General Risk Factors

We are dependent upon the effective operation of our information systems, software, and information security practices and those of our business partners or third-party service providers, and any IT failures or cybersecurity breaches could expose us to liability and materially adversely affect our business, operating results and reputation.

We rely on accounting, financial, and operational management information systems to operate and maintain critical business and personal records and information, especially in our Financial Services business. Many of these resources are provided to us and/or maintained on our behalf by third-party providers pursuant to agreements that specify to varying degrees certain security and service level standards. Our IT systems depend upon these providers, as well as global communications providers, telephone systems and other aspects of the Internet infrastructure, which have experienced significant systems failures and electrical outages in the past, and are susceptible to damage or interruption from fire, floods, power outages, or telecommunications failures, or cybersecurity threats such as computer viruses, break-ins, ransom attacks, security breaches, and similar events. The occurrence of any of these events to us directly or any of our third-party service providers could adversely affect our ability to operate our business, damage our reputation, result in the loss of customers, suppliers, or revenues, or result in the misappropriation or public disclosure of confidential information, including personal information of homebuyers/borrowers and information about our employees, contractors, vendors and suppliers. As a result, we may be required to incur significant costs to remediate the damage caused by these disruptions or to prevent security breaches in the future. Our IT systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and to develop new systems. This enables us to keep pace with continuing changes in technology, evolving legal and regulatory standards, and the increasing need to protect information. There can be no assurance that our IT efforts will be successful or that additional systems issues will not arise in the future. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems and information will be effective or that attempted security breaches or disruptions would not be successful or damaging. In particular, the techniques used in cyber attacks are increasingly sophisticated, change frequently, and are often not recognized until launched. While we maintain cyber liability insurance, it may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

We currently use limited traditional and generative artificial intelligence (AI) solutions for certain sales, back office, administrative and other functions. We may incorporate additional AI solutions into our IT systems in the future and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that we use to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. Our competitors or other third parties may incorporate AI into their IT systems and homebuilding and financial services operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our operating results.

Our Company could be targeted by activist stockholders.

We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations, and/or divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and make it more difficult to attract and retain qualified personnel, potential homebuyers and business partners and affect our relationships with current homebuyers, subcontractors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We are subject to several other general risks that could adversely affect our business, operating results and financial condition.

The risk factors described above are those that we think may be material with regard to an investment in us that are not applicable generally to all business enterprises. However, we are subject to the many risks that affect all or most business enterprises in the United States, and our business, operating results or financial condition could be materially affected by those risks. For example, the United States has experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The extent to which public health issues impact our results will depend on future developments, which cannot be predicted. If a contagious disease causes significant negative impacts to economic conditions or consumer confidence, our business, operating results and financial condition could be materially adversely impacted.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

 None.

ITEM 1C. CYBERSECURITY.

Background

Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information, including personal information from customers, homebuyers and borrowers, and information about our employees, contractors, vendors, suppliers, and third parties. Our Financial Services business relies heavily on the secure processing, storage, and transmission of sensitive and confidential financial, personal, and other information. We maintain an information security program aligned with the NIST Cybersecurity Framework, which includes policies, procedures, and controls designed to protect data and support system availability. Our information security practices include development, implementation, and improvement of technologies, policies, and procedures to safeguard information and support availability of critical data and systems. Independent third parties periodically assess our program and incident response readiness.

Risk Management and Strategy

Cybersecurity risk management is integrated into our enterprise risk framework and decision-making processes. Our cybersecurity risk management program is designed to comply with applicable laws and regulations and to mitigate risks that could materially impact our business. Our information security and IT teams continuously evaluate and address cybersecurity risks in alignment with business objectives. We use the NIST Cybersecurity Framework’s five core functions: identify, protect, detect, respond, and recover, to guide risk management. We also assess materiality of incidents in accordance with SEC disclosure requirements.

Use of Consultants and Advisors

We engage external cybersecurity experts and legal counsel to evaluate and test our risk management systems and maintain compliance. Since 2022, we have retained a CISO-level advisor from a global cybersecurity firm to provide strategic guidance, review policies, and assess our ability to prevent and respond to cyber incidents. We also retain specialized legal counsel for data security and privacy compliance.

In 2025, a global cybersecurity firm conducted a Security Posture Assessment, reviewing policies, procedures, and prior assessments. We implemented recognized best practices and solutions to address findings and strengthen our security posture. We conduct regular tabletop exercises to test incident response capabilities. We also engage third-party vendors for risk assessments, business impact analysis, cloud audits, and remediation.

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

Our information security team maintains Company policies related to information security for all employees. We have retained a third-party vendor to provide regular security information training, which includes online awareness training modules for our employees on important topics such as spoof login, impersonation attack, identity theft, stolen laptop, and passwords, as well as training on phishing awareness through the routine deployment of phishing simulations.

We have not experienced any cybersecurity incidents that have materially impacted or are reasonably likely to materially impact our business operations, operating results, or financial condition.

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

Governance

Role of Management

Our information security team is responsible for implementing and operating our Cybersecurity Risk Management program. Our Chief Information Officer (CIO) oversees the Cybersecurity Risk Management program and reports to the Corporate General Counsel.

Our CIO has extensive IT leadership experience, with more than 20 years of experience in the homebuilding industry and regularly briefs senior management and the Audit Committee on cybersecurity risks and initiatives.

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

Our CIO regularly informs the Executive Chairman, Chief Executive Officer, Corporate General Counsel, and Chief Financial Officer, of aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks we are facing.

Our CIO and the other members of senior management play a key role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, at least twice annually. These briefings encompass a broad range of topics, including emerging threats, status of ongoing cybersecurity initiatives and strategies, incident reports, and updates regarding compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, CIO and other members of senior management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity field, ensuring the Board’s oversight is proactive and responsive. Senior management actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives, and is involved in incident materiality determinations that would trigger cybersecurity incident disclosure obligations. This active involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives

Board Oversight

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

Our CIO and members of management meet with the Audit Committee on a regular basis to review and discuss risk exposure related to our IT systems and data privacy. The purpose of these management updates is to inform the Audit Committee of potential risks related to our IT systems and data privacy, as well as any relevant mitigation or remediation tactics being implemented. The management team and/or Audit Committee, in turn, regularly provide data protection and cybersecurity reports to the full Board of Directors.

The Audit Committee is composed of members with diverse expertise including risk management, technology, and finance. Although none of the members of the Audit Committee have any work experience, degree, or certifications related to information security or cybersecurity, the Audit Committee relies on our CIO and independent feedback from outside advisors on the current and future cybersecurity program to assist the Audit Committee in its cybersecurity oversight responsibilities. Because the method and sources of cyberattacks change frequently, our outside advisors provide invaluable, ongoing updates to inform and educate our Board of Directors on current trends of cybersecurity threats, emerging trends, and best practices.

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

Holders

As of January 23, 2026, there were 23 stockholders of record of our common stock. A substantially greater number of owners of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

During the year ended December 31, 2025, we paid a quarterly cash dividend of $0.29 per share and aggregate cash dividends of $1.16 per share to holders of record of our common stock. The declaration and payment of future dividends and the amount are at the discretion of our Board of Directors and will depend on many factors, including our results of operations, financial condition, capital requirements, and contractual limitations. The agreements governing our indebtedness, including our revolving line of credit and the indentures that govern our senior notes, limit our ability to pay dividends and restrict the amount of dividends we may pay. During the year ended December 31, 2024, we paid a quarterly cash dividend of $0.26 per share and aggregate cash dividends of $1.04 per share to holders of record of our common stock.

Issuer Purchases of Equity Securities

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our fourth quarter ended December 31, 2025.

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October
October 1, 2025 through October 31, 2025	—	$—	—	2,768,466
November
November 1, 2025 through November 30, 2025	333,881	59.90	333,881	2,434,585
December
December 1, 2025 through December 31, 2025				2,434,585
Total	333,881	$59.90	333,881

(1)Our stock repurchase program, which was approved by our Board of Directors and publicly announced on July 24, 2024, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. We repurchased a total of 333,881 shares during the periods indicated above under this program and 2,434,585 shares remained available to repurchase as of December 31, 2025. Our stock repurchase program has no expiration date and may be terminated by our Board of Directors at any time.

(2)The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Stock Performance Graph

The following stock performance graph compares the cumulative total stockholder return (assuming reinvestment of dividends) on $100 invested in each of our common stock, the S&P 500, and the Dow Jones U.S. Select Home Construction Index for the five-year period from December 31, 2020 to December 31, 2025.

The stock price performance shown on the following graph is not indicative of future price performance.

Comparison of Cumulative Total Stockholder Return from December 31, 2020 to December 31, 2025

$225
$175
$125
$75
$25
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Business Overview

We are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 16 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the limited ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios, centralized locations and the internet, and generally provides no option or upgrade selections.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage, and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our Century Living segment is engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado.

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 10,387 new homes delivered during the year ended December 31, 2025, approximately 94% of our deliveries were made to entry-level homebuyers that were below the Federal Housing Administration-insured mortgage limits and approximately 99% of homes delivered were built as move-in ready homes.

Market conditions in the homebuilding industry have continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers. Amidst these market conditions, we experienced a slowing in demand during the year ended December 31, 2025, as net new home contracts (new home contracts net of cancellations) for the year ended 2025 decreased 3.3%, respectively, as compared to the prior year. Still, there remains an underlying need for affordable new homes, supported by solid demographic trends, and we have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns and closing cost concessions. In the latter half of 2025, we have also experienced increased acceptance to adjustable-rate mortgages among our homebuyers. During the year ended December 31, 2025, cycle times were in the approximately three- to four-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic, market and geopolitical conditions remain uncertain, in particular with respect to inflation; the impact of potential future increases or decreases to the U.S. Federal funds interest rate by the U.S. Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives and actions will impact the U.S. economy; the effect of significant new tariffs and/or duties; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; the possibility of an economic recession or another U.S. governmental shutdown; and other factors, including those described elsewhere in this Form 10-K. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates, consumer confidence or otherwise affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of and revenues from our Financial Services segment, and net income.

In October 2025, certain new tariffs took effect related to various imported products used in the homebuilding industry, including cabinets, lumber, and certain other wood products. As of the date of the filing of this report, we have not experienced significant cost increases or supply chain disruptions for raw materials; however, we could experience increases in the costs of materials utilized for the construction of our homes and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods. Additionally, during the latter half of 2025, the U.S. Federal Reserve reduced the U.S. Federal funds interest rate, and we cannot provide any assurance as to the impact of any future potential changes to the U.S. Federal funds interest rate on mortgage rates or our current or future business. The potential extent and effect of these and other factors on our business is highly uncertain and outside our control, and our past performance may not be indicative of our future results.

We believe we are well-positioned to benefit from the favorable demographics that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings, which both span the home buying segment and focus on affordable price points, our efficiencies in direct construction costs and cycle times, and our current and future inventories of attractive land positions.

Results of Operations – Years Ended December 31, 2025 and 2024

During the year ended December 31, 2025, we generated $194.4 million in income before income tax expense, as compared to $440.1 million in the prior year. During the year ended December 31, 2025, we generated net income of $147.6 million, or $4.86 per diluted share, as compared to $333.8 million, or $10.40 per diluted share in the prior year.

During the year ended December 31, 2025, we generated total revenues of $4.1 billion, as compared to $4.4 billion in the prior year, and we delivered 10,792 residential units, comprised of 10,387 new homes, 105 previously leased rental homes, and 300 multi-family units delivered through our Century Living business. Our 10,387 new home deliveries, with an average sales price of $378.0 thousand, decreased by 5.6% as compared to the prior year, primarily due to slower absorption rates. The average sales price per new home decreased 3.3% as compared to the prior year, primarily due to higher incentives during 2025. During the year ended December 31, 2025, net new contracts decreased 3.3% to 10,326 as compared to the prior year.

We ended 2025 with $109.4 million of cash and cash equivalents and $48.6 million of cash held in escrow. We had $51.5 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 29.1% and a net homebuilding debt to net capital ratio of 25.9%. During the year ended December 31, 2025, we paid quarterly cash dividends to our stockholders of $0.29 per share, and aggregate cash dividends of $1.16 per share, a 12% increase from the quarterly dividends paid during the year ended December 31, 2024 of $0.26 per share, or $1.04 per share in the aggregate. During the year ended December 31, 2025, we repurchased an aggregate of 2.3 million shares for a total purchase price of approximately $143.6 million and a weighted average price of $63.32 per share. We have continued to strategically manage our lot pipeline, while selectively reducing our lot pipeline by terminating certain contracts in our markets that no longer met our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts, resulting in 60,916 lots owned and controlled at December 31, 2025.

For the year ended December 31 2025, our Financial Services segment generated income before income tax expense of $19.2 million representing a decrease of 28.2% from the prior year. During the year ended December 31, 2025, while the capture rate of Century homebuyers increased 2%, the number of mortgages originated decreased 5.8% and the number of loans sold to third parties decreased 8.3% as compared to the prior year.

Our Century Living operations are engaged in the development, construction, management, and sales of multi-family rental properties. During the year ended December 31, 2025, we generated $97.2 million in multi-family sales revenue and $4.9 million in income before income tax expense, which included the sale of one multi-family rental property comprised of 300 units.

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

(in thousands, except per share amounts)	Year Ended December 31,		Increase (Decrease)
	2025	2024	Amount	%
Consolidated Statements of Operations:
Revenues
Home sales revenues	$3,926,411	$4,302,638	$(376,227)	(8.7)%
Land sales and other revenues	8,012	2,753	5,259	191.0%
Total homebuilding revenues	3,934,423	4,305,391	(370,968)	(8.6)%
Multi-family sales revenues	97,200	—	97,200	100.0%
Financial services revenues	86,193	92,897	(6,704)	(7.2)%
Total revenues	4,117,816	4,398,288	(280,472)	(6.4)%
Homebuilding cost of revenues
Cost of home sales revenues (1)	(3,235,679)	(3,377,909)	142,230	(4.2)%
Cost of land sales and other revenues	(7,587)	(207)	(7,380)	NM
Total homebuilding cost of revenues	(3,243,266)	(3,378,116)	134,850	(4.0)%
Cost of multi-family sales revenues	(91,849)	—	(91,849)	100.0%
Financial services costs	(67,006)	(66,185)	(821)	1.2%
Selling, general and administrative expense	(504,893)	(516,489)	11,596	(2.2)%
Other income (expense), net	(16,390)	2,562	(18,952)	(739.7)%
Income before income tax expense	194,412	440,060	(245,648)	(55.8)%
Income tax expense	(46,815)	(106,244)	59,429	(55.9)%
Net income	$147,597	$333,816	$(186,219)	(55.8)%
Earnings per share:
Basic	$4.92	$10.59	$(5.67)	(53.5)%
Diluted	$4.86	$10.40	$(5.54)	(53.3)%
Adjusted diluted earnings per share(2)(3)	$5.99	$11.20	$(5.21)	(46.5)%
Other Operating Information
Total residential units delivered (4)	10,792	11,234	(442)	(3.9)%
Number of new homes delivered	10,387	11,007	(620)	(5.6)%
Average sales price of new homes delivered	$378.0	$390.9	$(12.9)	(3.3)%
Homebuilding gross margin percentage	17.6%	21.5%	(3.9)%	(18.1)%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (2)	19.9%	23.3%	(3.4)%	(14.6)%
Backlog at end of period, number of homes	789	850	(61)	(7.2)%
Backlog at end of period, aggregate sales value	$283,725	$351,162	$(67,437)	(19.2)%
Average sales price of homes in backlog	$359.6	$413.1	$(53.5)	(13.0)%
Net new home contracts	10,326	10,676	(350)	(3.3)%
Selling communities at period end	305	322	(17)	(5.3)%
Average selling communities	318	281	37	13.2%
Total owned and controlled lot inventory	60,916	80,632	(19,716)	(24.5)%
Adjusted EBITDA(2)(3)(5)	$349,705	$583,926	$(234,221)	(40.1)%
Adjusted income before income tax expense(2)(3)	$239,367	$474,219	$(234,852)	(49.5)%
Adjusted net income(2)(3)	$181,727	$359,728	$(178,001)	(49.5)%
Homebuilding debt to capital	29.1%	30.3%	(1.2)%	(4.0)%
Net homebuilding debt to net capital (2)	25.9%	27.4%	(1.5)%	(5.5)%

(1)Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year amounts have been reclassified to conform to this presentation.

(2)This is a non-GAAP financial measure and should not be used as a substitute for our operating results prepared in accordance with GAAP. See the reconciliations to the most comparable GAAP measure and other information within our “—Homebuilding Gross Margin” and “—Non-GAAP Financial Measures” sections in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

(3)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted EBITDA and adjusted net income calculations, and we have recast the corresponding prior period adjusted EBITDA and adjusted net income amounts to conform to the current presentation and calculation.

(4)Total residential units delivered for the year ended December 31, 2025 is inclusive of 10,387 new homes delivered, 105 previously leased rental homes, and 300 Century Living multi-family units, and for the year ended December 31, 2024 is inclusive of 11,007 homes delivered and 227 Century Living multi-family units.

(5)Beginning in the fourth quarter of 2025, we added “Stock-based compensation expense” as an adjustment in our non-GAAP adjusted EBITDA calculation. Accordingly, we have recast the corresponding prior period adjusted EBITDA amount to conform to the current presentation and calculation.

NM – Not meaningful

Results of Operations by Segment

(dollars in thousands)

Commencing in the first quarter of 2025, we have separately reported our Century Living segment, previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information for the year ended December 31, 2024.

	Year ended December 31, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	1,419	1,730	1,986	1,617	3,635	—	—	—	10,387
Average sales price of new homes delivered	$588.1	$508.0	$292.3	$421.7	$261.6	$—	$—	$—	$378.0

Revenues	$834,756	$884,402	$580,626	$682,080	$952,559	$86,193	$97,200	$—	$4,117,816
Cost of home sales (1)	(674,098)	(735,405)	(481,513)	(557,498)	(789,210)	—	—	2,045	(3,235,679)
Cost of multi-family sales revenues	—	—	—	—	—	—	(91,849)	—	(91,849)
Financial services costs	—	—	—	—	—	(67,006)	—	—	(67,006)
Selling, general and administrative expense	(70,811)	(80,715)	(66,655)	(64,146)	(95,352)	—	(1,166)	(126,048)	(504,893)
Other segment items (2)	(5,370)	(9,496)	(728)	(3,400)	(3,153)	—	684	(2,514)	(23,977)
Income (loss) before tax expense	$84,477	$58,786	$31,730	$57,036	$64,844	$19,187	$4,869	$(126,517)	$194,412

	Year ended December 31, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	1,437	2,019	2,077	1,654	3,820	—	—	—	11,007
Average sales price of new homes delivered	$627.2	$533.4	$301.8	$423.8	$260.9	$—	$—	$—	$390.9

Revenues	$901,889	$1,077,473	$627,071	$701,508	$997,450	$92,897	$—	$—	$4,398,288
Cost of home sales (1)	(689,566)	(855,579)	(502,106)	(534,518)	(787,792)	—	—	(8,348)	(3,377,909)
Financial services costs	—	—	—	—	—	(66,185)	—	—	(66,185)
Selling, general and administrative expense	(68,505)	(87,892)	(66,579)	(63,294)	(98,919)	—	(2,744)	(128,556)	(516,489)
Other segment items (2)	(1,404)	(4,130)	(340)	(1,605)	(1,957)	—	22,155	(10,364)	2,355
Income (loss) before tax expense	$142,414	$129,872	$58,046	$102,091	$108,782	$26,712	$19,411	$(147,268)	$440,060

(1)Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year amounts have been reclassified to conform to this presentation.

(2)Includes cost of land sales and other revenues, and other income (expense), net

West

During the year ended December 31, 2025, our West segment generated income before income tax expense of $84.5 million representing a decrease of 40.7% from the prior year, which was primarily driven by decreases in revenue and homebuilding gross margin. During the year ended December 31, 2025, revenue decreased $67.1 million as compared to the prior year, primarily driven by a 1.3% decrease in the number of homes delivered and a 6.2% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home decrease was driven by higher incentives. During the year ended December 31, 2025, homebuilding gross margin decreased from the prior year, due primarily to higher incentives and an increase in impairment charges of $0.6 million as compared to the prior year.

Mountain

During the year ended December 31, 2025, our Mountain segment generated income before income tax expense of $58.8 million representing a decrease of 54.7% from the prior year, which was primarily driven by decreases in revenue and homebuilding gross margin. During the year ended December 31, 2025, revenue decreased $193.1 million as compared to the prior year, primarily driven by a 14.3% decrease in the number of homes delivered and a 4.8% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home decrease was driven by higher incentives. During the year ended December 31, 2025, homebuilding gross margin decreased from the prior year, due primarily to higher incentives and an increase in impairment charges of $7.4 million as compared to the prior year.

Texas

During the year ended December 31, 2025, our Texas segment generated income before income tax expense of $31.7 million representing a decrease of 45.3% from the prior year, which was primarily driven by decreases in revenue and homebuilding gross margin. During the year ended December 31, 2025, revenue decreased $46.4 million as compared to the prior year, primarily driven by a 4.4% decrease in the number of homes delivered and a 3.1% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home decrease was driven by higher incentives. During the year ended December 31, 2025, homebuilding gross margin decreased from the prior year, due primarily to higher incentives which were partially offset by a decrease in impairment charges of $2.9 million as compared to the prior year.

Southeast

During the year ended December 31, 2025, our Southeast segment generated income before income tax expense of $57.0 million representing a decrease of 44.1% from the prior year, which was primarily driven by decreases in revenue and homebuilding gross margin. During the year ended December 31, 2025, revenue decreased $19.4 million as compared to the prior year, primarily driven by a 2.2% decrease in the number of homes delivered and a 0.5% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home decrease was driven by higher incentives. During the year ended December 31, 2025, homebuilding gross margin decreased from the prior year, due primarily to higher incentives and an increase in impairment charges of $5.1 million as compared to the prior year.

Century Complete

During the year ended December 31, 2025, our Century Complete segment generated income before income tax expense of $64.8 million representing a decrease of 40.4% from the prior year, which was primarily driven by decreases in revenue and homebuilding gross margin. During the year ended December 31, 2025, revenue decreased $44.9 million as compared to the prior year, primarily driven by a 4.8% decrease and partially offset by a 0.3% increase in the average sales price per home. The decrease in the number of homes delivered was primarily driven by strong seasonal sales during the fourth quarter of 2025, resulting in increased backlog as of December 31, 2025 as compared to the prior year, and the increase in average sales price per home was driven by the mix of deliveries within individual communities and partially offset by higher incentives. During the year ended December 31, 2025, homebuilding gross margin decreased from the prior year, due primarily to higher incentives and an increase in impairment charges of $2.8 million as compared to the prior year.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. For the year ended December 31, 2025, our Financial Services segment generated income before income tax expense of $19.2 million representing a decrease of 28.2% from the prior year. During the year ended December 31, 2025, while the capture rate of Century homebuyers increased 2%, the number of mortgages originated decreased 5.8% and the number of loans sold to third parties decreased 8.3% as compared to the prior year. The decrease in income before income tax expense was primarily driven by fair value adjustments related to our mortgage servicing rights portfolio and mortgage loans held for investment, and was partially offset by fair value adjustments in connection with the sale of mortgage servicing rights during the second quarter of 2025.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Year Ended December 31,
	2025	2024
Total originations:
Number of loans	6,729	7,143
Principal	$2,373,423	$2,555,443
Capture rate of Century homebuyers	84%	82%
Century Communities	87%	88%
Century Complete	78%	72%
Average FICO score	726	729
Century Communities	731	735
Century Complete	716	714

Loans sold to third parties:
Number of loans sold	6,559	7,156
Principal	$2,310,555	$2,557,528

Century Living

Our Century Living operations are engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado. As of December 31, 2025, the Company had two multi-family rental properties, one of which was currently available for leasing. These two projects represent over 750 total multi-family units, including 327 under active construction and 425 completed units, of which 307 units were leased as of December 31, 2025.

During the year ended December 31, 2025, our Century Living segment generated $97.2 million in multi-family sales revenue and $4.9 million in income before income tax expense, which included the sale of one multi-family rental property comprised of 300 units. During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization, and accordingly, we have determined that these multi-family rental operations have become part of our ordinary activities, and revenue is recognized as multi-family sales revenue on our consolidated statements of operations. During the year ended December 31, 2024, our Century Living segment generated $19.4 million in income before income tax expense, which included the sale of one multi-family rental property, reflected in other income (expense), net on our consolidated statements of operations.

Corporate

During the year ended December 31, 2025, our Corporate segment generated a loss of $126.5 million, as compared to a loss of $147.3 million during 2024. The decrease in loss was primarily due to decreased compensation costs during the year ended December 31, 2025 as compared to the prior year, as well as $9.9 million in impairment charges related to other investments during the year ended December 31, 2024.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased to 17.6% for the year ended December 31, 2025, as compared to 21.5% for the year ended December 31, 2024.  The decrease was primarily driven by higher incentives during the year ended December 31, 2025 as compared to the prior year, and partially offset by decreased direct construction costs in the latter part of 2025.

In the following table, we calculate our homebuilding gross margin and our non-GAAP adjusted homebuilding gross margin to exclude inventory impairment, if applicable, and as further adjusted to exclude interest in cost of home sales revenues and the effect of purchase price accounting for acquired work in process inventory, if applicable. The following table also provides reconciliations of our non-GAAP adjusted homebuilding gross margin excluding inventory impairment and as further adjusted to exclude interest in cost of home sales revenues and the effect of purchase price accounting for acquired work in process inventory to homebuilding gross margin, which is the most comparable GAAP measure.

(dollars in thousands)

	Year Ended December 31,
	2025	%	2024	%
Home sales revenues	$3,926,411	100.0%	$4,302,638	100.0%
Cost of home sales revenues	(3,235,679)	(82.4)%	(3,377,909)	(78.5)%
Homebuilding gross margin	690,732	17.6%	924,729	21.5%
Add: Inventory impairment	21,816	0.6%	8,778	0.2%
Adjusted homebuilding gross margin excluding inventory impairment (1)	712,548	18.1%	933,507	21.7%
Add: Interest in cost of home sales revenues	60,738	1.5%	60,286	1.4%
Add: Purchase price accounting for acquired work in process inventory	8,375	0.2%	9,443	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory (1)	$781,661	19.9%	$1,003,236	23.3%

(1)This non-GAAP financial measure should not be used as a substitute for our operating results in accordance with GAAP. See the reconciliations to the most comparable GAAP measure, homebuilding gross margin, and other information presented in the table above and in the narrative below and under the heading “—Non-GAAP Financial Measures.” An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

 For the year ended December 31, 2025, our adjusted homebuilding gross margin percentage excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory was 19.9% as compared to 23.3% for 2024. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness, and acquisitions (in each case as applicable) during any period, have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to prior periods and to homebuilding gross margins of our competitors.

Selling, General and Administrative Expense

(dollars in thousands)

	Year Ended December 31,		Change
	2025	2024	Amount	%
Selling, general and administrative expense	$504,893	$516,489	$(11,596)	(2.2)%
As a percentage of home sales revenue	12.9%	12.0%

Our selling, general and administrative expense decreased $11.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily attributable to decreased compensation costs, including adjustments in stock-based compensation expense to reflect a decreased estimate in the number of shares which will ultimately vest and be issued upon settlement of certain performance share unit awards. The decrease was partially offset by increased advertising costs during 2025. During the year ended December 31, 2025, our selling, general and administrative expense as a percentage of home sales revenue increased 90 basis points driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

Our income tax expense for the year ended December 31, 2025 was $46.8 million, or 24.1% of income before income tax expense, as compared to $106.2 million, or 24.1% of income before income tax expense, for the year ended December 31, 2024.

Our effective tax rate of 24.1% for the year ended December 31, 2025 is comprised of our statutory federal and blended state rate of 24.8%, partially offset by certain permanent differences between taxable income and GAAP income before tax expense. These differences include estimated Section 45L federal energy home credits for 2025 home deliveries and other items, partially offset by disallowed deductions for executive compensation, which combined resulted in a net decrease in our effective tax rate of 0.7%.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for 2026 will not reflect a benefit from such tax credits as to homes delivered after June 30, 2026. We have evaluated other elements of the legislation and it did not have a material impact on our effective tax rate for the year ended December 31, 2025.

Segment Assets

(dollars in thousands)

	December 31,	December 31	Increase (Decrease)
	2025	2024	Amount	Change
West	$891,808	$780,991	$110,817	14.2%
Mountain	941,617	1,026,047	(84,430)	(8.2)%
Texas	891,763	834,815	56,948	6.8%
Southeast	581,228	616,747	(35,519)	(5.8)%
Century Complete	389,954	468,256	(78,302)	(16.7)%
Financial Services	436,515	478,730	(42,215)	(8.8)%
Century Living	198,815	217,899	(19,084)	(8.8)%
Corporate	128,195	108,987	19,208	17.6%
Total assets	$4,459,895	$4,532,472	$(72,577)	(1.6)%

Total assets decreased by $72.6 million, or 1.6%, to $4.5 billion at December 31, 2025 as compared to December 31, 2024, primarily due to (1) changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities, (2) changes in our Century Living multi-family rental properties inventory balances related to the timing of disposition, development, and construction activities and (3) a decrease in our Financial Services assets, including a decrease in our mortgage servicing rights due to the sale of approximately $3.0 billion of unpaid principal balance of our portfolio during the year ended December 31, 2025.

Lots owned and controlled

	December 31, 2025			December 31, 2024			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	3,432	2,354	5,786	4,211	4,286	8,497	(18.5)%	(45.1)%	(31.9)%
Mountain	7,972	2,169	10,141	9,037	4,052	13,089	(11.8)%	(46.5)%	(22.5)%
Texas	14,298	3,348	17,646	12,632	8,935	21,567	13.2%	(62.5)%	(18.2)%
Southeast	5,240	6,293	11,533	5,173	12,270	17,443	1.3%	(48.7)%	(33.9)%
Century Complete	3,858	11,952	15,810	4,703	15,333	20,036	(18.0)%	(22.1)%	(21.1)%
Total	34,800	26,116	60,916	35,756	44,876	80,632	(2.7)%	(41.8)%	(24.5)%

During the year ended December 31, 2025, we continued to strategically manage our lot pipeline resulting in 60,916 lots owned and controlled at December 31, 2025, compared to 80,632 at December 31, 2024. Of our total lots owned and controlled as of December 31, 2025, 57.1% were owned and 42.9% were controlled, as compared to 44.3% owned and 55.7% controlled as of December 31, 2024. The decrease in the number of controlled lots was driven by the termination of certain contracts in our markets that no longer met our investment criteria, in light of current market conditions.

Other Homebuilding Operating Data

Net new home contracts

	Year Ended
	December 31,		Increase (Decrease)
	2025	2024	Amount	% Change
West	1,379	1,490	(111)	(7.4)%
Mountain	1,689	2,005	(316)	(15.8)%
Texas	1,945	1,987	(42)	(2.1)%
Southeast	1,610	1,619	(9)	(0.6)%
Century Complete	3,703	3,575	128	3.6%
Total	10,326	10,676	(350)	(3.3)%

Net new home contracts (new home contracts net of cancellations) for the year ended December 31, 2025 decreased by 350 homes, or 3.3%, to 10,326 as compared to 10,676 for the year ended December 31, 2024.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the years ended December 31, 2025 and 2024 by segment is included in the table below:

	Year Ended December 31,		Increase (Decrease)
	2025	2024	Amount	% Change
West	3.3	4.3	(1.0)	(23.3)%
Mountain	2.8	3.5	(0.7)	(20.0)%
Texas	2.2	3.0	(0.8)	(26.7)%
Southeast	3.2	4.0	(0.8)	(20.0)%
Century Complete	2.6	2.6	—	—%
Total	2.7	3.2	(0.5)	(15.6)%

During the year ended December 31, 2025, our average monthly absorption rates decreased by 15.6% to 2.7 per month as compared to 2024, primarily driven by decreased demand during 2025 amidst homebuilding market conditions impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and broader concerns about affordability by homebuyers.

Selling communities

	Selling Communities		Average Selling Communities
	As of December 31,		Year Ended December 31,
	2025	2024	2025	2024
West	36	30	35	29
Mountain	51	49	50	48
Texas	71	78	74	56
Southeast	37	42	42	34
Century Complete	110	123	117	114
Total	305	322	318	281

Our selling communities decreased by 17 communities to 305 communities as of December 31, 2025, as compared to 322 communities at December 31, 2024. This 5.3% decrease was a result of community closeouts in excess of new community openings during the year ended December 31, 2025.

Backlog

(dollars in thousands)

	As of December 31,
	2025			2024			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	119	$69,226	$581.7	159	$100,306	$630.9	(25.2)%	(31.0)%	(7.8)%
Mountain	108	56,086	519.3	149	83,915	563.2	(27.5)%	(33.2)%	(7.8)%
Texas	136	38,964	286.5	177	54,314	306.9	(23.2)%	(28.3)%	(6.6)%
Southeast	100	42,542	425.4	107	49,778	465.2	(6.5)%	(14.5)%	(8.6)%
Century Complete	326	76,907	235.9	258	62,849	243.6	26.4%	22.4%	(3.2)%
Total / Weighted Average	789	$283,725	$359.6	850	$351,162	$413.1	(7.2)%	(19.2)%	(13.0)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of December 31, 2025, we had 789 homes in backlog, which represents a decrease of 7.2% as compared to 850 homes in backlog at December 31, 2024. The total value of our backlog was $283.7 million as of December 31, 2025 as compared to $351.2 million as of December 31, 2024. Backlog dollar value decreased 19.2% due to the decrease in the number of backlog units, and the average sales price of backlog units decreased 13.0% generally due to higher incentives and mix within individual communities.

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents, cash held in escrow and current capacity on our revolving line of credit, was $1.1 billion as of December 31, 2025, compared to $918.0 million as of December 31, 2024.

Our principal uses of capital for the year ended December 31, 2025 were our land purchases, land development, home construction, construction of multi-family rental properties, stock repurchases, dividends, and the payment of routine liabilities.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our consolidated statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we continue to acquire and develop lots in our markets when they meet our current investment criteria. During the year ended December 31, 2025, we reduced our lot pipeline by terminating certain contracts in our markets that no longer met our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. Further, finished lots and land under development comprised 43% and 32%, respectively, of our owned land inventory, concentrating a large portion of our land inventory near monetization.

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and fund our purchases of land, as well as land development, home construction activities, and other cash needs. We had $51.5 million of borrowings outstanding under our revolving line of credit as of December 31, 2025, as compared to $135.5 million outstanding as of December 31, 2024.

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

We believe that we will be able to fund our current liquidity needs for at least the next 12 months with our cash on hand, anticipated cash generated from operations, and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms based on the macro-economy and market conditions at the time. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as under our revolving line of credit, repurchase facilities, and construction loan agreements. We believe we are well positioned from a cash and liquidity standpoint to operate in an uncertain environment and to pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Long-term Liquidity and Capital Resources

Beyond the next 12 months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with anticipated cash generated from operations and cash expected to be available from our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available, or on favorable terms, especially if interest rates remain high. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as under our revolving line of credit, repurchase facilities, and construction loan agreements. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements. These obligations impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations as of December 31, 2025 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt maturities, including interest (1)	$1,806,657	$457,450	$163,449	$594,664	$591,094
Operating leases (2)	12,756	4,855	6,706	1,195	—
Total contractual obligations	$1,819,413	$462,305	$170,155	$595,859	$591,094

(1)Consists of principal payments in accordance with our revolving line of credit, mortgage repurchase facilities and long-term debt agreements, and interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of December 31, 2025. See Note 11 – Debt in the Notes to the Consolidated Financial Statements for further detail.

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

We strive to strategically manage our lot pipeline, while selectively reducing our lot pipeline by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. This balance allows us flexibility to adjust to market conditions as they develop. As of December 31, 2025, we had outstanding purchase contracts and option contracts for an aggregate of 26,116 lots totaling approximately $1.8 billion and we had an aggregate of $92.1 million of deposits for land contracts, of which $74.2 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more or less prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 11 – Debt in the Notes to the Consolidated Financial Statements. We are required to meet certain covenants, and as of December 31, 2025, we were in compliance with all such covenants and requirements under the agreements governing our revolving line of credit, mortgage repurchase facilities, and construction loan agreements. See Note 11 – Debt in the Notes to the Consolidated Financial Statements for further detail.

Our outstanding debt obligations included the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$—	$498,027
3.875% senior notes, due August 2029(1)	497,201	496,428
6.625% senior notes, due September 2033(1)	493,355	—
Other financing obligations(2)	111,820	113,454
Notes payable	1,102,376	1,107,909
Revolving line of credit	51,500	135,500
Mortgage repurchase facilities	289,269	232,804
Total debt	$1,443,145	$1,476,213

(1)The carrying value of the senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of December 31, 2025, other financing obligations included $21.5 million related to insurance premium notes and certain secured borrowings, as well as $90.3 million outstanding under construction loan agreements related to Century Living. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes, as well as $102.4 million outstanding under construction loan agreements

We may from time to time seek to refinance or increase our outstanding debt or retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, redemptions or otherwise. Such repurchases, exchanges or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may or may not be material during any particular reporting period.

Issuance of 6.625% Senior Notes Due 2033

In September 2025, we entered into an indenture with U.S. Bank Trust Company, National Association, as trustee pursuant to which we issued $500.0 million aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”). The 2033 Notes were issued at 100% of their principal amount and we received proceeds of $493.1 million, net of $6.9 million in issuance costs. The indenture contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, or on or after, September 15, 2028, and a put provision triggered by certain change of control events. The aggregate principal balance of the 2033 Notes is due in September 2033. Interest on the 2033 Notes will accrue from September 17, 2025 at a rate of 6.625% per annum, and will be payable semi-annually in cash in March and September of each year, beginning in March 2026. As of December 31, 2025, the aggregate obligation, inclusive of unamortized financing costs on the 2033 Notes, was $493.4 million.

Extinguishment of 6.750% Senior Notes Due 2027

In September 2025, we legally extinguished $500.0 million in outstanding principal of our 6.750% Senior Notes due 2027 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, totaling $511.4 million. The extinguishment transaction resulted in a loss on debt extinguishment of $1.4 million included in other expense in the consolidated statements of operations.

3.875% Senior Notes Due 2029

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% Senior Notes due 2029 (which we refer to as the “2029 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act. The 2029 Notes were issued under an Indenture, dated as of August 23, 2021, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “August 2021 Indenture,” as it may be supplemented or amended from time to time). The 2029 Notes were issued at 100% of their principal amount and we received proceeds of $493.8 million, net of $6.2 million in issuance costs. The August 2021 Indenture contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2029 Notes is due August 2029, with interest only payments due semi-annually in February and August of each year. As of December 31, 2025, the aggregate obligation, inclusive of unamortized financing costs on the 2029 Notes, was $497.2 million.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to secured construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $145.1 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Portions of the obligations under the secured construction loan agreements are guaranteed by us. Borrowings under the construction loan agreements bear interest at various rates, including floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of December 31, 2025 and 2024, $90.3 million and $102.4 million were outstanding under the construction loan agreements, respectively, with borrowings that bore a weighted average interest rate of 6.1% and 6.5% as of December 31, 2025 and 2024, respectively, and we were in compliance with all covenants thereunder. During the year ended December 31, 2025, one multi-family rental property was sold and outstanding borrowings under the related construction loan agreement were satisfied.

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

As of December 31, 2025 and 2024, $51.5 million and $135.5 million of borrowings were outstanding under the revolving line of credit, respectively, with borrowings that bore an interest rate of 5.2% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A. and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities, and Truist Bank, which provides Inspire with a committed repurchase facility, collectively providing up to an aggregate of $375.0 million as of December 31, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 13, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.4% and 6.1% as of December 31, 2025 and 2024, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2025 and 2024, we had $289.3 million and $232.8 million outstanding under the repurchase facilities, respectively, and we were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of December 31, 2025 and December 31, 2024, we had issued and outstanding letters of credit of $65.3 million and $97.5 million, respectively, and we had issued and outstanding performance and other bonds of $445.1 million and $466.0 million, respectively. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchase Program

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 2.4 million shares remained available to be repurchased as of December 31, 2025. During the year ended December 31, 2025, an aggregate of 2.3 million shares were repurchased for a total purchase price of approximately $143.6 million and a weighted average price of $63.32 per share, excluding the excise tax accrued on our net stock repurchases as a result of the Inflation Reduction Act of 2022. During the year ended December 31, 2024, an aggregate of 1.0 million shares were repurchased for a total purchase price of approximately $83.8 million at a weighted average price of $81.55 per share.

Under the terms of our stock repurchase program, shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual manner, timing, amount and value of repurchases under the stock repurchase program is determined by management at its discretion and depends on a number of factors, including, among others, the market price of our common stock, trading volume, our available cash balance, our anticipated working capital needs, other capital management objectives and opportunities, applicable legal requirements, applicable tax effects including the 1% excise tax instituted under the Inflation Reduction Act of 2022, and general market and economic conditions. We finance any stock repurchases through available cash and our revolving line of credit. Repurchases also may be made under a trading plan established under Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when we otherwise may be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. Our stock repurchase program has been approved by our Board of Directors and has no expiration date and may be extended, suspended or discontinued by our Board of Directors at any time without notice at our discretion. All shares of common stock repurchased under the program will be cancelled and returned to the status of authorized but unissued shares of common stock.

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2025 and 2024 (in thousands, except per share information):

			Year ended December 31, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783
August 13, 2025	August 27, 2025	September 10, 2025	$0.29	$8,607
November 5, 2025	November 26, 2025	December 10, 2025	$0.29	$8,425

			Year ended December 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148
November 7, 2024	November 27, 2024	December 11, 2024	$0.26	$8,122

While we expect to continue to pay quarterly cash dividends on our common stock during 2026, the declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our Board of Directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy, and general financial condition, as well as general business conditions.

Cash Flows—Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

For the years ended December 31, 2025 and 2024, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash provided by operating activities was $153.1 million during the year ended December 31, 2025 as compared to $125.7 million during the prior year. The increase in net cash provided is primarily a result of reduced expenditures associated with the construction of homes and expenditures related to land acquisition, with $1.2 billion in land acquisition and development expenditures during the year ended December 31, 2025 as compared to $1.3 billion in land acquisition and development expenditures during the year ended December 31, 2024. The increase in net cash provided was offset by (1) a $186.2 million decrease in net income during 2025 and (2) changes in cash balances held in escrow, in each case compared to the prior year.

•Net cash provided by investing activities was $44.9 million during the year ended December 31, 2025, compared to net cash used in investing activities of $232.7 million during the prior year. This change was primarily related to (1) $159.7 million in expenditures related to our acquisitions of Anglia Homes LP and Landmark Homes of Tennessee, Inc. during the year ended December 31, 2024, (2) $46.9 million in cash proceeds related to the sale of our mortgage servicing rights portfolio during the year ended December 31, 2025, and (3) $126.6 million in expenditures related to the development, construction, and management of multi-family rental properties by our Century Living segment during the year ended December 31, 2024. During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization and we determined that these operations have become part of our ordinary activities, and cash flows from development activities and the disposition of properties are now recorded as operating activities on the consolidated statement of cash flows.

•Net cash used in financing activities was $233.8 million during the year ended December 31, 2025, compared to net cash provided by financing activities of $40.3 million during the prior year. This change was primarily attributable to (1) a $219.5 million increase in net payments on our revolving credit facility, (2) a $55.0 million decrease in net borrowings under construction loan agreements and a $14.7 million increase in payments on construction loan agreements, and (3) a $59.8 million increase in stock repurchases, in each case during 2025 as compared to the prior year. The increase in cash used in financing activities was offset by a $63.0 million increase in net proceeds from our mortgage repurchase facilities.

As of December 31, 2025, our cash and cash equivalents and restricted cash balance was $139.6 million, as compared to $175.3 million as of December 31, 2024.

Supplemental Guarantor Information

Our 6.625% senior notes due 2033 (which we refer to collectively as our “2033 Notes”) and our 3.875% senior notes due 2029 (which we refer to collectively as our “2029 Notes” and collectively with our 2033 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as the “Guarantors”). Our subsidiaries associated with our Financial Services operations (which we refer to as the “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all existing and future subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of December 31, 2025, Century Communities, Inc. had $1.0 billion in total principal amount of Senior Notes outstanding.

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

Summarized Balance Sheet Data (in thousands)	December 31, 2025

Assets
Cash and cash equivalents	$96
Cash held in escrow	48,571
Accounts receivable	53,327
Inventories	3,361,158
Prepaid expenses and other assets	410,899
Property and equipment, net	69,025
Deferred tax assets, net	38,176
Goodwill	41,109
Total assets	$4,022,361
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$111,493
Accrued expenses and other liabilities	280,914
Due to Non-Guarantors	128,827
Notes payable	1,102,376
Revolving line of credit	51,500
Total liabilities	1,675,110
Stockholders’ equity	2,347,251
Total liabilities and stockholders’ equity	$4,022,361

Summarized Statements of Operations Data (in thousands)	Year Ended
December 31, 2025

Total homebuilding revenues	$3,934,423
Multi-family sales revenues	97,200
Total homebuilding cost of revenues	(3,243,266)
Cost of multi-family sales revenues	(91,849)
Selling, general and administrative expense	(504,893)
Other expense	(24,944)
Income before income tax expense	166,671
Income tax expense	(40,135)
Net income	$126,536

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

Home Sales Revenues and Profit Recognition

Under Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers, revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are delivered and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date. In order to promote sales of the homes, we may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis, and primarily include price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets.  Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $5.1 million and $8.8 million at December 31, 2025 and 2024, respectively.

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

Impairment of Inventories

We review all of our communities for indicators of impairment quarterly and record an impairment loss when conditions exist where the carrying amount of inventory is not recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values, significant decreases to gross margins, costs significantly in excess of budget, and operating cash flow losses.

When an indicator of impairment is identified, we prepare and analyze cash flows at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets, which we have determined as the community level. If the undiscounted cash flows are less than the community’s carrying value, we generally estimate the fair value using the estimated future discounted cash flows of the respective inventories. A community with a fair value less than its carrying value is impaired and is written down to fair value. Such losses, if any, are reported within homebuilding gross margin. The discount rate used in determining each asset’s fair value reflects inherent risks associated with the related estimated cash flows, as well as current risk-free rates available in the market and estimated market risk premiums. When estimating future discounted cash flows, we have utilized a weighted-average discount rate of approximately 13% in our valuations during the year ended December 31, 2025, and 14% and 12% during the years ended December 31, 2024 and 2023, respectively. The discount rate utilized was most directly impacted by the stage of construction and the estimated completion of selling efforts in the community, which were generally less than 18 months from the impairment date on average.

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

For the years ended December 31, 2025, 2024, and 2023, the following table shows the number of communities for which we identified an indicator of impairment and therefore tested for whether an impairment existed, compared to the total number of communities that existed during such period.

	Number of Communities Tested for Impairment	Total Number of Existing Communities
Year ended December 31, 2025	34	305
Year ended December 31, 2024	15	322
Year ended December 31, 2023	7	251

During the year ended December 31, 2025, we determined that inventory with a carrying value before impairment of $92.2 million, comprised of 11 communities across all of our homebuilding segments, was not recoverable. Accordingly, we recognized inventory impairment charges of $19.6 million related to communities in which we are actively selling homes, driven by our decision to increase incentives in certain communities directed at improving our sales absorptions primarily on move-in ready homes. Additionally, we recognized inventory impairment charges of $2.2 million related to a small number of individual finished lots within our Century Complete segment. In aggregate, we recognized total impairment charges of $21.8 million in order to record the inventory at fair value, primarily consisting of $7.4 million, $7.0 million, and $6.2 million for our Mountain, Century Complete, and Southeast segments, respectively. During the year ended December 31, 2024, we recorded impairment charges of $8.8 million for 9 communities and during the year ended December 31, 2023, we recorded impairment charges of $1.9 million for 5 communities. Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year amounts have been reclassified to conform to this presentation.

Self-Insurance

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. The reserve is recorded on an undiscounted basis at the time revenue is recognized for each home closing. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. As of December 31, 2025, our self-insurance reserve for incurred but not reported construction defect claims was $42.1 million, compared to $33.0 million as of December 31, 2024. The self-insurance reserve estimate requires significant management judgment and assumptions, and is based on a third-party actuarial analysis that relies primarily upon industry data and partially on our historical claims to estimate overall costs. These estimates are subject to uncertainty due to a variety of factors, the most significant being the long period of time between the delivery of a home to a homebuyer and when a construction defect claim may be made, and the ultimate resolution of any such construction defect claim. Though state regulations vary, construction defect claims are reported and resolved over a long period of time, which can extend for 10 years or more. As a result, the majority of the estimated self-insurance liability based on the actuarial analysis relates to claims incurred but not yet reported. Assumptions used in developing estimates can fluctuate as a result of unforeseen developments in claims relative to markets in which we operate, inflation rates, regulatory or legal changes, and other factors. While we believe our estimates are reasonable and provide for a certain degree of coverage to account for these variables, actual claims and costs could differ significantly from recorded reserves. Amounts accrued are included in accrued expenses and other liabilities on consolidated balance sheets and adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. We increased our self-insurance reserve by $1.3 million during the year ended December 31, 2025, and we reduced our self-insurance reserve by $0.8 million during the year ended December 31, 2024.

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

Non-GAAP Financial Measures

In this Form 10-K, we use certain non-GAAP financial measures, including adjusted homebuilding gross margin, EBITDA, adjusted EBITDA, net homebuilding debt to net capital, and adjusted net income and adjusted diluted earnings per share. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented. Below are explanations regarding our use of EBITDA, adjusted EBITDA, net homebuilding debt to net capital, and adjusted net income and adjusted diluted earnings per share and reconciliations of these non-GAAP financial measures to the most comparable GAAP measure. Our explanation regarding our use of adjusted homebuilding gross margin and the reconciliation of this non-GAAP financial measure to the most comparable GAAP measure can be found under the heading “—Results of Operations – Years Ended December 31, 2025 and 2024—Homebuilding Gross Margin.”

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the years ended December 31, 2025 and 2024. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before inventory impairment, abandonment of lot option contracts, stock-based compensation expense, restructuring costs, loss on debt extinguishment, impairment on other investment, and purchase price accounting for acquired work in process inventory, in each case as applicable during a period. We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

(dollars in thousands)

	Year Ended December 31,
	2025	2024	% Change
Net income	$147,597	$333,816	(55.8)%
Income tax expense	46,815	106,244	(55.9)%
Interest in cost of home sales revenues	60,738	60,286	0.7%
Interest expense (income)	4,657	(2,733)	(270.4)%
Depreciation and amortization expense	24,823	24,286	2.2%
EBITDA	$284,630	$521,899	(45.5)%
Inventory impairment	21,816	8,778	148.5%
Abandonment of lot option contracts (1)	11,158	6,036	84.9%
Stock-based compensation expense (2)	20,120	27,868	(27.8)%
Restructuring costs	2,245	—	NM
Loss on debt extinguishment	1,361	—	NM
Impairment on other investment	—	9,902	NM
Purchase price accounting for acquired work in process inventory	8,375	9,443	(11.3)%
Adjusted EBITDA	$349,705	$583,926	(40.1)%

NM – Not Meaningful

(1)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted EBITDA calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

(2)Beginning in the fourth quarter of 2025, we added “Stock-based compensation expense” as an adjustment in our non-GAAP adjusted EBITDA calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

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

(dollars in thousands)

	December 31,	December 31,
	2025	2024
Notes payable	$1,102,376	$1,107,909
Revolving line of credit	51,500	135,500
Construction loan agreements	(90,269)	(102,436)
Total homebuilding debt	1,063,607	1,140,973
Total stockholders' equity	2,591,732	2,620,856
Total capital	$3,655,339	$3,761,829
Homebuilding debt to capital	29.1%	30.3%

Total homebuilding debt	$1,063,607	$1,140,973
Cash and cash equivalents	(109,443)	(149,998)
Cash held in escrow	(48,571)	(3,004)
Net homebuilding debt	905,593	987,971
Total stockholders' equity	2,591,732	2,620,856
Net capital	$3,497,325	$3,608,827

Net homebuilding debt to net capital	25.9%	27.4%

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

(in thousands, except share and per share information)

	Year Ended December 31,
	2025	2024
Numerator
Net income	$147,597	$333,816
Denominator
Weighted average common shares outstanding - basic	29,994,465	31,510,282
Dilutive effect of stock-based compensation awards	365,523	600,553
Weighted average common shares outstanding - diluted	30,359,988	32,110,835
Earnings per share:
Basic	$4.92	$10.59
Diluted	$4.86	$10.40

Adjusted earnings per share
Numerator
Net income	$147,597	$333,816
Income tax expense	46,815	106,244
Income before income tax expense	194,412	440,060
Inventory impairment	21,816	8,778
Abandonment of lot option contracts (1)	11,158	6,036
Restructuring costs	2,245	—
Loss on debt extinguishment	1,361	—
Impairment on other investment	—	9,902
Purchase price accounting for acquired work in process inventory	8,375	9,443
Adjusted income before income tax expense	239,367	474,219
Adjusted income tax expense(2)	(57,640)	(114,491)
Adjusted net income	$181,727	$359,728

Denominator - Diluted	30,359,988	32,110,835

Adjusted diluted earnings per share	$5.99	$11.20

(1)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted net income calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

(2)The tax rates used in calculating adjusted net income for the years ended December 31, 2025 and 2024 were 24.1% and 24.1%, respectively, which reflect our GAAP tax rates for the applicable period.

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

Our Financial Services business, which is significantly tied to the sale of our homes, utilizes mortgage-backed securities forward commitments, option contracts and investor commitments to protect the value of rate-locked commitments and loans held for sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held for sale, we typically use derivative financial instruments to economically hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also typically hedge our interest rate exposure through entering into interest rate swap futures.

The following table presents principal cash flows by scheduled maturity, weighted average effective interest rates and the estimated fair value of our debt obligations as of December 31, 2025. Weighted average variable interest rates are based on the variable interest rates at December 31, 2025.

(dollars in thousands)

								Fair Value at
	Fiscal Year Ending December 31,							December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	2025
Fixed Rate	$21,551	$—	$—	$500,000	$—	$500,000	$1,021,551	$998,451
Average Interest Rate	5.8%	—%	—%	3.9%	—%	6.6%	5.3%
Variable Rate	$364,210	$—	$51,500	$15,328	—	$—	$431,038	$431,038
Average Interest rate	5.5%	—%	5.2%	6.6%	—%	—%	5.5%

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes approximately three to four months to construct a new home, we typically deliver more homes in the second half of the year as spring and summer home starts convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of our cash receipts from home deliveries occurs during the second half of the year. This seasonality pattern may be affected by volatility in the homebuilding industry, supply chain challenges, subcontractor and labor shortages, and changes in demand for our homes.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Form 10-K. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our internal control over financial reporting is a process designed under the supervision of our co-principal executive officers and principal financial officer. During 2025, our management conducted an assessment of the internal control over financial reporting based upon criteria established in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our management’s assessment, which included a comprehensive review of the design and operating effectiveness of our internal control over financial reporting, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the fourth quarter of 2025 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Century Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Century Communities, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Century Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated January 28, 2026 expressed an unqualified opinion thereon.

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

January 28, 2026

ITEM 9B.    OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Proposal No. 1 Election of Directors—Information about Director Nominees” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report (which we refer to as our “2026 Proxy Statement”).

Executive Officers

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Executive Officers” in our 2026 Proxy Statement.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics, which applies to all of our directors, executive officers and employees, is available in the “Investors—Corporate Governance—Governance Documents” section of our website located at www.centurycommunities.com. In addition, printed copies of our Code of Business Conduct and Ethics are available upon written request to Century Communities, Inc., 8390 East Crescent Parkway, Suite 650, Greenwood Village, Colorado 80111, Attention: Corporate Secretary. Any waiver of our Code of Business Conduct and Ethics for our executive officers, directors, or any employees may be made only by the Nominating and Corporate Governance Committee of the Board of Directors and will be promptly disclosed as required by law and NYSE listing standards. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE listing standards regarding amendments to or waivers from any provision of our Code of Business Conduct and Ethics by posting such information in the “Investors—Corporate Governance—Governance Documents” section of our website located at www.centurycommunities.com.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our insider trading policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and NYSE listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Changes to Nomination Procedures

During the fourth quarter of 2025, we did not make any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors, as described in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Audit Committee Matters

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Corporate Governance—Audit Committee” in our 2026 Proxy Statement.

Item 11.    Executive Compensation.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation” in our 2026 Proxy Statement, except for the information in such sections of our 2026 Proxy Statement where it is specifically stated that such information is not incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” in our 2026 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Director Independence” in our 2026 Proxy Statement.

Item 14.    Principal AccountAnt Fees and Services.

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2026 Proxy Statement.

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

4.4

Form of 3.875% Senior Notes due 2029 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 23, 2021 (File No. 001-36491)).

4.5

Indenture (including form of 6.625% Senior Notes due 2033), dated as of September 17, 2025, by and among Century Communities, Inc., the Guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2025 (File No. 001-36491)).

4.6

Form of 6.625% Senior Notes due 2033 (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on September 17, 2025 (File No. 001-36491)).

10.1†

Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2022 (File No. 001-36491)).

10.2†

Form of Employee Performance Share Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-36491)).

10.3†

Form of Employee Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2022 (File No. 001-36491)).

10.4†

Form of Executive Chairman and Chief Executive Officer Restricted Stock Unit Award Agreement for use with the Century Communities, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 5, 2022 (File No. 001-36491)).

10.5†

Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2019 (File No. 001-36491)).

10.6†

Amended and Restated Employment Agreement, effective as of January 1, 2025, between Century Communities, Inc. and Dale Francescon (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on December 27, 2024 (File No. 001-36491)).

10.7†

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

10.9†

Form of Confidentiality and Non-Solicitation Agreement between Century Communities, Inc. and each of its employees (incorporated by reference to Exhibit 10.14 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36491).

10.10*

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

10.11*

Incremental Joinder Agreement, dated as of April 22, 2025, among Citizens Bank, N.A., as Incremental Lender, and each of the signatories to the Credit Agreement, dated as of November 1, 2024, among Century Communities, Inc., the Lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Century Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (File No. 001-36491)).

10.12*

Purchase Agreement, dated August 3, 2021, among Century Communities, Inc., the Guarantors party thereto, and BofA Securities, Inc., as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on August 5, 2021 (File No. 001-36491)).

10.13*

Purchase Agreement, dated September 3, 2025, among Century Communities, Inc., the Guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on September 4, 2025 (File No. 001-36491)).

19.1

Century Communities, Inc. Insider Trading Policy, Amended and Restated as of November 7, 2024 (incorporated by reference to Exhibit 19.1 to Century Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-36491).

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

Century Communities, Inc.

Date: January 28, 2026	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman (Co-Principal Executive Officer)

Date: January 28, 2026	By:	/s/ Robert J. Francescon
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

Signature	Title	Date

/s/ Dale Francescon Dale Francescon	Executive Chairman (Co-Principal Executive Officer)	January 28, 2026

/s/ Robert J. Francescon Robert J. Francescon	Chief Executive Officer, President and Director (Co-Principal Executive Officer)	January 28, 2026

/s/ J. Scott Dixon J. Scott Dixon	Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2026

/s/ Patricia L. Arvielo Patricia L. Arvielo	Director	January 28, 2026

/s/ John P. Box John P. Box	Director	January 28, 2026

/s/ Keith R. Guericke Keith R. Guericke	Director	January 28, 2026
/s/ James M. Lippman James M. Lippman	Director	January 28, 2026
/s/ Elisa Zúñiga Ramírez Elisa Zúñiga Ramírez	Director	January 28, 2026

CENTURY COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Century Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Century Communities, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2026 expressed an unqualified opinion thereon.

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

Indicators of Impairment of Homebuilding Inventories
Description of the Matter

At December 31, 2025, the Company reported inventories of approximately $3.4 billion. The Company’s inventories are inclusive of pre-acquisition, land, land development, and other allocated costs, including interest, during periods of entitlement, development and home construction. As more fully described in Note 1 to the consolidated financial statements, the Company reviews for events or circumstances that indicate the carrying amount of its homebuilding inventories may be impaired. The evaluation of indicators of impairment includes, but is not limited to, judgments based on factors such as significant decreases in local housing market values, significant decreases to gross margins, costs significantly in excess of budget, and operating cash flow losses. The Company recorded inventory impairment charges of $21.8 million during the year ended December 31, 2025.

Auditing the Company’s evaluation for indicators of impairment requires a higher degree of auditor judgment in the identification and evaluation of events or changes in circumstances that may indicate the carrying amount of a community’s inventory balance is not recoverable. Differences or changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the inventory impairment evaluation process, including controls over management’s determination and review of the information used in the impairment indicator analysis.

Our audit procedures to test the Company's evaluation for indicators of impairment included, among others, evaluating management’s judgments applied in determining whether indicators of impairment were present and testing the completeness and accuracy of information used in management’s assessment. We also independently evaluated internal and external information to identify communities with potential indicators of impairment, considering historical operating results and current market conditions; performed inquiries of management including personnel involved in operations; and inspected meeting minutes and materials provided to the Board of Directors to identify information relevant to the impairment evaluation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Denver, Colorado

January 28, 2026

Century Communities, Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$109,443	$149,998
Cash held in escrow	48,571	3,004
Accounts receivable	57,242	50,318
Inventories	3,361,158	3,454,337
Mortgage loans held for sale	299,145	236,926
Prepaid expenses and other assets	435,683	419,384
Property and equipment, net	69,368	155,176
Deferred tax assets, net	38,176	22,220
Goodwill	41,109	41,109
Total assets	$4,459,895	$4,532,472
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$114,416	$133,086
Accrued expenses and other liabilities	310,602	302,317
Notes payable	1,102,376	1,107,909
Revolving line of credit	51,500	135,500
Mortgage repurchase facilities	289,269	232,804
Total liabilities	1,868,163	1,911,616
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,050,515 and 30,961,227 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	291	310
Additional paid-in capital	385,962	526,959
Retained earnings	2,205,479	2,093,587
Total stockholders' equity	2,591,732	2,620,856
Total liabilities and stockholders' equity	$4,459,895	$4,532,472

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Homebuilding revenues
Home sales revenues	$3,926,411	$4,302,638	$3,604,434
Land sales and other revenues	8,012	2,753	7,528
Total homebuilding revenues	3,934,423	4,305,391	3,611,962
Multi-family sales revenues	97,200	—	—
Financial services revenues	86,193	92,897	80,223
Total revenues	4,117,816	4,398,288	3,692,185
Homebuilding cost of revenues
Cost of home sales revenues	(3,235,679)	(3,377,909)	(2,840,313)
Cost of land sales and other revenues	(7,587)	(207)	(2,147)
Total homebuilding cost of revenues	(3,243,266)	(3,378,116)	(2,842,460)
Cost of multi-family sales revenues	(91,849)	—	—
Financial services costs	(67,006)	(66,185)	(48,660)
Selling, general and administrative expense	(504,893)	(516,489)	(447,311)
Other income (expense), net	(16,390)	2,562	(2,924)
Income before income tax expense	194,412	440,060	350,830
Income tax expense	(46,815)	(106,244)	(91,606)
Net income	$147,597	$333,816	$259,224

Earnings per share:
Basic	$4.92	$10.59	$8.12
Diluted	$4.86	$10.40	$8.05
Weighted average common shares outstanding:
Basic	29,994,465	31,510,282	31,918,942
Diluted	30,359,988	32,110,835	32,209,359

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

			Additional		Total
			Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2022	31,773	$318	$584,803	$1,565,094	$2,150,215
Settlement of stock-based compensation awards	450	4	(4)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(170)	(2)	(10,670)	—	(10,672)
Repurchases of common stock	(278)	(2)	(19,225)	—	(19,227)
Stock-based compensation expense	—	—	36,777	—	36,777
Cash dividends declared and dividend equivalents	—	—	1,308	(30,689)	(29,381)
Net income	—	—	—	259,224	259,224
Balance at December 31, 2023	31,775	$318	$592,989	$1,793,629	$2,386,936
Settlement of stock-based compensation awards	335	3	(3)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(121)	(1)	(10,472)	—	(10,473)
Repurchases of common stock	(1,028)	(10)	(83,828)	—	(83,838)
Excise tax on repurchases of common stock	—	—	(702)	—	(702)
Stock-based compensation expense	—	—	27,868	—	27,868
Cash dividends declared and dividend equivalents	—	—	1,107	(33,858)	(32,751)
Net income	—	—	—	333,816	333,816
Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856
Settlement of stock-based compensation awards	585	6	(6)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(227)	(2)	(17,304)	—	(17,306)
Repurchases of common stock	(2,268)	(23)	(143,606)	—	(143,629)
Excise tax on repurchases of common stock	—	—	(1,169)	—	(1,169)
Stock-based compensation expense	—	—	20,120	—	20,120
Cash dividends declared and dividend equivalents	—	—	968	(35,705)	(34,737)
Net income	—	—	—	147,597	147,597
Balance at December 31, 2025	29,051	$291	$385,962	$2,205,479	$2,591,732

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$147,597	$333,816	$259,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,823	24,286	15,774
Stock-based compensation expense	20,120	27,868	36,777
Fair value adjustments of mortgage-related assets and liabilities	3,764	(1,584)	1,642
Loss on debt extinguishment	1,361	—	—
Inventory impairment	21,816	8,778	1,877
Impairment on other investment	—	9,902	—
Abandonment of lot option contracts	11,158	6,036	3,373
Deferred income taxes	(15,956)	(5,222)	3,858
Other	759	(24,545)	1,922
Changes in assets and liabilities:
Cash held in escrow	(45,567)	98,841	(45,276)
Accounts receivable	(6,924)	26,501	(23,416)
Inventories	41,132	(313,674)	(185,095)
Mortgage loans held for sale	(63,277)	6,087	(45,719)
Prepaid expenses and other assets	24,663	(50,951)	(15,615)
Accounts payable	(18,670)	(15,571)	40,339
Accrued expenses and other liabilities	6,282	(4,873)	(8,037)
Net cash provided by operating activities	153,081	125,695	41,628
Investing activities
Purchases of property and equipment	(28,767)	(38,970)	(43,318)
Proceeds from sale of property and equipment	24,659	11,788	178
Proceeds from sale of mortgage servicing rights	46,856	—	—
Expenditures related to development of rental properties	—	(126,578)	(88,538)
Proceeds from sale of rental properties	—	91,250	—
Payments for business combinations	—	(159,706)	—
Other investing activities	2,163	(10,474)	(302)
Net cash provided by (used in) investing activities	44,911	(232,690)	(131,980)
Financing activities
Borrowings under revolving credit facility	2,889,000	1,901,000	150,000
Payments on revolving credit facility	(2,973,000)	(1,765,500)	(150,000)
Proceeds from issuance of senior notes due 2033	500,000	—	—
Extinguishment of senior notes due 2027	(500,000)	—	—
Borrowing under construction loan agreements	41,450	96,464	37,506
Payments on construction loan agreements	(53,618)	(38,923)	—
Proceeds from issuance of insurance premium notes and other	29,050	19,618	26,511
Principal payments on insurance premium notes and other	(18,518)	(33,310)	(22,546)
Debt issuance costs	(8,233)	(5,461)	—
Net proceeds (payments) for mortgage repurchase facilities	56,465	(6,494)	41,672
Withholding of common stock upon settlement of stock-based compensation awards	(17,306)	(10,473)	(10,672)
Repurchases of common stock under stock repurchase program	(143,629)	(83,838)	(19,227)
Payments for excise tax on repurchases of common stock	(685)	(17)	—
Dividend payments	(34,737)	(32,751)	(29,381)
Net cash (used in) provided by financing activities	(233,761)	40,315	23,863
Net decrease	$(35,769)	$(66,680)	$(66,489)
Cash and cash equivalents and Restricted cash
Beginning of period	175,323	242,003	308,492
End of period	$139,554	$175,323	$242,003
Supplemental cash flow disclosure
Cash paid for income taxes	$53,677	$102,384	$80,380
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$109,443	$149,998	$226,150
Restricted cash (Note 7)	30,111	25,325	15,853
Cash and cash equivalents and Restricted cash	$139,554	$175,323	$242,003

See Notes to Consolidated Financial Statements.

Century Communities, Inc.

Notes to the Consolidated Financial Statements

December 31, 2025, 2024 and 2023

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Century Communities, Inc. (which we refer to as “we,” “CCS,” or the “Company”), together with its subsidiaries, is engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 16 states. In many of our projects, in addition to building homes, we entitle and develop the underlying land.  We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand has an emphasis on serving the affordable homebuilding market but offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the limited ability to personalize their homes through certain option and upgrade selections. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios, centralized locations and the internet, and generally provides no option or upgrade selections.

Our homebuilding operations are organized into the following five reportable segments: West, Mountain, Texas, Southeast, and Century Complete. Our indirect wholly-owned subsidiaries, Inspire Home Loans Inc., Parkway Title, LLC, IHL Home Insurance Agency, LLC, and IHL Escrow Inc., which provide mortgage, title, insurance brokerage, and escrow services, respectively, primarily to our homebuyers, have been identified as our Financial Services segment. Additionally, our Century Living segment is engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation, including the presentation of inventory impairment. Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Cash Held in Escrow

Cash held in escrow consists of amounts related to the proceeds from home closings held for our benefit in escrow, which are typically held for a few days.

Accounts Receivable

Accounts receivable primarily consists of rebates receivables, receivables due from utility companies, improvement districts, and municipalities, receivables under insurance policies, and income tax receivables.

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

We review all of our communities for indicators of impairment quarterly and record an impairment loss when conditions exist where the carrying amount of inventory is not recoverable and exceeds its fair value. Indicators of impairment include, but are not limited to, significant decreases in local housing market values, significant decreases to gross margins, costs significantly in excess of budget, and operating cash flow losses.

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

During the year ended December 31, 2025, we determined that inventory with a carrying value before impairment of $92.2 million, comprised of 11 communities across all of our homebuilding segments, was not recoverable. Accordingly, we recognized inventory impairment charges of $19.6 million related to communities in which we are actively selling homes, and additional inventory impairment charges of $2.2 million related to a small number of individual finished lots. In aggregate, we recognized total impairment charges of $21.8 million in order to record the inventory at fair value. During the year ended December 31, 2024, we recorded impairment charges of $8.8 million for 9 communities and during the year ended December 31, 2023, we recorded impairment charges of $1.9 million for 5 communities. Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year amounts have been reclassified to conform to this presentation.

Home Sales Revenues and Profit Recognition

As defined in the Accounting Standards Codification (which we refer to as “ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenues from home sales and the related profit are recorded when our performance obligations are satisfied, which generally occurs when the respective homes are delivered and title has passed to our homebuyers. We generally satisfy our performance obligations in less than one year from the contract date.  In order to promote sales of the homes, we may offer sales incentives to homebuyers. The types of incentives vary on a community-by-community basis and home-by-home basis, and primarily include price discounts on individual homes and financing incentives, all of which are reflected as a reduction of home sales revenues. Proceeds from home closings that are held for our benefit in escrow, are presented as cash held in escrow on our consolidated balance sheets. Cash held for our benefit in escrow is typically held by the escrow agent for a few days. When it is determined that the earnings process is not complete and we have remaining performance obligations that are material in the context of the contract, the related revenue and costs are deferred for recognition in future periods until those performance obligations have been satisfied. Prior to satisfying our performance obligations, we typically receive deposits from customers related to sold but undelivered homes and we collect these deposits at the time a homebuyer’s contract is accepted. These deposits are classified as earnest money deposits and are included in accrued expenses and other liabilities on our consolidated balance sheets. Earnest money deposits totaled $5.1 million and $8.8 million at December 31, 2025 and 2024, respectively.

Performance Deposits

We are occasionally required to make a land, bond, and utility cash deposits as each new development is started. These amounts typically are refundable as homes are delivered, or development obligations are completed. Performance deposits are included in prepaid expenses and other assets on the consolidated balance sheets.

Lot Option and Escrow Deposits

We enter into lot option and purchase agreements with unrelated parties to acquire lots for the construction of homes. Under these agreements, we have paid deposits, which in many cases are non-refundable, in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Lot option and escrow deposits are included in prepaid expenses and other assets on the consolidated balance sheets. We charge to expense non-refundable deposit and capitalized pre-acquisition costs, when it is probable that the lots will not be acquired.  During the year ended December 31, 2025, 2024, and 2023 we terminated certain contracts in our markets that no longer met our investment criteria, resulting in a charges of $11.2 million, $6.0 million, and $3.4 million, respectively, which are included in other expense in our consolidated statements of operations.

Model Homes and Sales Facilities

Costs related to our model homes and sales facilities are treated in one of three ways depending on their nature. Costs directly attributable to the home including upgrades that are permanent and sold with the home are capitalized to inventory and included in cost of home sales revenues when the unit is delivered to the homebuyer. Marketing related costs, such as non-permanent signage, brochures and marketing materials as well as the cost to convert the model into a saleable unit are expensed as incurred. Costs to furnish the model home sites, permanent signage, and construction of sales facilities are capitalized to property and equipment and depreciated over the estimated life of the community based on the number of lots in the community which typically range from 1 to 4 years.

Multi-family Rental Properties

Our Century Living segment is engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado. During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization. Accordingly, we have determined that these multi-family rental operations have become part of our ordinary activities, and revenue is recognized from the sale of these properties when performance obligations are satisfied, generally when the respective properties are delivered and title has passed to the buyers, as multi-family sales revenues on the consolidated statement of operations. Rental income and expenses from these properties during lease-up is recognized within other income (expense), net on the consolidated statement of operations. We record multi-family rental property inventory within prepaid and other assets on the consolidated balance sheet, and cash flows from development activities and the disposition of properties are recorded as operating activities on the consolidated statement of cash flows.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense on the straight-line basis over the estimated useful life of each asset.

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

	Years
Leasehold improvements, furniture and fixtures, and other	1	-	7
Buildings and improvements	30	-	40
Machinery and equipment	5	-	25
Model furnishings	1	-	4
Computer hardware and software	1	-	3

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

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the consolidated statements of operations, and include (1) net gain on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium, where applicable; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, credits, commitment fees, and discount points charged to reduce interest rates.

Financial service costs on the consolidated statements of operations primarily consist of general and administrative costs to support our mortgage, title, insurance brokerage and escrow services.

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

The fair value of our restricted stock units and awards in the form of unrestricted shares of common stock is equal to the closing price of our common stock as reported by the New York Stock Exchange on the date of grant. The fair value of performance share units is equal to the closing price of our common stock as reported by the New York Stock Exchange on the date of grant, and if subject to mandatory post-vesting holding periods, an illiquidity discount is applied to reflect the impact of those restrictions on fair value. Stock-based compensation expense for performance share units is measured using the grant date fair value and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized on a straight-line basis over the performance period. Stock-based compensation expense for awards subject to performance conditions is only recognized for performance share units that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. For performance share units that also include market conditions, we estimate fair value using a Monte Carlo simulation model. Stock-based compensation expense for awards subject to market conditions is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service has been met. The performance share units granted during the fiscal years ended December 31, 2025, 2024 and 2023 have three-year performance-based metrics measured over performance periods ending on December 31 for each three-year period, and the performance share units granted during the year ended December 31, 2025 are also subject to adjustment based on certain market conditions.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of its assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company records a corresponding valuation allowance against the deferred tax asset. As of December 31, 2025 and 2024, we had no valuation allowance recorded against our deferred tax assets.

In addition, when it is more likely than not that a tax position will be sustained upon examination by a tax authority that has full knowledge of all relevant information, the Company measures the amount of tax benefit from the position and records the largest amount of tax benefit that is more likely than not of being realized after settlement with a tax authority. The Company’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes on the consolidated statements of operations. As of December 31, 2025 and 2024 we had no reserves for uncertain tax positions.

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

Goodwill

We evaluate goodwill for possible impairment in accordance with ASC 350, Intangibles–Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We perform a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount.

If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we will proceed to a quantitative assessment where we calculate the fair value of the reporting unit based on discounted future cash flows. If the quantitative assessment indicates that the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As a result of the annual qualitative assessments performed during fiscal years 2025 and 2024, no goodwill impairment charges were recorded as of December 31, 2025 and 2024.

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

As a result of our analysis, we determined that as of December 31, 2025 and 2024, we were not the primary beneficiary of any VIE from which we have acquired rights to land under the land option contract. As of December 31, 2025 and 2024, we had non-refundable cash deposits totaling $74.2 million and $54.7 million, respectively, classified in prepaid expenses and other assets in our consolidated balance sheets for land option contracts. The non-refundable deposit is our maximum exposure to loss for the transactions as of December 31, 2025 and 2024, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and totaled $32.3 million, $22.8 million and $14.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising and marketing costs are included in selling, general and administrative expense on the consolidated statements of operations.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. ASU 2023-09 became effective for our fiscal year ending December 31, 2025 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See Note 13 – Income Taxes.

2. Reporting Segments

Our homebuilding operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in 16 states. We build and sell homes under our Century Communities and Century Complete brands. Our Century Communities brand is managed by geographic location, and each of our four geographic regions offers a wide range of buyer profiles including: entry-level, first and second time move-up, and lifestyle homebuyers, and provides our homebuyers with the limited ability to personalize their homes through certain option and upgrade selections. Each of our four geographic regions is considered a separate operating segment. Our Century Complete brand targets entry-level homebuyers, primarily sells homes through retail studios, centralized locations, and the internet, and generally provides no option or upgrade selections. Our Century Complete brand currently has operations in nine states and is managed separately from our four geographic regions, and it is considered a separate operating segment.

Accordingly, we have presented our homebuilding operations as the following reportable segments as of December 31, 2025:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, North Carolina, South Carolina)

We have identified our Financial Services operations, which provide mortgage, title, insurance brokerage and escrow services to our homebuyers, and Century Living, which is engaged in the development, construction, management, and sales of multi-family rental properties currently all located in Colorado, as reportable segments.

Our Corporate operations are a non-operating segment, as it serves to support our homebuilding operations, and to a lesser extent our Financial Services operations, through various functions, such as our executive, finance, treasury, human resources, accounting and legal departments.

Beginning in the first quarter of 2025, we have separately reported our Century Living segment as a reportable segment, which was previously included in our Corporate segment, in order to reflect the distinct nature of our multi-family rental operations. Accordingly, we have recast the corresponding segment information as of December 31, 2024 and for the years ended December 31, 2024 and 2023.

During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization. Accordingly, we have determined that these multi-family rental operations have become part of our ordinary activities, and revenue is recognized from the sale of these properties when performance obligations are satisfied, generally when the respective properties are delivered and title has passed to the buyers, and rental income and expenses from these properties during lease-up is recognized as other income (expense), net on the consolidated statement of operations. We record multi-family rental property inventory within prepaid and other assets on the consolidated balance sheet, and cash flows from development activities and the disposition of properties are recorded as operating activities on the consolidated statement of cash flows.

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

The following table summarizes total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Year Ended December 31, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$834,756	$884,402	$580,626	$682,080	$952,559	$86,193	$97,200	$—	$4,117,816
Cost of home sales revenues	(674,098)	(735,405)	(481,513)	(557,498)	(789,210)	—	—	2,045	(3,235,679)
Cost of multi-family sales revenues	—	—	—	—	—	—	(91,849)	—	(91,849)
Financial services costs	—	—	—	—	—	(67,006)	—	—	(67,006)
Selling, general and administrative expense	(70,811)	(80,715)	(66,655)	(64,146)	(95,352)	—	(1,166)	(126,048)	(504,893)
Other segment items (1)	(5,370)	(9,496)	(728)	(3,400)	(3,153)	—	684	(2,514)	(23,977)
Income (loss) before tax expense	$84,477	$58,786	$31,730	$57,036	$64,844	$19,187	$4,869	$(126,517)	$194,412

	Year Ended December 31, 2024
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$901,889	$1,077,473	$627,071	$701,508	$997,450	$92,897	$—	$—	$4,398,288
Cost of home sales	(689,566)	(855,579)	(502,106)	(534,518)	(787,792)	—	—	(8,348)	(3,377,909)
Financial services costs	—	—	—	—	—	(66,185)	—	—	(66,185)
Selling, general and administrative expense	(68,505)	(87,892)	(66,579)	(63,294)	(98,919)	—	(2,744)	(128,556)	(516,489)
Other segment items (1)	(1,404)	(4,130)	(340)	(1,605)	(1,957)	—	22,155	(10,364)	2,355
Income (loss) before tax expense	$142,414	$129,872	$58,046	$102,091	$108,782	$26,712	$19,411	$(147,268)	$440,060

	Year Ended December 31, 2023
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$667,269	$967,240	$461,414	$595,474	$920,565	$80,223	$—	$—	$3,692,185
Cost of home sales	(522,404)	(768,421)	(374,370)	(433,700)	(733,407)	—	—	(8,011)	(2,840,313)
Financial services costs	—	—	—	—	—	(48,660)	—	—	(48,660)
Selling, general and administrative expense	(54,964)	(79,646)	(42,814)	(52,761)	(87,736)	—	(2,341)	(127,049)	(447,311)
Other segment items (1)	(398)	(5,215)	(439)	(2,010)	(379)	—	(183)	3,553	(5,071)
Income (loss) before tax expense	$89,503	$113,958	$43,791	$107,003	$99,043	$31,563	$(2,524)	$(131,507)	$350,830

(1)Includes cost of land sales and other revenues, and other income (expense), net

The following table summarizes total assets by segment (in thousands):

	December 31,	December 31,
	2025	2024
West	$891,808	$780,991
Mountain	941,617	1,026,047
Texas	891,763	834,815
Southeast	581,228	616,747
Century Complete	389,954	468,256
Financial Services	436,515	478,730
Century Living	198,815	217,899
Corporate	128,195	108,987
Total assets	$4,459,895	$4,532,472

Century Living assets include primarily multi-family rental properties under construction and properties that are in lease-up, which are included in prepaid and other assets on the consolidated balance sheets. Corporate assets include primarily costs associated with certain cash and cash equivalents, certain property and equipment, deferred tax assets, certain receivables, and certain prepaids and other assets, including prepaid insurance.

3. Business Combinations

On January 22, 2024, we closed on the acquisition of substantially all the assets and assumed certain liabilities of Landmark Homes of Tennessee, Inc. (“Landmark”), a homebuilder with operations, including six active communities, in Nashville, Tennessee, for approximately $33.4 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represents a business combination. During the year ended December 31, 2024, we incurred $0.1 million in acquisition costs, which are reflected in other expense in our consolidated statements of operations.

On July 31, 2024, we closed on the acquisition of substantially all the assets and operations and assumed certain liabilities of Anglia Homes LP (“Anglia”), a homebuilder with operations, including 26 active communities, in the greater Houston, Texas area, for approximately $127.0 million in cash, inclusive of customary holdbacks. We concluded that the acquisition represents a business combination, as we determined that the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets, and the acquired assets and processes have the ability to create outputs in the form of revenue from the sale of single-family residences. During the year ended December 31, 2024, we incurred $0.5 million in acquisition costs, which are reflected in other expense in our consolidated statements of operations.

4. Inventories

Inventories included the following (in thousands):

	December 31,	December 31,
	2025	2024
Homes under construction	$1,213,810	$1,614,630
Land and land development	2,046,438	1,755,382
Capitalized interest	100,910	84,325
Total inventories	$3,361,158	$3,454,337

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

As of December 31, 2025 and 2024, Inspire had mortgage loans held for sale with an aggregate fair value of $299.1 million and $236.9 million, respectively, and an aggregate outstanding principal balance of $304.9 million and $241.6 million, respectively. The change in fair value for mortgage loans held for sale resulted in losses of $1.1 million and $8.8 million during the years ended December 31, 2025 and 2024, respectively, and resulted in a gain of $2.6 million during the year ended December 31, 2023, which are included in financial services revenue on the consolidated statements of operations.

During the second quarter of 2025, we sold mortgage servicing rights with an unpaid principal balance of approximately $3.0 billion. The total unpaid principal balance of mortgage loans serviced at December 31, 2025 and December 31, 2024 was $769.4 million and $2.9 billion, respectively. Refer to Note 14 – Fair Value Disclosures for further information regarding our mortgage loans held for sale and mortgage servicing rights.

Net gain on the sale of mortgage loans was $55.7 million, $59.7 million, and $54.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in financial services revenue on the consolidated statements of operations.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate outstanding principal balance of $67.5 million and $76.3 million at December 31, 2025 and 2024, respectively, and carried a weighted average interest rate of approximately 4.7% and 5.5%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Refer to Note 14 – Fair Value Disclosures for further information regarding our derivative instruments.

6. Property and Equipment

Property and equipment included the following (in thousands):

	December 31,	December 31,
	2025	2024
Land	$1,252	$9,209
Buildings and improvements	14,989	91,952
Leasehold improvements, furniture and fixtures, and other	12,349	15,306
Machinery and equipment	28,079	28,079
Model furnishings	37,640	30,003
Computer hardware and software	11,360	12,864
Property and equipment, gross	105,669	187,413
Less accumulated depreciation	(36,301)	(32,237)
Property and equipment, net	$69,368	$155,176

During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization and we determined that these operations have become part of our ordinary activities. Accordingly, we reclassified $90.5 million associated with completed multi-family rental property assets within property and equipment, net to multi-family rental properties inventory within prepaid and other assets on the consolidated balance sheet as of the beginning of the period.

7. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid insurance	$33,811	$27,384
Lot option and escrow deposits	92,085	92,494
Performance deposits	10,626	10,561
Restricted cash (1)	30,111	25,325
Multi-family rental properties inventory (2)	188,543	—
Multi-family rental properties under construction (2)	—	119,441
Mortgage loans held for investment at fair value (3)	—	21,478
Mortgage loans held for investment at amortized cost (3)	—	10,380
Mortgage servicing rights	11,375	42,404
Other assets and prepaid expenses	69,132	69,917
Total prepaid expenses and other assets	$435,683	$419,384

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)During the first quarter of 2025, our strategy evolved for our Century Living multi-family rental properties to be predominantly focused on the disposition of the assets shortly after lease stabilization and we determined that these operations have become part of our ordinary activities. Accordingly, we reclassified $119.4 million associated with multi-family properties under construction within prepaid and other assets and $90.5 million associated with completed multi-family rental property assets within property and equipment, net to multi-family rental properties inventory within prepaid and other assets on the consolidated balance sheet as of the beginning of the period. Multi-family rental properties inventory includes multi-family rental properties that are under construction and properties that are in lease-up.

(3)During the year ended December 31, 2025, we sold our mortgage loans held for investment.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	December 31,	December 31,
	2025	2024
Earnest money deposits	$5,117	$8,786
Warranty reserve	14,107	12,762
Self-insurance reserve	42,119	32,970
Accrued compensation costs	72,880	82,020
Land development and home construction accruals	110,431	112,392
Accrued interest	19,116	12,457
Income taxes payable	3,765	—
Other accrued liabilities	43,067	40,930
Total accrued expenses and other liabilities	$310,602	$302,317

9. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon historical experience rates. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and we adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $2.8 million and $3.1 million during the years ended December 31, 2025 and 2024, respectively, which is included as a reduction to cost of home sales revenues on our consolidated statements of operations.

Changes in our warranty accrual for the years ended December 31, 2025 and 2024 are detailed in the table below (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$12,762	$11,524
Warranty expense provisions	10,042	11,059
Payments	(5,881)	(6,725)
Warranty adjustment	(2,816)	(3,096)
Ending balance	$14,107	$12,762

10. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs associated with such claims on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the consolidated balance sheets, are based upon third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on our third-party actuarial analyses, we increased our self-insurance reserve by $1.3 million and we reduced our self-insurance reserve by $0.8 million, respectively, during the years ended December 31, 2025 and 2024. Any adjustments to our self-insurance reserve are included in cost of home sales revenues on our consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the years ended December 31, 2025, and 2024 are detailed in the table below (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$32,970	$23,659
Self-insurance expense provisions	11,412	11,773
Payments	(3,580)	(1,674)
Self-insurance adjustment	1,317	(788)
Ending balance	$42,119	$32,970

11. Debt

Our outstanding debt obligations included the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
6.750% senior notes, due June 2027(1)	$—	$498,027
3.875% senior notes, due August 2029(1)	497,201	496,428
6.625% senior notes, due September 2033(1)	493,355	—
Other financing obligations(2)	111,820	113,454
Notes payable	1,102,376	1,107,909
Revolving line of credit	51,500	135,500
Mortgage repurchase facilities	289,269	232,804
Total debt	$1,443,145	$1,476,213

(1)The carrying value of senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest cost over the respective terms of the senior notes.

(2)As of December 31, 2025, other financing obligations included $21.5 million related to insurance premium notes and certain secured borrowings, as well as $90.3 million outstanding under construction loan agreements related to Century Living. As of December 31, 2024, other financing obligations included $11.0 million related to insurance premium notes, as well as $102.4 million outstanding under construction loan agreements.

Issuance of 6.625% Senior Notes Due 2033

In September 2025, we entered into an indenture with U.S. Bank Trust Company, National Association, as trustee pursuant to which we issued $500.0 million aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (which we refer to as the “Securities Act”).. The 2033 Notes were issued at 100% of their principal amount and we received proceeds of $493.1 million, net of $6.9 million in issuance costs. The indenture contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, or on or after, September 15, 2028, and a put provision triggered by certain change of control events. The aggregate principal balance of the 2033 Notes is due in September 2033. Interest on the 2033 Notes will accrue from September 17, 2025 at a rate of 6.625% per annum, and will be payable semi-annually in cash in March and September of each year, beginning in March 2026. As of December 31, 2025, the aggregate obligation, inclusive of unamortized financing costs on the 2033 Notes, was $493.4 million.

Extinguishment of 6.750% Senior Notes Due 2027

In September 2025, we legally extinguished $500.0 million in outstanding principal of our 6.750% Senior Notes due 2027 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, totaling $511.4 million. The extinguishment transaction resulted in a loss on debt extinguishment of $1.4 million included in other expense in the consolidated statements of operations.

3.875% Senior Notes Due 2029

In August 2021, we completed a private offering of $500.0 million aggregate principal amount of our 3.875% Senior Notes due 2029 (which we refer to as the “2029 Notes”) in reliance on Rule 144A and Regulation S under the Securities Act. The 2029 Notes were issued under an Indenture, dated as of August 23, 2021, among the Company, our subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (which we refer to as the “August 2021 Indenture,” as it may be supplemented or amended from time to time). The 2029 Notes were issued at 100% of their principal amount and we received proceeds of $493.8 million, net of $6.2 million in issuance costs. The August 2021 Indenture contains certain restrictive covenants on issuing future secured debt and other transactions. The aggregate principal balance of the 2029 Notes is due August 2029, with interest only payments due semi-annually in February and August of each year. As of December 31, 2025, the aggregate obligation, inclusive of unamortized financing costs on the 2029 Notes, was $497.2 million.

Other Financing Obligations

As of December 31, 2025, other financing obligations included amounts related to insurance premium notes and certain secured borrowings, as well as outstanding borrowings under construction loan agreements.

Insurance Premium Notes and Certain Secured Borrowings

As of December 31, 2025, there were $9.2 million of insurance premium notes and $12.3 million of land development notes were outstanding, compared to $11.0 million insurance premium notes outstanding as of December 31, 2024.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to secured construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $145.1 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Portions of the obligations under the secured construction loan agreements are guaranteed by us. Borrowings under the construction loan agreements bear interest at various rates, including floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from March 17, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of December 31, 2025 and 2024, $90.3 million and $102.4 million were outstanding under the construction loan agreements, respectively, with borrowings that bore a weighted average interest rate of 6.1% and 6.5% as of December 31, 2025 and 2024, respectively, and we were in compliance with all covenants thereunder. During the year ended December 31, 2025, one multi-family rental property was sold and outstanding borrowings under the related construction loan agreement were satisfied.

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

As of December 31, 2025 and 2024, $51.5 million and $135.5 million of borrowings were outstanding under the revolving line of credit, respectively, with borrowings that bore an interest rate of 5.2% and 5.9%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A. and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities, and Truist Bank, which provides Inspire with a committed repurchase facility, collectively providing up to an aggregate of $375.0 million as of December 31, 2025, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 13, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.4% and 6.1% as of December 31, 2025 and 2024, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of December 31, 2025 and 2024, we had $289.3 million and $232.8 million outstanding under the repurchase facilities, respectively, and we were in compliance with all covenants thereunder.

Debt Maturities

Aggregate annual maturities of debt as of December 31, 2025 are as follows (in thousands):

2026	$385,761
2027	—
2028	51,500
2029	515,328
2030	—
Thereafter	500,000
Total	1,452,589
Less: Deferred financing costs on senior notes	(9,444)
Carrying amount	$1,443,145

During the years ended December 31, 2025, 2024, and 2023, we paid approximately $81.3 million, $78.9 million, and $58.1 million, respectively, in interest expense payments.

12. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to homebuilding inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the years ended December 31, 2025, 2024, and 2023, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest capitalized beginning of period	$84,325	$72,598	$61,775
Interest capitalized during period	77,323	72,013	56,750
Less: capitalized interest in cost of sales	(60,738)	(60,286)	(45,927)
Interest capitalized end of period	$100,910	$84,325	$72,598

13. Income Taxes

Our income tax expense for the years ended December 31, 2025, 2024 and 2023 comprises the following current and deferred amounts (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
U.S. Federal	$52,531	$92,177	$73,003
State and local	10,240	19,289	14,745
Total current	62,771	111,466	87,748
Deferred
U. S. Federal	(13,136)	(4,467)	3,020
State and local	(2,820)	(755)	838
Total deferred	(15,956)	(5,222)	3,858
Income tax expense	$46,815	$106,244	$91,606

The following presents a reconciliation of the income tax provision based on the U.S. federal statutory tax rate to the total effective tax rate (in thousands):

	Year Ended December 31,
	2025		2024		2023
U.S. Federal statutory tax rate	$40,827	21.0%	$92,413	21.0%	$73,652	21.0%
State and local income taxes, net of federal income tax effect (1)	7,293	3.8%	15,439	3.5%	12,966	3.7%
Tax Credits
Energy-related tax credits	(2,737)	(1.4)%	(6,584)	(1.5)%	(2,596)	(0.7)%
Other tax credits	—	—%	(5)	(0.0)%	(187)	(0.1)%
Nontaxable or Nondeductible Items
Executive compensation	3,136	1.6%	6,470	1.5%	9,507	2.7%
Other	154	0.1%	(535)	(0.1)%	(150)	(0.0)%
Other adjustments	(1,858)	(1.0)%	(954)	(0.2)%	(1,586)	(0.5)%
Income tax expense	$46,815	24.1%	$106,244	24.1%	$91,606	26.1%

(1)State taxes in California, Colorado, and Georgia made up the majority (greater than 50%) of the tax effect in this category.

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Warranty reserves	$3,417	$3,196
Stock-based compensation	1,993	1,938
Accrued compensation and other	14,036	13,628
Inventories, additional costs capitalized for tax	26,043	18,887
Lease liabilities	2,951	3,675
Amortizable intangible assets	3,017	4,103
Other	12,371	9,813
Deferred tax assets	63,828	55,240

Deferred tax liabilities
Prepaid expenses	(1,154)	(305)
Property and equipment	(14,768)	(12,325)
Mortgage servicing rights	(2,755)	(10,233)
Right of use assets	(2,651)	(3,355)
Other	(4,324)	(6,802)
Deferred tax liabilities	(25,652)	(33,020)
Net deferred tax assets	$38,176	$22,220

Net cash paid for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$44,500	$87,199	$58,500
State	9,177	15,185	21,880
Net cash paid for income taxes	$53,677	$102,384	$80,380

No jurisdictions exceeded 5 percent of net cash paid for income taxes during the years ended December 31, 2025 and 2024, respectively. Net cash paid for income taxes for the state of California were $11.8 million and exceeded 5 percent of total income taxes paid (net of refunds) during the year ended December 31, 2023.

The uncertainty provisions of ASC 740 also require the Company to recognize the impact of a tax position in its consolidated financial statements only if the technical merits of that position indicate that the position is more likely than not of being sustained upon audit. During the years ended December 31, 2025 and 2024, the Company did not record a reserve for uncertain tax positions. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examinations and various state income tax examinations for calendar tax years for which the applicable statute of limitations remains open, ranging from calendar tax years ending 2020 through 2025. As of December 31, 2025, we are not currently under an income tax audit by any federal, state, or local authorities.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024, respectively (in thousands):

			December 31,	December 31,
	Balance Sheet Classification	Hierarchy	2025	2024
Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$299,145	$236,926
Mortgage loans held for investment at fair value (1)	Prepaid expenses and other assets	Level 3	$—	$21,478
Mortgage servicing rights (2)	Prepaid expenses and other assets	Level 3	$11,375	$42,404
Derivative assets	Prepaid expenses and other assets	Level 2	$2,157	$3,990
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$519	$—

(1)During the third quarter of 2025, we sold our mortgage loans held for investment. The unobservable inputs used in the valuation of the mortgage loans held for investment at fair value include, among other items, the value of underlying collateral, from markets where there is little observable trading activity.

(2)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 7.8%, 10.4%, and $80 per year per loan, respectively, as of December 31, 2025 and 8.5%, 10.6%, and $74 per year per loan, respectively, as of December 31, 2024. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Mortgage servicing rights	2025	2024
Beginning of period	$42,404	$30,932
Originations	14,115	10,827
Settlements	(1,620)	(2,453)
Sales	(47,305)	—
Changes in fair value	3,781	3,098
End of period	$11,375	$42,404

	Year Ended December 31,
Mortgage loans held-for-investment at fair value	2025	2024
Beginning of period	$21,478	$21,041
Transfers from loans held for sale	975	2,157
Transfers to loans held for sale	(19,952)	—
Settlements	—	(813)
Reduction in unpaid principal balance	(301)	(569)
Changes in fair value	(2,200)	(338)
End of period	$—	$21,478

During the second quarter of 2025, we sold mortgage servicing rights with an unpaid principal balance of approximately $3.0 billion for approximately $47.3 million.

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at December 31, 2025 and 2024:

		December 31, 2025		December 31, 2024
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$109,443	$109,443	$149,998	$149,998
6.750% senior notes (1)(2)	Level 2	$—	$—	$498,027	$498,750
3.875% senior notes (1)(2)	Level 2	$497,201	$473,750	$496,428	$446,875
6.625% senior notes (1)(2)	Level 2	$493,355	$503,150	$—	—
Revolving line of credit(3)	Level 2	$51,500	$51,500	$135,500	$135,500
Other financing obligations(3)(4)	Level 3	$111,820	$111,820	$113,454	$113,454
Mortgage repurchase facilities(3)	Level 2	$289,269	$289,269	$232,804	$232,804

(1)	Estimated fair value of the senior notes is based on recent trading activity in inactive markets.
(2)

During the year ended December 31 2025, we entered into an indenture pursuant to which we issued $500.0 million aggregate principal amount of our 6.625% senior notes due 2033 and we legally extinguished $500.0 million in outstanding principal of our 6.750% senior notes due 2027. Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of December 31, 2025, these amounts totaled $2.8 million and $6.6 million for the 3.875% senior notes and 6.625% senior notes, respectively. As of December 31, 2024, these amounts totaled $2.0 million and $3.6 million for the 6.750% senior notes and 3.875% senior notes, respectively.

(3)	Carrying amount approximates fair value due to short-term nature and interest rate terms.
(4)

Other financing obligations included $21.5 million related to insurance premium notes and certain secured borrowings that bore a weighted average interest rate of 5.8%, and $90.3 million related to outstanding borrowings on construction loan agreements related to Century Living that bore a weighted average interest rate of 6.1% during the period ended December 31, 2025. Other financing obligations included $11.0 million related to insurance premium notes that bore a weighted average interest rate of 6.7%, and $102.4 million related to outstanding borrowings on the construction loan agreements that bore a weighted average interest rate of 6.5% during the period ended December 31, 2024.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

During the year ended December 31, 2025, we determined that inventory with a carrying value before impairment of $92.2 million, comprised of 11 communities across all of our homebuilding segments, was not recoverable. Accordingly, we recognized inventory impairment charges of $19.6 million related to communities in which we are actively selling homes, driven by our decision to increase incentives in certain communities directed at improving our sales absorptions primarily on move-in ready homes. Additionally, we recognized inventory impairment charges of $2.2 million related to a small number of individual finished lots within our Century Complete segment. In aggregate, we recognized total impairment charges of $21.8 million in order to record the inventory at fair value, primarily consisting of $7.4 million, $7.0 million, and $6.2 million for our Mountain, Century Complete, and Southeast segments, respectively. During the year ended December 31, 2024, we recorded impairment charges of $8.8 million for 9 communities and during the year ended December 31, 2023, we recorded impairment charges of $1.9 million for 5 communities. The estimated fair value of the communities was measured using a discounted cash flow approach with Level 3 inputs, and reflects estimated fair values in the periods the respective impairments were identified. When estimating future discounted cash flows, we have utilized a weighted-average discount rate of approximately 13%, 14%, and 12% in our valuations during the years ended December 31, 2025, 2024, and 2023, respectively. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

15. Post-Retirement Plan

The Company has 401(k) plans available to substantially all employees. The Company generally makes matching contributions of 50% of employees’ salary deferral amounts on the first 6% of employees’ compensation. Contributions to the plans during the years ended December 31, 2025, 2024 and 2023 were $4.4 million, $4.4 million and $3.0 million, respectively.

16. Stock-Based Compensation

During the year ended December 31, 2025, we granted performance share units (which we refer to as “PSUs”) covering up to 0.5 million shares of common stock assuming maximum level of performance with a weighted-average grant date fair value of $67.01 per share that are subject to service, performance, and market vesting conditions. The quantity of shares that will vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares depending upon the participant and will be determined based on achievement of three-year cumulative revenue and three-year cumulative adjusted pre-tax income performance goals. The ultimate share payout may then be adjusted by a relative total shareholder return modifier based on our three-year cumulative total stockholder return (which we refer to as “TSR”) relative to the average TSR of all companies in a defined peer group, with the potential to decrease the payout by 10% or increase it up to 20%. During the years ended December 31, 2024 and 2023, we granted PSUs covering up to 0.3 million, and 0.5 million shares of common stock, respectively in each year, assuming maximum level of performance, with grant date fair values of $82.23, and $60.05 per share, respectively, that are subject to both service and performance vesting conditions. The quantity of shares that will ultimately vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares dependent upon the participant and will be determined based on an achievement of a three-year cumulative adjusted pre-tax income performance goal. Approximately 1.1 million shares will be issued upon settlement from 2026 to 2028 if the defined maximum performance targets are met, and, for applicable awards, if the defined maximum TSR conditions are met, and no shares will be issued upon settlement if the defined minimum performance targets are not met.

The following table summarizes the activity of our nonvested PSUs based on target award levels for the year ended December 31, 2025 (shares in thousands):

	Shares	Weighted average per share grant date fair value
Nonvested, beginning of year	269	$69.49
Granted	169	67.01
Vested (1)	(158)	60.05
Forfeited	—	—
Nonvested, end of year	280	$73.30
Expected to vest, December 31, 2025 (2)	271	70.23

(1)Represents the target level of PSUs vested for the 2023-2025 performance period. The final number of shares to be issued upon the settlement of the vested PSUs will be determined upon certification of the financial results for the 2023-2025 performance period, anticipated to be in February 2026. During the years ended December 31, 2025, 2024, and 2023 we issued 0.4 million, 0.2 million, and 0.3 million shares of common stock, respectively, upon the settlement of PSUs based on final performance level achievement that were granted in previous periods.

(2)Represents nonvested PSUs expected to vest based on estimated levels of performance achievement as of December 31, 2025.

During the years ended December 31, 2025, 2024 and 2023, we granted restricted stock units (which we refer to as “RSUs”) covering 0.2 million, 0.2 million and 0.2 million shares of common stock, respectively, with grant date fair values of $73.90, $86.20 and $62.76 per share, respectively, that vest over a three-year period. During the years ended December 31, 2025, 2024, and 2023, we granted 16.0 thousand, 11.0 thousand and 12.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with grant date fair values of $53.26, $82.84 and $65.30, respectively, to our non-employee directors.

The following table summarizes the activity of our nonvested RSUs and stock awards for the year ended December 31, 2025 (shares in thousands):

	Shares	Weighted average per share grant date fair value
Nonvested, beginning of year	317	$73.69
Granted	264	72.61
Vested	(163)	68.35
Forfeited	(60)	75.74
Nonvested, end of year	358	$75.03

A summary of our nonvested awards, including PSUs assuming current estimated levels of performance achievement and RSUs are as follows (in thousands, except years):

December 31, 2025
Nonvested awards	629
Unrecognized compensation cost	$26,312
Weighted-average years to recognize compensation cost	1.8

The fair value of shares earned as of the vesting date during the years ended December 31, 2025, 2024 and 2023, was $35.1 million, $46.0 million, and $26.5 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation expense of $20.1 million, $27.9 million and $36.8 million, respectively, which is included in selling, general and administrative expense on the consolidated statements of operations.

Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and adjusted as appropriate throughout the performance period. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. In accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the awards. For the year ended December 31, 2025, our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards decreased approximately 0.1 million shares, and we recorded cumulative net adjustments to reduce stock-based compensation expense of $6.1 million ($4.7 million net of tax) or $0.16 per basic share and $0.15 per diluted share. During the year ended December 31, 2024, our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards increased by a total of 0.1 million shares and we recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $2.6 million ($2.0 million net of tax), or $0.06 per share (basic and diluted). For the year ended December 31, 2023, our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards increased by a total of 0.5 million shares and we recorded a cumulative catch-up adjustment to increase stock-based compensation expense of $14.5 million ($10.7 million net of tax), or $0.33 per share (basic and diluted).

17. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of December 31, 2025 and 2024, there were 29.1 million and 31.0 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the years ended December 31, 2025 and 2024, we issued 0.6 million and 0.3 million shares of common stock, respectively, related to the vesting and settlement of RSUs, PSUs, and stock awards. As of December 31, 2025, approximately 1.5 million shares of common stock remained available for issuance under the 2022 Incentive Plan.

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 2.4 million shares remained available to be repurchased as of December 31, 2025. During the year ended December 31, 2025, an aggregate of 2.3 million shares were repurchased for a total purchase price of approximately $143.6 million and a weighted average price of $63.32 per share, excluding the excise tax accrued on our net stock repurchases as a result of the Inflation Reduction Act of 2022. During the year ended December 31, 2024, an aggregate of 1.0 million shares were repurchased for a total purchase price of approximately $83.8 million at a weighted average price of $81.55 per share.

During the years ended December 31, 2025 and 2024, shares of common stock at a total cost of $17.3 million and $10.5 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced stock repurchase program.

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the years ended December 31, 2025 and 2024, respectively (in thousands, except per share information):

			Year ended December 31, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783
August 13, 2025	August 27, 2025	September 10, 2025	$0.29	$8,607
November 5, 2025	November 26, 2025	December 10, 2025	$0.29	$8,425

			Year ended December 31, 2024
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 7, 2024	February 28, 2024	March 13, 2024	$0.26	$8,264
May 15, 2024	May 29, 2024	June 12, 2024	$0.26	$8,217
August 14, 2024	August 28, 2024	September 11, 2024	$0.26	$8,148
November 7, 2024	November 27, 2024	December 11, 2024	$0.26	$8,122

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share information):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income	$147,597	$333,816	$259,224
Denominator
Weighted average common shares outstanding - basic	29,994,465	31,510,282	31,918,942
Dilutive effect of stock-based compensation awards	365,523	600,553	290,417
Weighted average common shares outstanding - diluted	30,359,988	32,110,835	32,209,359
Earnings per share:
Basic	$4.92	$10.59	$8.12
Diluted	$4.86	$10.40	$8.05

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.7 million, 0.4 million, and 0.8 million common stock unit equivalents from diluted earnings per share during the years ended December 31, 2025, 2024 and 2023, respectively, related to the PSUs for which performance conditions remained unsatisfied. We excluded 0.2 million common stock unit equivalents from diluted earnings per share during the year ended December 31, 2025 that were antidilutive. No amounts were antidilutive during the years ended December 31, 2024 and 2023, respectively.

19. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, the Company posts letters of credit and performance and other bonds primarily related to our land development performance obligations, with local municipalities. As of December 31, 2025 and December 31, 2024, we had issued and outstanding letters of credit of $65.3 million and $97.5 million, respectively, and we had issued and outstanding performance and other bonds of $445.1 million and $466.0 million, respectively.

Leases

The Company leases office space and equipment under non-cancelable operating leases, which have lease terms that generally range from 1 to 10 years and often include one or more options to renew. Operating lease expense was $6.0 million, $7.3 million, and $8.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, which are presented on the consolidated statements of operations within selling, general, and administrative expense.

Operating lease liabilities are included in other accrued liabilities within accrued expenses and other liabilities and the related right of use assets are included in prepaid expenses and other assets on the consolidated balance sheets. Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$4,855
2027	3,620
2028	3,086
2029	964
2030	231
Thereafter	—
Total	$12,756
Less: discount	(1,145)
Total lease liabilities	$11,611

Legal Proceedings

The Company and our subsidiaries and affiliates are subject to claims, lawsuits and other legal actions from time to time that arise primarily in the ordinary course of business, which consist mostly of construction claims, but also could include warranty, workers’ compensation, tort, breach of contract, employment, personal injury, and other similar claims. It is the opinion of management that if the construction or warranty claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record the estimated amount to other accrued liabilities included in accrued expenses and other liabilities on the consolidated balance sheet. We are also involved in other claims and/or legal proceedings for which a loss is reasonably possible, but for which we are unable to estimate a possible loss or range of loss due to evolving facts and inherent uncertainties.

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