Form 10-Q
period 2026-03-31
Century Communities, Inc.
filed 2026-04-23
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

On April 17, 2026, 28,769,306 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three Months Ended March 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets	(unaudited)	(audited)
Cash and cash equivalents	$78,182	$109,443
Cash held in escrow	11,621	48,571
Accounts receivable	55,728	57,242
Inventories	3,525,742	3,361,158
Mortgage loans held for sale	213,947	299,145
Prepaid expenses and other assets	475,283	435,683
Property and equipment, net	70,822	69,368
Deferred tax assets, net	37,351	38,176
Goodwill	41,109	41,109
Total assets	$4,509,785	$4,459,895
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$152,195	$114,416
Accrued expenses and other liabilities	276,770	310,602
Notes payable	1,112,751	1,102,376
Revolving line of credit	203,700	51,500
Mortgage repurchase facilities	211,170	289,269
Total liabilities	1,956,586	1,868,163
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 28,769,233 and 29,050,515 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	288	291
Additional paid-in capital	332,425	385,962
Retained earnings	2,220,486	2,205,479
Total stockholders' equity	2,553,199	2,591,732
Total liabilities and stockholders' equity	$4,509,785	$4,459,895

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Homebuilding revenues
Home sales revenues	$734,106	$883,736
Land sales and other revenues	33,171	962
Total homebuilding revenues	767,277	884,698
Financial services revenues	22,396	18,534
Total revenues	789,673	903,232
Homebuilding cost of revenues
Cost of home sales revenues	(603,291)	(707,915)
Cost of land sales and other revenues	(22,571)	(827)
Total homebuilding cost of revenues	(625,862)	(708,742)
Financial services costs	(14,751)	(16,174)
Selling, general and administrative expense	(116,082)	(120,760)
Other income (expense), net	353	(5,038)
Income before income tax expense	33,331	52,518
Income tax expense	(8,922)	(13,134)
Net income	$24,409	$39,384

Earnings per share:
Basic	$0.84	$1.28
Diluted	$0.84	$1.26
Weighted average common shares outstanding:
Basic	29,189,596	30,801,046
Diluted	29,217,503	31,145,867

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$24,409	$39,384
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,352	6,428
Stock-based compensation expense	1,780	292
Fair value adjustments of mortgage-related assets and liabilities	(3,204)	(4,654)
Inventory impairment	—	411
Abandonment of lot option contracts	954	1,506
Deferred income taxes	825	295
Other	(339)	49
Changes in assets and liabilities:
Cash held in escrow	36,950	(21,183)
Accounts receivable	2,014	6,518
Inventories	(164,653)	(50,700)
Mortgage loans held for sale	85,772	32,728
Prepaid expenses and other assets	(35,691)	(31,290)
Accounts payable	37,779	1,170
Accrued expenses and other liabilities	(42,269)	(17,534)
Net cash used in operating activities	(50,321)	(36,580)
Investing activities
Purchases of property and equipment	(6,770)	(3,380)
Other investing activities	(1,415)	(713)
Net cash used in investing activities	(8,185)	(4,093)
Financing activities
Borrowings under revolving credit facility	531,500	715,000
Payments on revolving credit facility	(379,300)	(613,500)
Borrowing under construction loan agreements	14,569	15,642
Proceeds from issuance of notes and other	12,400	—
Principal payments on notes and other	(9,003)	(7,789)
Debt issuance costs	—	(572)
Net payments for mortgage repurchase facilities	(78,099)	(28,530)
Withholding of common stock upon settlement of stock-based compensation awards	(15,279)	(17,230)
Repurchases of common stock under stock repurchase program	(40,012)	(55,578)
Dividend payments	(9,313)	(8,922)
Net cash provided by (used in) financing activities	27,463	(1,479)
Net decrease	$(31,043)	$(42,152)
Cash and cash equivalents and Restricted cash
Beginning of period	139,554	175,323
End of period	$108,511	$133,171
Supplemental cash flow disclosure
Cash paid for income taxes	$—	$—
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$78,182	$100,336
Restricted cash (Note 5)	30,329	32,835
Cash and cash equivalents and Restricted cash	$108,511	$133,171

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

For the Three Months Ended March 31, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2025	29,051	$291	$385,962	$2,205,479	$2,591,732
Settlement of stock-based compensation awards	557	5	(5)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(222)	(2)	(15,277)	—	(15,279)
Repurchases of common stock	(617)	(6)	(40,006)	—	(40,012)
Excise tax on repurchases of common stock	—	—	(118)	—	(118)
Stock-based compensation expense	—	—	1,780	—	1,780
Cash dividends declared and dividend equivalents	—	—	89	(9,402)	(9,313)
Net income	—	—	—	24,409	24,409
Balance at March 31, 2026	28,769	$288	$332,425	$2,220,486	$2,553,199

Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856
Settlement of stock-based compensation awards	565	5	(5)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(226)	(2)	(17,228)	—	(17,230)
Repurchases of common stock	(753)	(8)	(55,570)	—	(55,578)
Excise tax on repurchases of common stock	—	—	(299)	—	(299)
Stock-based compensation expense	—	—	292	—	292
Cash dividends declared and dividend equivalents	—	—	116	(9,038)	(8,922)
Net income	—	—	—	39,384	39,384
Balance at March 31, 2025	30,547	$305	$454,265	$2,123,933	$2,578,503

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (which we refer to as “GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (which we refer to as the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed with the SEC on January 29, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, as well as all subsidiaries in which we have a controlling interest, and variable interest entities for which the Company is deemed to be the primary beneficiary. We do not have any variable interest entities in which we are deemed the primary beneficiary.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation, including the presentation of inventory impairment. Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our condensed consolidated statements of operations rather than presented as a separate line item. These reclassifications have not changed the results of operations of prior periods.

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

We have presented our homebuilding operations as the following reportable segments as of March 31, 2026:

•West (California and Washington)

•Mountain (Arizona, Colorado, Nevada, and Utah)

•Texas

•Southeast (Florida, Georgia, North Carolina, South Carolina, and Tennessee)

•Century Complete (Alabama, Arizona, Florida, Georgia, Indiana, Kentucky, Michigan, Nevada, North Carolina, and South Carolina)

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

Our Executive Chairman and our Chief Executive Officer, collectively, have been determined to be our Chief Operating Decision Makers (“CODMs”) to make key operating decisions and assess performance. The management of our four Century Communities geographic regions, Century Complete, our Financial Services segment, and our Century Living segment reports to our CODMs. The CODMs evaluate the segment’s operating performance and allocate resources for all of our reportable segments based on income before income tax expense. For all of the segments, the CODMs use segment income before income tax expense in the annual budget and forecasting process. The CODMs consider budget-to-actual forecast variances for income before tax expense on a monthly basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The following tables summarize total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended March 31, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$157,563	$160,216	$105,717	$156,651	$187,130	$22,396	$—	$—	$789,673
Cost of home sales revenues	(131,471)	(132,366)	(87,178)	(99,989)	(151,769)	—	—	(518)	(603,291)
Financial services costs	—	—	—	—	—	(14,751)	—	—	(14,751)
Selling, general and administrative expense	(15,875)	(19,052)	(15,616)	(14,536)	(21,437)	—	(324)	(29,242)	(116,082)
Other segment items (1)	(268)	(42)	(115)	(22,729)	(355)	—	391	900	(22,218)
Income (loss) before tax expense	$9,949	$8,756	$2,808	$19,397	$13,569	$7,645	$67	$(28,860)	$33,331

	Three Months Ended March 31, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenue	$181,721	$225,031	$136,642	$134,445	$206,859	$18,534	$—	$—	$903,232
Cost of home sales revenues	(141,509)	(180,681)	(109,305)	(105,054)	(169,181)	—	—	(2,185)	(707,915)
Financial services costs	—	—	—	—	—	(16,174)	—	—	(16,174)
Selling, general and administrative expense	(17,011)	(20,419)	(16,944)	(14,949)	(22,681)	—	(221)	(28,535)	(120,760)
Other segment items (1)	(1,807)	(488)	(42)	(261)	(1,175)	—	(1,208)	(884)	(5,865)
Income (loss) before tax expense	$21,394	$23,443	$10,351	$14,181	$13,822	$2,360	$(1,429)	$(31,604)	$52,518

(1)Includes cost of land sales and other revenues, and other income (expense).

The following table summarizes total assets by segment (in thousands):

	March 31,	December 31,
	2026	2025
West	$887,949	$891,808
Mountain	972,348	941,617
Texas	972,926	891,763
Southeast	588,039	581,228
Century Complete	414,192	389,954
Financial Services	326,697	436,515
Century Living	226,315	198,815
Corporate	121,319	128,195
Total assets	$4,509,785	$4,459,895

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

3. Inventories

Inventories included the following (in thousands):

	March 31,	December 31,
	2026	2025
Homes under construction	$1,382,839	$1,213,810
Land and land development	2,037,944	2,046,438
Capitalized interest	104,959	100,910
Total inventories	$3,525,742	$3,361,158

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the condensed consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. As of March 31, 2026 and December 31, 2025, Inspire had mortgage loans held for sale with an aggregate fair value of $213.9 million and $299.1 million, respectively, and an aggregate outstanding principal balance of $219.1 million and $304.9 million, respectively. For the three months ended March 31, 2026 and 2025, the change in fair value for mortgage loans held for sale resulted in a gain of $0.6 million and $3.2 million, respectively. The total unpaid principal balance of mortgage loans serviced at March 31, 2026 and December 31, 2025 was $1.1 billion and $769.4 million, respectively. Refer to Note 12 – Fair Value Disclosures for further information regarding our mortgage loans held for sale and mortgage servicing rights.

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the condensed consolidated statements of operations, and include (1) net gains or losses on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, commitment fees, and discount points, net of credits. Net gains on the sale of mortgage loans were $16.0 million and $12.8 million for the three months ended March 31, 2026 and 2025, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate principal balance of $112.4 million and $67.5 million as of March 31, 2026 and December 31, 2025, respectively, and carried a weighted average interest rate of approximately 4.5% and 4.7%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement, are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$28,163	$33,811
Lot option and escrow deposits	97,064	92,085
Performance deposits	10,660	10,626
Restricted cash(1)	30,329	30,111
Multi-family rental properties inventory(2)	216,505	188,543
Mortgage servicing rights	17,653	11,375
Right-of-use assets	10,525	10,944
Other assets and prepaid expenses	64,384	58,188
Total prepaid expenses and other assets	$475,283	$435,683

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)Multi-family rental properties inventory includes multi-family rental properties that are under construction and those in lease-up.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	March 31,	December 31,
	2026	2025
Earnest money deposits	$6,561	$5,117
Warranty reserve	11,905	14,107
Self-insurance reserve	43,823	42,119
Accrued compensation costs	34,029	72,880
Land development and home construction accruals	118,479	110,431
Accrued interest	6,381	19,116
Income taxes payable	10,765	3,765
Lease liabilities - operating leases	11,127	11,611
Other accrued liabilities	33,700	31,456
Total accrued expenses and other liabilities	$276,770	$310,602

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. As of March 31, 2026 and December 31, 2025, our warranty reserve was $11.9 million and $14.1 million, respectively. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and we adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $3.0 million and $1.9 million during the three months ended March 31, 2026 and 2025, respectively, which is included as a reduction to cost of home sales revenues on our condensed consolidated statements of operations.

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs associated with such claims on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the three months ended March 31, 2026 and 2025, we recorded no adjustment to our self-insurance reserve. Any adjustments to our self-insurance reserve would be included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three months ended March 31, 2026 and 2025 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$42,119	$32,970
Self-insurance expense provisions	2,196	2,641
Payments	(492)	(163)
Self-insurance adjustment	—	—
Ending balance	$43,823	$35,448

9. Debt

Our outstanding debt obligations included the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
3.875% senior notes, due August 2029(1)	$497,394	$497,201
6.625% senior notes, due September 2033(1)	493,571	493,355
Construction loan agreements	104,838	90,269
Other financing obligations(2)	16,948	21,551
Notes payable	1,112,751	1,102,376
Revolving line of credit	203,700	51,500
Mortgage repurchase facilities	211,170	289,269
Total debt	$1,527,621	$1,443,145

(1)The carrying value of senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of March 31, 2026 and December 31, 2025, other financing obligations included insurance premium notes and certain secured borrowings, which bore a weighted average interest rate of 5.5% and 5.8%, respectively.

3.875% Senior Notes Due 2029

As of March 31, 2026, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029 (the “2029 Notes”), which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, on, or after, February 15, 2029, and a put provision triggered by certain change of control events. As of March 31, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.4 million.

6.625% Senior Notes Due 2033

As of March 31, 2026, we had outstanding $500.0 million in aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”), which principal balance is due in September 2033. Prior to that date, interest only payments are due semi-annually in March and September of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, on, or after, September 15, 2028, and a put provision triggered by certain change of control events. As of March 31, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $493.6 million.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to secured construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $140.1 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Portions of the obligations under the secured construction loan agreements are guaranteed by us. Borrowings under the construction loan agreements bear interest at various rates, including floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from December 31, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of March 31, 2026 and December 31, 2025, $104.8 million and $90.3 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.0% and 6.1% as of March 31, 2026 and December 31, 2025, respectively, and we were in compliance with all covenants thereunder.

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

As of March 31, 2026 and December 31, 2025, $203.7 million and $51.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.2% and 5.2%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of March 31, 2026, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 13, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.4% and 5.4% as of March 31, 2026 and December 31, 2025, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2026 and December 31, 2025, we had $211.2 million and $289.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to homebuilding inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three months ended March 31, 2026 and 2025, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest capitalized beginning of period	$100,910	$84,325
Interest capitalized during period	17,219	17,470
Less: capitalized interest in cost of sales	(13,170)	(12,785)
Interest capitalized end of period	$104,959	$89,010

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2026 estimated annual effective tax rate, before discrete items, of 26.3%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, partially offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase in our effective tax rate of 1.7%.

For the three months ended March 31, 2026, our estimated annual rate of 26.3% was impacted by discrete items which increased our rate by 0.5%, primarily related to a shortfall in tax deductions for stock-based compensation awards that vested during the period.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for 2026 will not reflect a benefit from such tax credits as to homes delivered after June 30, 2026.

For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $8.9 million and $13.1 million, respectively.

12. Fair Value Disclosures

Fair value measurements are used for the Company’s mortgage loans held for sale, mortgage servicing rights, interest rate lock commitments and other derivative instruments on a recurring basis. We also utilize fair value measurements on a non-recurring basis for inventories and intangible assets when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, respectively (in thousands):

			March 31,	December 31,
	Balance Sheet Classification	Hierarchy	2026	2025
Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$213,947	$299,145
Mortgage servicing rights (1)	Prepaid expenses and other assets	Level 3	$17,653	$11,375
Derivative assets	Prepaid expenses and other assets	Level 2	$3,858	$2,157
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$519

(1)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 8.0%, 11.7%, and $76 per year per loan, respectively, as of March 31, 2026, and 7.8%, 10.4%, and $80 per year per loan, respectively, as of December 31, 2025. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
Mortgage servicing rights	2026	2025
Beginning of period	$11,375	$42,404
Originations	5,867	3,735
Settlements	(178)	(702)
Changes in fair value	589	(1,548)
End of period	$17,653	$43,889

For the financial assets and liabilities that the Company does not reflect at fair value, the following present both their respective carrying value and fair value at March 31, 2026 and December 31, 2025, respectively (in thousands).

		March 31, 2026		December 31, 2025
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
Cash and cash equivalents	Level 1	$78,182	$78,182	$109,443	$109,443
3.875% senior notes (1)(2)	Level 2	$497,394	$461,250	$497,201	$473,750
6.625% senior notes (1)(2)	Level 2	$493,571	$477,500	$493,355	$503,150
Construction loan agreements(3)(4)	Level 3	$104,838	$104,838	$90,269	$90,269
Other financing obligations(3)(5)	Level 3	$16,948	$16,948	$21,551	$21,551
Revolving line of credit(3)	Level 2	$203,700	$203,700	$51,500	$51,500
Mortgage repurchase facilities(3)	Level 2	$211,170	$211,170	$289,269	$289,269

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of March 31, 2026, these amounts totaled $2.6 million and $6.4 million for the 3.875% senior notes and 6.625% senior notes, respectively. As of December 31, 2025, these amounts totaled $2.8 million and $6.6 million for the 3.875% senior notes and 6.625% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)As of March 31, 2026 and December 31, 2025, construction loan agreements related to Century Living bore a weighted average interest rate of 6.0% and 6.1%, respectively.

(5)As of March 31, 2026 and December 31, 2025, other financing obligations related to insurance premium notes and certain secured borrowings bore a weighted average interest rate of 5.5% and 5.8%, respectively.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

No impairment charges were recorded in the three months ended March 31, 2026. During the three months ended March 31, 2025, we recorded impairment charges of $0.4 million for one community. The estimated fair value of this community was measured using a discounted cash flow approach with Level 3 inputs, and reflects the estimated fair value in the prior period that the impairment was identified. When estimating future discounted cash flows, we utilized a weighted-average discount rate of approximately 10% in our valuation during the three months ended March 31, 2025. Changes in our cash flow projections in future periods related to this community may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the three months ended March 31, 2026 and 2025, we granted restricted stock units (which we refer to as “RSUs”) covering 0.3 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $67.99 and $76.38 per share, respectively, that vest over a three year period.

During the three months ended March 31, 2026, we did not grant performance share units (which we refer to as “PSUs”). During the three months ended March 31, 2025, we granted PSUs covering up to an aggregate of 0.5 million shares of common stock, assuming maximum level of performance with a weighted-average grant date fair value of $67.01 per share that are subject to service, performance, and market vesting conditions. The quantity of shares that will vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares depending upon the participant and will be determined based on achievement of three-year cumulative revenue and three-year cumulative adjusted pre-tax income performance goals. The ultimate share payout may then be adjusted by a relative total stockholder return modifier based on our three-year cumulative total stockholder return (which we refer to as “TSR”) relative to the average TSR of all companies in a defined peer group, with the potential to decrease the payout by 10% or increase it by up to 20%. We utilize the Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions, and stock-based compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service period has been met. During the three months ended March 31, 2026 and 2025, we issued 0.4 million and 0.4 million shares of common stock, respectively, upon the settlement of PSUs based on final achievement of the performance level goals specified under the terms of the PSU awards granted in previous periods. Approximately 0.7 million shares will be issued upon settlement from 2027 to 2028 if the defined service and maximum performance targets under currently outstanding PSU awards are met and, for applicable PSU awards, if the defined maximum TSR conditions are met, and no shares will be issued upon settlement if the defined service or minimum performance targets are not met.

A summary of our nonvested awards, including PSUs, assuming the current estimated level of performance achievement, and RSUs, are as follows (in thousands, except years):

March 31, 2026
Nonvested awards	657
Unrecognized compensation cost	$33,482
Weighted-average years to recognize compensation cost	2.1

During the three months ended March 31, 2026 and 2025, we recognized stock-based compensation expense of $1.8 million and $0.3 million, respectively, which is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and then adjusted as appropriate throughout the respective three-year performance periods. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the three months ended March 31, 2026 and 2025, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the PSU awards. During the three months ended March 31, 2026 and 2025, our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards decreased by approximately 0.1 million shares and 0.1 million shares, respectively, and we recorded cumulative adjustments to reduce stock-based compensation expense of $3.4 million ($2.5 million net of tax), or $0.09 per share (basic and diluted) and $5.8 million ($4.3 million net of tax), or $0.14 per share (basic and diluted), respectively.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2026 and December 31, 2025, there were 28.8 million and 29.1 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). Under the 2022 Incentive Plan, 3.1 million shares of common stock are available for issuance to eligible participants, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares. During the three months ended March 31, 2026 and 2025, we issued

0.6 million and 0.6 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of March 31, 2026, approximately 1.3 million shares of common stock remained available for issuance under the 2022 Incentive Plan, assuming maximum levels of performance achievement for nonvested PSUs.

The following tables set forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2026 and 2025, respectively (dollars in thousands, except per share information):

			Three Months Ended March 31, 2026
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 4, 2026	February 25, 2026	March 11, 2026	$0.32	$9,313

			Three Months Ended March 31, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Paid Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922

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

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 1.8 million shares remained available to be repurchased as of March 31, 2026. During the three months ended March 31, 2026 and 2025, an aggregate of 617.1 thousand shares and 753.3 thousand shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $40.0 million and $55.6 million, respectively, and a weighted average price of $64.82 and $73.76 per share, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022.

During the three months ended March 31, 2026 and 2025, shares of common stock at a total cost of $15.3 million and $17.2 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the vesting of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced stock repurchase program.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share (which we refer to as “EPS”) for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share information):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$24,409	$39,384
Denominator
Weighted average common shares outstanding - basic	29,189,596	30,801,046
Dilutive effect of stock-based compensation awards	27,907	344,821
Weighted average common shares outstanding - diluted	29,217,503	31,145,867
Earnings per share:
Basic	$0.84	$1.28
Diluted	$0.84	$1.26

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 0.7 million and 0.7 million common stock unit equivalents from diluted earnings per share during the three months ended March 31, 2026 and 2025, respectively, related to the PSUs for which performance conditions remained unsatisfied, assuming maximum levels of performance achievement. We excluded 0.3 million and 0.2 million common stock unit equivalents from diluted earnings per share during the three months ended March 31, 2026 and 2025 respectively, that were antidilutive.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2026 and December 31, 2025, we had issued and outstanding letters of credit under various facilities of $60.2 million and $65.3 million, respectively, and we had issued and outstanding performance and other bonds of $407.8 million and $445.1 million, respectively.

Legal Proceedings

The Company and our subsidiaries and affiliates are subject to claims, lawsuits and other legal actions from time to time that arise primarily in the ordinary course of business, which consist mostly of construction claims, but also could include warranty, workers’ compensation, tort, breach of contract, employment, personal injury, and other similar claims. It is the opinion of management that if the construction or warranty claims have merit, parties other than the Company would be, at least in part, liable for the claims, and eventual outcome of these claims will not have a material adverse effect upon our consolidated financial condition, results of operations, or cash flows. When we believe that a loss is probable and estimable, we record the estimated amount to other accrued liabilities included in accrued expenses and other liabilities on the condensed consolidated balance sheet. We are also involved in other claims and/or legal proceedings for which a loss is reasonably possible, but for which we are unable to estimate a possible loss or range of loss due to evolving facts and inherent uncertainties.

Under various insurance policies, we have the ability to recoup costs in excess of applicable self-insured retentions. Estimates of such amounts are recorded in accounts receivable on our condensed consolidated balance sheet when recovery is probable.

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

The following discussion and analysis of our financial condition and results of operations is intended to help the reader understand our Company, business, operations and present business environment and is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•the cyclical nature of the homebuilding industry, which is particularly susceptible to economic changes, either nationally or in the regional and local markets in which we operate, including changes in interest rates and the resulting impact on the accessibility and cost of mortgage loans to homebuyers, persistent inflation, decreased employment levels and job insecurity concerns due in part to the rapid adoption of artificial intelligence, cautious consumer sentiment, affordability concerns, and increased recessionary conditions;

•unstable economic and political conditions as well as geopolitical conflicts, including most recently in the Middle East, which could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels, and cause higher interest rates, inflation, reduced consumer confidence, general economic uncertainty, and/or other adverse effects;

•other shortages of or increased prices for labor, land or raw materials used in housing construction and resource shortages, including as a result of, among other factors, supply chain disruptions, tariffs, and immigration laws or the enforcement thereof

•the availability of qualified personnel and contractors and our ability to obtain additional or retain existing key personnel and contractor relationships and successfully transition key executive positions in the future;

•the availability and price of land to acquire, and our ability to acquire such land on favorable terms or at all or dispose of it when appropriate or on favorable terms or at all;

•a downturn in the homebuilding industry, including a reduction in demand for our homes, increased cancellation rates, or a decline in real estate values or market conditions resulting in an adverse impact on our business, operating results and financial condition, which may include an elevated use of sales incentives adversely affecting our margins and possible future impairment or restructuring charges;

•changes in assumptions used to make industry forecasts, population growth rates, or trends affecting housing availability, demand or prices;

•the availability or cost of mortgage financing and the substantial increase in the use of adjustable-rate mortgages which involve additional risk since rates fluctuate based on current interest rates potentially leading to increased cancellation rates and foreclosure rates;

•delays in land development, home construction or the completion of projects, or reduced consumer demand for housing, resulting from significant weather conditions or natural or manmade disasters in the geographic areas where we operate, regulatory or tax changes, or other events outside our control;

•the impact of construction defect, product liability, and/or home warranty claims, including the adequacy of accruals and the applicability and sufficiency of our insurance coverage;

•the degree and nature of our competition, including the supply and pricing of new and existing homes and other housing alternatives, and the effect on our business and operating results;

•changes in, or the failure or inability to comply with, governmental laws and regulations;

•the timing of receipt of municipal, utility and other regulatory approvals and the opening of projects and construction and completion of our homes;

•the impact and cost of compliance with evolving environmental, health and safety, and other laws and regulations and third-party challenges to required permits and other approvals and potential legal liability in connection therewith;

•the ability of our homebuyers to obtain or afford homeowners or flood insurance policies, and/or typical or lender-required policies for other hazards or events, for their homes, which may depend on the ability and willingness of insurers or government-funded or -sponsored programs to offer coverage at an affordable price or at all;

•our ability to continue to fund and succeed in our mortgage lending business and the additional risks involved in that business;

•risks associated with and the success of our multi-family rental business;

•our future business operations, operating results and financial condition; future impairment and restructuring charges; and changes in our business, investment and capital allocation strategy;

•our leverage, debt service obligations, and exposure to changes in interest rates and our ability to obtain additional or refinance our existing debt when needed or on favorable terms;

•volatility and uncertainty in the credit markets and broader financial markets and the impact on such markets and our ability to access them, including as a result of, among other factors, geopolitical conditions, U.S. government shutdowns, and in the event of a threatened or actual sovereign default;

•availability, terms and deployment of capital;

•the effect of and risks associated with any future acquisitions;

•income tax expense variability due to, among other factors, the expiration of or changes in the availability and amount of federal home tax credits, and volatility associated with stock-based compensation;

•our ability to continue to pay dividends and make stock repurchases in the future at current levels or at all;

•taxation and tax policy changes, tax rate changes, new tax laws, or new or revised tax law interpretations or guidance; and

•the effect of a public health issue, such as a major epidemic or pandemic on the economy and our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account all information currently available to us. Forward-looking statements are not guarantees of future events or of our performance. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these events and factors are described above and in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and other risks and uncertainties detailed in this report, including “Part II, Item 1A. Risk Factors,” and our other reports and filings with the SEC. If a change occurs, our business, financial condition, liquidity, cash flows and results of operations may vary materially from those expressed in or implied by our forward-looking statements. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Therefore, you should not rely on these forward-looking statements as of any date subsequent to the date of this Form 10-Q.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 2,013 homes delivered during the first three months of 2026, approximately 96% of homes delivered had purchase prices below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

Market conditions in the homebuilding industry have continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, and ongoing affordability pressures for homebuyers. Against this backdrop, including volatility in fuel and transportation prices related to the global conflict in the Middle East, we experienced softened demand during the three months ended March 31, 2026, as net new home contracts (new home contracts net of cancellations) decreased 11.6% compared to the prior year period. Still, there remains an underlying need for affordable new homes, supported by solid demographic trends and an ongoing undersupply of homes. In response to market conditions, we have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns and closing cost concessions. Further, during the first quarter of 2026, we experienced continued acceptance to adjustable-rate mortgages among our homebuyers. During the three months ended March 31, 2026, cycle times remained in the approximately three- to four-month timeframe.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic, market and geopolitical conditions remain uncertain, in particular with respect to inflation and consumer confidence, both of which could be adversely affected by the conflict in the Middle East, especially if it persists or intensifies; the impact of potential future increases or decreases to the U.S. Federal funds interest rate by the U.S. Federal Reserve; interest rates; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives and actions will impact the U.S. economy; the effect of significant new tariffs and/or duties; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; the possibility of an economic recession; the effects of full or partial U.S. governmental shutdowns; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates, consumer confidence, or otherwise, affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of loans and revenues from our Financial Services segment, and net income.

Recent disruptions to energy markets related to geopolitical developments in the Middle East have increased fuel and transportation prices, and certain tariffs that became effective in late 2025 relate to various imported products used in the homebuilding industry, including cabinets, lumber, and certain other wood products. As of March 31, 2026, we have not experienced significant cost increases or supply chain disruptions for raw materials; however, we could experience increases in the costs of materials utilized for the construction of our homes and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods. Mortgage rates remained elevated during the quarter and are influenced by a range of market factors, and we cannot provide any assurance as to the impact of future market or policy developments on mortgage rates or our current or future business. Further, federal policymakers have engaged with industry participants on housing affordability and supply issues, though the timing and impact of any resulting legislative or policy actions remain uncertain and are not expected to materially affect housing conditions in the near term. The potential extent and effect of these and other factors on our business is highly uncertain and outside our control, and our past performance may not be indicative of our future results.

We believe we are well-positioned to benefit from the favorable demographics and an ongoing undersupply of homes that support the need for new affordable housing. We believe our operations are prepared to withstand volatility in future market conditions as a result of our product offerings, which both span the home buying segment and focus on affordable price points, our efficiencies in direct construction costs and cycle times, and our current and future inventories of attractive land positions, including our use of a flexible land strategy.

Results of Operations

During the three months ended March 31, 2026, we generated $33.3 million in income before income tax expense, as compared to $52.5 million in the prior year period. During the three months ended March 31, 2026, we generated net income of $24.4 million, or $0.84 per diluted share, as compared to $39.4 million, or $1.26 per diluted share, in the prior year period.

During the three months ended March 31, 2026, we generated total revenues of $789.7 million, including land sales and other revenues of $33.2 million, as compared to $903.2 million in the prior year period. During the three months ended March 31, 2026, we delivered 2,013 new homes with an average sales price of $364.7 thousand. Our new home deliveries decreased by 11.9% compared to the prior year period, primarily due to slower absorption rates as a result of lower demand amid challenging homebuilding market conditions, and the average sales price per new home decreased 5.7% as compared to the prior year period, primarily due to an increased use of incentives during the first quarter of 2026. During the three months ended March 31, 2026, net new contracts decreased 11.6% to 2,379 as compared to the prior year period.

We continue to take a balanced approach to capital allocation, guided by market conditions and our priorities of investing in land and land development to support future growth and returning capital to our stockholders. We ended the first quarter of 2026 with $78.2 million of cash and cash equivalents and $11.6 million of cash held in escrow. We had $203.7 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 32.2% and a net homebuilding debt to net capital ratio of 30.5%. We have continued to strategically manage our lot pipeline in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts, resulting in 58,537 lots owned and controlled at March 31, 2026. During the three months ended March 31, 2026, we repurchased an aggregate of 617.1 thousand shares under our stock repurchase program for a total purchase price of approximately $40.0 million and a weighted average price of $64.82 per share. Also during the first quarter, we paid a quarterly cash dividend to our stockholders of $0.32 per share, a 10% increase from the $0.29 per share quarterly dividend paid during the three months ended March 31, 2025.

For the three months ended March 31, 2026, our Financial Services segment generated income before income tax expense of $7.6 million as compared to $2.4 million in the prior year period, primarily driven by favorable fair value adjustments during the period. During the three months ended March 31, 2026, the number of mortgages originated decreased 7.4% and the number of loans sold to third parties increased 2.2% as compared to the prior year period.

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

(in thousands, except per share amounts)	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	%
Condensed Consolidated Statements of Operations:
Revenues
Home sales revenues	$734,106	$883,736	$(149,630)	(16.9)%
Land sales and other revenues	33,171	962	32,209	3,348.1%
Total homebuilding revenues	767,277	884,698	(117,421)	(13.3)%
Financial services revenues	22,396	18,534	3,862	20.8%
Total revenues	789,673	903,232	(113,559)	(12.6)%
Homebuilding cost of revenues
Cost of home sales revenues(1)	(603,291)	(707,915)	104,624	(14.8)%
Cost of land sales and other revenues	(22,571)	(827)	(21,744)	2,629.3%
Total homebuilding cost of revenues	(625,862)	(708,742)	82,880	(11.7)%
Financial services costs	(14,751)	(16,174)	1,423	(8.8)%
Selling, general and administrative expense	(116,082)	(120,760)	4,678	(3.9)%
Other income (expense), net	353	(5,038)	5,391	(107.0)%
Income before income tax expense	33,331	52,518	(19,187)	(36.5)%
Income tax expense	(8,922)	(13,134)	4,212	(32.1)%
Net income	$24,409	$39,384	$(14,975)	(38.0)%
Earnings per share:
Basic	$0.84	$1.28	$(0.44)	(34.4)%
Diluted	$0.84	$1.26	$(0.42)	(33.3)%
Adjusted diluted earnings per share(2)(3)	$0.88	$1.39	$(0.51)	(36.7)%
Other Operating Information
Number of new homes delivered	2,013	2,284	(271)	(11.9)%
Average sales price of new homes delivered	$364.7	$386.9	$(22.2)	(5.7)%
Homebuilding gross margin percentage	17.8%	19.9%	(2.1)%	(10.6)%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory(2)	19.7%	21.6%	(1.9)%	(8.8)%
Backlog at end of period, number of homes	1,155	1,258	(103)	(8.2)%
Backlog at end of period, aggregate sales value	$438,459	$521,050	$(82,591)	(15.9)%
Average sales price of homes in backlog	$379.6	$414.2	$(34.6)	(8.4)%
Net new home contracts	2,379	2,692	(313)	(11.6)%
Selling communities at period end	316	318	(2)	(0.6)%
Average selling communities	309	318	(9)	(2.8)%
Total owned and controlled lot inventory	58,537	79,014	(20,477)	(25.9)%
Adjusted EBITDA(2)(3)(4)	$55,444	$78,135	$(22,691)	(29.0)%
Adjusted income before income tax expense(2)(3)	$34,973	$57,832	$(22,859)	(39.5)%
Adjusted net income(2)(3)	$25,611	$43,369	$(17,758)	(40.9)%
Homebuilding debt to capital	32.2%	32.4%	(0.2)%	(0.6)%
Net homebuilding debt to net capital(2)	30.5%	30.1%	0.4%	1.3%

(1)Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year period amounts have been reclassified to conform to this presentation.

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

(3)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted EBITDA and adjusted net income calculations, and we have recast the corresponding prior year period adjusted EBITDA and adjusted net income amounts to conform to the current presentation and calculation.

(4)Beginning in the fourth quarter of 2025, we added “Stock-based compensation expense” as an adjustment in our non-GAAP adjusted EBITDA calculation. Accordingly, we have recast the corresponding prior year period adjusted EBITDA amount to conform to the current presentation and calculation.

Results of Operations by Segment

(dollars in thousands)

	Three Months Ended March 31, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	277	344	371	315	706	—	—	—	2,013
Average sales price of new homes delivered	$568.6	$465.6	$284.7	$393.9	$264.5	$—	$—	$—	$364.7

Revenues	$157,563	$160,216	$105,717	$156,651	$187,130	$22,396	$—	$—	$789,673
Cost of home sales(1)	(131,471)	(132,366)	(87,178)	(99,989)	(151,769)	—	—	(518)	(603,291)
Financial services costs	—	—	—	—	—	(14,751)	—	—	(14,751)
Selling, general and administrative expense	(15,875)	(19,052)	(15,616)	(14,536)	(21,437)	—	(324)	(29,242)	(116,082)
Other segment items(2)	(268)	(42)	(115)	(22,729)	(355)	—	391	900	(22,218)
Income (loss) before tax expense	$9,949	$8,756	$2,808	$19,397	$13,569	$7,645	$67	$(28,860)	$33,331

	Three Months Ended March 31, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	303	429	457	303	792	—	—	—	2,284
Average sales price of new homes delivered	$599.5	$524.1	$298.9	$443.5	$260.4	$—	$—	$—	$386.9

Revenues	$181,721	$225,031	$136,642	$134,445	$206,859	$18,534	$—	$—	$903,232
Cost of home sales(1)	(141,509)	(180,681)	(109,305)	(105,054)	(169,181)	—	—	(2,185)	(707,915)
Financial services costs	—	—	—	—	—	(16,174)	—	—	(16,174)
Selling, general and administrative expense	(17,011)	(20,419)	(16,944)	(14,949)	(22,681)	—	(221)	(28,535)	(120,760)
Other segment items(2)	(1,807)	(488)	(42)	(261)	(1,175)	—	(1,208)	(884)	(5,865)
Income (loss) before tax expense	$21,394	$23,443	$10,351	$14,181	$13,822	$2,360	$(1,429)	$(31,604)	$52,518

(1)Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year period amounts have been reclassified to conform to this presentation.

(2)Includes cost of land sales and other revenues, and other income (expense).

West

During the three months ended March 31, 2026, our West segment generated income before income tax expense of $9.9 million, representing a decrease of 53.5% compared to the prior year period, which was primarily driven by a decrease in revenue and homebuilding gross margin. During the three months ended March 31, 2026, revenue decreased $24.2 million as compared to the prior year period, primarily driven by an 8.6% decrease in the number of homes delivered and a 5.2% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home decrease was driven by increased use of incentives. During the three months ended March 31, 2026, homebuilding gross margin decreased from the prior year period, due primarily to increased use of incentives as compared to the prior year period.

Mountain

During the three months ended March 31, 2026, our Mountain segment generated income before income tax expense of $8.8 million, representing a decrease of 62.6% compared to the prior year period, which was primarily driven by a decrease in revenue and homebuilding gross margin. During the three months ended March 31, 2026, revenue decreased $64.8 million as compared to the prior year period, primarily driven by a 19.8% decrease in the number of homes delivered and an 11.2% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home decrease was driven by increased use of incentives. During the three months ended March 31, 2026, homebuilding gross margin decreased from the prior year period, due primarily to increased use of incentives as compared to the prior year period.

Texas

During the three months ended March 31, 2026, our Texas segment generated income before income tax expense of $2.8 million, representing a decrease of 72.9% compared to the prior year period, which was primarily driven by a decrease in revenue and homebuilding gross margin. During the three months ended March 31, 2026, revenue decreased $30.9 million as compared to the prior year period, primarily driven by an 18.8% decrease in the number of homes delivered and a 4.8% decrease in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home decrease was driven by increased use of incentives. During the three months ended March 31, 2026, homebuilding gross margin decreased from the prior year period, due primarily to increased use of incentives as compared to the prior year period.

Southeast

During the three months ended March 31, 2026, our Southeast segment generated income before income tax expense of $19.4 million, representing an increase of 36.8% from the prior year period, which was primarily driven by increased revenue and partially offset by a decrease in homebuilding gross margin. During the three months ended March 31, 2026, revenue increased $22.2 million as compared to the prior year period, primarily driven by a $32.5 million land sales transaction in Georgia reflected as land sales and other revenue, as well as a 4.0% increase in the number of homes delivered, and partially offset by an 11.2% decrease in the average sales price per home. The increase in the number of homes delivered was primarily driven by improved absorption rates and the average sales price per home decrease was driven by increased use of incentives. During the three months ended March 31, 2026, homebuilding gross margin decreased from the prior year period, due primarily to increased use of incentives as compared to the prior year period.

Century Complete

During the three months ended March 31, 2026, our Century Complete segment generated income before income tax expense of $13.6 million, representing a decrease of 1.8% compared to the prior year period, which was primarily driven by a decrease in revenue. During the three months ended March 31, 2026, revenue decreased $19.7 million as compared to the prior year period, primarily driven by a 10.9% decrease in the number of homes delivered and partially offset by a 1.6% increase in the average sales price per home. The decrease in the number of homes delivered was primarily driven by slower absorption rates and the average sales price per home increase was driven by the mix of deliveries within individual communities and partially offset by increased use of incentives. During the three months ended March 31, 2026, homebuilding gross margin increased from the prior year period, driven by the mix of deliveries within individual communities, and partially offset by increased use of incentives as compared to the prior year period.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. For the three months ended March 31, 2026, our Financial Services segment generated income before income tax expense of $7.6 million as compared to $2.4 million in the prior year period, primarily driven by favorable fair value adjustments related to our derivative instruments and mortgage servicing rights portfolio. During the three months ended March 31, 2026, the number of mortgages originated decreased 7.4% and the number of loans sold to third parties increased 2.2% as compared to the prior year period.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Total originations:
Number of loans	1,358	1,467
Principal	$471,449	$512,627
Capture rate of Century homebuyers	80%	84%
Century Communities	83%	80%
Century Complete	74%	82%
Average FICO score	719	726
Century Communities	723	733
Century Complete	710	712

Loans sold to third parties:
Number of loans sold	1,598	1,563
Principal	$556,495	$544,580

Century Living

Our Century Living operations are engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado. For the three months ended March 31, 2026, our Century Living segment generated income before income tax expense of $67.0 thousand as compared to a loss of $1.4 million in the prior year period, As of March 31, 2026, the Company had three multi-family rental properties in Colorado, of which two were available for leasing. These three projects represent nearly 870 total multi-family units, including 443 under development and active construction and 425 completed units, of which 357 units were leased as of March 31, 2026. As of March 31, 2025, we had three multi-family rental properties under active construction, and subsequently sold one multi-family rental property during the fourth quarter of 2025.

Corporate

During the three months ended March 31, 2026, our Corporate segment generated a loss of $28.9 million, as compared to a loss of $31.6 million during the prior year period. The decrease was primarily related to $1.5 million restructuring costs recognized during the three months ended March 31, 2025.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased to 17.8% for the three months ended March 31, 2026, as compared to 19.9% for the three months ended March 31, 2025. The decrease was primarily driven by increased use of incentives during the three months ended March 31, 2026 as compared to the prior year period.

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

	Three Months Ended March 31,
	2026	%	2025	%
Home sales revenues	$734,106	100.0%	$883,736	100.0%
Cost of home sales revenues	(603,291)	(82.2)%	(707,915)	(80.1)%
Homebuilding gross margin	130,815	17.8%	175,821	19.9%
Add: Inventory impairment	—	0.0%	411	0.0%
Adjusted homebuilding gross margin excluding inventory impairment(1)	130,815	17.8%	176,232	19.9%
Add: Interest in cost of home sales revenues	13,170	1.8%	12,785	1.4%
Add: Purchase price accounting for acquired work in process inventory	688	0.1%	1,892	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$144,673	19.7%	$190,909	21.6%

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

For the three months ended March 31, 2026, our adjusted homebuilding gross margin percentage excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory was 19.7% as compared to 21.6% for the prior year period. We believe the above information is meaningful as it isolates the impact that inventory impairment, indebtedness, and acquisitions (in each case as applicable) during any period, have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to prior year periods and to homebuilding gross margins of our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Selling, general and administrative expense	$116,082	$120,760	$(4,678)	(3.9)%
As a percentage of home sales revenue	15.8%	13.7%

Our selling, general and administrative expense decreased $4.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by decreased commissions expense and other administrative expenses, partially offset by increased advertising costs. As a percentage of home sales revenue, our selling, general and administrative expense increased 210 basis points during the three months ended March 31, 2026, driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2026 estimated annual effective tax rate, before discrete items, of 26.3%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, partially offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase in our effective tax rate of 1.7%.

For the three months ended March 31, 2026, our estimated annual rate of 26.3% was impacted by discrete items which increased our rate by 0.5%, primarily related to a shortfall in tax deductions for stock-based compensation awards that vested during the period.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for 2026 will not reflect a benefit from such tax credits as to homes delivered after June 30, 2026.

For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $8.9 million and $13.1 million, respectively.

Segment Assets

(dollars in thousands)

	March 31,	December 31	Increase (Decrease)
	2026	2025	Amount	Change
West	$887,949	$891,808	$(3,859)	(0.4)%
Mountain	972,348	941,617	30,731	3.3%
Texas	972,926	891,763	81,163	9.1%
Southeast	588,039	581,228	6,811	1.2%
Century Complete	414,192	389,954	24,238	6.2%
Financial Services	326,697	436,515	(109,818)	(25.2)%
Century Living	226,315	198,815	27,500	13.8%
Corporate	121,319	128,195	(6,876)	(5.4)%
Total assets	$4,509,785	$4,459,895	$49,890	1.1%

Total assets increased by $49.9 million, or 1.1%, to $4.5 billion at March 31, 2026 as compared to December 31, 2025, primarily due to (1) changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities, (2) changes in our Century Living multi-family rental properties inventory balances related to the timing of disposition, development, and construction activities and (3) a decrease in our Financial Services assets primarily related to a decrease in mortgage loans held for sale.

Homebuilding lots owned and controlled

	March 31, 2026			December 31, 2025			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	3,517	2,524	6,041	3,432	2,354	5,786	2.5%	7.2%	4.4%
Mountain	7,813	2,018	9,831	7,972	2,169	10,141	(2.0)%	(7.0)%	(3.1)%
Texas	14,148	2,943	17,091	14,298	3,348	17,646	(1.0)%	(12.1)%	(3.1)%
Southeast	4,850	5,526	10,376	5,240	6,293	11,533	(7.4)%	(12.2)%	(10.0)%
Century Complete	4,025	11,173	15,198	3,858	11,952	15,810	4.3%	(6.5)%	(3.9)%
Total	34,353	24,184	58,537	34,800	26,116	60,916	(1.3)%	(7.4)%	(3.9)%

We have continued to strategically manage our lot pipeline resulting in 58,537 lots owned and controlled at March 31, 2026, compared to 60,916 at December 31, 2025. Of our total lots owned and controlled as of March 31, 2026, 58.7% were owned and 41.3% were controlled, as compared to 57.1% owned and 42.9% controlled as of December 31, 2025.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended
	March 31,		Increase (Decrease)
	2026	2025	Amount	% Change
West	336	392	(56)	(14.3)%
Mountain	426	462	(36)	(7.8)%
Texas	473	499	(26)	(5.2)%
Southeast	359	387	(28)	(7.2)%
Century Complete	785	952	(167)	(17.5)%
Total	2,379	2,692	(313)	(11.6)%

Net new home contracts (new home contracts net of cancellations) for the three months ended March 31, 2026 decreased by 313 homes, or 11.6%, to 2,379 as compared to 2,692 for the same period in 2025.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the three months ended March 31, 2026 and 2025 by segment is included in the table below:

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	Amount	% Change
West	2.9	4.1	(1.2)	(29.3)%
Mountain	2.6	3.1	(0.5)	(16.1)%
Texas	2.0	2.1	(0.1)	(4.8)%
Southeast	3.7	3.0	0.7	23.3%
Century Complete	2.4	2.8	(0.4)	(14.3)%
Total	2.6	2.8	(0.2)	(7.1)%

During the three months ended March 31, 2025, our average monthly absorption rates decreased by 7.1% to 2.6 per month as compared to the same period in 2025, primarily driven by lower demand amid challenging homebuilding market conditions impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, including recent volatility in fuel and transportation prices related to the conflict in the Middle East, and broader concerns about affordability by homebuyers.

Selling communities

	Selling Communities		Average Selling Communities
	As of March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
West	40	34	38	32
Mountain	55	48	54	50
Texas	82	78	77	79
Southeast	31	42	32	42
Century Complete	108	116	108	115
Total	316	318	309	318

Our selling communities decreased by 2 communities to 316 communities as of March 31, 2026, as compared to 318 communities at March 31, 2025. This 0.6% decrease was driven by our Southeast and Century Complete segment as a result of community closeouts in excess of new community openings during the current year period.

Backlog

(dollars in thousands)

	As of March 31,
	2026			2025			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	178	$105,463	$592.5	248	$158,029	$637.2	(28.2)%	(33.3)%	(7.0)%
Mountain	190	103,890	546.8	182	102,309	562.1	4.4%	1.5%	(2.7)%
Texas	238	69,227	290.9	219	65,973	301.2	8.7%	4.9%	(3.4)%
Southeast	144	58,671	407.4	191	87,755	459.5	(24.6)%	(33.1)%	(11.3)%
Century Complete	405	101,208	249.9	418	106,984	255.9	(3.1)%	(5.4)%	(2.4)%
Total / Weighted Average	1,155	$438,459	$379.6	1,258	$521,050	$414.2	(8.2)%	(15.9)%	(8.4)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of March 31, 2026, we had 1,155 homes in backlog, which represents a decrease of 8.2% as compared to 1,258 homes in backlog at March 31, 2025. The total value of our backlog was $438.5 million as of March 31, 2026 as compared to $521.1 million as of March 31, 2025. Backlog dollar value decreased 15.9% due to the decrease in the number of backlog units, and the average sales price of backlog units decreased 8.4% generally due to increased use of incentives and mix within individual communities.

Supplemental Guarantor Information

Our 6.625% senior notes due 2033 (which we refer to collectively as our “2033 Notes”) and our 3.875% senior notes due 2029 (which we refer to collectively as our “2029 Notes” and collectively with our 2033 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as the “Guarantors”). Our subsidiaries associated with our Financial Services operations (which we refer to as the “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all existing and future subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of March 31, 2026, Century Communities, Inc. had $1.0 billion in total principal amount of Senior Notes outstanding.

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

Century Communities, Inc. and Guarantors

Summarized Balance Sheet Data (in thousands)	March 31, 2026	December 31, 2025

Assets
Cash and cash equivalents	$133	$96
Cash held in escrow	11,621	48,571
Accounts receivable	52,113	53,327
Inventories	3,525,742	3,361,158
Prepaid expenses and other assets	443,468	410,899
Property and equipment, net	70,532	69,025
Deferred tax assets, net	37,351	38,176
Goodwill	41,109	41,109
Total assets	$4,182,069	$4,022,361
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$150,493	$111,493
Accrued expenses and other liabilities	264,606	280,914
Due to non-guarantors	144,362	128,827
Notes payable	1,112,751	1,102,376
Revolving line of credit	203,700	51,500
Total liabilities	1,875,912	1,675,110
Stockholders’ equity	2,306,157	2,347,251
Total liabilities and stockholders’ equity	$4,182,069	$4,022,361

Summarized Statements of Operations Data (in thousands)		Three Months Ended
		March 31, 2026

Total homebuilding revenues		$767,277
Total homebuilding cost of revenues		(625,862)
Selling, general and administrative expense		(116,082)
Other expense		(2,140)
Income before income tax expense		23,193
Income tax expense		(6,208)
Net income		$16,985

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in our financial statements might be impacted if we used different assumptions or conditions. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on January 29, 2026, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and current capacity under our revolving line of credit, was $886.1 million as of March 31, 2026 and $1.1 billion as of December 31, 2025.

Our principal uses of capital for the three months ended March 31, 2026 were our land purchases, land development, home construction, construction of multi-family rental properties, stock repurchases, dividends, and the payment of routine liabilities.

Cash flows for each of our communities depend on the stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of our inventory and not recognized in our condensed consolidated statements of operations until a home closes, we incur significant cash outlays prior to our recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we continue to acquire and develop lots in our markets when they meet our current investment criteria and dispose of lots when they do not meet our investment criteria.

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and our purchases of land, as well as land development, home construction activities, and other cash needs. We had $203.7 million outstanding under our revolving line of credit as of March 31, 2026, as compared to $51.5 million outstanding as of December 31, 2025.

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

We believe that we will be able to fund our current liquidity needs for at least the next 12 months with our cash on hand, anticipated cash generated from operations, and cash expected to be available under our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available or on acceptable terms based on the macro-economy and market conditions at the time. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as under our revolving line of credit, repurchase facilities, and construction loan agreements. We believe we are well positioned from a cash and liquidity standpoint to operate in an uncertain environment and to pursue other ways to properly deploy capital to enhance returns, which may include taking advantage of strategic opportunities as they arise.

Long-term Liquidity and Capital Resources

Beyond the next 12 months, we believe that our principal uses of capital will be land and inventory purchases and other expenditures, as well as principal and interest payments on our long-term debt obligations. We believe that we will be able to fund our long-term liquidity needs with anticipated cash generated from operations and cash expected to be available under our revolving line of credit or through accessing debt or equity capital, as needed or appropriate, although no assurance can be provided that such additional debt or equity capital will be available, or on favorable terms, especially if interest rates remain high. In a higher interest rate environment, we may incur additional interest expense on borrowings that bear floating interest rates, such as under our revolving line of credit, repurchase facilities, and construction loan agreements. To the extent these sources of capital are insufficient to meet our needs, we may also conduct additional public or private offerings of our securities, refinance debt, or dispose of certain assets to fund our operating activities and capital needs.

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements described below. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three months ended March 31, 2026, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed with the SEC on January 29, 2026.

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

We strive to strategically manage our lot pipeline, while selectively reducing our lot pipeline by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. We believe this balance provides us flexibility to adjust to market conditions as they develop. As of March 31, 2026, we had outstanding purchase contracts and option contracts for an aggregate of 24,184 lots totaling approximately $1.9 billion and we had an aggregate of $97.1 million of deposits for land contracts, of which $86.4 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more or less prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of March 31, 2026, we were in compliance with all such covenants and requirements under the agreements governing our senior notes, revolving line of credit, construction loan agreements, and mortgage repurchase facilities.

Our outstanding debt obligations included the following as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	March 31,	December 31,
	2026	2025
3.875% senior notes, due August 2029(1)	$497,394	$497,201
6.625% senior notes, due September 2033(1)	493,571	493,355
Construction loan agreements	104,838	90,269
Other financing obligations(2)	16,948	21,551
Notes payable	1,112,751	1,102,376
Revolving line of credit	203,700	51,500
Mortgage repurchase facilities	211,170	289,269
Total debt	$1,527,621	$1,443,145

(1)The carrying value of the senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of March 31, 2026 and December 31, 2025, other financing obligations included insurance premium notes and certain secured borrowings, which bore a weighted average interest rate of 5.5% and 5.8%, respectively.

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

3.875% Senior Notes Due 2029

As of March 31, 2026, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029 (the “2029 Notes”), which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, on, or after, February 15, 2029, and a put provision triggered by certain change of control events. As of March 31, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.4 million.

6.625% Senior Notes Due 2033

As of March 31, 2026, we had outstanding $500.0 million in aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”), which principal balance is due in September 2033. Prior to that date, interest only payments are due semi-annually in March and September of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, on, or after, September 15, 2028, and a put provision triggered by certain change of control events. As of March 31, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $493.6 million.

Construction Loan Agreements

Certain wholly owned subsidiaries of Century Living, LLC are parties to secured construction loan agreements with various banks (which we collectively refer to as “the lenders”). These construction loan agreements collectively provide that we may borrow up to an aggregate of $140.1 million from the lenders for purposes of construction of multi-family projects in Colorado, with advances made by the lenders upon the satisfaction of certain conditions. Portions of the obligations under the secured construction loan agreements are guaranteed by us. Borrowings under the construction loan agreements bear interest at various rates, including floating interest rates per annum equal to the Secured Overnight Financing Rate (which we refer to as “SOFR”) plus an applicable margin. The outstanding principal balances and all accrued and unpaid interest is due on varying maturity dates from December 31, 2026 through February 28, 2029, with certain of the construction loan agreements allowing for the option to extend the maturity dates for a period of 12 months if certain conditions are satisfied. The construction loan agreements contain customary affirmative and negative covenants (including covenants related to construction completion, and limitations on the use of loan proceeds, transfers of land, equipment, and improvements), as well as customary events of default. Interest on our construction loan agreements is capitalized to the multi-family properties assets included in prepaid expenses and other assets on the condensed consolidated balance sheets while the related multi-family rental properties are being actively developed.

As of March 31, 2026 and December 31, 2025, $104.8 million and $90.3 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.0% and 6.1% as of March 31, 2026 and December 31, 2025, respectively, and we were in compliance with all covenants thereunder.

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

As of March 31, 2026 and December 31, 2025, $203.7 million and $51.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.2% and 5.2%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A., U.S. Bank National Association and Truist Bank, which provide Inspire with uncommitted repurchase facilities of up to an aggregate of $375.0 million as of March 31, 2026, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through November 13, 2026. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.4% and 5.4% as of March 31, 2026 and December 31, 2025, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of March 31, 2026 and December 31, 2025, we had $211.2 million and $289.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of March 31, 2026 and December 31, 2025, we had issued and outstanding letters of credit under various facilities of $60.2 million and $65.3 million, respectively, and we had issued and outstanding performance and other bonds of $407.8 million and $445.1 million, respectively. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchases

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 1.8 million shares remained available to be repurchased as of March 31, 2026. During the three months ended March 31, 2026 and 2025, an aggregate of 617.1 thousand shares and 753.3 thousand shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $40.0 million and $55.6 million, respectively, and a weighted average price of $64.82 and

$73.76 per share, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022.

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

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three months ended March 31, 2026 and 2025, respectively (in thousands, except per share information):

			Three Months Ended March 31, 2026
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 4, 2026	February 25, 2026	March 11, 2026	$0.32	$9,313

			Three Months Ended March 31, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922

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

Cash Flows— Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

For the three months ended March 31, 2026 and 2025, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $50.3 million during the three months ended March 31, 2026 as compared to $36.6 million during the prior year period. The increase in net cash used was primarily a result of (1) increased expenditures associated with the construction of homes during the three months ended March 31, 2026 as compared to March 31, 2025 and (2) a $15.0 million decrease in net income during the first quarter of 2026 compared to the prior year period, partially offset by benefits from changes in cash balances held in escrow and a decrease in mortgage loans held for sale, reflecting the timing of loan originations and sales, compared to the prior year period.

•Net cash used in investing activities was $8.2 million during the three months ended March 31, 2026, compared to $4.0 million during the prior year period. This change was primarily related to increased expenditures related to property and equipment during the current year period.

•Net cash provided by financing activities was $27.5 million during the three months ended March 31, 2026, compared to net cash used in financing activities of $1.5 million during the prior year period. This change was primarily attributable to (1) a $50.7 million increase in net borrowings under our revolving credit facility and (2) a $15.6 million decrease in stock repurchases, partially offset by a $49.6 million increase in net payments for mortgage repurchase facilities, in each case during the current year period as compared to the prior year period.

As of March 31, 2026, our cash and cash equivalents and restricted cash balance was $108.5 million, as compared to $139.6 million as of December 31, 2025.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three months ended March 31, 2026 and 2025. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before inventory impairment, abandonment of lot option contracts, stock-based compensation expense, restructuring costs, loss on debt extinguishment, impairment on other investment, and purchase price accounting for acquired work in process inventory, in each case as applicable during a period. We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and items considered to be non-recurring. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or non-recurring items. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

(dollars in thousands)

	Three Months Ended March 31,
	2026	2025	% Change
Net income	$24,409	$39,384	(38.0)%
Income tax expense	8,922	13,134	(32.1)%
Interest in cost of home sales revenues	13,170	12,785	3.0%
Interest expense (income)	169	798	(78.8)%
Depreciation and amortization expense	5,352	6,428	(16.7)%
EBITDA	$52,022	$72,529	(28.3)%
Inventory impairment	—	411	(100.0)%
Abandonment of lot option contracts (1)	954	1,506	(36.7)%
Stock-based compensation expense (2)	1,780	292	509.6%
Restructuring costs	—	1,505	(100.0)%
Purchase price accounting for acquired work in process inventory	688	1,892	(63.6)%
Adjusted EBITDA	$55,444	$78,135	(29.0)%

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

(dollars in thousands)

	March 31,	December 31,
	2026	2025
Notes payable	$1,112,751	$1,102,376
Revolving line of credit	203,700	51,500
Construction loan agreements	(104,838)	(90,269)
Total homebuilding debt	1,211,613	1,063,607
Total stockholders' equity	2,553,199	2,591,732
Total capital	$3,764,812	$3,655,339
Homebuilding debt to capital	32.2%	29.1%

Total homebuilding debt	$1,211,613	$1,063,607
Cash and cash equivalents	(78,182)	(109,443)
Cash held in escrow	(11,621)	(48,571)
Net homebuilding debt	1,121,810	905,593
Total stockholders' equity	2,553,199	2,591,732
Net capital	$3,675,009	$3,497,325

Net homebuilding debt to net capital	30.5%	25.9%

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

(in thousands, except share and per share information)

	Three Months Ended March 31,
	2026	2025
Numerator
Net income	$24,409	$39,384
Denominator
Weighted average common shares outstanding - basic	29,189,596	30,801,046
Dilutive effect of stock-based compensation awards	27,907	344,821
Weighted average common shares outstanding - diluted	29,217,503	31,145,867
Earnings per share:
Basic	$0.84	$1.28
Diluted	$0.84	$1.26

Adjusted earnings per share
Numerator
Net income	$24,409	$39,384
Income tax expense	8,922	13,134
Income before income tax expense	33,331	52,518
Inventory impairment	—	411
Abandonment of lot option contracts (1)	954	1,506
Restructuring costs	—	1,505
Purchase price accounting for acquired work in process inventory	688	1,892
Adjusted income before income tax expense	34,973	57,832
Adjusted income tax expense (2)	(9,362)	(14,463)
Adjusted net income	$25,611	$43,369

Denominator - Diluted	29,217,503	31,145,867

Adjusted diluted earnings per share	$0.88	$1.39

(1)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted net income calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

(2)The tax rates used in calculating adjusted net income for the three months ended March 31, 2026 and 2025 were 26.8% and 25.0%, respectively, which reflect our GAAP tax rates for the applicable period.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, inflation, foreign currency exchange rates and commodity prices. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in our market risk since December 31, 2025.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our Credit Agreement and construction loan agreements and the operation of our financial services business.

Exposure to market risk includes the impact of interest rate changes on our interest expense and the affordability of mortgage financing to homebuyers, which affects demand for our homes, as discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this report. Additionally, mortgage rates remained elevated during the quarter and are influenced by a range of market factors, and we cannot provide any assurance as to the impact of future market or policy developments on mortgage rates or our current or future business.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. Inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Recent disruptions to energy markets related to geopolitical developments in the Middle East impacted fuel and transportation costs and led, in part, to a 3.3% increase in inflation in March 2026 as compared to the prior year period. Prolonged volatility in energy prices could further pressure construction costs and negatively impact consumer confidence. Additionally, the implementation and/or potential implementation by the current U.S. Presidential Administration of significant additional tariffs and/or duties on several countries and territories could result in an inflationary environment adversely affecting our business and operating results.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of March 31, 2026, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the first quarter of 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed with the SEC on January 29, 2026, other than the revised risk factor below:

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

Further, recent geopolitical developments, including the conflict in the Middle East, have contributed to volatility in global energy markets and increases in fuel and transportation costs, which may further heighten inflationary pressures, especially if the conflict intensifies or persists. Sustained or worsening geopolitical instability could result in higher input costs, supply chain disruptions, and reduced consumer confidence, which, when combined with affordability pressures and elevated interest rates, could cause potential homebuyers to delay or reconsider home purchases, adversely affecting demand for our homes and our operating results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our first quarter ended March 31, 2026.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January
January 1, 2026 through January 31, 2026	—	$—	—	2,434,585
February
February 1, 2026 through February 28, 2026	282,802	70.72	282,802	2,151,783
March
March 1, 2026 through March 31, 2026	334,285	59.83	334,285	1,817,498
Total	617,087	$64.82	617,087

(1)Our stock repurchase program, which was approved by our Board of Directors and publicly announced on July 24, 2024, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. We repurchased a total of 617,087 shares during the periods indicated above under this program and 1,817,498 shares remained available to repurchase as of March 31, 2026. Our stock repurchase program has no expiration date and may be terminated by our Board of Directors at any time.

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

ITEM 5.     OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

Century Communities, Inc.

Date: April 22, 2026	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman
(Co-Principal Executive Officer)

Date: April 22, 2026	By:	/s/ Robert J. Francescon
Robert J. Francescon
Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: April 22, 2026	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial and Accounting Officer)