Form 10-Q
period 2026-06-30
Century Communities, Inc.
filed 2026-07-23
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

On July 17, 2026, 28,432,900 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets	(unaudited)	(audited)
Cash and cash equivalents	$92,334	$109,443
Cash held in escrow	39,709	48,571
Accounts receivable	64,824	57,242
Inventories	3,598,982	3,361,158
Mortgage loans held for sale	233,347	299,145
Prepaid expenses and other assets	511,559	435,683
Property and equipment, net	73,090	69,368
Deferred tax assets, net	36,317	38,176
Goodwill	41,109	41,109
Total assets	$4,691,271	$4,459,895
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$151,298	$114,416
Accrued expenses and other liabilities	290,348	310,602
Notes payable	1,121,745	1,102,376
Revolving line of credit	329,600	51,500
Mortgage repurchase facilities	232,529	289,269
Total liabilities	2,125,520	1,868,163
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 28,432,620 and 29,050,515 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	284	291
Additional paid-in capital	318,276	385,962
Retained earnings	2,247,191	2,205,479
Total stockholders' equity	2,565,751	2,591,732
Total liabilities and stockholders' equity	$4,691,271	$4,459,895

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Homebuilding revenues
Home sales revenues	$897,528	$976,467	$1,631,634	$1,860,204
Land sales and other revenues	4,255	483	37,426	1,445
Total homebuilding revenues	901,783	976,950	1,669,060	1,861,649
Financial services revenues	25,444	23,774	47,840	42,308
Total revenues	927,227	1,000,724	1,716,900	1,903,957
Homebuilding cost of revenues
Cost of home sales revenues	(735,368)	(804,522)	(1,338,659)	(1,512,437)
Cost of land sales and other revenues	(1,678)	(69)	(24,249)	(897)
Total homebuilding cost of revenues	(737,046)	(804,591)	(1,362,908)	(1,513,334)
Financial services costs	(15,548)	(17,550)	(30,299)	(33,724)
Selling, general and administrative expense	(127,416)	(128,837)	(243,498)	(249,596)
Other income (expense), net	1,851	(2,663)	2,204	(7,702)
Income before income tax expense	49,068	47,083	82,399	99,601
Income tax expense	(12,920)	(12,229)	(21,842)	(25,363)
Net income	$36,148	$34,854	$60,557	$74,238

Earnings per share:
Basic	$1.26	$1.15	$2.09	$2.43
Diluted	$1.26	$1.14	$2.09	$2.40
Weighted average common shares outstanding:
Basic	28,637,901	30,366,109	28,912,225	30,582,376
Diluted	28,653,398	30,680,708	28,933,927	30,912,086

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$60,557	$74,238
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,741	12,862
Stock-based compensation expense	7,180	8,233
Fair value adjustments of mortgage-related assets and liabilities	(2,972)	782
Inventory impairment	—	7,771
Abandonment of lot option contracts	2,079	4,148
Deferred income taxes	1,859	905
Other	(2,833)	(36)
Changes in assets and liabilities:
Cash held in escrow	8,862	(31,345)
Accounts receivable	(7,083)	(13,845)
Inventories	(237,810)	(85,927)
Mortgage loans held for sale	66,802	54,491
Prepaid expenses and other assets	(46,709)	(70,038)
Accounts payable	36,882	12,183
Accrued expenses and other liabilities	(29,994)	(22,047)
Net cash used in operating activities	(132,439)	(47,625)
Investing activities
Purchases of property and equipment	(14,255)	(9,781)
Proceeds from sale of mortgage servicing rights	—	42,756
Other investing activities	(26,831)	(3,340)
Net cash (used in) provided by investing activities	(41,086)	29,635
Financing activities
Borrowings under revolving credit facility	989,300	1,395,000
Payments on revolving credit facility	(711,200)	(1,260,500)
Borrowing under construction loan agreements	28,713	25,251
Proceeds from issuance of notes and other	23,790	12,266
Principal payments on notes and other	(25,951)	(11,019)
Debt issuance costs	—	(1,342)
Net payments for mortgage repurchase facilities	(56,740)	(51,364)
Withholding of common stock upon settlement of stock-based compensation awards	(15,281)	(17,236)
Repurchases of common stock under stock repurchase program	(59,615)	(103,616)
Payments for excise tax on repurchases of common stock	(1,169)	(685)
Dividend payments	(18,467)	(17,705)
Net cash provided by (used in) financing activities	153,380	(30,950)
Net decrease	$(20,145)	$(48,940)
Cash and cash equivalents and Restricted cash
Beginning of period	139,554	175,323
End of period	$119,409	$126,383
Supplemental cash flow disclosure
Cash paid for income taxes	$24,932	$34,980
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$92,334	$93,246
Restricted cash (Note 5)	27,075	33,137
Cash and cash equivalents and Restricted cash	$119,409	$126,383

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

For the Three Months Ended June 30, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2026	28,769	$288	$332,425	$2,220,486	$2,553,199
Settlement of stock-based compensation awards	17	—	—	—	—
Withholding of common stock upon settlement of stock-based compensation awards	—	—	(2)	—	(2)
Repurchases of common stock	(353)	(4)	(19,599)	—	(19,603)
Excise tax on repurchases of common stock	—	—	(237)	—	(237)
Stock-based compensation expense		—	5,400	—	5,400
Cash dividends declared and dividend equivalents	—	—	289	(9,443)	(9,154)
Net income	—	—	—	36,148	36,148
Balance at June 30, 2026	28,433	$284	$318,276	$2,247,191	$2,565,751

Balance at March 31, 2025	30,547	$305	$454,265	$2,123,933	$2,578,503
Settlement of stock-based compensation awards	17	—	—	—	—
Withholding of common stock upon settlement of stock-based compensation awards	—	—	(6)	—	(6)
Repurchases of common stock	(884)	(8)	(48,030)	—	(48,038)
Excise tax on repurchases of common stock	—	—	(480)	—	(480)
Stock-based compensation expense	—	—	7,941	—	7,941
Cash dividends declared and dividend equivalents	—	—	312	(9,095)	(8,783)
Net income	—	—	—	34,854	34,854
Balance at June 30, 2025	29,680	$297	$414,002	$2,149,692	$2,563,991

For the Six Months Ended June 30, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2025	29,051	$291	$385,962	$2,205,479	$2,591,732
Settlement of stock-based compensation awards	574	5	(5)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(222)	(2)	(15,279)	—	(15,281)
Repurchases of common stock	(970)	(10)	(59,605)	—	(59,615)
Excise tax on repurchases of common stock	—	—	(355)	—	(355)
Stock-based compensation expense	—	—	7,180	—	7,180
Cash dividends declared and dividend equivalents	—	—	378	(18,845)	(18,467)
Net income	—	—	—	60,557	60,557
Balance at June 30, 2026	28,433	$284	$318,276	$2,247,191	$2,565,751

Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856
Settlement of stock-based compensation awards	582	5	(5)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(226)	(2)	(17,234)	—	(17,236)
Repurchases of common stock	(1,637)	(16)	(103,600)	—	(103,616)
Excise tax on repurchases of common stock	—	—	(779)	—	(779)
Stock-based compensation expense	—	—	8,233	—	8,233
Cash dividends declared and dividend equivalents	—	—	428	(18,133)	(17,705)
Net income	—	—	—	74,238	74,238
Balance at June 30, 2025	29,680	$297	$414,002	$2,149,692	$2,563,991

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, and all subsidiaries in which we have a controlling interest, as well as variable interest entities for which the Company is deemed to be the primary beneficiary. We do not have any variable interest entities in which we are deemed the primary beneficiary.

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

We have presented our homebuilding operations as the following reportable segments as of June 30, 2026:

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

The following tables summarize total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended June 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$183,293	$198,245	$156,873	$138,791	$224,581	$25,444	$—	$—	$927,227
Cost of home sales revenues	(155,418)	(164,123)	(125,648)	(112,130)	(178,818)	—	—	769	(735,368)
Financial services costs	—	—	—	—	—	(15,548)	—	—	(15,548)
Selling, general and administrative expense	(17,239)	(20,174)	(19,173)	(15,055)	(24,507)	—	(249)	(31,019)	(127,416)
Other segment items(1)	(510)	(493)	(1,545)	(175)	(447)	—	134	3,209	173
Income (loss) before tax expense	$10,126	$13,455	$10,507	$11,431	$20,809	$9,896	$(115)	$(27,041)	$49,068

	Three Months Ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$201,894	$206,387	$147,460	$172,474	$248,735	$23,774	$—	$—	$1,000,724
Cost of home sales revenues	(159,451)	(170,619)	(121,515)	(144,941)	(208,313)	—	—	317	(804,522)
Financial services costs	—	—	—	—	—	(17,550)	—	—	(17,550)
Selling, general and administrative expense	(17,094)	(18,327)	(17,587)	(15,775)	(24,779)	—	(161)	(35,114)	(128,837)
Other segment items(1)	(358)	(2,322)	(232)	(572)	(648)	—	1,623	(223)	(2,732)
Income (loss) before tax expense	$24,991	$15,119	$8,126	$11,186	$14,995	$6,224	$1,462	$(35,020)	$47,083

	Six Months Ended June 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$340,856	$358,461	$262,590	$295,442	$411,711	$47,840	$—	$—	$1,716,900
Cost of home sales revenues	(286,889)	(296,489)	(212,826)	(212,119)	(330,587)	—	—	251	(1,338,659)
Financial services costs	—	—	—	—	—	(30,299)	—	—	(30,299)
Selling, general and administrative expense	(33,114)	(39,226)	(34,789)	(29,591)	(45,944)	—	(573)	(60,261)	(243,498)
Other segment items(1)	(778)	(535)	(1,660)	(22,904)	(802)	—	525	4,109	(22,045)
Income (loss) before tax expense	$20,075	$22,211	$13,315	$30,828	$34,378	$17,541	$(48)	$(55,901)	$82,399

	Six Months Ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$383,616	$431,418	$284,102	$306,919	$455,594	$42,308	$—	$—	$1,903,957
Cost of home sales revenues	(300,960)	(351,300)	(230,820)	(249,995)	(377,494)	—	—	(1,868)	(1,512,437)
Financial services costs	—	—	—		—	(33,724)	—	—	(33,724)
Selling, general and administrative expense	(34,105)	(38,747)	(34,531)	(30,725)	(47,460)	—	(382)	(63,646)	(249,596)
Other segment items(1)	(2,165)	(2,810)	(274)	(833)	(1,823)	—	416	(1,110)	(8,599)
Income (loss) before tax expense	$46,386	$38,561	$18,477	$25,366	$28,817	$8,584	$34	$(66,624)	$99,601

(1)Includes cost of land sales and other revenues, and other income (expense).

The following table summarizes total assets by segment (in thousands):

	June 30,	December 31,
	2026	2025
West	$899,184	$891,808
Mountain	975,286	941,617
Texas	995,497	891,763
Southeast	613,028	581,228
Century Complete	446,344	389,954
Financial Services	362,932	436,515
Century Living	242,330	198,815
Corporate	156,670	128,195
Total assets	$4,691,271	$4,459,895

Century Living assets primarily include multi-family rental properties under construction and properties that are in lease-up, which are included in prepaid and other assets on the condensed consolidated balance sheets. Corporate assets include primarily costs associated with certain prepaids and other assets, including prepaid insurance, certain property and equipment, deferred tax assets, certain receivables, and certain cash and cash equivalents.

3. Inventories

Inventories included the following (in thousands):

	June 30,	December 31,
	2026	2025
Homes under construction	$1,451,804	$1,213,810
Land and land development	2,039,349	2,046,438
Capitalized interest	107,829	100,910
Total inventories	$3,598,982	$3,361,158

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the condensed consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. As of June 30, 2026 and December 31, 2025, Inspire had mortgage loans held for sale with an aggregate fair value of $233.3 million and $299.1 million, respectively, and an aggregate outstanding principal balance of $238.0 million and $304.9 million, respectively. The change in fair value for mortgage loans held for sale resulted in a gain of $0.4 million and $1.0 million for the three and six months ended June 30, 2026, respectively, and resulted in a loss of $1.2 million and a gain of $2.0 million for the three and six months ended June 30, 2025 respectively. The total unpaid principal balance of mortgage loans serviced at June 30, 2026 and December 31, 2025 was $1.7 billion and $769.4 million, respectively. Refer to Note 12 – Fair Value Disclosures for further information regarding our mortgage loans held for sale and mortgage servicing rights.

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the condensed consolidated statements of operations, and include (1) net gains or losses on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, commitment fees, and discount points, net of credits. Net gains on the sale of mortgage loans were

$18.2 million and $34.2 million for the three and six months ended June 30, 2026, respectively, and were $15.3 million and $28.1 million for the three and six months ended June 30, 2025, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate principal balance of $134.0 million and $67.5 million as of June 30, 2026 and December 31, 2025, respectively, and carried a weighted average interest rate of approximately 4.5% and 4.7%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement, are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$23,757	$33,811
Lot option and escrow deposits	92,173	92,085
Performance deposits	9,936	10,626
Restricted cash(1)	27,075	30,111
Multi-family rental properties inventory(2)	232,297	188,543
Mortgage servicing rights	25,783	11,375
Right-of-use assets	10,724	10,944
Other assets and prepaid expenses	89,814	58,188
Total prepaid expenses and other assets	$511,559	$435,683

(1)Restricted cash consists of restricted cash related to land development, earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)Multi-family rental properties inventory includes multi-family rental properties that are under construction and those in lease-up.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	June 30,	December 31,
	2026	2025
Earnest money deposits	$6,797	$5,117
Warranty reserve	12,513	14,107
Self-insurance reserve	45,584	42,119
Accrued compensation costs	51,640	72,880
Land development and home construction accruals	107,118	110,431
Accrued interest	19,506	19,116
Income taxes payable	1,819	3,765
Lease liabilities - operating leases	11,263	11,611
Other accrued liabilities	34,108	31,456
Total accrued expenses and other liabilities	$290,348	$310,602

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. As of June 30, 2026 and December 31, 2025, our warranty reserve was $12.5 million and $14.1 million, respectively. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and we adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.6 million and $3.6 million during the three and six months ended June 30, 2026, respectively, which is included as a reduction to cost of home sales revenues on our condensed consolidated statements of operations. We increased our warranty reserve by $0.6 million during the three months ended June 30, 2025, and we reduced our warranty reserve by $1.4 million during the six months ended June 30, 2025.

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premise operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs associated with such claims on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon third party actuarial analyses that are primarily based on industry data and partially on our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. During the three and six months ended June 30, 2026 and 2025, we recorded no adjustment to our self-insurance reserve. Any adjustments to our self-insurance reserve would be included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for incurred but not reported construction defect claims for the three and six months ended June 30, 2026 and 2025 are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$43,823	$35,448	$42,119	$32,970
Self-insurance expense provisions	2,784	2,702	4,980	5,342
Payments	(1,023)	(908)	(1,515)	(1,070)
Self-insurance adjustment	—	—	—	—
Ending balance	$45,584	$37,242	$45,584	$37,242

9. Debt

Our outstanding debt obligations included the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
3.875% senior notes, due August 2029(1)	$497,587	$497,201
6.625% senior notes, due September 2033(1)	493,786	493,355
Construction loan agreements	118,982	90,269
Other financing obligations(2)	11,390	21,551
Notes payable	1,121,745	1,102,376
Revolving line of credit	329,600	51,500
Mortgage repurchase facilities	232,529	289,269
Total debt	$1,683,874	$1,443,145

(1)The carrying value of senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of June 30, 2026 and December 31, 2025, other financing obligations included certain secured borrowings and insurance premium notes, which bore a weighted average interest rate of 6.0% and 5.8%, respectively.

3.875% Senior Notes Due 2029

As of June 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029 (the “2029 Notes”), which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, on, or after, February 15, 2029, and a put provision triggered by certain change of control events. As of June 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.6 million.

6.625% Senior Notes Due 2033

As of June 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”), which principal balance is due in September 2033. Prior to that date, interest only payments are due semi-annually in March and September of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, on, or after, September 15, 2028, and a put provision triggered by certain change of control events. As of June 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $493.8 million.

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

As of June 30, 2026 and December 31, 2025, $119.0 million and $90.3 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.0% and 6.1% as of June 30, 2026 and December 31, 2025, respectively, and we were in compliance with all covenants thereunder.

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

As of June 30, 2026 and December 31, 2025, $329.6 million and $51.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.2% and 5.2%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A. and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities, and Truist Bank, which provides Inspire with a committed repurchase facility, collectively providing up to an aggregate of $300.0 million as of June 30, 2026, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through May 28, 2027. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.2% and 5.4% as of June 30, 2026 and December 31, 2025, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2026 and December 31, 2025, we had $232.5 million and $289.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to homebuilding inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and six months ended June 30, 2026 and 2025, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest capitalized beginning of period	$104,959	$89,010	$100,910	$84,325
Interest capitalized during period	19,212	19,134	36,431	36,604
Less: capitalized interest in cost of sales	(16,342)	(14,204)	(29,512)	(26,989)
Interest capitalized end of period	$107,829	$93,940	$107,829	$93,940

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

For the six months ended June 30, 2026, our estimated annual rate of 26.3% was impacted by discrete items which increased our rate by 0.2%, primarily related to a shortfall in tax deductions for stock-based compensation awards that vested during the period.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for 2026 will not reflect a benefit from such tax credits related to homes delivered after June 30, 2026.

For the three months ended June 30, 2026 and 2025, we recorded income tax expense of $12.9 million and $12.2 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded income tax expense of $21.8 million and $25.4 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, respectively (in thousands):

			June 30,	December 31,
	Balance Sheet Classification	Hierarchy	2026	2025
Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$233,347	$299,145
Mortgage servicing rights (1)	Prepaid expenses and other assets	Level 3	$25,783	$11,375
Derivative assets	Prepaid expenses and other assets	Level 2	$4,207	$2,157
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$719	$519

(1)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 7.5%, 12.0%, and $78 per year per loan, respectively, as of June 30, 2026, and 7.8%, 10.4%, and $80 per year per loan, respectively, as of December 31, 2025. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage servicing rights	2026	2025	2026	2025
Beginning of period	$17,653	$43,889	$11,375	$42,404
Originations	8,422	1,193	14,289	4,928
Settlements	(267)	(802)	(445)	(1,504)
Sales	—	(47,305)	—	(47,305)
Changes in fair value	(25)	4,240	564	2,692
End of period	$25,783	$1,215	$25,783	$1,215

For the financial assets and liabilities that the Company does not reflect at fair value, the following table presents both their respective carrying value and fair value at June 30, 2026 and December 31, 2025, respectively (in thousands). The fair values of cash and cash equivalents, cash held in escrow, and restricted cash approximate their carrying values and are classified as Level 1 within the fair value hierarchy, and are not presented in the table below.

		June 30, 2026		December 31, 2025
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
3.875% senior notes (1)(2)	Level 2	$497,587	$475,000	$497,201	$473,750
6.625% senior notes (1)(2)	Level 2	$493,786	$502,500	$493,355	$503,150
Construction loan agreements(3)(4)	Level 3	$118,982	$118,982	$90,269	$90,269
Other financing obligations(3)(5)	Level 3	$11,390	$11,390	$21,551	$21,551
Revolving line of credit(3)	Level 2	$329,600	$329,600	$51,500	$51,500
Mortgage repurchase facilities(3)	Level 2	$232,529	$232,529	$289,269	$289,269

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of June 30, 2026, these amounts totaled $2.4 million and $6.2 million for the 3.875% senior notes and 6.625% senior notes, respectively. As of December 31, 2025, these amounts totaled $2.8 million and $6.6 million for the 3.875% senior notes and 6.625% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)As of June 30, 2026 and December 31, 2025, construction loan agreements related to Century Living bore a weighted average interest rate of 6.0% and 6.1%, respectively.

(5)As of June 30, 2026 and December 31, 2025, other financing obligations related to certain secured borrowings and insurance premium notes, which bore a weighted average interest rate of 6.0% and 5.8%, respectively.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

No impairment charges were recorded during the three and six months ended June 30, 2026. During the three months ended June 30, 2025, we recorded impairment charges of $7.4 million related to five communities with a carrying value before impairment of $31.6 million, and during the six months ended June 30, 2025, we recorded impairment charges of $7.8 million related to six communities with a carrying value before impairment of $33.7 million. The estimated fair value of the communities was measured using a discounted cash flow approach with Level 3 inputs, and reflects estimated fair values in the periods the respective impairments were identified. When estimating future discounted cash flows, we utilized weighted-average discount rates of approximately 12% in our valuations during the three and six months ended June 30, 2025. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the six months ended June 30, 2026 and 2025, we granted restricted stock units (which we refer to as “RSUs”) covering 0.4 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $61.22 and $76.38 per share, respectively, that vest over a three year period. During the six months ended June 30, 2026 and 2025, we granted 16.1 thousand and 16.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $54.27 and $53.26 per share, respectively, to our non-employee directors.

During the six months ended June 30, 2026 and 2025, we granted performance share units (which we refer to as “PSUs”) covering up to an aggregate of 0.5 million and 0.5 million shares of common stock, respectively, assuming maximum level of performance and market conditions are met with a weighted-average grant date fair value of $52.10 and $67.01 per share, respectively, that are subject to service, performance, and market vesting conditions. The quantity of shares that will vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares depending upon the participant and will be determined based on achievement of three-year cumulative revenue and three-year cumulative adjusted pre-tax income performance goals. The ultimate share payout may then be adjusted by a relative total stockholder return modifier based on our three-year cumulative total stockholder return (which we refer to as “TSR”) relative to the average TSR of all companies in a defined peer group, with the potential to decrease the payout by 10% or increase it by up to 20%. We utilize the Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions, and stock-based compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service period has been met.

During the six months ended June 30, 2026 and 2025, we issued 0.4 million and 0.4 million shares of common stock, respectively, upon the settlement of PSUs based on final achievement of the performance level goals specified under the terms of the PSU awards granted in previous periods. Approximately 1.2 million shares will be issued upon settlement from 2027 to 2029 if the defined service and maximum performance targets under currently outstanding PSU awards are met and, for applicable PSU awards, if the defined maximum TSR conditions are met, and no shares will be issued upon settlement if the defined service or minimum performance targets are not met.

A summary of our nonvested awards, including PSUs, assuming the current estimated level of performance achievement, and RSUs, are as follows (in thousands, except years):

June 30, 2026
Nonvested awards	1,130
Unrecognized compensation cost	$53,300
Weighted-average years to recognize compensation cost	2.3

Stock-based compensation expense totaled $5.4 million and $7.9 million for the three months ended June 30, 2026 and 2025, and totaled $7.2 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and then adjusted as appropriate throughout the respective three-year performance periods. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the three and six months ended June 30, 2026 and 2025, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the PSU awards. Our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards increased on a net basis by approximately 0.2 million shares and 0.1 million shares during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2026, we recorded net cumulative adjustments to reduce stock-based compensation expense of $0.7 million ($0.6 million net of tax), or $0.02 per share (basic and diluted) and $4.2 million ($3.1 million net of tax), or $0.11 per share (basic and diluted), respectively. During the three and six months ended June 30, 2025, our estimate of the number of shares expected to vest increased by a total of 0.2 million shares and 40 thousand shares respectively. During the three months ended June 30, 2025, we recorded a cumulative adjustment to increase stock-based compensation expense of $1.0 million ($0.8 million net of tax), or $0.03 per basic share and $0.02 per diluted share, and during the six months ended June 30, 2025, we recorded a cumulative adjustment to reduce stock-based compensation expense of $4.7 million ($3.5 million net of tax), or $0.12 per basic share and $0.11 per diluted share.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2026 and December 31, 2025, there were 28.4 million and 29.1 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). The 2022 Incentive Plan provides that 3.1 million shares of common stock are available for issuance to eligible participants under the plan, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that were subsequently forfeited, cancelled, expired or otherwise terminated without the issuance of such shares. During the six months ended June 30, 2026 and 2025, we issued 0.6 million and 0.6 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of June 30, 2026, approximately 0.6 million shares of common stock remained available for issuance under the 2022 Incentive Plan, assuming maximum levels of performance achievement for nonvested PSUs.

The following tables set forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and six months ended June 30, 2026 and 2025, respectively (dollars in thousands, except per share information):

			Six Month Ended June 30, 2026
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 4, 2026	February 25, 2026	March 11, 2026	$0.32	$9,313
May 6, 2026	May 27, 2026	June 10, 2026	$0.32	$9,154

			Six Months Ended June 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783

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

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 1.5 million shares remained available to be repurchased as of June 30, 2026. During the three and six months ended June 30, 2026, an aggregate of 352.8 thousand shares and 969.9 thousand shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $19.6 million and $59.6 million, respectively, and a weighted average per share price of $55.54 and $61.44, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. During the three and six months ended June 30, 2025, an aggregate of 883.6 thousand shares and 1.6 million shares, respectively, were repurchased for a total purchase price of approximately $48.0 million and $103.6 million, respectively, and a weighted average per share price of $54.35 and $63.28, respectively.

During the six months ended June 30, 2026 and 2025, shares of common stock at a total cost of $15.3 million and $17.2 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the settlement of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced stock repurchase program.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share (which we refer to as “EPS”) for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$36,148	$34,854	$60,557	$74,238
Denominator
Weighted average common shares outstanding - basic	28,637,901	30,366,109	28,912,225	30,582,376
Dilutive effect of stock-based compensation awards	15,497	314,599	21,702	329,710
Weighted average common shares outstanding - diluted	28,653,398	30,680,708	28,933,927	30,912,086
Earnings per share:
Basic	$1.26	$1.15	$2.09	$2.43
Diluted	$1.26	$1.14	$2.09	$2.40

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 1.2 million and 1.0 million common stock unit equivalents from diluted earnings per share during the three and six months ended June 30, 2026, respectively, and we excluded 0.7 million and 0.7 million common stock unit equivalents from diluted earnings per share during the three and six months ended June 30, 2025, respectively, related to the PSUs for which performance conditions remained unsatisfied, assuming maximum levels of performance achievement. We excluded 0.4 million and 0.4 million antidilutive common stock unit equivalents from diluted earnings per share during the three and six months ended June 30, 2026 and we excluded 0.3 million and 0.3 million antidilutive common stock unit equivalents from diluted earnings per share during the three and six months ended June 30, 2025, respectively.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2026 and December 31, 2025, we had issued and outstanding letters of credit under various facilities of $56.2 million and $65.3 million, respectively, and we had issued and outstanding performance and other bonds of $426.7 million and $445.1 million, respectively.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•the cyclical nature of the homebuilding industry, which is particularly susceptible to economic changes, either nationally or in the regional and local markets in which we operate, including continued elevated and any future increases in interest rates and the resulting impact on the accessibility and cost of mortgage loans to homebuyers; persistent inflation; decreased employment levels and job insecurity concerns due in part to the rapid adoption of artificial intelligence; cautious consumer sentiment; affordability concerns; and increased recessionary conditions;

•unstable economic and political conditions as well as geopolitical conflicts, including in the Middle East, which have adversely affected and could continue to adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels, and cause higher interest rates, inflation, reduced consumer confidence, general economic uncertainty, and/or other adverse effects;

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

•a downturn in the homebuilding industry, including a reduction in demand for our homes, increased cancellation rates, or a decline in real estate values or market conditions resulting in an adverse impact on our business, operating results and financial condition, which may include a continued elevated use of sales incentives adversely affecting our margins and possible future impairment or restructuring charges;

•changes in assumptions used to make industry forecasts, population growth or decline rates, or trends affecting housing availability, demand or prices;

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

•the degree and nature of our competition, including the supply and pricing of new and existing homes and other housing alternatives, and recent consolidation within the homebuilding industry, and the effect on our business and operating results;

•changes in, or the failure or inability to comply with, governmental laws and regulations and the evolving nature of such laws and regulations;

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

•availability, terms and deployment of our capital and possible challenges to our capital allocation;

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

•the effect of recent federal housing legislation; and

•the effect of a public health issue, such as a major epidemic or pandemic, on the economy and our business.

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 4,519 homes delivered during the first six months of 2026, approximately 96% of homes delivered had purchase prices below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

Market conditions in the homebuilding industry have continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, cautious homebuyer sentiment, and ongoing affordability pressures for homebuyers. Against this backdrop, there remains an underlying need for affordable new homes, supported by solid demographic trends and an ongoing undersupply of homes. Demand for our homes improved during the three months ended June 30, 2026, as net new home contracts (new home contracts net of cancellations) increased modestly compared to the prior year period. In response to market conditions, we have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns and closing cost concessions. Further, during the first six months of 2026, we experienced continued acceptance to adjustable-rate mortgages among our homebuyers, which adjustable-rate mortgages accounted for nearly 35% of the mortgages that we originated by volume of principal during second quarter of 2026, an increase from first quarter 2026 levels of approximately 30% and well above first quarter 2025 levels of less than 5%.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic, market and geopolitical conditions remain uncertain, in particular with respect to inflation and consumer confidence, both of which have been and may continue to be adversely affected by the conflict in the Middle East, especially if it persists or intensifies; continued elevated interest rates and the impact of potential future increases or decreases to the U.S. Federal funds interest rate by the U.S. Federal Reserve; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives and actions will impact the U.S. economy; the effect of tariffs and/or duties; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; increased energy and fuel prices; the possibility of an economic recession; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates, consumer confidence, or otherwise, could affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of loans and revenues from our Financial Services segment, and net income.

Disruptions to energy markets related to geopolitical developments in the Middle East have increased fuel and transportation prices, and certain tariffs that became effective in late 2025 relate to various imported products used in the homebuilding industry, including cabinets, lumber, and certain other wood products. As of June 30, 2026, we have not experienced significant cost increases or supply chain disruptions for raw materials and construction cycle times remained approximately three to four months during the first six months of 2026; however, we could experience increases in the costs of materials utilized for the construction of our homes and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods. Mortgage rates remained elevated during the first six months of 2026 and are influenced by a range of market factors, and we cannot provide any assurance as to the impact of future market or policy developments on mortgage rates or our current or future business. Further, in July 2026, a broad package of federal housing provisions became law, though the timing and magnitude of any impact on the housing market conditions remains uncertain. The potential extent and effect of these and other factors on our business is highly uncertain and outside our control, and our past performance may not be indicative of our future results.

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

Results of Operations

During the three and six months ended June 30, 2026, we generated $49.1 million and $82.4 million in income before income tax expense, as compared to $47.1 million and $99.6 million in the respective prior year periods. During the three and six months ended June 30, 2026, we generated net income of $36.1 million, or $1.26 per diluted share, and $60.6 million, or $2.09 per diluted share, respectively, as compared to $34.9 million, or $1.14 per diluted share, and $74.2 million, or $2.40 per diluted share in the respective prior year periods.

During the three and six months ended June 30, 2026, we generated total revenues of $927.2 million and $1.7 billion, respectively, as compared to $1.0 billion and $1.9 billion in the respective prior year periods. During the three and six months ended June 30, 2026, we delivered 2,506 and 4,519 new homes with an average sales price of $358.2 thousand and $361.1 thousand, respectively. Our new home deliveries decreased by 3.1% and 7.2%, respectively, as compared to the respective prior year periods, primarily due to slower absorption rates as a result of lower demand amid challenging homebuilding market conditions, and the average sales price per new home decreased 5.1% and 5.4% as compared to the respective prior year periods, primarily due to an increased use of incentives during the three and six months ended June 30, 2026. For the three months ended June 30, 2026, net new contracts increased 2.7% to 2,615, and for the six months ended June 30, 2026, net new contracts decreased 4.7% to 4,994, in each case compared to the prior year period.

We have continued to take a balanced approach to capital allocation, guided by market conditions and our priorities of investing in land and land development to support anticipated future growth and returning capital to our stockholders. We ended the second quarter of 2026 with $92.3 million of cash and cash equivalents and $39.7 million of cash held in escrow. We had $329.6 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 34.2% and a net homebuilding debt to net capital ratio of 31.9%. We have continued to strategically manage our lot pipeline in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts, resulting in 60,128 lots owned and controlled at June 30, 2026. During the three and six months ended June 30, 2026, we repurchased an aggregate of 352.8 thousand and 969.9 thousand shares, respectively, under our stock repurchase program for a total purchase price of approximately $19.6 million and $59.6 million, respectively, and a weighted average per share price of $55.54 and $61.44, respectively. Also, during each of the first two quarters of 2026, we paid a quarterly cash dividend to our stockholders of $0.32 per share, a 10% increase from the $0.29 per share quarterly dividend paid during each of the first two quarters of 2025.

For the three and six months ended June 30, 2026, our Financial Services segment generated income before income tax expense of $9.9 million and $17.5 million, respectively, as compared to $6.2 million and $8.6 million in the respective prior year periods. During the three months ended June 30, 2026, the number of mortgages originated increased 0.9%, and during the six months ended June 30, 2026, the number of mortgages originated decreased 2.9%, in each case, as compared to the prior year period. During the three and six months ended June 30, 2026, the number of loans sold to third parties decreased 6.9% and 2.6%, respectively, as compared to the respective prior year periods.

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations:
Revenues
Home sales revenues	$897,528	$976,467	$1,631,634	$1,860,204
Land sales and other revenues	4,255	483	37,426	1,445
Total homebuilding revenues	901,783	976,950	1,669,060	1,861,649
Financial services revenues	25,444	23,774	47,840	42,308
Total revenues	927,227	1,000,724	1,716,900	1,903,957
Homebuilding cost of revenues
Cost of home sales revenues(1)	(735,368)	(804,522)	(1,338,659)	(1,512,437)
Cost of land sales and other revenues	(1,678)	(69)	(24,249)	(897)
Total homebuilding cost of revenues	(737,046)	(804,591)	(1,362,908)	(1,513,334)
Financial services costs	(15,548)	(17,550)	(30,299)	(33,724)
Selling, general and administrative expense	(127,416)	(128,837)	(243,498)	(249,596)
Other income (expense), net	1,851	(2,663)	2,204	(7,702)
Income before income tax expense	49,068	47,083	82,399	99,601
Income tax expense	(12,920)	(12,229)	(21,842)	(25,363)
Net income	$36,148	$34,854	$60,557	$74,238
Earnings per share:
Basic	$1.26	$1.15	$2.09	$2.43
Diluted	$1.26	$1.14	$2.09	$2.40
Adjusted diluted earnings per share(2)(3)	$1.30	$1.44	$2.18	$2.82
Other Operating Information
Number of new homes delivered	2,506	2,587	4,519	4,871
Average sales price of new homes delivered	$358.2	$377.5	$361.1	$381.9
Homebuilding gross margin percentage	18.1%	17.6%	18.0%	18.7%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (2)	20.0%	20.0%	19.8%	20.8%
Backlog at end of period, number of homes	1,264	1,217	1,264	1,217
Backlog at end of period, aggregate sales value	$469,272	$465,990	$469,272	$465,990
Average sales price of homes in backlog	$371.3	$382.9	$371.3	$382.9
Net new home contracts	2,615	2,546	4,994	5,238
Selling communities at period end	330	327	330	327
Average selling communities	321	316	315	317
Total owned and controlled lot inventory	60,128	68,701	60,128	68,701
Adjusted EBITDA(2)(3)(4)	$78,155	$86,476	$133,599	$164,611
Adjusted income before income tax expense(2)(3)	$50,806	$59,126	$85,779	$116,958
Adjusted net income(2)(3)	$37,339	$44,070	$63,041	$87,175
Homebuilding debt to capital	34.2%	33.3%	34.2%	33.3%
Net homebuilding debt to net capital(2)	31.9%	31.0%	31.9%	31.0%

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

(3)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted EBITDA (Earnings Before Interest, Depreciation, and Amortization) and adjusted net income calculations, and we have recast the corresponding prior year period adjusted EBITDA and adjusted net income amounts to conform to the current presentation and calculation.

(4)Beginning in the fourth quarter of 2025, we added “Stock-based compensation expense” as an adjustment in our non-GAAP adjusted EBITDA calculation. Accordingly, we have recast the corresponding prior year period adjusted EBITDA amount to conform to the current presentation and calculation.

Results of Operations by Segment

(dollars in thousands)

	Three Months Ended June 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	322	416	527	362	879	—	—	—	2,506
Average sales price of new homes delivered	$568.9	$476.5	$290.8	$383.2	$255.1	$—	$—	$—	$358.2

Revenues	$183,293	$198,245	$156,873	$138,791	$224,581	$25,444	$—	$—	$927,227
Cost of home sales revenues(1)	(155,418)	(164,123)	(125,648)	(112,130)	(178,818)	—	—	769	(735,368)
Financial services costs	—	—	—	—	—	(15,548)	—	—	(15,548)
Selling, general and administrative expense	(17,239)	(20,174)	(19,173)	(15,055)	(24,507)	—	(249)	(31,019)	(127,416)
Other segment items(2)	(510)	(493)	(1,545)	(175)	(447)	—	134	3,209	173
Income (loss) before tax expense	$10,126	$13,455	$10,507	$11,431	$20,809	$9,896	$(115)	$(27,041)	$49,068

	Three Months Ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	335	396	501	401	954	—	—	—	2,587
Average sales price of new homes delivered	$602.5	$521.0	$294.2	$429.9	$260.5	$—	$—	$—	$377.5

Revenues	$201,894	$206,387	$147,460	$172,474	$248,735	$23,774	$—	$—	$1,000,724
Cost of home sales revenues(1)	(159,451)	(170,619)	(121,515)	(144,941)	(208,313)	—	—	317	(804,522)
Financial services costs	—	—	—	—	—	(17,550)	—	—	(17,550)
Selling, general and administrative expense	(17,094)	(18,327)	(17,587)	(15,775)	(24,779)	—	(161)	(35,114)	(128,837)
Other segment items(2)	(358)	(2,322)	(232)	(572)	(648)	—	1,623	(223)	(2,732)
Income (loss) before tax expense	$24,991	$15,119	$8,126	$11,186	$14,995	$6,224	$1,462	$(35,020)	$47,083

	Six Months Ended June 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	599	760	898	677	1,585	—	—	—	4,519
Average sales price of new homes delivered	$568.8	$471.5	$288.3	$388.2	$259.3	$—	$—	$—	$361.1

Revenues	$340,856	$358,461	$262,590	$295,442	$411,711	$47,840	$—	$—	$1,716,900
Cost of home sales revenues(1)	(286,889)	(296,489)	(212,826)	(212,119)	(330,587)	—	—	251	(1,338,659)
Financial services costs	—	—	—	—	—	(30,299)	—	—	(30,299)
Selling, general and administrative expense	(33,114)	(39,226)	(34,789)	(29,591)	(45,944)	—	(573)	(60,261)	(243,498)
Other segment items(2)	(778)	(535)	(1,660)	(22,904)	(802)	—	525	4,109	(22,045)
Income (loss) before tax expense	$20,075	$22,211	$13,315	$30,828	$34,378	$17,541	$(48)	$(55,901)	$82,399

	Six Months Ended June 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	638	825	958	704	1,746	—	—	—	4,871
Average sales price of new homes delivered	$601.0	$522.6	$296.5	$435.7	$260.5	$—	$—	$—	$381.9

Revenues	$383,616	$431,418	$284,102	$306,919	$455,594	$42,308	$—	$—	$1,903,957
Cost of home sales revenues(1)	(300,960)	(351,300)	(230,820)	(249,995)	(377,494)	—	—	(1,868)	(1,512,437)
Financial services costs	—	—	—	—	—	(33,724)	—	—	(33,724)
Selling, general and administrative expense	(34,105)	(38,747)	(34,531)	(30,725)	(47,460)	—	(382)	(63,646)	(249,596)
Other segment items(2)	(2,165)	(2,810)	(274)	(833)	(1,823)	—	416	(1,110)	(8,599)
Income (loss) before tax expense	$46,386	$38,561	$18,477	$25,366	$28,817	$8,584	$34	$(66,624)	$99,601

(1)Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year period amounts have been reclassified to conform to this presentation.

(2)Includes cost of land sales and other revenues, and other income (expense).

West

During the three and six months ended June 30, 2026, our West segment generated income before income tax expense of $10.1 million and $20.1 million, respectively, representing decreases of 59.5% and 56.7%, respectively, as compared to the respective prior year periods. These decreases were primarily driven by decreases in revenue and homebuilding gross margin percentage. During the three and six months ended June 30, 2026, revenue decreased $18.6 million and $42.8 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 3.9% and 6.1%, respectively, in the number of homes delivered and decreases of 5.6% and 5.4%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily attributable to slower absorption rates and the decreases in average sales price per home resulted from increased use of incentives. During the three and six months ended June 30, 2026, homebuilding gross margin percentage decreased from the respective prior year periods, due primarily to increased use of incentives as compared to the respective prior year periods.

Mountain

During the three and six months ended June 30, 2026, our Mountain segment generated income before income tax expense of $13.5 million and $22.2 million, respectively, representing decreases of 11.0% and 42.4%, respectively, as compared to the respective prior year periods. These decreases were primarily driven by decreases in revenue and homebuilding gross margin percentage. For the three-month comparison, revenue decreased $8.1 million compared to the prior year period, primarily due to an 8.5% decrease in the average sales price per home resulting from increased use of incentives, partially offset by a 5.1% increase in homes delivered attributable to improved absorption rates. For the six-month comparison, revenue decreased $73.0 million compared to the prior year period, primarily due to a 7.9% decline in homes delivered as a result of slower absorption rates, as well as a 9.8% decrease in the average sales price per home driven by increased use of incentives. During the three and six months ended June 30, 2026, homebuilding gross margin percentage decreased from the respective prior year periods, due primarily to increased use of incentives as compared to the prior year periods.

Texas

During the three and six months ended June 30, 2026, our Texas segment generated income before income tax expense of $10.5 million and $13.3 million, respectively. For the three-month comparison, income before income tax expense increased 29.3% as compared to the prior year period, which was primarily driven by an increase in revenue and homebuilding gross margin percentage. For the three-month comparison, revenue increased $9.4 million compared to the prior year period, primarily due to a 5.2% increase in homes delivered, driven by a higher average number of selling communities, and partially offset by a 1.2% decrease in the average sales price per home resulting from increased use of incentives. During the three months ended June 30, 2026, homebuilding gross margin percentage increased from the prior year period, driven by lower direct construction costs, and partially offset by increased use of incentives as compared to the prior year period. For the six-month comparison, income before income tax expense decreased 27.9% as compared to the prior year period, which was primarily driven by a decrease in revenue and homebuilding gross margin percentage. For the six-month comparison, revenue decreased $21.5 million compared to the prior year period, primarily due to a 6.3% decline in homes delivered as a result of slower absorption rates, as well as a 2.8% decrease in the average sales price per home driven by increased use of incentives. During the six months ended June 30, 2026, homebuilding gross margin percentage decreased from the prior year period, due primarily to increased use of incentives as compared to the prior year period.

Southeast

During the three and six months ended June 30, 2026, our Southeast segment generated income before income tax expense of $11.4 million and $30.8 million, respectively. For the three-month comparison, income before income tax expense remained relatively consistent, increasing 2.2% as compared to the respective prior year period. For the six-month comparison, income before income tax expense increased 21.5% as compared to the respective prior year period, primarily driven by a land sale transaction in Georgia during the first quarter of 2026. Revenue decreased $33.7 million and $11.5 million, respectively, during the three and six months ended June 30, 2026 as compared to the respective prior year periods, primarily driven by decreases of 9.7% and 3.8%, respectively, in the number of homes delivered and decreases of 10.9% and 10.9%, respectively, in the average sales price per home. The decrease in revenue for the six-month comparison was partially offset by the first quarter land sale transaction of $32.5 million included in land sales and other revenue. The decreases in the number of homes delivered were primarily driven by a lower average number of selling communities, and the decreases in average sales price per home resulted from increased use of incentives. During the three and six months ended June 30, 2026, homebuilding gross margin percentage increased from the respective prior year periods, driven by lower direct construction costs and the absence of prior period impairment charges of $3.8 million, and was partially offset by the impact of increased use of incentives as compared to the respective prior year periods.

Century Complete

During the three and six months ended June 30, 2026, our Century Complete segment generated income before income tax expense of $20.8 million and $34.4 million, respectively, representing increases of 38.8% and 19.3%, respectively, as compared to the respective prior year periods. These increases were primarily driven by increases in homebuilding gross margin percentage. During the three and six months ended June 30, 2026, revenue decreased $24.2 million and $43.9 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 7.9% and 9.2%, respectively, in the number of homes delivered and decreases of 2.1% and 0.5%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily driven by a lower average number of selling communities and the decreases in average sales price per home resulted from increased use of incentives. During the three and six months ended June 30, 2026, homebuilding gross margin percentage increased from the respective prior year periods, driven by lower direct construction costs and the absence of prior period impairment charges of $3.6 million and $4.0 million, respectively, and was partially offset by increased use of incentives as compared to the respective prior year periods.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. For the three and six months ended June 30, 2026, our Financial Services segment generated income before income tax expense of $9.9 million and $17.5 million, respectively, as compared to $6.2 million and $8.6 million, respectively, in the respective prior year periods. For the three-month comparison, the increase was primarily attributable to favorable fair value adjustments related to our locked loan pipeline and hedge activity, partially offset by the benefit recognized from the sale of our mortgage servicing rights portfolio in the prior year period. For the six-month comparison, the increase was primarily attributable to favorable fair value adjustments related to our locked loan pipeline and hedge activity and mortgage servicing rights portfolio, partially offset by the benefit recognized from the sale of our mortgage servicing rights portfolio in the prior year period. During the three months ended June 30, 2026, the number of mortgages originated increased 0.9%, and during the six months ended June 30, 2026, the number of mortgages originated decreased 2.9%, in each case, as compared to the respective prior year period. During the three and six months ended June 30, 2026, the number of loans sold to third parties decreased 6.9% and 2.6%, respectively, as compared to the respective prior year periods.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total originations:
Number of loans	1,737	1,722	3,095	3,189
Principal	$597,278	$609,831	$1,068,727	$1,122,459
Capture rate of Century homebuyers	83%	84%	82%	83%
Century Communities	87%	86%	85%	85%
Century Complete	75%	80%	75%	80%
Average FICO score	720	725	720	725
Century Communities	723	730	723	732
Century Complete	714	713	713	713

Loans sold to third parties:
Number of loans sold	1,653	1,775	3,251	3,338
Principal	$578,370	$629,585	$1,134,865	$1,174,165

Century Living

Our Century Living operations are engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado. For the three and six months ended June 30, 2026, our Century Living segment generated losses before income tax expense of $115 thousand and $48 thousand, respectively, as compared to income before income tax expense of $1.5 million and $34 thousand, respectively, in the respective prior year periods. As of June 30, 2026, the Company had three multi-family rental properties in Colorado, of which two were available for leasing. As of June 30, 2026, these three projects represented nearly 870 total multi-family units, including 443 under active construction and 425 completed units, and 417 units were leased. As of June 30, 2025, we had three multi-family rental properties, one of which was completed and two of which were under active construction. We subsequently sold one multi-family rental property during the fourth quarter of 2025.

Corporate

During the three and six months ended June 30, 2026, our Corporate segment generated losses of $27.0 million and $55.9 million, respectively, as compared to losses of $35.0 million and $66.6 million, respectively, during the respective prior year periods. For the three-month comparison, the decrease was primarily related to decreased compensation costs during the three months ended June 30, 2026. For the six-month comparison, the decrease was primarily related to decreased compensation costs during the six months ended June 30, 2026 and $1.5 million in restructuring costs recognized during the six months ended June 30, 2025.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, increased to 18.1% for the three months ended June 30, 2026 from 17.6% for the prior year period and decreased to 18.0% for the six months ended June 30, 2026 from 18.7% for the period year period. The increase for the three-month comparison was primarily driven by lower direct construction costs and the absence of prior period impairment charges, and was partially offset by increased use of incentives during the three months ended June 30, 2026. The decrease for the six-month comparison was primarily driven by increased use of incentives during the six months ended June 30, 2026 as compared to the same respective prior year period.

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

	Three Months Ended June 30,
	2026	%	2025	%
Home sales revenues	$897,528	100.0%	$976,467	100.0%
Cost of home sales revenues	(735,368)	(81.9)%	(804,522)	(82.4)%
Homebuilding gross margin	162,160	18.1%	171,945	17.6%
Add: Inventory impairment	—	—%	7,360	0.8%
Adjusted homebuilding gross margin excluding inventory impairment (1)	162,160	18.1%	179,305	18.4%
Add: Interest in cost of home sales revenues	16,342	1.8%	14,204	1.5%
Add: Purchase price accounting for acquired work in process inventory	613	0.1%	2,041	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$179,115	20.0%	$195,550	20.0%

	Six Months Ended June 30,
	2026	%	2025	%
Home sales revenues	$1,631,634	100.0%	$1,860,204	100.0%
Cost of home sales revenues	(1,338,659)	(82.0)%	(1,512,437)	(81.3)%
Homebuilding gross margin	292,975	18.0%	347,767	18.7%
Add: Inventory impairment	—	—%	7,771	0.4%
Adjusted homebuilding gross margin excluding inventory impairment (1)	292,975	18.0%	355,538	19.1%
Add: Interest in cost of home sales revenues	29,512	1.8%	26,989	1.5%
Add: Purchase price accounting for acquired work in process inventory	1,301	0.1%	3,933	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$323,788	19.8%	$386,460	20.8%

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

For the three and six months ended June 30, 2026, our adjusted homebuilding gross margin percentage, excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory, was 20.0% and 19.8%, respectively, as compared to 20.0% and 20.8%, respectively, for the same respective periods in 2025. We believe the above non-GAAP adjusted homebuilding gross margin information is meaningful as it isolates the impact that inventory impairment, indebtedness, and acquisitions (in each case as applicable) during any period, have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to prior year periods and to homebuilding gross margins of our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Selling, general and administrative expense	$127,416	$128,837	$(1,421)	(1.1)%
As a percentage of home sales revenue	14.2%	13.2%

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Selling, general and administrative expense	$243,498	$249,596	$(6,098)	(2.4)%
As a percentage of home sales revenue	14.9%	13.4%

Our selling, general and administrative expense decreased $1.4 million and $6.1 million, respectively, for the three and six months ended June 30, 2026 as compared to the same respective periods in 2025, primarily driven by decreased commissions expense and other administrative expenses, partially offset by increased advertising costs. As a percentage of home sales revenue, our selling, general and administrative expense increased 100 basis points and 150 basis points during the three and six months ended June 30, 2026, respectively, driven primarily by decreased revenue on a partially fixed cost base.

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

For the six months ended June 30, 2026, our estimated annual rate of 26.3% was impacted by discrete items which increased our rate by 0.2%, primarily related to a shortfall in tax deductions for stock-based compensation awards that vested during the period.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for 2026 will not reflect a benefit from such tax credits related to homes delivered after June 30, 2026.

For the three months ended June 30, 2026 and 2025, we recorded income tax expense of $12.9 million and $12.2 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded income tax expense of $21.8 million and $25.4 million, respectively.

Segment Assets

(dollars in thousands)

	June 30,	December 31	Increase (Decrease)
	2026	2025	Amount	Change
West	$899,184	$891,808	$7,376	0.8%
Mountain	975,286	941,617	33,669	3.6%
Texas	995,497	891,763	103,734	11.6%
Southeast	613,028	581,228	31,800	5.5%
Century Complete	446,344	389,954	56,390	14.5%
Financial Services	362,932	436,515	(73,583)	(16.9)%
Century Living	242,330	198,815	43,515	21.9%
Corporate	156,670	128,195	28,475	22.2%
Total assets	$4,691,271	$4,459,895	$231,376	5.2%

Total assets increased by $231.4 million, or 5.2%, to $4.7 billion at June 30, 2026 as compared to December 31, 2025, primarily due to (1) changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities; (2) changes in our Century Living multi-family rental properties inventory balances related to the timing of disposition, development, and construction activities; and (3) a decrease in our Financial Services assets primarily related to a decrease in mortgage loans held for sale.

Homebuilding lots owned and controlled

	June 30, 2026			December 31, 2025			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	3,546	2,488	6,034	3,432	2,354	5,786	3.3%	5.7%	4.3%
Mountain	7,491	2,203	9,694	7,972	2,169	10,141	(6.0)%	1.6%	(4.4)%
Texas	13,725	2,981	16,706	14,298	3,348	17,646	(4.0)%	(11.0)%	(5.3)%
Southeast	4,864	6,247	11,111	5,240	6,293	11,533	(7.2)%	(0.7)%	(3.7)%
Century Complete	4,055	12,528	16,583	3,858	11,952	15,810	5.1%	4.8%	4.9%
Total	33,681	26,447	60,128	34,800	26,116	60,916	(3.2)%	1.3%	(1.3)%

We have continued to strategically manage our lot pipeline resulting in 60,128 lots owned and controlled at June 30, 2026, compared to 60,916 at December 31, 2025. Of our total lots owned and controlled as of June 30, 2026, 56.0% were owned and 44.0% were controlled, as compared to 57.1% owned and 42.9% controlled as of December 31, 2025.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2026	2025	Amount	% Change	2026	2025	Amount	% Change
West	309	323	(14)	(4.3)%	645	715	(70)	(9.8)%
Mountain	440	336	104	31.0%	866	798	68	8.5%
Texas	568	504	64	12.7%	1,041	1,003	38	3.8%
Southeast	386	384	2	0.5%	745	771	(26)	(3.4)%
Century Complete	912	999	(87)	(8.7)%	1,697	1,951	(254)	(13.0)%
Total	2,615	2,546	69	2.7%	4,994	5,238	(244)	(4.7)%

Net new home contracts (new home contracts net of cancellations) for the three months ended June 30, 2026 increased by 69 homes, or 2.7%, to 2,615 as compared to 2,546 for the same period in 2025. Net new home contracts (new home contracts net of cancellations) for the six months ended June 30, 2026 decreased by 244 homes, or 4.7%, to 4,994 as compared to 5,238 for the same period in 2025.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the three and six months ended June 30, 2026 and 2025 by segment is included in the table below:

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	% Change
West	2.6	3.2	(0.6)	(18.8)%
Mountain	2.8	2.3	0.5	21.7%
Texas	2.2	2.3	(0.1)	(4.3)%
Southeast	3.7	3.0	0.7	23.3%
Century Complete	2.8	2.8	—	—%
Total	2.7	2.7	—	—%

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	Amount	% Change
West	2.8	3.6	(0.8)	(22.2)%
Mountain	2.7	2.7	—	—%
Texas	2.1	2.2	(0.1)	(4.5)%
Southeast	3.7	3.1	0.6	19.4%
Century Complete	2.6	2.8	(0.2)	(7.1)%
Total	2.6	2.8	(0.2)	(7.1)%

During the three months ended June 30, 2026, our total average monthly absorption rate remained flat at 2.7 per month and during the six months ended June, 30 2026, our total average monthly absorption rate decreased by 7.1% to 2.6 per month, in each case as compared to the prior year period. Market conditions during the three and six months ended June 30, 2026 continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, including volatility in fuel and transportation prices related to the conflict in the Middle East, and broader concerns about affordability by homebuyers.

Selling communities

	Selling Communities		Average Selling Communities		Average Selling Communities
	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
West	40	36	40	34	39	33
Mountain	53	51	52	48	53	49
Texas	89	75	85	74	81	76
Southeast	36	43	35	42	34	42
Century Complete	112	122	109	118	108	117
Total	330	327	321	316	315	317

Our selling communities increased by 3 communities to 330 communities as of June 30, 2026, as compared to 327 communities at June 30, 2025. This 0.9% increase was driven by our West, Mountain, and Texas segments as a result of new community openings in excess of community closeouts during the current year period.

Backlog

(dollars in thousands)

	As of June 30,
	2026			2025			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	165	$94,173	$570.7	236	$142,012	$601.7	(30.1)%	(33.7)%	(5.2)%
Mountain	214	110,273	515.3	122	66,572	545.7	75.4%	65.6%	(5.6)%
Texas	279	83,386	298.9	222	67,939	306.0	25.7%	22.7%	(2.3)%
Southeast	168	71,714	426.9	174	75,720	435.2	(3.4)%	(5.3)%	(1.9)%
Century Complete	438	109,726	250.5	463	113,747	245.7	(5.4)%	(3.5)%	2.0%
Total / Weighted Average	1,264	$469,272	$371.3	1,217	$465,990	$382.9	3.9%	0.7%	(3.0)%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of June 30, 2026, we had 1,264 homes in backlog, which represents an increase of 3.9% as compared to 1,217 homes in backlog at June 30, 2025. The total value of our backlog was $469.3 million as of June 30, 2026 as compared to $466.0 million as of June 30, 2025. Backlog dollar value increased 0.7% due to the increase in the number of backlog units, and the average sales price of backlog units decreased 3.0% generally due to increased use of incentives and mix within individual communities, in each case as of June 30, 2026 as compared to June 30, 2025.

Supplemental Guarantor Information

Our 6.625% senior notes due 2033 (which we refer to collectively as our “2033 Notes”) and our 3.875% senior notes due 2029 (which we refer to collectively as our “2029 Notes” and collectively with our 2033 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as the “Guarantors”). Our subsidiaries associated with our Financial Services operations (which we refer to as the “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all existing and future subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of June 30, 2026, Century Communities, Inc. had $1.0 billion in total principal amount of Senior Notes outstanding.

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

Century Communities, Inc. and Guarantors

Summarized Condensed Supplemental Balance Sheet Data (in thousands)	June 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$84	$96
Cash held in escrow	39,709	48,571
Accounts receivable	60,728	53,327
Inventories	3,598,982	3,361,158
Prepaid expenses and other assets	477,550	410,899
Property and equipment, net	72,842	69,025
Deferred tax assets, net	36,317	38,176
Goodwill	41,109	41,109
Total assets	$4,327,321	$4,022,361
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$149,299	$111,493
Accrued expenses and other liabilities	274,502	280,914
Due to non-guarantors	144,784	128,827
Notes payable	1,121,745	1,102,376
Revolving line of credit	329,600	51,500
Total liabilities	2,019,930	1,675,110
Stockholders’ equity	2,307,391	2,347,251
Total liabilities and stockholders’ equity	$4,327,321	$4,022,361

Summarized Condensed Supplemental Statements of Operations Data (in thousands)		Six Months Ended
		June 30, 2026

Total homebuilding revenues		$1,669,060
Total homebuilding cost of revenues		(1,362,908)
Selling, general and administrative expense		(243,498)
Other expense		(2,803)
Income before income tax expense		59,851
Income tax expense		(15,865)
Net income		$43,986

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and current capacity under our revolving line of credit, was $802.4 million as of June 30, 2026, compared to $1.1 billion as of December 31, 2025.

Our principal uses of capital for the three and six months ended June 30, 2026 were our land purchases, land development, home construction, construction of multi-family rental properties, stock repurchases, dividends, and the payment of routine liabilities.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and our purchases of land, as well as land development, home construction activities, and other cash needs. We had $329.6 million outstanding under our revolving line of credit as of June 30, 2026, as compared to $51.5 million outstanding as of December 31, 2025.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements described below. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and six months ended June 30, 2026, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed with the SEC on January 29, 2026, other than an increase in borrowings under our line of credit as of June 30, 2026 to $329.6 million, as compared to $51.5 million as of December 31, 2025, which borrowings are subject to variable interest rates.

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

We strive to strategically manage our lot pipeline, while selectively reducing our lot pipeline by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. We believe this balance provides us flexibility to adjust to market conditions as they develop. As of June 30, 2026, we had outstanding purchase contracts and option contracts for an aggregate of 26,447 lots totaling approximately $2.0 billion and we had an aggregate of $92.2 million of deposits for land contracts, of which $85.1 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more or less prevalent in certain geographic regions.

In addition, in the ordinary course of business, we explore, and from time to time, enter into purchase agreements to opportunistically acquire other homebuilders to add existing and future lots to our land portfolio and augment the organic expansion of our land portfolio. These acquisitions may be legally structured as asset or entity acquisitions and conditioned upon a due diligence investigation by us of the business for a limited period of time, in addition to other standard and customary closing conditions.

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of June 30, 2026, we were in compliance with all such covenants and requirements under the agreements governing our senior notes, revolving line of credit, construction loan agreements, and mortgage repurchase facilities.

Our outstanding debt obligations included the following as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30,	December 31,
	2026	2025
3.875% senior notes, due August 2029(1)	$497,587	$497,201
6.625% senior notes, due September 2033(1)	493,786	493,355
Construction loan agreements	118,982	90,269
Other financing obligations(2)	11,390	21,551
Notes payable	1,121,745	1,102,376
Revolving line of credit	329,600	51,500
Mortgage repurchase facilities	232,529	289,269
Total debt	$1,683,874	$1,443,145

(1)The carrying value of the senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of June 30, 2026 and December 31, 2025, other financing obligations included certain secured borrowings and insurance premium notes, which bore a weighted average interest rate of 6.0% and 5.8%, respectively.

From time to time, we may seek to incur additional debt obligations, refinance or increase our outstanding debt, or retire or purchase our outstanding debt through additional debt issuances, cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, redemptions or otherwise. Such additional debt issuances, repurchases, exchanges or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual obligations and restrictions, and other factors. The amounts involved may or may not be material during any particular reporting period.

3.875% Senior Notes Due 2029

As of June 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029 (the “2029 Notes”), which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, on, or after, February 15, 2029, and a put provision triggered by certain change of control events. As of June 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.6 million.

6.625% Senior Notes Due 2033

As of June 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”), which principal balance is due in September 2033. Prior to that date, interest only payments are due semi-annually in March and September of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, on, or after, September 15, 2028, and a put provision triggered by certain change of control events. As of June 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $493.8 million.

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

As of June 30, 2026 and December 31, 2025, $119.0 million and $90.3 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.0% and 6.1% as of June 30, 2026 and December 31, 2025, respectively, and we were in compliance with all covenants thereunder.

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

As of June 30, 2026 and December 31, 2025, $329.6 million and $51.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.2% and 5.2%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A. and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities, and Truist Bank, which provides Inspire with a committed repurchase facility, collectively providing up to an aggregate of $300.0 million as of June 30, 2026, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through May 28, 2027. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.2% and 5.4% as of June 30, 2026 and December 31, 2025, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of June 30, 2026 and December 31, 2025, we had $232.5 million and $289.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of June 30, 2026 and December 31, 2025, we had issued and outstanding letters of credit under various facilities of $56.2 million and $65.3 million, respectively, and we had issued and outstanding performance and other bonds of $426.7 million and $445.1 million, respectively. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchases

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 1.5 million shares remained available to be repurchased as of June 30, 2026. During the three and six months ended June 30, 2026, an aggregate of 352.8 thousand shares and 969.9 thousand shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $19.6 million and $59.6 million, respectively, and a weighted average per share price of $55.54 and $61.44, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. During the three and six months ended June 30, 2025, an aggregate of 883.6 thousand shares and 1.6 million shares, respectively, were repurchased for a total purchase price of approximately $48.0 million and $103.6 million, respectively, and a weighted average per share price of $54.35 and $63.28, respectively.

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

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except per share information):

			Six Months Ended June 30, 2026
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 4, 2026	February 25, 2026	March 11, 2026	$0.32	$9,313
May 6, 2026	May 27, 2026	June 10, 2026	$0.32	$9,154

			Six Months Ended June 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783

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

Cash Flows— Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

For the six months ended June 30, 2026 and 2025, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $132.4 million during the six months ended June 30, 2026 as compared to $47.6 million during the prior year period. The increase in net cash used was primarily a result of (1) increased expenditures associated with the construction of homes during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 and (2) a $13.7 million decrease in net income during the first six months of 2026 compared to the prior year period, partially offset by benefits from the net changes in assets and liabilities, including cash balances held in escrow, as compared to the prior year period.

•Net cash used in investing activities was $41.1 million during the six months ended June 30, 2026, compared to net cash provided by investing activities of $29.6 million during the prior year period. This change was primarily related to $42.8 million in cash proceeds related to the sale of our mortgage servicing rights portfolio during the six months ended June 30, 2025.

•Net cash provided by financing activities was $153.4 million during the six months ended June 30, 2026, compared to net cash used in financing activities of $31.0 million during the prior year period. This change was primarily attributable to (1) a $143.6 million increase in net borrowings under our revolving line of credit facility and (2) a $44.0 million decrease in stock repurchases, in each case during the current year period as compared to the prior year period.

As of June 30, 2026, our cash and cash equivalents and restricted cash balance was $119.4 million, as compared to $139.6 million as of December 31, 2025.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and six months ended June 30, 2026 and 2025. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) other interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before inventory impairment, abandonment of lot option contracts, stock-based compensation expense, restructuring costs, loss on debt extinguishment, impairment on other investment, and purchase price accounting for acquired work in process inventory, in each case as applicable during a period. We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and other specified factors that management believes affect comparability. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or other specified factors that management believes affect comparability. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net income	$36,148	$34,854	3.7%	$60,557	$74,238	(18.4)%
Income tax expense	12,920	12,229	5.7%	21,842	25,363	(13.9)%
Interest in cost of home sales revenues	16,342	14,204	15.1%	29,512	26,989	9.3%
Interest expense (income)	218	(1,229)	(117.7)%	387	(431)	(189.8)%
Depreciation and amortization expense	5,389	6,434	(16.2)%	10,741	12,862	(16.5)%
EBITDA	$71,017	$66,492	6.8%	$123,039	$139,021	(11.5)%
Inventory impairment	—	7,360	(100.0)%	—	7,771	(100.0)%
Abandonment of lot option contracts(1)	1,125	2,642	(57.4)%	2,079	4,148	(49.9)%
Stock-based compensation expense(2)	5,400	7,941	(32.0)%	7,180	8,233	(12.8)%
Restructuring costs	—	—	—	—	1,505	(100.0)%
Purchase price accounting for acquired work in process inventory	613	2,041	(70.0)%	1,301	3,933	(66.9)%
Adjusted EBITDA	$78,155	$86,476	(9.6)%	$133,599	$164,611	(18.8)%

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

(dollars in thousands)

	June 30,	December 31,
	2026	2025
Notes payable	$1,121,745	$1,102,376
Revolving line of credit	329,600	51,500
Construction loan agreements	(118,982)	(90,269)
Total homebuilding debt	1,332,363	1,063,607
Total stockholders' equity	2,565,751	2,591,732
Total capital	$3,898,114	$3,655,339
Homebuilding debt to capital	34.2%	29.1%

Total homebuilding debt	$1,332,363	$1,063,607
Cash and cash equivalents	(92,334)	(109,443)
Cash held in escrow	(39,709)	(48,571)
Net homebuilding debt	1,200,320	905,593
Total stockholders' equity	2,565,751	2,591,732
Net capital	$3,766,071	$3,497,325

Net homebuilding debt to net capital	31.9%	25.9%

Adjusted Net Income and Adjusted Diluted Earnings per Share

Adjusted net income and adjusted diluted earnings per share (which we refer to as “Adjusted EPS”) are non-GAAP financial measures that we believe are useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating trends without the effect of specified factors that management believes affect comparability. We believe excluding specified items that management believes affect comparability provides more comparable assessment of our financial results from period to period. We define adjusted net income as consolidated net income before (i) income tax expense; (ii) inventory impairment; (iii) abandonment of lot option contracts; (iv) restructuring costs; (v) loss on debt extinguishment; (vi) impairment on other investment; and (vii) purchase price accounting for acquired work in process inventory; in each case, as applicable during a period, less adjusted income tax expense, calculated using our estimated annual effective tax rate after discrete items for the applicable period. Adjusted EPS is calculated by dividing adjusted net income by weighted average common shares – diluted.

(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income	$36,148	$34,854	$60,557	$74,238
Denominator
Weighted average common shares outstanding - basic	28,637,901	30,366,109	28,912,225	30,582,376
Dilutive effect of stock-based compensation awards	15,497	314,599	21,702	329,710
Weighted average common shares outstanding - diluted	28,653,398	30,680,708	28,933,927	30,912,086
Earnings per share:
Basic	$1.26	$1.15	$2.09	$2.43
Diluted	$1.26	$1.14	$2.09	$2.40

Adjusted earnings per share
Numerator
Net income	$36,148	$34,854	$60,557	$74,238
Income tax expense	12,920	12,229	21,842	25,363
Income before income tax expense	49,068	47,083	82,399	99,601
Inventory impairment	—	7,360	—	7,771
Abandonment of lot option contracts(1)	1,125	2,642	2,079	4,148
Restructuring costs	—	—	—	1,505
Purchase price accounting for acquired work in process inventory	613	2,041	1,301	3,933
Adjusted income before income tax expense	50,806	59,126	85,779	116,958
Adjusted income tax expense(2)	(13,467)	(15,056)	(22,738)	(29,783)
Adjusted net income	$37,339	$44,070	$63,041	$87,175

Denominator - Diluted	28,653,398	30,680,708	28,933,927	30,912,086

Adjusted diluted earnings per share	$1.30	$1.44	$2.18	$2.82

(1)Beginning in the third quarter of 2025, we added “Abandonment of lot option contracts” as an adjustment in our non-GAAP adjusted net income calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

(2)The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2026 were each 26.5%, respectively, which are reflective of our GAAP tax rates for the six months ended June 30, 2026. The tax rates used in calculating adjusted net income for the three and six months ended June 30, 2025 were each 25.5%, respectively, which are reflective of our GAAP tax rates for the six months ended June 30, 2025.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, inflation, foreign currency exchange rates and commodity prices. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in our market risk since December 31, 2025, other than an increase in borrowings under our line of credit as of June 30, 2026 to $329.6 million, as compared to $51.5 million as of December 31, 2025, which borrowings are subject to variable interest rates.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our Credit Agreement and construction loan agreements and the operation of our Financial Services business.

Exposure to market risk includes the impact of interest rate changes on our interest expense and the affordability of mortgage financing to homebuyers, which affects demand for our homes, as discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this report. Additionally, mortgage rates remained elevated during the first six months of 2026 and are influenced by a range of market factors, and we cannot provide any assurance as to the impact of future market or policy developments on mortgage rates or our current or future business.

Our Financial Services business, which is significantly tied to the sale of our homes, utilizes mortgage-backed securities, forward commitments, option contracts, and investor commitments to protect the value of rate-locked commitments and loans held for sale from fluctuations in mortgage-related interest rates. To mitigate interest risk associated with loans held for sale, we typically use derivative financial instruments to economically hedge our exposure to risk from the time a borrower locks a loan until the time the loan is securitized. We also typically hedge our interest rate exposure through entering into interest rate swap futures.

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. Inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Disruptions to energy markets related to geopolitical developments in the Middle East during the first six months of 2026 impacted fuel and transportation costs and contributed to inflationary conditions during the period. Prolonged volatility in energy prices could further pressure construction costs and negatively impact consumer confidence. Additionally, the implementation and/or potential implementation by the current U.S. Presidential Administration of tariffs and/or duties on several countries and territories could result in an inflationary environment adversely affecting our business and operating results.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of June 30, 2026, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the second quarter of 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

For a discussion of our legal proceedings, see Note 16 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in this report.

ITEM 1A.     RISK FACTORS.

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed with the SEC on January 29, 2026 (which we refer to as our “2025 Form 10-K”), other than: (i) the revised inflation risk factor below which supersedes and replaces in its entirety the inflation risk factor in our 2025 Form 10-K; (ii) the revised mortgage financing risk factor below which supersedes and replaces in its entirety the mortgage financing risk factor in our 2025 Form 10-K; and (iii) the revised fourth paragraph to the governmental regulation risk factor entitled “Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses, and limit our homebuilding and other activities, which could adversely affect our operating results” which disclosure below supersedes and replaces the fourth paragraph to such risk factor in our 2025 Form 10-K:

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

Further, geopolitical developments, including the conflict in the Middle East, have contributed to volatility in global energy markets and increases in fuel and transportation costs during the first six months of 2026, which may further heighten inflationary pressures, especially if the conflict intensifies or persists. Sustained or worsening geopolitical instability could result in higher input costs, supply chain disruptions, and reduced consumer confidence, which, when combined with affordability pressures and elevated interest rates, could cause potential homebuyers to delay or reconsider home purchases, adversely affecting demand for our homes and our operating results.

Since many of our homebuyers require mortgage financing, the sale of our homes is dependent upon the availability of affordable mortgage financing.

Our home sales depend on homebuyers' ability to obtain affordable mortgage financing. Reduced mortgage availability, tighter lending standards, and higher interest rates or other financing costs, particularly for first-time homebuyers, which is an important customer segment for us, could significantly reduce demand for our homes and negatively impact our business and operating results.

In periods of elevated interest rates, an increasing number of homebuyers may utilize adjustable-rate mortgage loans, or ARMs, to improve affordability. Increased reliance on ARMs may make demand for our homes more sensitive to changes in interest rates, mortgage product availability and lender underwriting standards. Any such developments could negatively impact our home sales, cancellation rates, financial condition and results of operations.

Since the federal government plays a significant role in the mortgage market through Fannie Mae, Freddie Mac, the FHA and the VA, changes to these programs, such as stricter underwriting standards, higher insurance premiums, lower loan limits, or potential restructuring, privatization or elimination of Fannie Mae or Freddie Mac, could reduce liquidity in the mortgage market and limit the availability or increase the cost of long-term, fixed-rate loans. Any such changes could adversely affect interest rates, mortgage availability, and our home sales, and could increase the extent to which buyers rely on ARMs or other mortgage products that may expose them to future payment increases. Past periods of mortgage-market instability have shown that tightened credit standards, reduced investor appetite for mortgage-backed securities, and the elimination of certain loan products can materially reduce the pool of qualified buyers, especially first-time and move-up purchasers. Similar conditions in the future, including changes to federal programs or tax policies, deterioration in the market for mortgage-backed securities, reduced liquidity for ARM or other mortgage products, or other systemic disruptions in the broader mortgage market, could again depress demand for our homes. Additionally, since many homebuyers must sell existing homes to purchase new ones, limited mortgage financing, higher financing costs or increased mortgage payment burdens could delay or prevent closings, adversely affecting our business and operating results.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses, and limit our homebuilding and other activities, which could adversely affect our operating results.

In July 2026, the 21st Century ROAD to Housing Act became law. Because many provisions of the legislation require agency rulemaking, regulatory guidance, interpretation, or action by state and local governmental authorities, the ultimate impact of the Act remains uncertain. Changes resulting from the Act could affect land development and entitlement activities, permitting timelines, environmental compliance requirements, construction and mortgage financing, housing demand, and the competitive landscape. We cannot predict the timing, scope, or magnitude of any favorable or unfavorable impacts, and the implementation of the Act could materially affect our business, financial condition, results of operations, cash flows, liquidity, or growth strategy.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our second quarter ended June 30, 2026.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April
April 1, 2026 through April 30, 2026	—	$—	—	1,817,498
May
May 1, 2026 through May 31, 2026	180,424	55.42	180,424	1,637,074
June
June 1, 2026 through June 30, 2026	172,387	55.66	172,387	1,464,687
Total	352,811	$55.54	352,811

(1)Our stock repurchase program, which was approved by our Board of Directors and publicly announced on July 24, 2024, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. We repurchased a total of 352,811 shares during the periods indicated above under this program and 1,464,687 shares remained available to repurchase as of June 30, 2026. Our stock repurchase program has no expiration date and may be terminated by our Board of Directors at any time.

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

ITEM 5.     OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

Century Communities, Inc.

Date: July 22, 2026	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman
(Co-Principal Executive Officer)

Date: July 22, 2026	By:	/s/ Robert J. Francescon
Robert J. Francescon
Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: July 22, 2026	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial and Accounting Officer)