Form 10-Q
period 2026-09-30
Century Communities, Inc.
filed 2026-10-29
CIK 1576940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

On October 23, 2026, 28,265,299 shares of common stock, par value $0.01 per share, of the registrant were outstanding.

CENTURY COMMUNITIES, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Century Communities, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2026 and December 31, 2025

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets	(unaudited)	(audited)
Cash and cash equivalents	$86,086	$109,443
Cash held in escrow	33,740	48,571
Accounts receivable	58,907	57,242
Inventories	3,744,023	3,361,158
Mortgage loans held for sale	186,506	299,145
Prepaid expenses and other assets	527,581	435,683
Property and equipment, net	75,232	69,368
Deferred tax assets, net	36,841	38,176
Goodwill	41,109	41,109
Total assets	$4,790,025	$4,459,895
Liabilities and stockholders' equity
Liabilities:
Accounts payable	$142,568	$114,416
Accrued expenses and other liabilities	273,872	310,602
Notes payable	1,165,321	1,102,376
Revolving line of credit	456,000	51,500
Mortgage repurchase facilities	191,266	289,269
Total liabilities	2,229,027	1,868,163
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 28,264,817 and 29,050,515 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	283	291
Additional paid-in capital	310,161	385,962
Retained earnings	2,250,554	2,205,479
Total stockholders' equity	2,560,998	2,591,732
Total liabilities and stockholders' equity	$4,790,025	$4,459,895

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Homebuilding revenues
Home sales revenues	$842,493	$955,162	$2,474,127	$2,815,365
Land sales and other revenues	823	5,764	38,249	7,209
Total homebuilding revenues	843,316	960,926	2,512,376	2,822,574
Financial services revenues	21,151	19,358	68,991	61,666
Total revenues	864,467	980,284	2,581,367	2,884,240
Homebuilding cost of revenues
Cost of home sales revenues	(716,082)	(783,746)	(2,054,741)	(2,296,184)
Cost of land sales and other revenues	(26)	(6,303)	(24,275)	(7,199)
Total homebuilding cost of revenues	(716,108)	(790,049)	(2,079,016)	(2,303,383)
Financial services costs	(14,962)	(16,371)	(45,261)	(50,095)
Selling, general and administrative expense	(118,837)	(119,895)	(362,335)	(369,491)
Other income (expense), net	1,275	(6,131)	3,479	(13,832)
Income before income tax expense	15,835	47,838	98,234	147,439
Income tax expense	(3,218)	(10,435)	(25,060)	(35,798)
Net income	$12,617	$37,403	$73,174	$111,641

Earnings per share:
Basic	$0.44	$1.26	$2.55	$3.69
Diluted	$0.44	$1.25	$2.54	$3.65
Weighted average common shares outstanding:
Basic	28,363,406	29,645,795	28,722,425	30,266,752
Diluted	28,476,268	30,019,153	28,774,514	30,611,011

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$73,174	$111,641
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,107	18,868
Stock-based compensation expense	10,641	13,720
Fair value adjustments of mortgage-related assets and liabilities	542	115
Loss on debt extinguishment	—	1,361
Inventory impairment	19,605	10,951
Abandonment of lot option contracts	4,399	9,306
Deferred income taxes	1,335	(482)
Other	(7,617)	(185)
Changes in assets and liabilities:
Cash held in escrow	14,831	(41,713)
Accounts receivable	(1,165)	(17,771)
Inventories	(403,408)	(170,150)
Mortgage loans held for sale	104,609	54,907
Prepaid expenses and other assets	(81,065)	(63,605)
Accounts payable	28,152	35,903
Accrued expenses and other liabilities	(47,615)	(20,520)
Net cash used in operating activities	(267,475)	(57,654)
Investing activities
Purchases of property and equipment	(21,647)	(20,450)
Proceeds from sale of mortgage servicing rights	—	44,941
Other investing activities	(1,596)	6,130
Net cash (used in) provided by investing activities	(23,243)	30,621
Financing activities
Borrowings under revolving credit facility	1,584,300	2,425,000
Payments on revolving credit facility	(1,179,800)	(2,221,500)
Proceeds from issuance of senior notes due 2033	—	500,000
Extinguishment of senior notes due 2027	—	(500,000)
Borrowing under construction loan agreements	39,181	28,715
Proceeds from issuance of notes and other	59,848	29,050
Principal payments on notes and other	(29,310)	(13,993)
Debt issuance costs	—	(8,236)
Net payments for mortgage repurchase facilities	(98,003)	(56,200)
Withholding of common stock upon settlement of stock-based compensation awards	(15,362)	(17,291)
Repurchases of common stock under stock repurchase program	(71,198)	(123,622)
Payments for excise tax on repurchases of common stock	(1,169)	(685)
Dividend payments	(27,519)	(26,312)
Net cash provided by financing activities	260,968	14,926
Net decrease	$(29,750)	$(12,107)
Cash and cash equivalents and Restricted cash
Beginning of period	139,554	175,323
End of period	$109,804	$163,216
Supplemental cash flow disclosure
Cash paid for income taxes	$35,830	$48,003
Cash and cash equivalents and Restricted cash
Cash and cash equivalents	$86,086	$130,075
Restricted cash (Note 5)	23,718	33,141
Cash and cash equivalents and Restricted cash	$109,804	$163,216

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

For the Three Months Ended September 30, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2026	28,433	$284	$318,276	$2,247,191	$2,565,751
Settlement of stock-based compensation awards	3	—	—	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(1)	—	(81)	—	(81)
Repurchases of common stock	(170)	(1)	(11,582)	—	(11,583)
Excise tax on repurchases of common stock	—	—	(115)	—	(115)
Stock-based compensation expense		—	3,461	—	3,461
Cash dividends declared and dividend equivalents	—	—	202	(9,254)	(9,052)
Net income	—	—	—	12,617	12,617
Balance at September 30, 2026	28,265	$283	$310,161	$2,250,554	$2,560,998

Balance at June 30, 2025	29,680	$297	$414,002	$2,149,692	$2,563,991
Settlement of stock-based compensation awards	2	—	—	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(1)	—	(55)	—	(55)
Repurchases of common stock	(297)	(3)	(20,003)	—	(20,006)
Excise tax on repurchases of common stock	—	—	(190)	—	(190)
Stock-based compensation expense	—	—	5,486	—	5,486
Cash dividends declared and dividend equivalents	—	—	251	(8,858)	(8,607)
Net income	—	—	—	37,403	37,403
Balance at September 30, 2025	29,384	$294	$399,491	$2,178,237	$2,578,022

For the Nine Months Ended September 30, 2026 and 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2025	29,051	$291	$385,962	$2,205,479	$2,591,732
Settlement of stock-based compensation awards	577	5	(5)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(223)	(2)	(15,360)	—	(15,362)
Repurchases of common stock	(1,140)	(11)	(71,187)	—	(71,198)
Excise tax on repurchases of common stock	—	—	(470)	—	(470)
Stock-based compensation expense	—	—	10,641	—	10,641
Cash dividends declared and dividend equivalents	—	—	580	(28,099)	(27,519)
Net income	—	—	—	73,174	73,174
Balance at September 30, 2026	28,265	$283	$310,161	$2,250,554	$2,560,998

Balance at December 31, 2024	30,961	$310	$526,959	$2,093,587	$2,620,856
Settlement of stock-based compensation awards	584	5	(5)	—	—
Withholding of common stock upon settlement of stock-based compensation awards	(227)	(2)	(17,289)	—	(17,291)
Repurchases of common stock	(1,934)	(19)	(123,603)	—	(123,622)
Excise tax on repurchases of common stock	—	—	(970)	—	(970)
Stock-based compensation expense	—	—	13,720	—	13,720
Cash dividends declared and dividend equivalents	—	—	679	(26,991)	(26,312)
Net income	—	—	—	111,641	111,641
Balance at September 30, 2025	29,384	$294	$399,491	$2,178,237	$2,578,022

See Notes to Unaudited Condensed Consolidated Financial Statements

Century Communities, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2026

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (which we refer to as “FASB”) issued Accounting Standards Update (which we refer to as “ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 will become effective for us for the fiscal year ending December 31, 2027. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. We are currently evaluating the impact of the adoption of ASU 2024-03 on our consolidated financial statements and related disclosures.

Subsequent Event

On October 7, 2026, we completed the acquisition of substantially all of the assets and assumed certain liabilities of HMH Lifestyles, L.P., doing business as HistoryMaker Homes ("HMH"), a homebuilder with operations in the greater Dallas, Texas area, for initial cash consideration of approximately $160.2 million, subject to customary holdbacks and post-closing adjustments based on the final closing balance sheet. The acquisition expands our presence within our Texas segment, adding 29 active communities. Because the acquisition was completed subsequent to September 30, 2026, the acquired assets and assumed liabilities are not reflected in the accompanying condensed consolidated financial statements. As of the date these financial statements were issued, the valuation analyses necessary to determine the fair values of certain acquired assets and assumed liabilities remain incomplete. Accordingly, the initial accounting for the acquisition has not been finalized, and certain disclosures required by ASC 805, Business Combinations, including the allocation of the purchase price among the acquired assets and assumed liabilities and the resulting amounts of identifiable intangible assets and goodwill, are not yet available. We expect to complete the purchase accounting during the measurement period as the necessary information becomes available and the related analyses are finalized.

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

We have presented our homebuilding operations as the following reportable segments as of September 30, 2026:

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

The following tables summarize total revenue, significant expenses, and income (loss) before income tax expense by segment (in thousands):

	Three Months Ended September 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$153,134	$180,338	$154,563	$120,885	$234,396	$21,151	$—	$—	$864,467
Cost of home sales revenues	(149,906)	(153,055)	(127,790)	(97,977)	(190,431)	—	—	3,077	(716,082)
Financial services costs	—	—	—	—	—	(14,962)	—	—	(14,962)
Selling, general and administrative expense	(16,467)	(19,599)	(19,444)	(13,312)	(23,019)	—	(279)	(26,717)	(118,837)
Other segment items(1)	(215)	(962)	(406)	(561)	(47)	—	124	3,316	1,249
Income (loss) before tax expense	$(13,454)	$6,722	$6,923	$9,035	$20,899	$6,189	$(155)	$(20,324)	$15,835

	Three Months Ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$218,149	$208,058	$135,150	$175,162	$224,407	$19,358	$—	$—	$980,284
Cost of home sales revenues	(177,720)	(167,994)	(115,267)	(144,944)	(180,899)	—	—	3,078	(783,746)
Financial services costs	—	—	—	—	—	(16,371)	—	—	(16,371)
Selling, general and administrative expense	(17,999)	(18,653)	(14,590)	(15,679)	(22,953)	—	(488)	(29,533)	(119,895)
Other segment items(1)	(1,224)	(6,608)	(196)	(1,347)	(426)	—	190	(2,823)	(12,434)
Income (loss) before tax expense	$21,206	$14,803	$5,097	$13,192	$20,129	$2,987	$(298)	$(29,278)	$47,838

	Nine Months Ended September 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$493,990	$538,799	$417,153	$416,327	$646,107	$68,991	$—	$—	$2,581,367
Cost of home sales revenues	(436,795)	(449,544)	(340,616)	(310,096)	(521,018)	—	—	3,328	(2,054,741)
Financial services costs	—	—	—	—	—	(45,261)	—	—	(45,261)
Selling, general and administrative expense	(49,581)	(58,825)	(54,233)	(42,903)	(68,963)	—	(852)	(86,978)	(362,335)
Other segment items(1)	(993)	(1,497)	(2,066)	(23,465)	(849)	—	649	7,425	(20,796)
Income (loss) before tax expense	$6,621	$28,933	$20,238	$39,863	$55,277	$23,730	$(203)	$(76,225)	$98,234

	Nine Months Ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
Revenues	$601,763	$639,476	$419,252	$482,082	$680,001	$61,666	$—	$—	$2,884,240
Cost of home sales revenues	(478,680)	(519,295)	(346,087)	(394,939)	(558,393)	—	—	1,210	(2,296,184)
Financial services costs	—	—	—	—	—	(50,095)	—	—	(50,095)
Selling, general and administrative expense	(52,104)	(57,400)	(49,121)	(46,404)	(70,412)	—	(869)	(93,181)	(369,491)
Other segment items(1)	(3,389)	(9,418)	(470)	(2,180)	(2,249)	—	605	(3,930)	(21,031)
Income (loss) before tax expense	$67,590	$53,363	$23,574	$38,559	$48,947	$11,571	$(264)	$(95,901)	$147,439

(1)Includes cost of land sales and other revenues, and other income (expense).

The following table summarizes total assets by segment (in thousands):

	September 30,	December 31,
	2026	2025
West	$874,109	$891,808
Mountain	1,019,838	941,617
Texas	988,646	891,763
Southeast	676,566	581,228
Century Complete	465,504	389,954
Financial Services	320,710	436,515
Century Living	250,338	198,815
Corporate	194,314	128,195
Total assets	$4,790,025	$4,459,895

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

3. Inventories

Inventories included the following (in thousands):

	September 30,	December 31,
	2026	2025
Homes under construction	$1,554,828	$1,213,810
Land and land development	2,076,646	2,046,438
Capitalized interest	112,549	100,910
Total inventories	$3,744,023	$3,361,158

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

Mortgage loans held for sale and mortgage servicing rights are carried at fair value, with gains and losses from the changes in fair value reflected in financial services revenue on the condensed consolidated statements of operations. Management believes carrying mortgage loans held for sale at fair value improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them. As of September 30, 2026 and December 31, 2025, Inspire had mortgage loans held for sale with an aggregate fair value of $186.5 million and $299.1 million, respectively, and an aggregate outstanding principal balance of $200.2 million and $304.9 million, respectively. The change in fair value for mortgage loans held for sale resulted in a loss of $9.0 million and $8.0 million for the three and nine months ended September 30, 2026, respectively, and resulted in a loss of $0.4 million and a gain of $1.5 million for the three and nine months ended September 30, 2025 respectively. The total unpaid principal balance of mortgage loans serviced at September 30, 2026 and December 31, 2025 was $2.2 billion and $769.4 million, respectively. Refer to Note 12 – Fair Value Disclosures for further information regarding our mortgage loans held for sale and mortgage servicing rights.

Net gains and losses from the sale of mortgage loans held for sale are included in financial services revenue on the condensed consolidated statements of operations, and include (1) net gains or losses on sale of loans, which are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale, with sale proceeds reflecting the cash received from investors through the sale of the mortgage loan and servicing release premium; (2) the fair value of originated mortgage servicing rights; (3) the change in fair value of mortgage loans held for sale; (4) the change in fair value of derivatives instruments, including interest rate lock commitments and forward commitments on mortgage-backed securities; (5) provision for investor reserves; and (6) fees earned from originating mortgage loans. Fees earned from originating mortgage loans, which are recognized at the time the mortgage loans are funded, include origination fees, commitment fees, and discount points, net of credits. Net gains on the sale of mortgage loans were

$13.1 million and $47.3 million for the three and nine months ended September 30, 2026, respectively, and were $11.7 million and $39.9 million for the three and nine months ended September 30, 2025, respectively.

Mortgage loans in process for which interest rates were locked by borrowers, or interest rate lock commitments, had an aggregate principal balance of $152.6 million and $67.5 million as of September 30, 2026 and December 31, 2025, respectively, and carried a weighted average interest rate of approximately 4.9% and 4.7%, respectively. Interest rate risks related to these obligations are typically mitigated through our interest rate hedging program or by the preselling of loans to investors. Derivative instruments used to economically hedge our market and interest rate risk are carried at fair value. Derivative instruments typically include interest rate lock commitments and forward commitments on mortgage-backed securities. Changes in fair value of these derivatives as well as any gains or losses upon settlement, are reflected in financial services revenue on our condensed consolidated statements of operations. Refer to Note 12 – Fair Value Disclosures for further information regarding our derivative instruments.

5. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid insurance	$41,214	$33,811
Lot option and escrow deposits	84,580	92,085
Performance deposits	9,804	10,626
Restricted cash (1)	23,718	30,111
Multi-family rental properties inventory(2)	241,704	188,543
Mortgage servicing rights	34,534	11,375
Right-of-use assets	11,180	10,944
Other assets and prepaid expenses	80,847	58,188
Total prepaid expenses and other assets	$527,581	$435,683

(1)Restricted cash consists of earnest money deposits for home sale contracts held by third parties as required by various jurisdictions, restricted cash related to land development, and certain compensating balances associated with our mortgage repurchase facilities and other financing obligations.

(2)Multi-family rental properties inventory includes multi-family rental properties that are under construction and those in lease-up.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities included the following (in thousands):

	September 30,	December 31,
	2026	2025
Earnest money deposits	$5,258	$5,117
Warranty reserve	12,619	14,107
Self-insurance reserve	43,893	42,119
Accrued compensation costs	62,694	72,880
Land development and home construction accruals	107,025	110,431
Accrued interest	7,134	19,116
Income taxes payable	—	3,765
Lease liabilities - operating leases	11,628	11,611
Other accrued liabilities	23,621	31,456
Total accrued expenses and other liabilities	$273,872	$310,602

7. Warranties

Estimated future direct warranty costs are accrued and charged to cost of home sales revenues in the period when the related home sales revenues are recognized. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon historical experience rates. As of September 30, 2026 and December 31, 2025, our warranty reserve was $12.6 million and $14.1 million, respectively. We subsequently assess the adequacy of our warranty accrual on a quarterly basis through a model that incorporates historical payment trends and we adjust the amounts recorded, if necessary. Based on warranty payment trends relative to our estimates at the time of home closing, we reduced our warranty reserve by $0.9 million and $4.5 million during the three and nine months ended September 30, 2026, respectively, which is included as a reduction to cost of home sales revenues on our condensed consolidated statements of operations. We reduced our warranty reserve by $0.1 million and $1.4 million during the three and nine months ended September 30, 2025, respectively.

8. Self-Insurance Reserve

We maintain general liability insurance coverage, including coverage for certain construction defects after homes have been delivered and premises operations during construction. These insurance policies are designed to protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs associated with such claims on an undiscounted basis at the time revenue is recognized for each home closing. Amounts accrued, which are included in accrued expenses and other liabilities on the condensed consolidated balance sheets, are based upon third party actuarial analyses that are primarily based on industry data and partially on our historical claims, and include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our self-insurance liability is presented on a gross basis without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any. Estimates of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any, are recorded as receivables when such recoveries are considered probable. Based on a third-party actuarial analysis, we reduced our self-insurance reserve by $3.7 million during the three and nine months ended September 30, 2026, and we increased our self-insurance reserve by $1.3 million during the three and nine months ended September 30, 2025. Any adjustments to our self-insurance reserve are included in cost of home sales revenues on our condensed consolidated statements of operations.

Changes in our self-insurance reserve for the three and nine months ended September 30, 2026 and 2025 are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$45,584	$37,242	$42,119	$32,970
Self-insurance expense provisions	2,534	2,778	7,514	8,120
Payments	(512)	(2,008)	(2,027)	(3,078)
Self-insurance adjustment	(3,713)	1,317	(3,713)	1,317
Ending balance	$43,893	$39,329	$43,893	$39,329

9. Debt

Our outstanding debt obligations included the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
3.875% senior notes, due August 2029(1)	$497,780	$497,201
6.625% senior notes, due September 2033(1)	494,002	493,355
Construction loan agreements	129,450	90,269
Other financing obligations(2)	44,089	21,551
Notes payable	1,165,321	1,102,376
Revolving line of credit	456,000	51,500
Mortgage repurchase facilities	191,266	289,269
Total debt	$1,812,587	$1,443,145

(1)The carrying value of senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of September 30, 2026 and December 31, 2025, other financing obligations included certain secured borrowings and insurance premium notes, which bore a weighted average interest rate of 6.3% and 5.8%, respectively.

3.875% Senior Notes Due 2029

As of September 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029 (the “2029 Notes”), which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, on, or after, February 15, 2029, and a put provision triggered by certain change of control events. As of September 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.8 million.

6.625% Senior Notes Due 2033

As of September 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”), which principal balance is due in September 2033. Prior to that date, interest only payments are due semi-annually in March and September of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, on, or after, September 15, 2028, and a put provision triggered by certain change of control events. As of September 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $494.0 million.

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

As of September 30, 2026 and December 31, 2025, $129.5 million and $90.3 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.1% and 6.1% as of September 30, 2026 and December 31, 2025, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On September 30, 2026, we entered into a First Amendment to Credit Agreement (the “First Amendment”) with the lenders party thereto and U.S. Bank National Association, as Administrative Agent, amending the Credit Agreement, dated as of November 1, 2024, among us, the lenders party thereto, U.S. Bank National Association, as Administrative Agent, and the other banks party thereto (as amended, supplemented or otherwise modified to the date hereof, including by the First Amendment, the “Credit Agreement”).

The First Amendment increased the aggregate commitments under our senior unsecured revolving credit facility from $1.0 billion to $1.2 billion and extended the maturity date for participating extending lenders to November 1, 2030. The First Amendment also added new lenders, revised certain financial covenants, eliminated the 0.10% credit spread adjustment applicable to SOFR-based borrowings, and made certain related amendments to the schedules and exhibits to the Credit Agreement. The revolving line of credit includes a $250.0 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400.0 million. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, $100.0 million will mature on November 1, 2028, with the remaining $1.1 billion in commitments maturing on November 1, 2030. The principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date, with up to three such extensions permitted during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of September 30, 2026 and December 31, 2025, $456.0 million and $51.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.3% and 5.2%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A. and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities, and Truist Bank, which provides Inspire with a committed repurchase facility, collectively providing up to an aggregate of $300.0 million as of September 30, 2026, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through May 28, 2027. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.4% and 5.4% as of September 30, 2026 and December 31, 2025, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2026 and December 31, 2025, we had $191.3 million and $289.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

10. Interest on Senior Notes and Revolving Line of Credit

Interest on our senior notes and revolving line of credit, if applicable, is capitalized to homebuilding inventories while the related communities are being actively developed and until homes are completed. As our qualifying assets exceeded our outstanding debt during the three and nine months ended September 30, 2026 and 2025, we capitalized all interest costs incurred on these facilities during these periods.

Our interest costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest capitalized beginning of period	$107,829	$93,940	$100,910	$84,325
Interest capitalized during period	20,593	20,973	57,024	57,577
Less: capitalized interest in cost of sales	(15,873)	(15,005)	(45,385)	(41,994)
Interest capitalized end of period	$112,549	$99,908	$112,549	$99,908

11. Income Taxes

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2026 estimated annual effective tax rate, before discrete items, of 26.0%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, partially offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase in our effective tax rate of 1.4%.

For the nine months ended September 30, 2026, our estimated annual rate of 26.0% was impacted by discrete items which decreased our rate by 0.5%, primarily reflecting favorable adjustments to prior-year income tax estimates upon completion of our federal income tax return.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for 2026 will not reflect a benefit from such tax credits related to homes delivered after June 30, 2026.

For the three months ended September 30, 2026 and 2025, we recorded income tax expense of $3.2 million and $10.4 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded income tax expense of $25.1 million and $35.8 million, respectively.

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

The following outlines the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, respectively (in thousands):

			September 30,	December 31,
	Balance Sheet Classification	Hierarchy	2026	2025
Mortgage loans held for sale	Mortgage loans held for sale	Level 2	$186,506	$299,145
Mortgage servicing rights (1)	Prepaid expenses and other assets	Level 3	$34,534	$11,375
Derivative assets	Prepaid expenses and other assets	Level 2	$8,629	$2,157
Derivative liabilities	Accrued expenses and other liabilities	Level 2	$—	$519

(1)The unobservable inputs used in the valuation of the mortgage servicing rights include mortgage prepayment rates, discount rates and cost to service, which were a weighted average of 7.7%, 12.5%, and $79 per year per loan, respectively, as of September 30, 2026, and 7.8%, 10.4%, and $80 per year per loan, respectively, as of December 31, 2025. The high and low end of the range of unobservable inputs used in the valuation did not result in a significant change to the fair value measurement.

The following table represents the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements, with gains and losses from the changes in fair value reflected in financial services revenue on our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage servicing rights	2026	2025	2026	2025
Beginning of period	$25,783	$1,215	$11,375	$42,404
Originations	8,373	3,758	22,662	8,686
Settlements	(275)	(60)	(720)	(1,564)
Sales	—	—	—	(47,305)
Changes in fair value	653	977	1,217	3,669
End of period	$34,534	$5,890	$34,534	$5,890

For the financial assets and liabilities that the Company does not reflect at fair value, the following table presents both their respective carrying value and fair value at September 30, 2026 and December 31, 2025, respectively (in thousands). The fair values of cash and cash equivalents, cash held in escrow, and restricted cash approximate their carrying values and are classified as Level 1 within the fair value hierarchy, and are not presented in the table below.

		September 30, 2026		December 31, 2025
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
3.875% senior notes (1)(2)	Level 2	$497,780	$461,900	$497,201	$473,750
6.625% senior notes (1)(2)	Level 2	$494,002	$480,650	$493,355	$503,150
Construction loan agreements(3)(4)	Level 3	$129,450	$129,450	$90,269	$90,269
Other financing obligations(3)(5)	Level 3	$44,089	$44,089	$21,551	$21,551
Revolving line of credit(3)	Level 2	$456,000	$456,000	$51,500	$51,500
Mortgage repurchase facilities(3)	Level 2	$191,266	$191,266	$289,269	$289,269

(1)Estimated fair value of the senior notes is based on recent trading activity in inactive markets.

(2)Carrying amounts include any associated unamortized deferred financing costs, premiums and discounts. As of September 30, 2026, these amounts totaled $2.2 million and $6.0 million for the 3.875% senior notes and 6.625% senior notes, respectively. As of December 31, 2025, these amounts totaled $2.8 million and $6.6 million for the 3.875% senior notes and 6.625% senior notes, respectively.

(3)Carrying amount approximates fair value due to short-term nature and/or interest rate terms.

(4)As of September 30, 2026 and December 31, 2025, construction loan agreements related to Century Living bore a weighted average interest rate of 6.1% and 6.1%, respectively.

(5)As of September 30, 2026 and December 31, 2025, other financing obligations related to certain secured borrowings and insurance premium notes, which bore a weighted average interest rate of 6.3% and 5.8%, respectively.

Non-financial assets and liabilities include items such as inventory and property and equipment that are measured at fair value when acquired and as a result of impairments, if deemed necessary.

During the three and nine months ended September 30, 2026, we determined that inventory with a carrying value before impairment of $62.3 million, comprised of six communities across our West, Texas, and Century Complete homebuilding segments, was not recoverable. Accordingly, we recognized inventory impairment charges of $19.6 million in order to record the inventory at fair value, consisting of $19.1 million, $0.2 million, and $0.3 million for our West, Texas, and Century Complete segments, respectively. Impairment charges primarily related to communities in which we are actively selling homes, driven by our decision to increase incentives in certain communities directed at improving our sales absorptions. During the three months ended September 30, 2025, we recorded impairment charges of $3.2 million related to three communities with a carrying value before impairment of $11.9 million, and during the nine months ended September 30, 2025, we recorded impairment charges of $11.0 million related to eight communities with a carrying value before impairment of $41.3 million. The estimated fair value of the communities was measured using a discounted cash flow approach with Level 3 inputs, and reflects estimated fair values in the periods the respective impairments were identified. When estimating future discounted cash flows, we have utilized a weighted-average discount rate of approximately 11% in our valuations during the three and nine months ended September 30, 2026, and 12% during the three and nine months ended September 30, 2025. Changes in our cash flow projections in future periods related to these communities may change our conclusions on the recoverability of inventory in the future.

13. Stock-Based Compensation

During the nine months ended September 30, 2026 and 2025, we granted restricted stock units (which we refer to as “RSUs”) covering 0.4 million and 0.2 million shares of common stock, respectively, with a grant date fair value of $60.76 and $76.14 per share, respectively, that vest over a three year period. During the nine months ended September 30, 2026 and 2025, we granted 16.1 thousand and 16.0 thousand shares of common stock, respectively, on an unrestricted basis (which we refer to as “stock awards”) with a grant date fair value of $54.27 and $53.26 per share, respectively, to our non-employee directors.

During the nine months ended September 30, 2026 and 2025, we granted performance share units (which we refer to as “PSUs”) covering up to an aggregate of 0.5 million and 0.5 million shares of common stock, respectively, assuming maximum level of performance and market conditions are met with a weighted-average grant date fair value of $52.10 and $67.01 per share, respectively, that are subject to service, performance, and market vesting conditions. The quantity of shares that will vest and be issued upon settlement of the PSUs ranges from 0% to up to 250% of a targeted number of shares depending upon the participant and will be determined based on achievement of three-year cumulative revenue and three-year cumulative adjusted pre-tax income performance goals. The ultimate share payout may then be adjusted by a relative total stockholder return modifier based on our three-year cumulative total stockholder return (which we refer to as “TSR”) relative to the average TSR of all companies in a defined peer group, with the potential to decrease the payout by 10% or increase it by up to 20%. We utilize the Monte Carlo simulation model to determine the fair value of PSUs that contain market conditions, and stock-based compensation expense is recognized ratably for awards subject to market conditions regardless of whether the market condition is satisfied, provided that the requisite service period has been met.

During the nine months ended September 30, 2026 and 2025, we issued 0.4 million and 0.4 million shares of common stock, respectively, upon the settlement of PSUs based on final achievement of the performance level goals specified under the terms of the PSU awards granted in previous periods. Approximately 1.2 million shares will be issued upon settlement from 2027 to 2029 if the defined service and maximum performance targets under currently outstanding PSU awards are met and, for applicable PSU awards, if the defined maximum TSR conditions are met, and no shares will be issued upon settlement if the defined service or minimum performance targets are not met.

A summary of our nonvested awards, including PSUs, assuming the current estimated level of performance achievement, and RSUs, are as follows (in thousands, except years):

September 30, 2026
Nonvested awards	1,042
Unrecognized compensation cost	$42,231
Weighted-average years to recognize compensation cost	2.1

Stock-based compensation expense totaled $3.5 million and $5.5 million for the three months ended September 30, 2026 and 2025, respectively, and totaled $10.6 million and $13.7 million for the nine months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense is included in selling, general, and administrative expense on our condensed consolidated statements of operations. Stock-based compensation expense for PSUs is initially estimated based on target performance achievement and then adjusted as appropriate throughout the respective three-year performance periods. Accordingly, future compensation cost associated with outstanding PSUs may increase or decrease based on the probability and extent of achievement with respect to the applicable performance measures. During the three and nine months ended September 30, 2026 and 2025, in accordance with ASC 718, Compensation—Stock Compensation, we updated our recognition of stock-based compensation expense associated with previously granted PSU awards to reflect probable financial results as they relate to the performance goals of the PSU awards. Our estimate of the number of shares which will ultimately vest and be issued upon settlement of certain PSU awards decreased by approximately 81 thousand shares during the three months ended September 30, 2026, and increased on a net basis by 23 thousand shares during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, we recorded net cumulative adjustments to reduce stock-based compensation expense of $3.1 million ($2.4 million net of tax), or $0.09 per share (basic and diluted) and $7.2 million ($5.4 million net of tax), or $0.19 per share (basic and diluted), respectively. During the three and nine months ended September 30, 2025, our estimate of the number of shares expected to vest decreased approximately 0.1 million shares and 0.1 million shares, respectively. During the three and nine months ended September 30, 2025, we recorded cumulative net adjustments to reduce stock-based compensation expense of $1.4 million ($1.1 million net of tax) or $0.04 per basic share and diluted share, and $6.1 million ($4.7 million net of tax), and $0.15 per basic share and diluted share, respectively.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 100.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2026 and December 31, 2025, there were 28.3 million and 29.1 million shares of common stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

On May 4, 2022, the stockholders approved the adoption of the Century Communities, Inc. 2022 Omnibus Incentive Plan (which we refer to as the “2022 Incentive Plan”), which replaced the Century Communities, Inc. Amended and Restated 2017 Omnibus Incentive Plan (which we refer to as our “2017 Incentive Plan”). The 2022 Incentive Plan provides that 3.1 million shares of common stock are available for issuance to eligible participants under the plan, plus 51.2 thousand shares of our common stock that remained available for issuance under the 2017 Incentive Plan and any shares subject to awards outstanding under the 2017 Incentive Plan that were subsequently forfeited, cancelled, expired or otherwise terminated without the issuance of such shares. During the nine months ended September 30, 2026 and 2025, we issued 0.6 million and 0.6 million shares of common stock, respectively, related to the vesting and settlement of RSUs and PSUs. As of September 30, 2026, approximately 0.7 million shares of common stock remained available for issuance under the 2022 Incentive Plan, assuming maximum levels of performance achievement for nonvested PSUs.

The following tables set forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and nine months ended September 30, 2026 and 2025, respectively (dollars in thousands, except per share information):

			Nine Months Ended September 30, 2026
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 4, 2026	February 25, 2026	March 11, 2026	$0.32	$9,313
May 6, 2026	May 27, 2026	June 10, 2026	$0.32	$9,154
August 12, 2026	August 26, 2026	September 9, 2026	$0.32	$9,052

			Nine Months Ended September 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783
August 13, 2025	August 27, 2025	September 10, 2025	$0.29	$8,607

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

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 1.3 million shares remained available to be repurchased as of September 30, 2026. During the three and nine months ended September 30, 2026, an aggregate of 169.9 thousand shares and 1.1 million shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $11.6 million and $71.2 million, respectively, and a weighted average per share price of $68.16 and $62.45, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. During the three and nine months ended September 30, 2025, an aggregate of 296.9 thousand shares and 1.9 million shares, respectively, were repurchased for a total purchase price of approximately $20.0 million and $123.6 million, respectively, and a weighted average per share price of $67.36 and $63.91, respectively.

During the nine months ended September 30, 2026 and 2025, shares of common stock at a total cost of $15.4 million and $17.3 million, respectively, were netted and surrendered as payment for minimum statutory withholding obligations in connection with the settlement of outstanding stock-based compensation awards. Shares surrendered by the participants in accordance with the applicable award agreements and plan are deemed repurchased and retired by us but are not part of our publicly announced stock repurchase program.

15. Earnings Per Share

We use the treasury stock method to calculate earnings per share as our currently issued non-vested RSUs and PSUs do not have participating rights.

The following table sets forth the computation of basic and diluted earnings per share (which we refer to as “EPS”) for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$12,617	$37,403	$73,174	$111,641
Denominator
Weighted average common shares outstanding - basic	28,363,406	29,645,795	28,722,425	30,266,752
Dilutive effect of stock-based compensation awards	112,862	373,358	52,089	344,259
Weighted average common shares outstanding - diluted	28,476,268	30,019,153	28,774,514	30,611,011
Earnings per share:
Basic	$0.44	$1.26	$2.55	$3.69
Diluted	$0.44	$1.25	$2.54	$3.65

Stock-based awards are excluded from the calculation of diluted EPS in the event they are subject to unsatisfied performance conditions or are antidilutive. We excluded 1.2 million and 1.1 million common stock unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2026, respectively, and we excluded 0.7 million and 0.7 million common stock unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2025, respectively, related to the PSUs for which performance conditions remained unsatisfied, assuming maximum levels of performance achievement. We excluded 0.0 million and 0.2 million antidilutive common stock unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2026 and we excluded 0.3 million and 0.3 million antidilutive common stock unit equivalents from diluted earnings per share during the three and nine months ended September 30, 2025, respectively.

16. Commitments and Contingencies

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2026 and December 31, 2025, we had issued and outstanding letters of credit under various facilities of $42.3 million and $65.3 million, respectively, and we had issued and outstanding performance and other bonds of $431.4 million and $445.1 million, respectively.

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

The forward-looking statements included in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking and subject to risks and uncertainties including among others:

•the cyclical nature of the homebuilding industry, which is particularly susceptible to economic changes, either nationally or in the regional and local markets in which we operate, including continued elevated and recent and any future increases in interest rates and the resulting impact on the accessibility and cost of mortgage loans to homebuyers; persistent inflation; decreased employment levels and job insecurity concerns due in part to the rapid adoption of artificial intelligence; cautious consumer sentiment; affordability concerns; and increased recessionary conditions;

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

•a downturn in the homebuilding industry, including a reduction in demand for our homes, increased cancellation rates, or a decline in real estate values or market conditions resulting in an adverse impact on our business, operating results and financial condition, which may include a continued elevated use of sales incentives adversely affecting our margins and possible future additional impairment, lot abandonment, or restructuring charges;

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

•our future business operations, operating results and financial condition; additional future impairment and restructuring charges; and changes in our business, investment and capital allocation strategy;

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

•the effect of and risks associated with recent and any future acquisitions, including the recent HistoryMaker Homes acquisition;

•the effect of recent consolidation in the homebuilding industry and the effect on the competitive environment;

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

While we offer homes that appeal to a broad range of entry-level, move-up, and lifestyle homebuyers, our offerings are heavily weighted towards providing affordable housing options in each of our homebuyer segments. Additionally, we prefer building move-in-ready homes over built-to-order homes, which we believe allows for a faster construction process, advantageous pricing with subcontractors, and shortened time period from home sale to home delivery, thus allowing our customers greater certainty on their financing and allowing us to more appropriately price the homes and deploy our capital. Of the 6,961 homes delivered during the first nine months of 2026, approximately 96% of homes delivered had purchase prices below the Federal Housing Administration-insured mortgage limits and approximately 98% of homes delivered were built as move-in ready homes.

Market conditions in the homebuilding industry have continued to be impacted by elevated mortgage rates, which increased further during the third quarter of 2026; macro-economic and geopolitical uncertainty; cautious homebuyer sentiment, especially in light of persistent inflation and rising commodity and oil prices; and ongoing affordability pressures for homebuyers. Against this backdrop, there remains an underlying need for affordable new homes, supported by solid demographic trends and an ongoing undersupply of homes. In response to market conditions, we have continued to provide, when necessary, incentive offerings across our communities, including discounts on base home prices, lot premiums, options and upgrades, and financing incentives, including interest rate buydowns and closing cost concessions. Further, during the first nine months of 2026, we experienced continued acceptance to adjustable-rate mortgages among our homebuyers, which adjustable-rate mortgages accounted for nearly 35% of the mortgages that we originated by volume of principal during third quarter of 2026, consistent with the second quarter of 2026, and an increase from first quarter 2026 levels of approximately 30% and well above first quarter 2025 levels of less than 5%.

We anticipate the homebuilding markets in each of our operating segments will continue to be tied to both the macro-economic environment and the local economy, and we expect our operating strategy will continue to adapt to market changes, though we cannot provide any assurance that our strategies will remain consistent or continue to be successful. We believe future demand for our homes remains uncertain as future economic, market and geopolitical conditions remain uncertain, in particular with respect to inflation and consumer confidence, both of which have been and may continue to be adversely affected by the conflict in the Middle East, especially if it persists or intensifies; continued elevated interest rates, which rose further during the third quarter of 2026, and the impact of potential future increases or decreases to the U.S. Federal funds interest rate by the U.S. Federal Reserve; availability and cost of mortgage loans to homebuyers; financial, credit and mortgage markets; the extent to which and how long government monetary directives and actions will impact the U.S. economy; the effect of tariffs and/or duties; consumer confidence; wage growth; household formations; levels of new and existing homes for sale; prevailing home and rental prices; availability and cost of land, labor and construction materials; demographic trends; housing demand; increased energy and fuel prices; the possibility of an economic recession; and other factors, including those described elsewhere in this Form 10-Q. Specifically, changes in mortgage interest rates impact the costs of owning a home and affect the purchasing power of our customers and could impact homebuyer confidence. Changes in demand for our homes or cancellations due to mortgage interest rates, consumer confidence, or otherwise, could affect our operating results in future periods, including our net sales, home deliveries, gross margin, origination volume of loans and revenues from our Financial Services segment, and net income.

Disruptions to energy markets related to geopolitical developments in the Middle East have increased fuel and transportation prices, and certain tariffs that became effective in late 2025 relate to various imported products used in the homebuilding industry, including cabinets, lumber, and certain other wood products. As of September 30, 2026, we have not experienced significant cost increases or supply chain disruptions for raw materials and construction cycle times remained approximately three to four months during the first nine months of 2026; however, we could experience increases in the costs of materials utilized for the construction of our homes and/or supply chain disruptions that, in turn, would impact our business and our consolidated financial statements in future reporting periods. Mortgage rates remained elevated and increased further during the first nine months of 2026 and are influenced by a range of market factors, and we cannot provide any assurance as to the impact of future market or policy developments on mortgage rates or our current or future business. Further, in July 2026, a broad package of federal housing provisions became law, though the timing and magnitude of any impact on the housing market conditions remains uncertain. The potential extent and effect of these and other factors on our business is highly uncertain and outside our control, and our past performance may not be indicative of our future results.

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

Recent Acquisition

On October 7, 2026, we completed the acquisition of substantially all of the assets and assumed certain liabilities of HMH Lifestyles, L.P., doing business as HistoryMaker Homes ("HMH"), a homebuilder with operations in the greater Dallas, Texas area, for initial cash consideration of approximately $160.2 million, subject to customary holdbacks and post-closing adjustments based on the final closing balance sheet. The acquisition expands our presence within our Texas segment, adding 29 active communities. Because the acquisition was completed subsequent to September 30, 2026, the acquired assets and assumed liabilities are not reflected in the accompanying condensed consolidated financial statements.

Results of Operations

During the three and nine months ended September 30, 2026, we generated $15.8 million and $98.2 million in income before income tax expense, as compared to $47.8 million and $147.4 million in the respective prior year periods. Our results for the three and nine months ended September 30, 2026 included $19.6 million of impairment charges, as compared to $3.2 million and $11.0 million, respectively, in the prior year periods. During the three and nine months ended September 30, 2026, we generated net income of $12.6 million, or $0.44 per diluted share, and $73.2 million, or $2.54 per diluted share, respectively, as compared to $37.4 million, or $1.25 per diluted share, and $111.6 million, or $3.65 per diluted share in the respective prior year periods.

During the three and nine months ended September 30, 2026, we generated total revenues of $864.5 million and $2.6 billion, respectively, as compared to $980.3 million and $2.9 billion in the respective prior year periods. During the three and nine months ended September 30, 2026, we delivered 2,442 and 6,961 new homes with an average sales price of $345.0 thousand and $355.4 thousand, respectively. Our new home deliveries decreased by 1.8% and 5.4%, respectively, as compared to the respective prior year periods, primarily due to slower absorption rates as a result of lower demand amid challenging homebuilding market conditions, and the average sales price per new home decreased 10.2% and 7.1% as compared to the respective prior year periods, primarily due to an increased use of incentives during the three and nine months ended September 30, 2026. For the three months ended September 30, 2026, net new contracts decreased 4.3% to 2,284, and for the nine months ended September 30, 2026, net new contracts decreased 4.5% to 7,278, in each case compared to the respective prior year period.

We have continued to take a balanced approach to capital allocation, guided by market conditions and our priorities of investing in land and land development to support anticipated future growth and returning capital to our stockholders. We ended the third quarter of 2026 with $86.1 million of cash and cash equivalents and $33.7 million of cash held in escrow. We had $456.0 million outstanding under our revolving line of credit, with a homebuilding debt to capital ratio of 36.8% and a net homebuilding debt to net capital ratio of 34.9%. We have continued to strategically manage our lot pipeline in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts, resulting in 60,969 lots owned and controlled at September 30, 2026. During the three and nine months ended September 30, 2026, we repurchased an aggregate of 169.9 thousand and 1.1 million shares, respectively, under our stock repurchase program for a total purchase price of approximately $11.6 million and $71.2 million, respectively, and a weighted average per share price of $68.16 and $62.45, respectively. Also, during each of the first three quarters of 2026, we paid a quarterly cash dividend to our stockholders of $0.32 per share, a 10% increase from the $0.29 per share quarterly dividend paid during each of the first three quarters of 2025.

For the three and nine months ended September 30, 2026, our Financial Services segment generated income before income tax expense of $6.2 million and $23.7 million, respectively, as compared to $3.0 million and $11.6 million in the respective prior year periods. During the three and nine months ended September 30, 2026, the number of mortgages originated decreased 1.6% and 2.5%, respectively, in each case, as compared to the respective prior year period. During the three and nine months ended September 30, 2026, the number of loans sold to third parties increased 5.9% and 0.2%, respectively, as compared to the respective prior year periods.

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Condensed Consolidated Statements of Operations:
Revenues
Home sales revenues	$842,493	$955,162	$2,474,127	$2,815,365
Land sales and other revenues	823	5,764	38,249	7,209
Total homebuilding revenues	843,316	960,926	2,512,376	2,822,574
Financial services revenues	21,151	19,358	68,991	61,666
Total revenues	864,467	980,284	2,581,367	2,884,240
Homebuilding cost of revenues
Cost of home sales revenues (1)	(716,082)	(783,746)	(2,054,741)	(2,296,184)
Cost of land sales and other revenues	(26)	(6,303)	(24,275)	(7,199)
Total homebuilding cost of revenues	(716,108)	(790,049)	(2,079,016)	(2,303,383)
Financial services costs	(14,962)	(16,371)	(45,261)	(50,095)
Selling, general and administrative expense	(118,837)	(119,895)	(362,335)	(369,491)
Other income (expense), net	1,275	(6,131)	3,479	(13,832)
Income before income tax expense	15,835	47,838	98,234	147,439
Income tax expense	(3,218)	(10,435)	(25,060)	(35,798)
Net income	$12,617	$37,403	$73,174	$111,641
Earnings per share:
Basic	$0.44	$1.26	$2.55	$3.69
Diluted	$0.44	$1.25	$2.54	$3.65
Adjusted diluted earnings per share(2)	$1.01	$1.52	$3.22	$4.39
Other Operating Information
Number of new homes delivered	2,442	2,486	6,961	7,357
Average sales price of new homes delivered	$345.0	$384.2	$355.4	$382.7
Homebuilding gross margin percentage	15.0%	17.9%	17.0%	18.4%
Adjusted homebuilding gross margin excluding interest, inventory impairment, and purchase price accounting for acquired work in process inventory (2)	19.3%	20.1%	19.7%	20.6%
Backlog at end of period, number of homes	1,106	1,117	1,106	1,117
Backlog at end of period, aggregate sales value	$413,956	$416,924	$413,956	$416,924
Average sales price of homes in backlog	$374.3	$373.3	$374.3	$373.3
Net new home contracts	2,284	2,386	7,278	7,624
Selling communities at period end	343	321	343	321
Average selling communities	339	321	324	319
Total owned and controlled lot inventory	60,969	62,239	60,969	62,239
Adjusted EBITDA(2)(3)	$63,412	$87,740	$197,013	$252,352
Adjusted income before income tax expense(2)	$38,659	$60,368	$124,438	$177,325
Adjusted net income(2)	$28,797	$45,711	$92,693	$134,271
Homebuilding debt to capital	36.8%	34.5%	36.8%	34.5%
Net homebuilding debt to net capital (2)	34.9%	31.4%	34.9%	31.4%

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

(3)Beginning in the fourth quarter of 2025, we added “Stock-based compensation expense” as an adjustment in our non-GAAP adjusted EBITDA (Earnings Before Income tax expense, Interest, Depreciation, and Amortization) calculation. Accordingly, we have recast the corresponding prior year period adjusted EBITDA amount to conform to the current presentation and calculation.

Results of Operations by Segment

(dollars in thousands)

	Three Months Ended September 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	278	386	540	310	928	—	—	—	2,442
Average sales price of new homes delivered	$550.7	$467.0	$286.1	$389.7	$252.0	$—	$—	$—	$345.0

Revenues	$153,134	$180,338	$154,563	$120,885	$234,396	$21,151	$—	$—	$864,467
Cost of home sales revenues(1)	(149,906)	(153,055)	(127,790)	(97,977)	(190,431)	—	—	3,077	(716,082)
Financial services costs	—	—	—	—	—	(14,962)	—	—	(14,962)
Selling, general and administrative expense	(16,467)	(19,599)	(19,444)	(13,312)	(23,019)	—	(279)	(26,717)	(118,837)
Other segment items(2)	(215)	(962)	(406)	(561)	(47)	—	124	3,316	1,249
Income (loss) before tax expense	$(13,454)	$6,722	$6,923	$9,035	$20,899	$6,189	$(155)	$(20,324)	$15,835

	Three Months Ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	369	401	460	423	833	—	—	—	2,486
Average sales price of new homes delivered	$591.0	$506.0	$293.8	$413.8	$268.9	$—	$—	$—	$384.2

Revenues	$218,149	$208,058	$135,150	$175,162	$224,407	$19,358	$—	$—	$980,284
Cost of home sales revenues(1)	(177,720)	(167,994)	(115,267)	(144,944)	(180,899)	—	—	3,078	(783,746)
Financial services costs	—	—	—	—	—	(16,371)	—	—	(16,371)
Selling, general and administrative expense	(17,999)	(18,653)	(14,590)	(15,679)	(22,953)	—	(488)	(29,533)	(119,895)
Other segment items(2)	(1,224)	(6,608)	(196)	(1,347)	(426)	—	190	(2,823)	(12,434)
Income (loss) before tax expense	$21,206	$14,803	$5,097	$13,192	$20,129	$2,987	$(298)	$(29,278)	$47,838

	Nine Months Ended September 30, 2026
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	877	1,146	1,438	987	2,513	—	—	—	6,961
Average sales price of new homes delivered	$563.0	$470.0	$287.5	$388.6	$256.6	$—	$—	$—	$355.4

Revenues	$493,990	$538,799	$417,153	$416,327	$646,107	$68,991	$—	$—	$2,581,367
Cost of home sales revenues(1)	(436,795)	(449,544)	(340,616)	(310,096)	(521,018)	—	—	3,328	(2,054,741)
Financial services costs	—	—	—	—	—	(45,261)	—	—	(45,261)
Selling, general and administrative expense	(49,581)	(58,825)	(54,233)	(42,903)	(68,963)	—	(852)	(86,978)	(362,335)
Other segment items(2)	(993)	(1,497)	(2,066)	(23,465)	(849)	—	649	7,425	(20,796)
Income (loss) before tax expense	$6,621	$28,933	$20,238	$39,863	$55,277	$23,730	$(203)	$(76,225)	$98,234

	Nine Months Ended September 30, 2025
	West	Mountain	Texas	Southeast	Century Complete	Financial Services	Century Living	Corporate	Total
New homes delivered	1,007	1,226	1,418	1,127	2,579	—	—	—	7,357
Average sales price of new homes delivered	$597.4	$517.2	$295.6	$427.5	$263.2	$—	$—	$—	$382.7

Revenues	$601,763	$639,476	$419,252	$482,082	$680,001	$61,666	$—	$—	$2,884,240
Cost of home sales revenues(1)	(478,680)	(519,295)	(346,087)	(394,939)	(558,393)	—	—	1,210	(2,296,184)
Financial services costs	—	—	—	—	—	(50,095)	—	—	(50,095)
Selling, general and administrative expense	(52,104)	(57,400)	(49,121)	(46,404)	(70,412)	—	(869)	(93,181)	(369,491)
Other segment items(2)	(3,389)	(9,418)	(470)	(2,180)	(2,249)	—	605	(3,930)	(21,031)
Income (loss) before tax expense	$67,590	$53,363	$23,574	$38,559	$48,947	$11,571	$(264)	$(95,901)	$147,439

(1)Beginning in the fourth quarter of 2025, inventory impairment was reclassified to be included in cost of home sales revenues in our consolidated statements of operations rather than presented as a separate line item and prior year period amounts have been reclassified to conform to this presentation.

(2)Includes cost of land sales and other revenues, and other income (expense).

West

During the three and nine months ended September 30, 2026, our West segment generated loss before income tax expense of $13.5 million and income before income tax expense of $6.6 million, respectively, representing decreases of 163.4% and 90.2%, respectively, as compared to the respective prior year periods. These decreases were primarily driven by decreases in homebuilding gross margin percentage and revenue. Homebuilding gross margin percentage decreased from the respective prior year periods, due to impairment charges of $19.1 million during the three and nine months ended September 30, 2026, as well as increased use of incentives as compared to the respective prior year periods. Revenue decreased $65.0 million and $107.8 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 24.7% and 12.9%, respectively, in the number of homes delivered and decreases of 6.8% and 5.8%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily attributable to slower absorption rates and the decreases in average sales price per home resulted from increased use of incentives.

Mountain

During the three and nine months ended September 30, 2026, our Mountain segment generated income before income tax expense of $6.7 million and $28.9 million, respectively, representing decreases of 54.6% and 45.8%, respectively, as compared to the respective prior year periods. These decreases were primarily driven by decreases in revenue and homebuilding gross margin percentage. During the three and nine months ended September 30, 2026, revenue decreased $27.7 million and $100.7 million, respectively, as compared to the respective prior year periods, primarily driven by decreases of 3.7% and 6.5%, respectively, in the number of homes delivered and decreases of 7.7% and 9.1%, respectively, in the average sales price per home. The decreases in the number of homes delivered were primarily attributable to slower absorption rates and the decreases in average sales price per home resulted from increased use of incentives. During the three and nine months ended September 30, 2026, homebuilding gross margin percentage decreased from the respective prior year periods, due primarily to increased use of incentives as compared to the respective prior year periods.

Texas

During the three and nine months ended September 30, 2026, our Texas segment generated income before income tax expense of $6.9 million and $20.2 million, respectively, representing an increase of 35.8% and a decrease of 14.2%, respectively, as compared to the respective prior year periods. The three-month increase was primarily driven by increases in homebuilding gross margin percentage and revenue, while the nine-month decrease was primarily driven by an increase in selling, general and administrative expense and a decrease in revenue. During the three and nine months ended September 30, 2026, revenue increased $19.4 million and decreased $2.1 million, respectively. The three-month increase was primarily driven by a 17.4% increase in the number of homes delivered, partially offset by a 2.6% decrease in the average sales price per home, while the nine-month decrease was primarily driven by a 2.7% decrease in the average sales price per home, partially offset by a 1.4% increase in the number of homes delivered. The increases in homes delivered were primarily attributable to an increase in the average number of selling communities, while the decreases in average sales price per home were primarily driven by increased use of incentives. Homebuilding gross margin percentage for each of the three and nine month ended September 30, 2026 increased from the respective prior year periods, due primarily to lower direct construction costs and lower inventory impairment charges of $0.2 million during the current year periods compared to $0.5 million in the prior year periods, partially offset by increased use of incentives.

Southeast

During the three and nine months ended September 30, 2026, our Southeast segment generated income before income tax expense of $9.0 million and $39.9 million, respectively, representing a decrease of 31.5% and an increase of 3.4%, respectively, as compared to the respective prior year periods. The decrease in income before income tax expense for the three-month comparison was primarily driven by a decrease in revenue, partially offset by an increase in homebuilding gross margin percentage. The increase in income before income tax expense for the nine-month comparison was primarily driven by a land sale transaction in Georgia during the first quarter of 2026, partially offset by a decrease in home sales revenue. During the three and nine months ended September 30, 2026, revenue decreased $54.3 million and $65.8 million, respectively, as compared to the respective prior year periods. The decrease in revenue for the three-month comparison was primarily driven by a 26.7% decrease in the number of homes delivered and a 5.8% decrease in the average sales price per home. The decrease in revenue for the nine-month comparison was primarily driven by a 12.4% decrease in the number of homes delivered and a 9.1% decrease in the average sales price per home, partially offset by the first quarter land sale transaction of $32.5 million included in land sales and other revenue. The decreases in the number of homes delivered were primarily attributable to a decrease in the average number of selling communities, while the decreases in average sales price per home resulted primarily from increased use of incentives. During the three and nine months ended September 30, 2026, homebuilding gross margin percentage increased from the respective prior year periods, due primarily to inventory impairment charges of $2.4 million and $6.2 million recorded in the prior year periods, respectively, that did not recur in the current year periods, and was partially offset by the impact of increased use of incentives as compared to the respective prior year periods.

Century Complete

During the three and nine months ended September 30, 2026, our Century Complete segment generated income before income tax expense of $20.9 million and $55.3 million, respectively, representing increases of 3.8% and 12.9%, respectively, as compared to the respective prior year periods. The increase in income before income tax expense for the three-month comparison was primarily driven by an increase in revenue, partially offset by a decrease in homebuilding gross margin percentage. The increase in income before income tax expense for the nine-month comparison was primarily driven by an increase in homebuilding gross margin percentage, partially offset by a decrease in revenue. During the three and nine months ended September 30, 2026, revenue increased $10.0 million and decreased $33.9 million, respectively, as compared to the respective prior year periods. The increase in revenue for the three-month comparison was primarily driven by an 11.4% increase in the number of homes delivered, partially offset by a 6.3% decrease in the average sales price per home. The decrease in revenue for the nine-month comparison was primarily driven by a 2.6% decrease in the number of homes delivered and a 2.5% decrease in the average sales price per home. The increase in the number of homes delivered for the three-month comparison was primarily driven by a higher average number of selling communities, while the decrease in the number of homes delivered for the nine-month comparison was primarily driven by a lower average number of selling communities and slower absorption rates. The decreases in average sales price per home resulted primarily from increased use of incentives. For the three-month comparison, homebuilding gross margin percentage decreased, primarily driven by increased use of incentives. For the nine-month comparison, homebuilding gross margin percentage increased, driven primarily by lower direct construction costs and lower inventory impairment charges of $0.3 million compared to $4.2 million in the prior year period, partially offset by increased use of incentives as compared to the prior year period.

Financial Services

Our Financial Services segment originates mortgages for primarily our homebuyers, and as such, the volume of loans originated typically correlates to our number of homes delivered. Fluctuations in financial services income before income tax may occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. For the three and nine months ended September 30, 2026, our Financial Services segment generated income before income tax expense of $6.2 million and $23.7 million, respectively, as compared to $3.0 million and $11.6 million, respectively, in the respective prior year periods. For the three-month comparison, the increase was primarily attributable to higher loan margins, driven by favorable fair value adjustments on our hedging activity, and higher servicing fee income, partially offset by lower origination volume. For the nine-month comparison, the increase was primarily attributable to higher loans margins, driven by favorable fair value adjustments on our hedging activity, and favorable fair value adjustments on our mortgage servicing rights portfolio, partially offset by the prior year benefit from the sale of a portion of our mortgage servicing rights portfolio and lower origination volume. During the three and nine months ended September 30, 2026, the number of mortgages originated decreased 1.6% and 2.5%, respectively, in each case, as compared to the respective prior year period. During the three and nine months ended September 30, 2026, the number of loans sold to third parties increased 5.9% and 0.2%, respectively, as compared to the respective prior year periods.

The following table presents selected operational data for our Financial Services segment in relation to our loan origination activities (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total originations:
Number of loans	1,581	1,607	4,676	4,796
Principal	$541,461	$578,011	$1,610,188	$1,700,470
Capture rate of Century homebuyers	84%	84%	82%	84%
Century Communities	87%	89%	86%	86%
Century Complete	78%	74%	76%	78%
Average FICO score	719	727	720	726
Century Communities	722	730	722	731
Century Complete	714	722	713	716

Loans sold to third parties:
Number of loans sold	1,715	1,619	4,966	4,957
Principal	$583,726	$580,971	$1,718,591	$1,755,136

Century Living

Our Century Living operations are engaged in the development, construction, management, and sales of multi-family rental properties, currently all located in Colorado. For the three and nine months ended September 30, 2026, our Century Living segment generated losses before income tax expense of $155 thousand and $203 thousand, respectively, as compared to losses before income tax expense of $298 thousand and $264 thousand, respectively, in the respective prior year periods. As of September 30, 2026, the Company had three multi-family rental properties in Colorado, of which two were available for leasing. As of September 30, 2026, these three projects represented 868 total multi-family units, including 251 under active construction and 617 completed units, and 505 units were leased. As of September 30, 2025, we had three multi-family rental properties, two of which were completed and one of which was under active construction. We subsequently sold one multi-family rental property during the fourth quarter of 2025.

Corporate

During the three and nine months ended September 30, 2026, our Corporate segment generated losses of $20.3 million and $76.2 million, respectively, as compared to losses of $29.3 million and $95.9 million, respectively, during the respective prior year periods. The decreases were primarily related to lower general and administrative costs, including lower charitable contributions and decreased compensation related to adjustments in stock-based compensation expense to reflect a decreased estimate in the number of shares which will ultimately vest and be issued upon settlement of certain performance share unit awards.

Homebuilding Gross Margin

Homebuilding gross margin represents home sales revenues less cost of home sales revenues. Our homebuilding gross margin percentage, which represents homebuilding gross margin divided by home sales revenues, decreased to 15.0% for the three months ended September 30, 2026 from 17.9% for the prior year period and decreased to 17.0% for the nine months ended September 30, 2026 from 18.4% for the prior year period. The decrease for the three-month comparison was primarily driven by inventory impairment charges of $19.6 million, compared to $3.2 million in the prior year period, as well as increased use of incentives. The decrease for the nine-month comparison was primarily driven by increased use of incentives, as well as higher inventory impairment charges of $19.6 million, compared to $11.0 million in the prior year period.

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

(dollars in thousands)

	Three Months Ended September 30,
	2026	%	2025	%
Home sales revenues	$842,493	100.0%	$955,162	100.0%
Cost of home sales revenues	(716,082)	(85.0)%	(783,746)	(82.1)%
Homebuilding gross margin	126,411	15.0%	171,416	17.9%
Add: Inventory impairment	19,605	2.3%	3,180	0.3%
Adjusted homebuilding gross margin excluding inventory impairment (1)	146,016	17.3%	174,596	18.3%
Add: Interest in cost of home sales revenues	15,873	1.9%	15,005	1.6%
Add: Purchase price accounting for acquired work in process inventory	899	0.1%	2,830	0.3%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$162,788	19.3%	$192,431	20.1%

	Nine Months Ended September 30,
	2026	%	2025	%
Home sales revenues	$2,474,127	100.0%	$2,815,365	100.0%
Cost of home sales revenues	(2,054,741)	(83.0)%	(2,296,184)	(81.6)%
Homebuilding gross margin	419,386	17.0%	519,181	18.4%
Add: Inventory impairment	19,605	0.8%	10,951	0.4%
Adjusted homebuilding gross margin excluding inventory impairment (1)	438,991	17.7%	530,132	18.8%
Add: Interest in cost of home sales revenues	45,385	1.8%	41,994	1.5%
Add: Purchase price accounting for acquired work in process inventory	2,200	0.1%	6,763	0.2%
Adjusted homebuilding gross margin excluding interest, inventory impairment and purchase price accounting for acquired work in process inventory(1)	$486,576	19.7%	$578,889	20.6%

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

For the three and nine months ended September 30, 2026, our adjusted homebuilding gross margin percentage, excluding inventory impairment, interest in cost of home sales revenues, and purchase price accounting for acquired work in process inventory, was 19.3% and 19.7%, respectively, as compared to 20.1% and 20.6%, respectively, for the same respective periods in 2025. We believe the above non-GAAP adjusted homebuilding gross margin information is meaningful as it isolates the impact that inventory impairment, indebtedness, and acquisitions (in each case as applicable) during any period, have on our homebuilding gross margin and allows for comparability of our homebuilding gross margins to prior year periods and to homebuilding gross margins of our competitors.

Selling, General and Administrative Expense

(dollars in thousands)
	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Selling, general and administrative expense	$118,837	$119,895	$(1,058)	(0.9)%
As a percentage of home sales revenue	14.1%	12.6%

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Selling, general and administrative expense	$362,335	$369,491	$(7,156)	(1.9)%
As a percentage of home sales revenue	14.6%	13.1%

Our selling, general and administrative expense decreased $1.1 million and $7.2 million, respectively, for the three and nine months ended September 30, 2026 as compared to the same respective periods in 2025, primarily driven by decreased commissions expense, decreased charitable contributions and decreased compensation related to adjustments in stock-based compensation expense to reflect a decreased estimate in the number of shares which will ultimately vest and be issued upon settlement of certain performance share unit awards. As a percentage of home sales revenue, our selling, general and administrative expense increased 150 basis points during each of the three and nine months ended September 30, 2026, respectively, driven primarily by decreased revenue on a partially fixed cost base.

Income Tax Expense

At the end of each interim period, we are required to estimate our annual effective tax rate for the fiscal year and to use that rate to provide for income taxes for the current year-to-date reporting period. Our 2026 estimated annual effective tax rate, before discrete items, of 26.0%, is driven by our blended federal and state statutory rate of 24.6%, and certain permanent differences between GAAP and tax, including disallowed deductions for executive compensation, partially offset by estimated federal energy home credits for current year home deliveries, which combined resulted in a net increase in our effective tax rate of 1.4%.

For the nine months ended September 30, 2026, our estimated annual rate of 26.0% was impacted by discrete items which decreased our rate by 0.5%, primarily reflecting favorable adjustments to prior-year income tax estimates upon completion of our federal income tax return.

On July 4, 2025, H.R.1, the One Big Beautiful Bill Act, was signed into law, which disallows Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026. As a result, our income tax expense and effective tax rate for 2026 will not reflect a benefit from such tax credits related to homes delivered after June 30, 2026.

For the three months ended September 30, 2026 and 2025, we recorded income tax expense of $3.2 million and $10.4 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded income tax expense of $25.1 million and $35.8 million, respectively.

Segment Assets

(dollars in thousands)

	September 30,	December 31,	Increase (Decrease)
	2026	2025	Amount	Change
West	$874,109	$891,808	$(17,699)	(2.0)%
Mountain	1,019,838	941,617	78,221	8.3%
Texas	988,646	891,763	96,883	10.9%
Southeast	676,566	581,228	95,338	16.4%
Century Complete	465,504	389,954	75,550	19.4%
Financial Services	320,710	436,515	(115,805)	(26.5)%
Century Living	250,338	198,815	51,523	25.9%
Corporate	194,314	128,195	66,119	51.6%
Total assets	$4,790,025	$4,459,895	$330,130	7.4%

Total assets increased by $330.1 million, or 7.4%, to $4.8 billion at September 30, 2026 as compared to December 31, 2025, primarily due to (1) changes in our inventory balances within our homebuilding segments related to the timing of home and land development construction activities and (2) changes in our Century Living multi-family rental properties inventory balances related to the timing of disposition, development, and construction activities. These increases were partially offset by a decrease in our Financial Services assets primarily related to a decrease in mortgage loans held for sale.

Homebuilding lots owned and controlled

	September 30, 2026			December 31, 2025			% Change
	Owned	Controlled	Total	Owned	Controlled	Total	Owned	Controlled	Total
West	3,562	2,309	5,871	3,432	2,354	5,786	3.8%	(1.9)%	1.5%
Mountain	7,314	2,501	9,815	7,972	2,169	10,141	(8.3)%	15.3%	(3.2)%
Texas	13,293	5,235	18,528	14,298	3,348	17,646	(7.0)%	56.4%	5.0%
Southeast	5,141	5,729	10,870	5,240	6,293	11,533	(1.9)%	(9.0)%	(5.7)%
Century Complete	4,163	11,722	15,885	3,858	11,952	15,810	7.9%	(1.9)%	0.5%
Total	33,473	27,496	60,969	34,800	26,116	60,916	(3.8)%	5.3%	0.1%

We have continued to strategically manage our lot pipeline resulting in 60,969 lots owned and controlled at September 30, 2026, compared to 60,916 at December 31, 2025. Of our total lots owned and controlled as of September 30, 2026, 54.9% were owned and 45.1% were controlled, as compared to 57.1% owned and 42.9% controlled as of December 31, 2025.

Other Homebuilding Operating Data

Net new home contracts

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2026	2025	Amount	% Change	2026	2025	Amount	% Change
West	268	337	(69)	(20.5)%	913	1,052	(139)	(13.2)%
Mountain	350	418	(68)	(16.3)%	1,216	1,216	—	—%
Texas	524	433	91	21.0%	1,565	1,436	129	9.0%
Southeast	302	388	(86)	(22.2)%	1,047	1,159	(112)	(9.7)%
Century Complete	840	810	30	3.7%	2,537	2,761	(224)	(8.1)%
Total	2,284	2,386	(102)	(4.3)%	7,278	7,624	(346)	(4.5)%

Net new home contracts (new home contracts net of cancellations) for the three months ended September 30, 2026 decreased by 102 homes, or 4.3%, to 2,284 as compared to 2,386 for the same period in 2025. Net new home contracts (new home contracts net of cancellations) for the nine months ended September 30, 2026 decreased by 346 homes, or 4.5%, to 7,278 as compared to 7,624 for the same period in 2025.

Average monthly absorption rate

Our overall average monthly “absorption rate” (calculated as monthly net new home contracts divided by average selling communities) for the three and nine months ended September 30, 2026 and 2025 by segment is included in the table below:

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	% Change
West	2.3	3.1	(0.8)	(25.8)%
Mountain	2.1	2.8	(0.7)	(25.0)%
Texas	2.0	2.0	—	—%
Southeast	2.8	2.8	—	—%
Century Complete	2.3	2.3	—	—%
Total	2.2	2.5	(0.3)	(12.0)%

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	Amount	% Change
West	2.6	3.4	(0.8)	(23.5)%
Mountain	2.5	2.8	(0.3)	(10.7)%
Texas	2.1	2.1	—	—%
Southeast	3.3	2.9	0.4	13.8%
Century Complete	2.5	2.6	(0.1)	(3.8)%
Total	2.5	2.7	(0.2)	(7.4)%

During the three months ended September 30, 2026, our total average monthly absorption rate decreased by 12.0% to 2.2 per month and during the nine months ended September, 30 2026, our total average monthly absorption rate decreased by 7.4% to 2.5 per month, in each case as compared to the prior year period. Market conditions during the three and nine months ended September 30, 2026 continued to be impacted by elevated mortgage rates, macro-economic and geopolitical uncertainty, including volatility in fuel and transportation prices related to the conflict in the Middle East, and broader concerns about affordability by homebuyers.

Selling communities

	Selling Communities		Average Selling Communities		Average Selling Communities
	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
West	41	38	39	36	39	34
Mountain	57	53	56	49	55	49
Texas	86	73	88	73	83	75
Southeast	37	45	36	46	35	44
Century Complete	122	112	120	117	112	117
Total	343	321	339	321	324	319

Our selling communities increased by 22 communities to 343 communities as of September 30, 2026, as compared to 321 communities at September 30, 2025. This 6.9% increase was driven by new community openings in excess of community closeouts during the current year period.

Backlog

(dollars in thousands)

	As of September 30,
	2026			2025			% Change

	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price	Homes	Dollar Value	Average Sales Price
West	155	$86,808	$560.0	204	$115,035	$563.9	(24.0)%	(24.5)%	(0.7)%
Mountain	178	95,939	539.0	139	73,330	527.6	28.1%	30.8%	2.2%
Texas	263	76,233	289.9	195	59,212	303.6	34.9%	28.7%	(4.5)%
Southeast	160	64,684	404.3	139	61,170	440.1	15.1%	5.7%	(8.1)%
Century Complete	350	90,292	258.0	440	108,177	245.9	(20.5)%	(16.5)%	4.9%
Total / Weighted Average	1,106	$413,956	$374.3	1,117	$416,924	$373.3	(1.0)%	(0.7)%	0.3%

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but for which we have not yet delivered the home. As of September 30, 2026, we had 1,106 homes in backlog, which represents a decrease of 1.0% as compared to 1,117 homes in backlog at September 30, 2025. The total value of our backlog was $414.0 million as of September 30, 2026 as compared to $416.9 million as of September 30, 2025. Backlog dollar value decreased 0.7% due to the decrease in the number of backlog units in our West and Century Complete segments, and the average sales price of backlog units increased 0.3% generally due to mix within individual communities and partially offset by increased use of incentives, in each case as of September 30, 2026 as compared to September 30, 2025.

Supplemental Guarantor Information

Our 6.625% senior notes due 2033 (which we refer to collectively as our “2033 Notes”) and our 3.875% senior notes due 2029 (which we refer to collectively as our “2029 Notes” and collectively with our 2033 Notes, the “Senior Notes”) are our unsecured senior obligations and are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by substantially all of our direct and indirect wholly-owned operating subsidiaries (which we refer to collectively as the “Guarantors”). Our subsidiaries associated with our Financial Services operations (which we refer to as the “Non-Guarantors”) do not guarantee the Senior Notes. The guarantees are senior unsecured obligations of the Guarantors that rank equal with all existing and future senior debt of the Guarantors and senior to all existing and future subordinated debt of the Guarantors. The guarantees are effectively subordinated to any secured debt of the Guarantors. As of September 30, 2026, Century Communities, Inc. had $1.0 billion in total principal amount of Senior Notes outstanding.

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

Century Communities, Inc. and Guarantors

Summarized Condensed Supplemental Balance Sheet Data (in thousands)	September 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$289	$96
Cash held in escrow	33,740	48,571
Accounts receivable	55,236	53,327
Inventories	3,744,023	3,361,158
Prepaid expenses and other assets	463,882	410,899
Property and equipment, net	75,009	69,025
Deferred tax assets, net	36,841	38,176
Goodwill	41,109	41,109
Total assets	$4,450,129	$4,022,361
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$140,694	$111,493
Accrued expenses and other liabilities	258,981	280,914
Due to non-guarantors	124,121	128,827
Notes payable	1,165,321	1,102,376
Revolving line of credit	456,000	51,500
Total liabilities	2,145,117	1,675,110
Stockholders’ equity	2,305,012	2,347,251
Total liabilities and stockholders’ equity	$4,450,129	$4,022,361

Summarized Condensed Supplemental Statements of Operations Data (in thousands)		Nine Months Ended
		September 30, 2026

Total homebuilding revenues		$2,512,376
Total homebuilding cost of revenues		(2,079,016)
Selling, general and administrative expense		(361,876)
Other expense		(3,968)
Income before income tax expense		67,516
Income tax expense		(17,224)
Net income		$50,292

Critical Accounting Estimates

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

Liquidity and Capital Resources

Overview

Our liquidity, consisting of our cash and cash equivalents and cash held in escrow and current capacity under our revolving line of credit, was $863.8 million as of September 30, 2026, compared to $1.1 billion as of December 31, 2025.

Our principal uses of capital for the three and nine months ended September 30, 2026 were our land purchases, land development, home construction, construction of multi-family rental properties, stock repurchases, dividends, and the payment of routine liabilities.

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

Short-term Liquidity and Capital Resources

We use funds generated by operations, available borrowings under our revolving line of credit, and proceeds from issuances of debt or equity to fund our short-term working capital obligations and our purchases of land, as well as land development, home construction activities, and other cash needs. On September 30, 2026, we entered into an amendment to our credit agreement, which, among other changes, increased the aggregate commitments under our revolving line of credit from $1.0 billion to $1.2 billion. We had $456.0 million outstanding under our revolving line of credit as of September 30, 2026, as compared to $51.5 million outstanding as of December 31, 2025.

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

Material Cash Requirements

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future in addition to our outstanding debt obligations and debt service requirements described below. These obligations impact our short-term and long-term liquidity and capital resource needs. For the three and nine months ended September 30, 2026, there were no material changes to the contractual obligations we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that was filed with the SEC on January 29, 2026, other than: (i) an amendment to our credit agreement, which among other changes, increased our aggregate commitments under our revolving line of credit to $1.2 billion and extended the maturity date for participating extending lenders to November 1, 2030, and (ii) an increase in borrowings under our revolving line of credit as of September 30, 2026 to $456.0 million, as compared to $51.5 million as of December 31, 2025, which borrowings are subject to variable interest rates.

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

We strive to strategically manage our lot pipeline, while selectively reducing our lot pipeline by terminating certain contracts in markets that do not meet our investment criteria, in light of current market conditions, in order to maintain a balance between the number of owned lots as compared to lots we control through option and other contracts. We believe this balance provides us flexibility to adjust to market conditions as they develop. As of September 30, 2026, we had outstanding purchase contracts and option contracts for an aggregate of 27,496 lots totaling approximately $2.0 billion and we had an aggregate of $84.6 million of deposits for land contracts, of which $77.5 million were non-refundable cash deposits pertaining to land contracts. For contracts for which cash deposits were non-refundable, and subject to the terms of the outstanding contracts continuing to meet our investment criteria, we currently anticipate performing on the majority of our purchase and option contracts during the next 24 months. Our performance, including the timing and amount of purchase, if any, under these outstanding purchase and option contracts is subject to change and dependent on future market conditions. Our utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more or less prevalent in certain geographic regions.

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

Outstanding Debt Obligations and Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on our outstanding indebtedness. Our outstanding indebtedness is described in detail in Note 9 – Debt in the Notes to the Condensed Consolidated Financial Statements. We are required to meet certain covenants, and as of September 30, 2026, we were in compliance with all such covenants and requirements under the agreements governing our senior notes, revolving line of credit, construction loan agreements, and mortgage repurchase facilities.

Our outstanding debt obligations included the following as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30,	December 31,
	2026	2025
3.875% senior notes, due August 2029(1)	$497,780	$497,201
6.625% senior notes, due September 2033(1)	494,002	493,355
Construction loan agreements	129,450	90,269
Other financing obligations(2)	44,089	21,551
Notes payable	1,165,321	1,102,376
Revolving line of credit	456,000	51,500
Mortgage repurchase facilities	191,266	289,269
Total debt	$1,812,587	$1,443,145

(1)The carrying value of the senior notes reflects the impact of premiums and/or discounts (if applicable), and issuance costs that are amortized to interest expense over the respective terms of the senior notes.

(2)As of September 30, 2026 and December 31, 2025, other financing obligations included certain secured borrowings and insurance premium notes, which bore a weighted average interest rate of 6.3% and 5.8%, respectively.

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

3.875% Senior Notes Due 2029

As of September 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 3.875% Senior Notes due 2029 (the “2029 Notes”), which principal balance is due in August 2029. Prior to that date, interest only payments are due semi-annually in February and August of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2029 Notes, in whole or in part, at a time before, on, or after, February 15, 2029, and a put provision triggered by certain change of control events. As of September 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $497.8 million.

6.625% Senior Notes Due 2033

As of September 30, 2026, we had outstanding $500.0 million in aggregate principal amount of our 6.625% Senior Notes due 2033 (the “2033 Notes”), which principal balance is due in September 2033. Prior to that date, interest only payments are due semi-annually in March and September of each year. These notes were issued under an indenture which contains certain restrictive covenants on issuing future secured debt and other transactions, and contains various optional redemption provisions to redeem the 2033 Notes, in whole or in part, at a time before, on, or after, September 15, 2028, and a put provision triggered by certain change of control events. As of September 30, 2026, the aggregate obligation, inclusive of unamortized financing costs on these notes, was $494.0 million.

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

As of September 30, 2026 and December 31, 2025, $129.5 million and $90.3 million was outstanding under the construction loan agreements respectively, with borrowings that bore a weighted average interest rate of 6.1% and 6.1% as of September 30, 2026 and December 31, 2025, respectively, and we were in compliance with all covenants thereunder.

Revolving Line of Credit

On September 30, 2026, we entered into a First Amendment to Credit Agreement (the “First Amendment”) with the lenders party thereto and U.S. Bank National Association, as Administrative Agent, amending the Credit Agreement, dated as of November 1, 2024, among us, the lenders party thereto, U.S. Bank National Association, as Administrative Agent, and the other banks party thereto (as amended, supplemented or otherwise modified to the date hereof, including by the First Amendment, the “Credit Agreement”).

The First Amendment increased the aggregate commitments under our senior unsecured revolving credit facility from $1.0 billion to $1.2 billion and extended the maturity date for participating extending lenders to November 1, 2030. The First Amendment also added new lenders, revised certain financial covenants, eliminated the 0.10% credit spread adjustment applicable to SOFR-based borrowings, and made certain related amendments to the schedules and exhibits to the Credit Agreement. The revolving line of credit includes a $250.0 million sublimit for letters of credit. Subject to the terms and conditions of the Credit Agreement, we are entitled to request an increase in the size of the revolving line of credit by an amount not exceeding $400.0 million. The obligations under the Credit Agreement are guaranteed by certain of our subsidiaries. Funds are available under the revolving line of credit for the construction of homes, for the acquisition and development of land, land under development and lots for the eventual construction of homes thereon, and for working capital in the ordinary course of business. Unless terminated earlier, $100.0 million will mature on November 1, 2028, with the $1.1 billion in remaining commitments maturing on November 1, 2030. The principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Subject to the terms and conditions of the Credit Agreement, we may request once per year a one-year extension of the maturity date, with up to three such extensions permitted during the term of the revolving line of credit, subject to the approval of the lenders and the Administrative Agent. The Credit Agreement contains customary affirmative and negative covenants (including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments, issue certain equity securities, engage in transactions with affiliates and engage in certain merger, consolidation or asset sale transactions), as well as customary events of default. Borrowings under the Credit Agreement bear interest at a floating rate equal to Term SOFR or Daily Simple SOFR (in each case as defined in the Credit Agreement), plus an applicable margin between 1.45% and 2.30% per annum, or if selected by us, a base rate plus an applicable margin between 0.45% and 1.30% per annum. The “applicable margins” described above are determined by a schedule based on our leverage ratio, as defined in the Credit Agreement. The Credit Agreement also provides for customary fees including commitment fees payable to each lender ranging from 0.20% to 0.35% per annum based on our leverage ratio of the unused portion of the revolving line of credit and other customary fees.

As of September 30, 2026 and December 31, 2025, $456.0 million and $51.5 million, respectively, was outstanding under the revolving line of credit, with borrowings that bore an interest rate of 5.3% and 5.2%, respectively, and we were in compliance with all covenants under the Credit Agreement.

Mortgage Repurchase Facilities – Financial Services

Inspire is party to mortgage warehouse facilities with J.P. Morgan Chase Bank, N.A. and U.S. Bank National Association, which provide Inspire with uncommitted repurchase facilities, and Truist Bank, which provides Inspire with a committed repurchase facility, collectively providing up to an aggregate of $300.0 million as of September 30, 2026, secured by the mortgage loans financed thereunder. The repurchase facilities have varying short term maturity dates through May 28, 2027. Borrowings under the mortgage repurchase facilities bear interest at variable interest rates per annum equal to SOFR plus an applicable margin, and bore a weighted average interest rate of 5.4% and 5.4% as of September 30, 2026 and December 31, 2025, respectively.

Amounts outstanding under the repurchase facilities are not guaranteed by us or any of our subsidiaries, and the agreements contain various affirmative and negative covenants applicable to Inspire that are customary for arrangements of this type. As of September 30, 2026 and December 31, 2025, we had $191.3 million and $289.3 million outstanding under the repurchase facilities, respectively, and were in compliance with all covenants thereunder.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance and other bonds primarily related to our land development performance obligations with local municipalities. As of September 30, 2026 and December 31, 2025, we had issued and outstanding letters of credit under various facilities of $42.3 million and $65.3 million, respectively, and we had issued and outstanding performance and other bonds of $431.4 million and $445.1 million, respectively. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance and other bonds are not generally fully released until all development and construction activities are completed.

Stock Repurchases

Our stock repurchase program authorizes us to repurchase up to 4.5 million shares of our outstanding common stock, of which 1.3 million shares remained available to be repurchased as of September 30, 2026. During the three and nine months ended September 30, 2026, an aggregate of 169.9 thousand shares and 1.1 million shares, respectively, were repurchased under our stock repurchase program for a total purchase price of approximately $11.6 million and $71.2 million, respectively, and a weighted average per share price of $68.16 and $62.45, respectively, excluding the excise tax accrued on our net share repurchases as a result of the Inflation Reduction Act of 2022. During the three and nine months ended September 30, 2025, an aggregate of 296.9 thousand shares and 1.9 million shares, respectively, were repurchased for a total purchase price of approximately $20.0 million and $123.6 million, respectively, and a weighted average per share price of $67.36 and $63.91, respectively.

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

Cash Dividends

The following table sets forth cash dividends declared by our Board of Directors to holders of record of our common stock during the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except per share information):

			Nine Months Ended September 30, 2026
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 4, 2026	February 25, 2026	March 11, 2026	$0.32	$9,313
May 6, 2026	May 27, 2026	June 10, 2026	$0.32	$9,154
August 12, 2026	August 26, 2026	September 9, 2026	$0.32	$9,052

			Nine Months Ended September 30, 2025
			Cash Dividends Declared and Paid
Declaration Date	Record Date	Payable Date	Per Share	Amount
February 5, 2025	February 26, 2025	March 12, 2025	$0.29	$8,922
May 7, 2025	May 28, 2025	June 11, 2025	$0.29	$8,783
August 13, 2025	August 27, 2025	September 10, 2025	$0.29	$8,607

While we expect to continue to pay quarterly cash dividends on our common stock during the remainder of 2026, the declaration and payment of future cash dividends on our common stock, whether at current levels or at all, are at the discretion of our Board of Directors and depend upon, among other things, our expected future earnings, cash flows, capital requirements, access to external financing, debt structure and any adjustments thereto, operational and financial investment strategy, and general financial condition, as well as general business conditions.

Cash Flows— Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026 and 2025, the comparison of cash flows is as follows:

•Our primary sources of cash flows from operations are from the sale of single-family attached and detached homes and mortgages. Our primary uses of cash flows from operations are the acquisition of land and expenditures associated with the construction of our single-family attached and detached homes and the origination of mortgages held for sale. Net cash used in operating activities was $267.5 million during the nine months ended September 30, 2026 as compared to $57.7 million during the prior year period. The increase in net cash used was primarily a result of (1) increased expenditures associated with the construction of homes during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 and (2) a $38.5 million decrease in net income during the first nine months of 2026 compared to the prior year period, partially offset by benefits from the net changes in assets and liabilities, including cash balances held in escrow, as compared to the prior year period.

•Net cash used in investing activities was $23.2 million during the nine months ended September 30, 2026, compared to net cash provided by investing activities of $30.6 million during the prior year period. This change was primarily related to $44.9 million in cash proceeds related to the sale of our mortgage servicing rights portfolio during the nine months ended September 30, 2025.

•Net cash provided by financing activities was $261.0 million during the nine months ended September 30, 2026, as compared to $14.9 million during the prior year period. This change was primarily attributable to (1) a $201.0 million increase in net borrowings under our revolving line of credit facility and (2) a $52.4 million decrease in stock repurchases, in each case during the current year period as compared to the prior year period.

As of September 30, 2026, our cash and cash equivalents and restricted cash balance was $109.8 million, as compared to $139.6 million as of December 31, 2025.

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

EBITDA and Adjusted EBITDA

The following table presents EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025. EBITDA and adjusted EBITDA are non-GAAP financial measures we use as a supplemental measure in evaluating operating performance. We define EBITDA as net income before (i) income tax expense, (ii) interest in cost of home sales revenues, (iii) interest expense (income), and (iv) depreciation and amortization expense. We define adjusted EBITDA as EBITDA before inventory impairment, abandonment of lot option contracts, stock-based compensation expense, restructuring costs, loss on debt extinguishment, impairment on other investment, and purchase price accounting for acquired work in process inventory, in each case as applicable during a period. We believe EBITDA and adjusted EBITDA provide an indicator of general economic performance that is not affected by fluctuations in interest rates or effective tax rates, levels of depreciation or amortization, and other specified factors that management believes affect comparability. Accordingly, our management believes that these measurements are useful for comparing general operating performance from period to period. EBITDA and adjusted EBITDA should be considered in addition to, and not as a substitute for, consolidated net income in accordance with GAAP as a measure of performance. Our presentation of adjusted EBITDA should not be construed as an indication that our future results will be unaffected by unusual or other specified factors that management believes affect comparability. Each of our EBITDA and adjusted EBITDA is limited as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results of operations as reported under GAAP.

(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net income	$12,617	$37,403	(66.3)%	$73,174	$111,641	(34.5)%
Income tax expense	3,218	10,435	(69.2)%	25,060	35,798	(30.0)%
Interest in cost of home sales revenues	15,873	15,005	5.8%	45,385	41,994	8.1%
Interest expense (income)	54	876	(93.8)%	442	445	(0.7)%
Depreciation and amortization expense	5,365	6,005	(10.7)%	16,107	18,868	(14.6)%
EBITDA	$37,127	$69,724	(46.8)%	$160,168	$208,746	(23.3)%
Inventory impairment	19,605	3,180	516.5%	19,605	10,951	79.0%
Abandonment of lot option contracts	2,320	5,159	(55.0)%	4,399	9,306	(52.7)%
Stock-based compensation expense (1)	3,461	5,486	(36.9)%	10,641	13,720	(22.4)%
Restructuring costs	—	—	—%	—	1,505	(100.0)%
Loss on debt extinguishment	—	1,361	(100.0)%	—	1,361	(100.0)%
Purchase price accounting for acquired work in process inventory	899	2,830	(68.2)%	2,200	6,763	(67.5)%
Adjusted EBITDA	$63,412	$87,740	(27.7)%	$197,013	$252,352	(21.9)%

(1)Beginning in the fourth quarter of 2025, we added “Stock-based compensation expense” as an adjustment in our non-GAAP adjusted EBITDA calculation. Accordingly, we have recast the corresponding prior period information to conform to the current presentation and calculation.

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

(dollars in thousands)

	September 30,	December 31,
	2026	2025
Notes payable	$1,165,321	$1,102,376
Revolving line of credit	456,000	51,500
Construction loan agreements	(129,450)	(90,269)
Total homebuilding debt	1,491,871	1,063,607
Total stockholders' equity	2,560,998	2,591,732
Total capital	$4,052,869	$3,655,339
Homebuilding debt to capital	36.8%	29.1%

Total homebuilding debt	$1,491,871	$1,063,607
Cash and cash equivalents	(86,086)	(109,443)
Cash held in escrow	(33,740)	(48,571)
Net homebuilding debt	1,372,045	905,593
Total stockholders' equity	2,560,998	2,591,732
Net capital	$3,933,043	$3,497,325

Net homebuilding debt to net capital	34.9%	25.9%

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

(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income	$12,617	$37,403	$73,174	$111,641
Denominator
Weighted average common shares outstanding - basic	28,363,406	29,645,795	28,722,425	30,266,752
Dilutive effect of stock-based compensation awards	112,862	373,358	52,089	344,259
Weighted average common shares outstanding - diluted	28,476,268	30,019,153	28,774,514	30,611,011
Earnings per share:
Basic	$0.44	$1.26	$2.55	$3.69
Diluted	$0.44	$1.25	$2.54	$3.65

Adjusted earnings per share
Numerator
Net income	$12,617	$37,403	$73,174	$111,641
Income tax expense	3,218	10,435	25,060	35,798
Income before income tax expense	15,835	47,838	98,234	147,439
Inventory impairment	19,605	3,180	19,605	10,951
Abandonment of lot option contracts	2,320	5,159	4,399	9,306
Restructuring costs	—	—	—	1,505
Loss on debt extinguishment	—	1,361	—	1,361
Purchase price accounting for acquired work in process inventory	899	2,830	2,200	6,763
Adjusted income before income tax expense	38,659	60,368	124,438	177,325
Adjusted income tax expense(1)	(9,862)	(14,657)	(31,745)	(43,054)
Adjusted net income	$28,797	$45,711	$92,693	$134,271

Denominator - Diluted	28,476,268	30,019,153	28,774,514	30,611,011

Adjusted diluted earnings per share	$1.01	$1.52	$3.22	$4.39

(1)The tax rates used in calculating adjusted net income for both the three and nine months ended September 30, 2026 were 25.5%, which are reflective of our GAAP tax rate for the nine months ended September 30, 2026. The tax rates used in calculating adjusted net income for both the three and nine months ended September 30, 2025 were 24.3%, which are reflective of our GAAP tax rate for the nine months ended September 30, 2025.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, inflation, foreign currency exchange rates and commodity prices. For additional information regarding our market risk, refer to the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes in our market risk since December 31, 2025, other than an increase in borrowings under our line of credit as of September 30, 2026 to $456.0 million, as compared to $51.5 million as of December 31, 2025, which borrowings are subject to variable interest rates.

Interest Rates

Our primary exposure to market risk is interest rate risk associated with our Credit Agreement and construction loan agreements and the operation of our Financial Services business.

Exposure to market risk includes the impact of interest rate changes on our interest expense and the affordability of mortgage financing to homebuyers, which affects demand for our homes, as discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this report. Additionally, mortgage rates remained elevated during the first nine months of 2026 and are influenced by a range of market factors, and we cannot provide any assurance as to the impact of future market or policy developments on mortgage rates or our current or future business.

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

Inflation

Our homebuilding operations have been and may continue to be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. Inflation has led and could continue to lead to higher mortgage rates, which has and could continue to significantly affect the affordability of mortgage financing to homebuyers and lead to weakened demand for our homes, as well as increased cancellations compared to prior year periods. Disruptions to energy markets related to geopolitical developments in the Middle East during the first nine months of 2026 impacted fuel and transportation costs and contributed to inflationary conditions during the period. Prolonged volatility in energy prices could further pressure construction costs and negatively impact consumer confidence. Additionally, the implementation and/or potential implementation by the current U.S. Presidential Administration of tariffs and/or duties on several countries and territories could result in an inflationary environment adversely affecting our business and operating results.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) as of September 30, 2026, the end of the period covered by this Form 10-Q. Based on this evaluation, our co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes during the third quarter of 2026 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Further, geopolitical developments, including the conflict in the Middle East, have contributed to volatility in global energy markets and increases in fuel and transportation costs during the first nine months of 2026, which may further heighten inflationary pressures, especially if the conflict intensifies or persists. Sustained or worsening geopolitical instability could result in higher input costs, supply chain disruptions, and reduced consumer confidence, which, when combined with affordability pressures and elevated interest rates, could cause potential homebuyers to delay or reconsider home purchases, adversely affecting demand for our homes and our operating results.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the number of shares of our common stock that were purchased by us during each of the three fiscal months in our third quarter ended September 30, 2026.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July
July 1, 2026 through July 31, 2026	—	$—	—	1,464,687
August
August 1, 2026 through August 31, 2026	143,524	69.67	143,524	1,321,163
September
September 1, 2026 through September 30, 2026	26,379	59.89	26,379	1,294,784
Total	169,903	$68.16	169,903

(1)Our stock repurchase program, which was approved by our Board of Directors and publicly announced on July 24, 2024, authorizes us to repurchase up to 4.5 million shares of our outstanding common stock from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with U.S. federal securities laws. We repurchased a total of 169,903 shares during the periods indicated above under this program and 1,294,784 shares remained available to repurchase as of September 30, 2026. Our stock repurchase program has no expiration date and may be terminated by our Board of Directors at any time.

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

ITEM 5.     OTHER INFORMATION.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

10.1*

First Amendment to Credit Agreement, dated as of September 30, 2026, by and among Century Communities, Inc., the lenders party thereto, and U.S. Bank National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Century Communities, Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2026 (File No. 001-36491)).

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

___________________

*Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Communities, Inc.

Date: October 28, 2026	By:	/s/ Dale Francescon
Dale Francescon
Executive Chairman
(Co-Principal Executive Officer)

Date: October 28, 2026	By:	/s/ Robert J. Francescon
Robert J. Francescon
Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: October 28, 2026	By:	/s/ J. Scott Dixon
J. Scott Dixon
Chief Financial Officer
(Principal Financial and Accounting Officer)